Form 10-Q
period 2017-03-31
SusGlobal Energy Corp.
filed 2017-06-09
CIK 1652539

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to ________________

Commission file number 333-209143

SUSGLOBAL ENERGY CORP.
(Exact name of registrant as specified in its charter)

Delaware	38-4039116
(State or other jurisdiction of incorporation or	(I. R. S. Employer Identification No.)
organization)

200 Davenport Road	M5R 1J2
Toronto, ON
(Address of principal executive offices)	(Zip Code)

416-223-8500
(Registrant’s telephone number, including area code)

Not applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [   ]     No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [   ]     No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)
Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided to Section 7(a)(2)(B) of the Securities Act. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).
Yes [   ]     No [X]

The number of shares of the registrant’s common stock outstanding as of June 7, 2017 was 36,376,861 shares.

SusGlobal Energy Corp.
INDEX TO FORM 10-Q
For the Three-Month Periods Ended March 31, 2017 and 2016

SusGlobal Energy Corp.
March 31, 2017 and 2016
(unaudited)

Table of contents

Consolidated Balance Sheets	1

Interim Condensed Consolidated Statements of Operations and Comprehensive Loss	2

Interim Condensed Consolidated Statements of Changes in Stockholders’ Deficiency	3

Interim Condensed Consolidated Statements of Cash Flows	4

Notes to the Interim Condensed Consolidated Financial Statements	5-14

SusGlobal Energy Corp.
Interim Condensed Consolidated Balance Sheets
As at March 31, 2017 and December 31, 2016
(unaudited)

	March 31, 2017	December 31, 2016

ASSETS
Current Assets
Cash	$17,792	$1,774
Restricted cash (note 6)	581,417	-
Term deposit	-	148,960
Trade receivables, no allowance	-	9,127
Harmonized sales taxes receivable	15,176	16,084
Prepaid expenses and deposit	4,511	19,586

Total Current Assets	618,896	195,531

Intangible Asset (note 7)	1,620	1,670

Long-lived Assets, net (note 8)	733	880
Total Assets	$621,249	$198,081

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities
Accounts payable (note 9)	$213,872	$292,595
Accrued liabilities (note 9)	155,131	173,157
Term loan (note 10)	1,203,040	-
Loans payable to related party (note 11)	157,899	217,482

Total Liabilities	1,729,942	683,234

Stockholders’ Deficiency

Common stock, unlimited number of common stock authorized without par value, 35,849,086 (2016-34,128,910) shares issued and outstanding (note 12)	2,503,020	2,004,407
Subscriptions payable for shares yet to be issued (note 12)	13,811	-
Stock compensation reserve	82,500	-
Accumulated deficit	(3,658,436)	(2,447,815)
Comprehensive loss	(49,588)	(41,745)

Stockholders’ deficiency	(1,108,693)	(485,153)

Total Liabilities and Stockholders’ Deficiency	$621,249	$198,081

Going concern (note 2)
Commitments (note 13)

The accompanying notes are an integral part of these consolidated financial statements.

Page | 1

SusGlobal Energy Corp.
Interim Condensed Consolidated Statements of Operations and Comprehensive Loss
For the three-month periods ended March 31, 2017 and 2016
(unaudited)

	For the three-months ended	For the three-months ended
	March 31, 2017	March 31, 2016

Operating expenses

Financing costs	$882,153	$-
Capital contribution to Advanced Water Technology Program	71,017	-
Professional fees	51,985	41,414
Office and administration (note 9)	44,640	20,583
Management fees (note 9)	40,797	30,618
Interest expense (note 9)	20,590	1,906
Stock-based compensation (note 9)	95,550	-
Filing fees	3,889	891
Total operating expenses	1,210,621	95,412

Net loss	(1,210,621)	(95,412)
Other comprehensive loss
Foreign exchange loss	(7,843)	(19,938)

Comprehensive loss	$(1,218,464)	$(115,350)

Net loss per share-basic and diluted	$(0.03)	$(0.00)

Weighted average number of common shares outstanding- basic and diluted	35,698,036	32,034,676

The accompanying notes are an integral part of these consolidated financial statements.

Page | 2

SusGlobal Energy Corp.
Interim Condensed Consolidated Statements of Changes in Stockholders’ Deficiency
For the three-month period ended March 31, 2017 and year ended
December 31, 2016
(unaudited)

	Number of	Common	Share	Stock	Accumulated	Comprehensive	Stockholders’
	Shares	Shares	Subscriptions	Compensation	Deficit	Income (Loss)	Deficiency
			Payable	Reserve
Balance – December 31, 2015	31,547,346	$1,646,091	$-	$-	$(1,896,286)	$(8,538)	$(258,733)
Shares issued on private placement, net of share issue costs	2,581,564	358,316	-	-	-	-	358,316.
Shares issued for consulting services	-.	-	-	-	-	-	-.
Other comprehensive loss	-	-	-	-	-	(33,207)	(33,207)
Net loss, 2016	-	-	-	-	(551,529)	-	(551,529)
Balance – December 31, 2016	34,128,910	$2,004,407	$-	$-	$(2,447,815)	$(41,745)	$(485,153)
Shares issued to directors	40,000	11,600	-	-	-	-	11,600
Share issued to employee	5,000	1,450	-	-	-	-	1,450
Shares issued on private placement, net of share issue costs	55,176	15,763	-	-	-	-	15,763
Shares issued to agents on financing	1,620,000	469,800	-	-	-	-	469,800
Stock compensation expense on stock award	-	-	-	82,500	-	-	82,500
Subscription proceeds for shares yet to be issued	-	-	13,811	-	-	-	13,811
Other comprehensive loss	-	-	-	-	-	(7,843)	(7,843)
Net loss, March 2017	-	-	-	-	(1,210,621)	-	(1,210,621)
Balance – March 31, 2017	35,849,086	$2,503,020	$13,811	$82,500	$(3,658,436)	$(49,588)	$(1,108,693)

The accompanying notes are an integral part of these consolidated financial statements.

Page | 3

SusGlobal Energy Corp.
Interim Condensed Consolidated Statements of Cash Flows
For the three-month periods ended March 31, 2017 and 2016
(unaudited)

	March 31, 2017	March 31, 2016

Cash flows from operating activities
Net loss	$(1,210,621)	$(95,412)
Adjustments for:
Depreciation	147	163
Amortization of intangible asset	50	50
Financing costs	469,800	-
Stock-based compensation	95,550	-
Changes in non-cash working capital:
Trade receivables	9,258	-
Harmonized sales taxes receivable	1,067	6,116
Prepaid expenses and deposit	15,334	12,029
Accounts payable	(81,904)	(18,799)
Accrued liabilities	(19,772)	(13,057)
Net cash used in operating activities	(721,091)	(108,910)

Cash flows from investing activities
Restricted cash	(584,201)	-
Disposal of term deposit	151,100	-
Net cash provided by investing activities	(433,101)	-

Cash flows from financing activities
Bank indebtedness	-	33,508
Advances on term loan	1,203,040	-
Advances from loans payable to related parties	-	365
Repayments of loans payable to related parties	(61,951)	-
Private placement proceeds (net of share issue costs)	15,763	66,859
Subscriptions payable proceeds	13,811	6,975
Net cash provided by financing activities	1,170,663	107,707

Effect of exchange rate on cash	(453)	1,203
Increase in cash	16,018	-
Cash-beginning of period	1,774	-
Cash-end of period	$17,792	$-

The accompanying notes are an integral part of these consolidated financial statements.

Page | 4

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2017 and 2016
(unaudited)

1. Nature of Business and Basis of Presentation

SusGlobal Energy Corp. (“SusGlobal”) was formed by articles of amalgamation on December 3, 2014, in the Province of Ontario, Canada and its executive office is in Toronto, Ontario, Canada. SusGlobal Energy Corp., a company in the start-up stages and Commandcredit Corp. (“Commandcredit”), an inactive Canadian public shell company, amalgamated to continue business under the name of SusGlobal Energy Corp.

On January 29, 2016, the Company filed a Registration Statement on Form S-4 (the “Registration Statement”), which relates to the Company’s intent to change its jurisdiction of incorporation by discontinuing SusGlobal Energy Corp. from Ontario, Canada and continuing and domesticating as a corporation incorporated under the laws of the State of Delaware. The Registration Statement was declared effective on May 12, 2017.

SusGlobal is a renewable energy company focused on acquiring, developing and monetizing a global portfolio of proprietary technologies in the waste to energy application.

These interim condensed consolidated financial statements of SusGlobal and its wholly-owned subsidiaries, SusGlobal Energy Canada Corp. and SusGlobal Energy Canada I Ltd. (the “Company”), have been prepared following generally accepted accounting principles in the United States (“US GAAP”), and are expressed in United States Dollars. In the opinion of management, all adjustments necessary for a fair presentation have been included.

2. Going Concern

These interim condensed consolidated financial statements have been prepared in accordance with US GAAP, which assumes that the Company will be able to meet its obligations and continue its operations for the next twelve months.

As at March 31, 2017, the Company had a working capital deficit of $1,111,046 (December 31, 2016-$487,703), incurred a net loss of $1,210,621 (2016-$95,412) for the three-month period ended March 31, 2017 and had an accumulated deficit of $3,658,436 (December 31, 2016-$2,447,815) and expects to incur further losses in the development of its business. These factors and those noted below, cast substantial doubt as to the Company’s ability to continue as a going concern which is dependent upon its ability to obtain the necessary financing to further the development of its business and upon achieving profitable operations. Management believes that the Company will be able to obtain the necessary funding by equity or debt however, there is no assurance of funding being available on acceptable terms. Realization values may be substantially different from carrying values as shown.

On February 2, 2017, the Company received the first advance in the amount of $1,203,040 ($1,600,000 CAD) on its corporate line of credit (“Line of Credit”) of $4,135,450 ($5,500,000 CAD) with PACE Savings & Credit Union Limited (“PACE”). The Line of Credit was obtained to fund the BioGrid Project, which is a project described in the expansion and operation agreement (the “Agreement”) between the Company and the Township of Georgian Bluffs and the Township of Chatsworth (the “Municipalities”), as described in note 15. The Municipalities terminated the Agreement on November 4, 2016 and the Company filed a Notice of Dispute with the Municipalities on March 1, 2017. The Company and the Municipalities met on March 31, 2017 and the Municipalities have since reiterated their position that the agreement is terminated.

Page | 5

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2017 and 2016
(unaudited)

2. Going Concern, continued

Effective March 21, 2017 the funds advanced on the Line of Credit from PACE are unavailable to use until the matter with the Municipalities related to the BioGrid Project is resolved. The funds are disclosed as restricted cash on the interim condensed consolidated balance sheets.

These interim condensed consolidated financial statements do not include any adjustments to reflect the future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result if the Company was unable to continue as a going concern.

3. Significant Accounting Policies

These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the years ended December 31, 2016 and 2015.

During the three months ended March 31, 2017, the Company adopted the following significant accounting policies:

Restricted Cash

Funds advanced from PACE and currently held by PACE are classified as restricted cash as these funds are currently not available for the Company to settle outstanding liabilities.

Debt Issuance Costs

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, “Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”. ASU No. 2015-03 amends current presentation guidance by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Prior to the issuance of ASU No. 2015-03, debt issuance costs were required to be presented as an asset in the balance sheet. The Company adopted the provisions of ASU No. 2015-03 on January 1, 2017. No prior amounts were required to be reclassified to conform to the current period presentation. The adoption of ASU No. 2015-03 did not materially impact our consolidated financial position, results of operations or cash flows.

Stock-based Compensation

The Company records compensation costs related to stock-based awards in accordance with Accounting Standards Codification 718, Compensation-Stock Compensation, whereby the Company measures stock-based compensation cost at the grant date based on the estimated fair value of the award. Compensation cost is recognized on a straight-line basis over the requisite service period of the award. The Company utilizes the Black-Scholes option-pricing model to estimate the fair value of stock options granted, which requires the input of highly subjective assumptions including: the expected option life, the risk free rate, the dividend yield, the volatility of the Company’s stock price and an assumption for employee forfeitures. The risk-free rate is based on the U.S. Rates at the date of the grant with maturity dates approximately equal to the expected term of the option. The Company has not historically issued any dividends and does not expect to in the near future. Changes in any of these subjective input assumptions can materially affect the fair value estimates and the resulting stock-based compensation recognized.

Page | 6

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2017 and 2016
(unaudited)

4. Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by FASB or other standard setting bodies and adopted by the Company as of the specified effective date or possibly early adopted, where permitted. Unless otherwise discussed, the impact of recently issued standards that are not yet effective will not have a material impact on the Company’s financial position, results of operations or cash flows.

In April 2015, the FASB issued ASU No. 2015-03, “Interest-Imputation of Interest: Simplifying the Presentation of Debt Issuance Cost”. The guidance requires an entity to present debt issuance costs in the balance sheet as a direct reduction from the carrying amount of the debt liability, consistent with debt discounts, rather than as an asset. Amortization of debt issuance costs will continue to be reported as interest expense. Debt issuance costs related to revolving credit arrangements, however, will continue to be presented as an asset and amortized ratably over the term of the arrangement. ASU No. 2015-03 is effective for reporting periods beginning after December 15, 2015 including interim periods within those annual periods. The Company adopted the provisions of ASU No. 2015-03 on January 1, 2017.

In February 2016, the FASB issued ASU No. 2016-02, “Leases.” The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees with capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The adoption of this ASU is expected to result in all operating leases being capitalized in the Company’s financial statements. The Company is currently evaluating the impact of adopting ASU No. 2016-02.

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash”. This ASU requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This guidance will be effective for the Company as of March 1, 2018, and requires a retrospective transition method. The Company is currently evaluating the impact of ASU No. 2016-18.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles-Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment”. The new standard simplifies the accounting for goodwill impairments by eliminating step 2 from the goodwill quantitative impairment test. Instead, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. The standard is effective for interim and annual periods beginning after December 15, 2019 and early adoption is permitted. The Company is currently evaluating the impact of adopting ASU No. 2017-04.

Page | 7

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2017 and 2016
(unaudited)

5. Financial Instruments

The carrying value of cash, restricted cash, term deposit, trade receivables, bank indebtedness, accounts payable and accrued liabilities approximated their fair values as of March 31, 2017 and December 31, 2016 due to their short-term nature. The carrying value of the term loan and the loans payable to related party approximated their fair value due to their market interest rate.

Interest, Credit and Concentration Risk

In the opinion of management, the Company is exposed to significant interest rate risk on its variable rate term loan of $1,203,040 and is not exposed to credit risks arising from its financial instruments. As at March 31, 2017, the Company had no trade receivables. As at December 31, 2016, the Company had two customers representing greater than 5% of total trade receivables and these two customers represented 99% of trade receivables. The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue. These customers accounted for 95% of total revenue.

Liquidity Risk

Liquidity risk is the risk that the Company is unable to meet its obligations as they fall due. The Company takes steps to ensure it has sufficient working capital and available sources of financing to meet future cash requirements for capital programs and operations.

The Company intends to continue to raise funds through the issuance of common shares under a private placement or debt, to ensure it has sufficient access to cash to meet current and foreseeable financial requirements. The Company actively monitors its liquidity to ensure that its cash flows and working capital are adequate to support its financial obligations and the Company’s capital programs.

Currency Risk

Although the Company’s functional currency is Canadian dollars (“CAD”), the Company realizes a portion of its expenses in United States dollars (“USD”). Consequently, certain assets and liabilities are exposed to foreign currency fluctuations. As at March 31, 2017, $14,967 (December 31, 2016-$5,108) of the Company’s net monetary liabilities were denominated in United States dollars. The Company has not entered into any hedging transactions to reduce the exposure to currency risk.

6. Restricted Cash

The Company holds funds in a bank account with PACE, which were advanced under the Line of Credit on February 2, 2017, as described in note 10, term loan. The funds are currently unavailable to use until the matter with the Municipalities relating to the BioGrid Project is resolved.

7. Intangible Asset

	March 31,	December 31
	2017	2016

Technology License (net of accumulated amortization of $381 (2016 - $331))	$1,620	$1,670

Page | 8

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2017 and 2016
(unaudited)

7. Intangible Asset, continued

On May 6, 2015, the Company finalized an agreement with Syngas SDN BHD (“Syngas”), a company incorporated under the laws of Malaysia, providing an exclusive license for the Company to use Syngas Intellectual Property within North America for a period of five years from the date of this agreement, for $1 consideration, renewable every five years upon written request. Syngas produces equipment that uses an innovative process to produce liquid transportation fuel from plastic waste material. The Company issued 20,000 common shares of the Company to an introducing party, determined to be valued at $2,000. The technology license is being amortized on a straight-line basis, over a period of 10 years.

8. Long-lived Assets, net

			March 31,	December 31,
		Accumulated	2017	2016
	Cost	depreciation	Net book	Net book value
			value

Computer hardware	$1,956	$1,223	$733	$880

9. Related Party Transactions

During the three-month period ended March 31, 2017, the Company incurred $11,333 ($15,000 CAD) (2016-$10,935; $15,000 CAD) in management fees charged by Travellers International Inc. (“Travellers”), an Ontario company controlled by a director and president of the Company and $11,333 ($15,000 CAD) (2016-$10,935; $15,000 CAD) in management fees charged by Landfill Gas Canada Limited (“LFGC”), an Ontario company controlled by a director and chief executive officer of the Company. The balance of the management fees, in the amount of $9,066 ($12,000 CAD) (2016-$8,748; $12,000 CAD) was charged by the Company’s chief financial officer and $9,065 ($12,000 CAD) (2016-$nil) was charged by the Company’s vice-president of corporate development. As at March 31, 2017, unpaid remuneration and unpaid expenses in the amount of $76,862 ($102,224 CAD) (December 31, 2016-$95,396; $128,083 CAD) is included in accounts payable and $65,340 ($86,900 CAD) (December 31, 2016-$61,982; $83,220 CAD) is included in accrued liabilities.

In addition, the Company incurred interest expense of $5,488 ($7,265 CAD) (2016-$1,906; $2,615 CAD) on the outstanding loans from Travellers.

Furthermore, the Company granted the chief executive officer 3,000,000 restricted stock units (“RSU”), under a new consulting agreement effective January 1, 2017. The RSU’s will vest in three equal installments annually on January 1, 2018, 2019 and 2020. During the three-month period ended March 31, 2017, the Company recognized a stock-based compensation expense of $82,500, representing one twelfth of the total value of the award of $990,000, based on a recent private placement pricing.

During the three-month period ended March 31, 2017, the Company incurred $11,426 ($15,124 CAD) (2016-$7,655; $10,500 CAD) in rent paid under a rental agreement to Haute Inc., an Ontario company controlled by a director and president.

Page | 9

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2017 and 2016
(unaudited)

10. Term Loan

	March 31,	December 31,
	2017	2016
		-
Term Loan	$1,203,040.	-
Debt issuance costs	(882,153)	-
Amortization of debt issuance costs	882,153.	-
Balance-March 31, 2017	$1,203,040.	-

Effective January 1, 2017, the Company entered into an agreement for a Line of Credit of $4,135,450 ($5,500,000 CAD) with PACE. The Line of Credit facility was to be advanced in tranches to allow for the funding of engineering, permitting, construction costs and equipment purchases for the BioGrid Project located near Owen Sound, Ontario, Canada. On February 2, 2017, the company received the first advance in the amount of $1,203,040 ($1,600,000 CAD).

Effective March 21, 2017, the unused portion of the first advance, in the amount of $581,417, became unavailable for use and no further advances will become available by PACE as a result of the dispute described in note 15 until the matter with the Municipalities related to the BioGrid Project is resolved.

The Line of Credit bears interest at the PACE base rate +1.25%, currently 8%, payable on a monthly basis, interest only. The initial advance, received on February 2, 2017 is due February 2, 2018 and is secured by a business loan general security agreement guaranteed by the Company’s wholly-owned subsidiaries and a $1,203,040 ($1,600,000 CAD) personal guarantee from the Company’s executive chairman and president and a collateral mortgage on real property comprising an office building leased by the Company. In addition, also pledged as security were the shares of the wholly-owned subsidiaries and a pledge of shares of the Company held by the chief executive officer’s company, the chief financial officer and held by a director’s company, including a limited recourse guarantee by each. The pledge of shares and the collateral mortgage will remain in place so long as the credit facility is not in default or demanded and shall be released on the date that the credit facility is paid in full.

During the construction period, the credit facility would be subject to monthly interest payments only. Once the expanded facility is fully operational, the Line of Credit will be converted to a term facility and subject to blended monthly payments of principal and interest sufficient to repay the term loan within the specified amortization. The loan is fully open for prepayment at any time without notice or bonus.

A total commitment fee of $83,105 ($110,000) was paid to PACE. In addition, the agents who assisted in establishing the Line of Credit with PACE received 1,620,000 common shares of the Company, determined to be valued at $469,800 based on a recent private placement pricing, and cash of $300,000 on closing, for their services. Other closing costs in connection with the Line of Credit included fees for legal services totaling $29,248 ($38,713 CAD). During the three-month period ended March 31, 2017, the Company incurred interest charges of $15,102 ($19,989 CAD) on this Line of Credit.

11. Loans Payable to Related Party

	March 31,	December 31,
	2017	2016
Travellers International Inc.	$157,899	$217,482

Page | 10

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2017 and 2016
(unaudited)

11. Loans Payable to Related Party, continued

Loans payable in the amount of $157,899 ($210,000 CAD) (December 31, 2016-$217,482; $292,000 CAD), owing to Travellers and bearing interest at the rate of 12% per annum are due on demand and unsecured. As at March 31, 2017, $11,628 ($15,465 CAD) (December 31, 2016-$15,043; $20,197 CAD), in interest is included in accrued liabilities. One of the loans owing to Travellers, in the amount of $61,074 ($82,000 CAD) was repaid on February 9, 2017, including accrued interest.

12. Capital Stock

At March 31, 2017, the Company had an unlimited number of common shares authorized without par value and 35,849,086 (December 31, 2016-34,128,910) common shares issued and outstanding.

During the three-month period ended March 31, 2017, the Company raised $15,763 (2016-$358,316) cash on a private placement, net of share issue costs of $1,245 (2016-$28,690), on the issuance of 55,176 (2016-2,581,564) common shares of the Company. The Company also raised $13,811, net of share issue costs of $1,039, on subscriptions for shares yet to be issued. Subsequent to March 31, 2017, the Company issued the 45,000 common shares of the Company, in connection with these subscriptions.

In addition, the Company issued 1,620,000 common shares of the Company to certain agents who assisted in establishing the Line of Credit with PACE, determined to be valued at $469,800, for their services. The Company also issued a total of 40,000 common shares to two new directors and 5,000 commons shares to an employee, determined to be valued at $11,600 and $1,450, respectively, for their services. These services provided by the two new directors and the employee, are disclosed as share-based compensation in the interim condensed consolidated statements of operations and comprehensive loss.

Furthermore, the Company granted the chief executive officer 3,000,000 restricted stock units (“RSU”), under a new consulting agreement effective January 1, 2017. The RSU’s will vest in three equal installments annually on January 1, 2018, 2019 and 2020. As at March 31, 2017, the Company has recognized a stock compensation reserve of $82,500, representing one twelfth of the total value of the award of $990,000, based on a recent private placement pricing.

13. Commitments

a)

On October 21, 2016, the Company hired the services of a contractor to assume the role of Vice President of Corporate Development, effective November 1, 2016, for a period of fourteen months, at the rate of $3,008 ($4,000 CAD) per month, plus applicable taxes. In addition, the contractor was offered up to 115,000 common shares of the Company, at a price of $0.10 per common share, exercisable within 180 days of the effective date of the contract. The offer to acquire 115,000 common shares of the Company was exercised subsequent to March 31, 2017. See note 16(a), subsequent events. The future minimum commitment under this consulting agreement, is as follows:

2018	$27,072

Page | 11

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2017 and 2016
(unaudited)

13. Commitments, continued

b)

Effective January 1, 2017, new consulting agreements were finalized for the services of the Executive Chairman and President and for the Chief Executive Officer. The consulting agreements are for a period of three years, commencing January 1, 2017. For each of these two executive officers, the monthly fees will be as follows: $3,760 ($5,000 CAD) for 2017 and $11,279 ($15,000 CAD) for 2018 and 2019. In addition, the chief executive officer will be granted 3,000,000 Restricted Stock Units (“RSU”). The RSU’s will vest in three equal installments annually on January 1, 2018, 2019 and 2020. The Company has also agreed to reimburse each for certain out-of-pocket expenses incurred by each executive officer. The future minimum commitment under these consulting agreements, is as follows:

2018	$135,354
2019	270,696
2020	203,022
$609,072

The Company has a one year consulting agreement with its Chief Financial Officer, which originally expired on October 31, 2015. The monthly payment under this contract totals $3,008 ($4,000 CAD). The Company extended the consulting agreement, at the same monthly amount, on a month to month basis until a new consulting agreement is completed. The Company has also agreed to reimburse for certain out-of-pocket expenses incurred.

c)

Effective January 1, 2017, the Company entered into a new three year premises lease agreement with Haute Inc., at a monthly amount of $3,008 ($4,000 CAD) for 2017, $3,760 ($5,000 CAD) for 2018 and $4,511 ($6,000 CAD) for 2019. The Company is also responsible for all expenses and outlays in connection with its occupancy of the leased premises, including, but not limited to utilities, realty taxes and maintenance. The future minimum commitment under this premises lease is as follows:

2018	$38,352
2019	47,373
2020	40,599
$126,324

d)

The Company is a partner in business led collaboration in the water sector, a program known as the Advanced Water Technologies (“AWT”) Program. This program is administered by the Southern Ontario Water Consortium to assist small and medium sized business in the Province of Ontario, Canada to leverage world- class research facility and academic expertise to develop and demonstrate water technologies for successful introduction to market. The Company’s commitment under this program is as follows:

2018	$18,961
2019	17,937
$36,898

Page | 12

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2017 and 2016
(unaudited)

13. Commitments, continued

The Company has already completed and provided its commitment for the period ended March 31, 2017, which consisted of professional fees of $7,126 ($9,432 CAD) and a contribution to the capital requirements of the program, totaling $71,017 ($94,000 CAD), for equipment to be used in the AWT Program and to be retained by the academic institution.

14. Segmented Information

The Company uses a management approach for determining segments. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company’s reportable segments. The Company’s management reporting structure provides for only one segment: renewable energy and operates in one country, Canada.

15. The BioGrid Project-Significant Contract

On June 2, 2016, the Company announced that its wholly-owned subsidiary, SusGlobal Energy Canada I Ltd., signed an Agreement for the BioGrid Project, with the Municipalities Joint BioGrid Project, located near Owen Sound, Ontario, Canada. Effective June 1, 2016, SusGlobal Energy Canada I Ltd., entered into a twenty-five year Agreement to construct, maintain and operate the BioGrid which is automatically renewable for two additional five year periods, unless either party provides written notice of termination. On August 13, 2016, the Company’s wholly-owned subsidiary, SusGlobal Energy Canada I Ltd., took over operation of the BioGrid.

Approximately three weeks after assuming the operations of the BioGrid, the facility encountered a catastrophic gas engine failure. The repair of the engine took approximately three months. During this period, the Company invoked the Force Majeure provision under section 17 of the Agreement. On November 4, 2016, the Company was informed by the Municipalities, that they rejected the Force Majeure and served the Company with Notice of Immediate Termination.

On March 1, 2017, the Company delivered to the Municipalities, a Notice of Dispute.

The Company and the Municipalities met on March 31, 2017 and the Municipalities have since reiterated their position that the agreement is terminated. The Company will settle its insurance claim for the catastrophic gas engine failure prior to considering any of its options regarding the Municipalities.

16. Subsequent Events

a)

Subsequent to March 31, 2017, the Company raised $109,981 on a private placement, net of share issue costs of $6,435, on the issuance of 352,775 common shares of the Company. The Company also issued 45,000 common shares in connection with a private placement that occurred during the three-months ended March 31, 2017, which raised $13,811 cash, net of share issue costs of $1,039 and 15,000 common shares to a consultant determined to be valued at $4,950 for services provided. In addition, the Vice President of Corporate Development exercised her offer to acquire 115,000 common shares of the Company at a price of $0.10 per common share.

Page | 13

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2017 and 2016
(unaudited)

16. Subsequent Events, continued

b)

On April 5, 2017 and on May 11, 2017, the Company filed a Third Amendment and a Fourth Amendment Form S-4, respectively, with the United States Securities and Exchange Commission. This registration statement was filed in connection with domestication under Section 388 of the General Corporations Law of the State of Delaware and a continuance under the Business Corporations Act (Ontario), pursuant to which the Company’s jurisdiction on incorporation will be changed from Ontario to the State of Delaware. The registration statement became effective on May 12, 2017.

c)

On May 9, 2017, the company signed a memorandum of agreement (the “Agreement”) with Kentech, a corporation existing under the laws of the province of Ontario, Canada. The Agreement provides the Company the right to acquire and the right to use the equipment and innovative processes of Kentech in relation to the production of liquid fertilizer from organic waste material. The Agreement is for a period of five years, commencing on the date of the Agreement. The Agreement may be terminated by either party on providing six months’ notice.

d)

On May 23, 2017 SusGlobal Energy Corp. filed its Certificate of Domestication with the Secretary of State of the State of Delaware and changed its jurisdiction of incorporation from Ontario to the State of Delaware (the “Domestication”). As a result of the Domestication, pursuant to Section 388 of the General Corporation Law of the State of Delaware (the “DGCL”), the Company continued its existence under the DGCL as a corporation incorporated in the State of Delaware. The business, assets and liabilities of the Company and its subsidiaries on a consolidated basis, as well as its principal locations and fiscal year, were the same immediately after the Domestication as they were immediately prior to the Domestication. In addition, the directors and executive officers of the Company immediately after the Domestication were the same individuals who were directors and executive officers, respectively, immediately prior to the Domestication.

Page | 14

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements in this Management's Discussion and Analysis ("MD&A"), other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "would," "expect," "intend," "could," "estimate," "should," "anticipate," or "believe," and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. Readers should carefully review the risk factors and related notes included on our Registration Statement on Form S-4 filed with the Securities and Exchange Commission on April 5, 2017.

The following MD&A is intended to help readers understand the results of our operation and financial condition, and is provided as a supplement to, and should be read in conjunction with, our Interim Unaudited Financial Statements and the accompanying Notes to Interim Unaudited Financial Statements under Part 1, Item 1 of this Quarterly Report on Form 10-Q.

Growth and percentage comparisons made herein generally refer to the three months ended March 31, 2017 compared with the three months ended March 31, 2017 unless otherwise noted. Unless otherwise indicated or unless the context otherwise requires, all references in this document to "we, "us, "our," the "Company," and similar expressions refer to SusGlobal Energy Corp., and depending on the context, its subsidiaries.

SPECIAL NOTICE ABOUT GOING CONCERN AUDIT OPINION

OUR AUDITOR ISSUED AN OPINION EXPRESSING SUBSTANTIAL DOUBT AS TO OUR ABILITY TO CONTINUE IN BUSINESS AS A GOING CONCERN FOR THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015. YOU SHOULD READ THIS QUARTERLY REPORT ON FORM 10-Q WITH THE “GOING CONCERN” ISSUES IN MIND.

This Management’s Discussion and Analysis should be read in conjunction with the financial statements included in this Quarterly Report on Form 10-Q (the “Financial Statements”). The financial statements have been prepared in accordance with generally accepted accounting policies in the United States (“GAAP”). Except as otherwise disclosed, all dollar figures included therein and in the following management discussion and analysis are quoted in United States dollars.

OVERVIEW

The following organization chart sets forth our wholly-owned subsidiaries:

Page | 15

SusGlobal Energy Corp. (“SusGlobal Energy Canada”) was formed by articles of amalgamation on December 3, 2014, in the Province of Ontario, Canada and its executive office is in Toronto, Ontario, Canada. SusGlobal Energy Corp. (“Old SusGlobal”, a company in the start-up stages and Commandcredit Corp. (“Commandcredit”), an inactive Canadian public shell company that was formed in Ontario, Canada on June 19, 2000 amalgamated to continue business under the name of SusGlobal Energy Corp. (“SusGlobal”). We are a renewable energy company focused on acquiring, developing and monetizing a global portfolio of proprietary technologies in the waste to energy application.

With the growing amount of organic wastes being produced by society as a whole, a solution for sustainable global management of these wastes must be achieved. SusGlobal through its proprietary technology and processes is equipped and confident to deliver this objective.

We believe renewable energy is the energy of the future. Sources of this type of energy are more evenly distributed over the earth’s surface than finite energy sources, making it an attractive alternative to petroleum based energy. Biomass, one of the renewable resources, is derived from organic material such as forestry, food, plant and animal residuals. SusGlobal can therefore help you turn what many consider waste into precious energy. The portfolio will be comprised of three distinct types of technologies: (a) Process Source Separated Organics (“SSO”) in anaerobic digesters to divert from landfills and recover biogas. This biogas can be converted to gaseous fuel for industrial processes, electricity to the grid or cleaned for compressed renewable gas. (b) Increasing the capacity of existing infrastructure (anaerobic digesters) to allow processing of SSO to increase biogas yield. (c) Utilize recycled plastics to produce liquid fuels.

The convertibility of organic material into valuable end products such as biogas, liquid biofuels and compost shows the utility of renewable energy. These products can be converted into electricity, fuels and marketed to agricultural operations that are looking for an increase in crop yields, soil amendment and environmentally-sound practices. This practice also diverts these materials from landfills and reduces greenhouse gas emissions that result from landfilling organic wastes.

We can provide peace of mind that the full lifecycle of organic material is achieved, global benefits are realized and stewardship for total sustainability is upheld.

Our project and services offered can benefit the public and private markets. The following includes some of our work managing organic waste streams: Anaerobic Digestion, Dry Digestion, Biogas production, Wastewater Treatment, In- Vessel Composting, SSO Treatment, Biosolids Heat Treatment and Composting.

We provide a full range of services for handling organic residuals in a period where innovation and sustainability are paramount. From start to finish we offer in-depth knowledge, a wealth of experience and cutting-edge technology for handling organic waste.

Page | 16

The primary focus of the services we provide includes identifying idle or underutilized anaerobic digesters and integrating our technologies with capital investment to optimizing the operation of the existing digesters to reach their full capacity for processing SSO. Our processes not only divert significant organic waste from landfills, but also result in methane avoidance, with significant Greenhouse Gas (“GHG”) reductions from waste disposal. The processes also produce renewable energy through the conversion of wastewater biosolids and organic wastes in the same equipment (co-digestion) and valuable end products such as biogas, electricity and organic fertilizer, considered Class AA organic fertilizer.

Currently, our primary customers are municipalities in both rural and urban centers throughout southern and central Ontario, Canada. Much of the research and development that has been carried out has been completed by our Chief Executive Officer through multiple projects carried out on projects prior to the formation of SusGlobal. Where necessary, to be in compliance with Provincial and local environmental laws and regulations, we submit applications to the respective authorities for approval prior to any necessary engineering is carried out.

RECENT BUSINESS DEVELOPMENTS

Financing Agreement with PACE Savings & Credit Union Limited (“PACE”)

On February 6, 2017, the Company announced that it has entered into an agreement for a Line of Credit of $4,135,450 ($5,500,000 CAD) with PACE. The Line of Credit facility will be advanced in tranches to allow for the funding of engineering, permitting, construction costs and equipment purchases for the BioGrid Project located near Owen Sound, Ontario, Canada. This will be the first wastewater treating plant in Ontario to achieve a “net zero” status for sustainable waste treating. The site will produce all the electricity needed for its operations, export 100 kW power under a Feed-In Tariff Contract (“FIT Contract”) and will supply biogas or power to nearby industrial and commercial sites. The project will also reduce greenhouse gas emissions from the production of renewable electricity and heat as well as reducing methane emissions by diverting organics from landfilling, allowing the Company to monetize the emission reductions under Ontario’s Cap and Trade Program. The Company also expects to produce a Class AA organic fertilizer that can be added to composting facilities or incorporated directly into fertilizer compounds from the digestate. The line of credit was obtained to fund the BioGrid Project, that effective, November 4, 2016 was terminated by the Municipalities.

The Company and the Municipalities met on March 31, 2017 and the Municipalities have since reiterated their position that the agreement is terminated. The Company will settle its insurance claim for the catastrophic gas engine failure prior to considering any of its options regarding the Municipalities.

Effective March 21, 2017, the funds advanced on the line of credit from PACE are currently unavailable to use until the matter with the Municipalities related to the BioGrid Project is resolved.

The initial advance of $1,203,040 CAD$1,600,000 was received by the Company on February 2, 2017. The Line of Credit bears interest at the PACE base rate +1.25%, currently 8% and is secured by a business loan general security agreement, guaranteed by the Company’s wholly-owned subsidiaries and a $1,203,040 ($1,600,000 CAD) personal guarantee from the Company’s Executive Chairman and President and a collateral mortgage on real property comprising of office building leased by the Company. In addition, also pledged as security were the shares of the wholly-owned subsidiaries and a pledge of shares of the Company held by the Chief Executive Officer’s company, the chief financial officer and held by a director’s company, including a limited recourse guarantee by each. The pledge of shares and the collateral mortgage will remain in place so long as the credit facility is not in default or demanded and shall be released on the date on which the credit facility is paid in full.

During the construction period, the credit facility will be subject to monthly interest payments only. Once the expanded facility is fully operational, the line of credit will be converted to a term facility and subject to blended monthly payments of principal and interest sufficient to repay the term loan within the specified amortization. The loan is fully open for prepayment at any time without notice or bonus.

Page | 17

A commitment fee of $83,105 ($110,000CAD) was paid to PACE on closing. In addition and as continuing security for the financing, the Company provided PACE with a pledge of shares, to remain, so long as the credit facility is not in default or demanded and shall be released on the date on which the credit facility is paid in full.

In addition, the agents who assisted in establishing the Line of Credit with PACE, received common shares of the Company, totaling 1,620,000 determined to be valued at $469,800 and cash of $300,000 for their services, on closing. Other closing costs in connection with the Line of Credit included fees for legal services totaling $29,248 ($38,713 CAD). During the three-month period ended March 31, 2017, the Company incurred interest charges of $15,102 ($19,989 CAD) on this Line of Credit.

The Biodigester and Electricity Generating Facility (the “BioGrid”)

As noted above, the Company and the Municipalities met on March 31, 2017 and the Municipalities have since reiterated their position that the agreement is terminated. The Company will settle its insurance claim for the catastrophic gas engine failure prior to considering any of its options regarding the Municipalities.

On March 1, 2017, the Company delivered to the Township of Georgian Bluffs and the Township of Chatsworth (the “Municipalities”) a Notice of Dispute under Section 19(1) of the Agreement. This section of the Agreement provides for the situation in which a party to the Agreement considers that a dispute has arisen under or in connection with the Agreement that the parties cannot resolve. The nature and particulars of such dispute is as follows:

•	The Municipalities were not entitled to draw down the amount drawn as set forth in correspondence from the Company’s counsel to the Municipalities counsel;
•

The amount drawn and allegedly owing by the Company to the Operator totaling $36,702 ($49,278 CAD), which has been included in the accounts payable of the Company, is an amount in dispute between the Company and the Operator;

•

The amount drawn for payment to the Municipalities counsel in the amount of $11,744 ($15,767 CAD), which has been included in the accrued liabilities of the Company, was not permitted under the Agreement;

•

An outstanding invoice relating to a service provided by a haulage company related to residue in the amount of $23,793 ($31,946 CAD), which has been included in the accounts payable of the Company, that was substantially from the operation of the BioGrid prior to August 13, 2016, the date the Company assumed the operations, is entirely and completely for the account of and the responsibility of the Municipalities, pursuant to section 9(6) of the Agreement, and,

•

The Company also disputes that the Municipalities were entitled to draw down the entire amount of the letter of credit on the basis that the Agreement had been legally terminated by the Municipalities.

Section 19(1) of the Agreement requires that all parties participate in the dispute resolution process, the first step of which is a requirement for senior representatives of the parties to the Agreement to meet within twenty business days in an attempt to resolve the disputes with each senior representative prepared to propose a solution to the dispute. The Company has offered such a meeting with a reasonable notice period of three to four business days.

On February 6, 2017, the Municipalities were made aware of the Company’s new Corporate Line of Credit from PACE. Negotiations are continuing to restore the agreement. As noted below, the Company was informed that the Agreement was terminated effective November 4, 2016 and since, the Company has made every effort to resolve the differences. In addition, effective March 21, 2017, the funds advanced on the Line of Credit from PACE are currently unavailable to use until the matter with the Municipalities related to BioGrid Project is resolved.

On December 15, 2016, the Company was informed by the legal representative of the Municipalities, that the Municipalities have no interest to continue to discuss a solution with the Company.

Page | 18

On November 4, 2016, the Company was informed by the Municipalities, that they have rejected the Company’s claim for Force Majeure and have served the Company with Notice of Immediate Termination. The Company continued to use commercially reasonable efforts to rectify the cause of the Force Majeure Event while the claim for Force Majeure was in effect and to attempt to resolve this issue with the Municipalities under the Disputes and Resolutions provision in section 19 of the biodigester expansion and operation agreement.

On November 2, 2016, the Company was informed by the legal representative of the Municipalities, that the Company had breached the biodigester expansion and operation agreement. The Municipalities indicated that they were willing to continue with the agreement and would waive their right of termination subject to the Company agreeing and fulfilling certain conditions between the dates of November 2, 2016 and December 15, 2016.

On October 28, 2016 at a scheduled meeting with the Municipalities, the Company advised the Municipalities as to the concerns the Company had with protecting the assets at the BioGrid and the potential damage which may be caused should the equipment failure not be rectified prior to temperatures reaching low levels and as a result impact the biodigester operation negatively exposing the biodigester to irreparable further damage.

On October 26, 2016, the Company was informed by the legal representative of the Municipalities, that the Municipalities recognized the Force Majeure Event for the equipment failure of the BioGrid’s gas engine. The Municipalities informed the Company that they expected the Company to take all commercially reasonable steps to obtain the necessary parts and have them installed as quickly as possible.

On October 16, 2016, the Company informed the Director of Operations at the Township of Georgian Bluffs, that it was invoking the Force Majeure provision under section 17 of the expansion and operation agreement with the BioGrid, as a result of a catastrophic failure of the BioGrid’s gas engine. The parties began the process of resolving this issue under the Disputes and Resolutions provision under section 19 of the expansion and operation agreement.

On June 2, 2016, the Company announced that its wholly-owned subsidiary, SusGlobal Energy Canada I Ltd., signed an expansion and operation agreement (the “Agreement”) for the BioGrid, with the Municipalities Joint BioGrid Project, located near Owen Sound, Ontario, Canada. Effective June 1, 2016, SusGlobal Energy Canada I Ltd., entered into a twenty-five year Agreement to construct, maintain and operate the BioGrid which is automatically renewable for two additional five year periods, unless either party provides written notice of termination. SusGlobal Energy Canada I Ltd. had until August 12, 2016 to finalize the necessary financing commitment of $5,639,250 ($7,500,000 CAD). On August 13, 2016, the Company’s wholly-owned subsidiary, SusGlobal Energy Canada I Ltd., took over operation of the BioGrid.

Approximately three weeks after assuming the operations of the BioGrid, the facility encountered a catastrophic gas engine failure. The repair of the engine took approximately three months. During this period, the Company invoked the Force Majeure provision under section 17 of the Agreement. On November 4, 2016, the Company was informed by the Municipalities, that they rejected the Force Majeure and served the Company with Notice of Immediate Termination.

The project will also reduce greenhouse gas emissions from the production of renewable electricity and heat as well as reducing methane emissions by diverting organics from landfills, allowing SusGlobal Energy Canada I Ltd. to monetize the emission reductions under Ontario’s Cap and Trade program. Landfills in the area do not collect the methane-containing gas produced by the landfilling operations; only vent it to prevent fires and explosions at the landfills. SusGlobal Energy Canada I Ltd. also expects to produce a Class AA Organic Fertilizer that can be added to composting facilities or incorporated directly into fertilizer compounds from the digestate.

Page | 19

Other

On May 9, 2017, the company signed a memorandum of agreement (the “Agreement”) with Kentech, a corporation existing under the laws of the province of Ontario, Canada. The Agreement provides the Company the right to acquire and the right to use the equipment and innovative processes of Kentech in relation to the production of liquid fertilizer from organic waste material. The Agreement is for a period of five years, commencing on the date of the Agreement. The Agreement may be terminated by either party on providing six months’ notice.

Effective January 1, 2017, new consulting agreements were finalized for the services of the Executive Chairman and President and for the Chief Executive Officer. The consulting agreements are for a period of three years, commencing January 1, 2017. For each of these two executive officers, the monthly fees will be as follows: $3,760 ($5,000 CAD) for 2017 and $11,279 ($15,000 CAD) for 2018 and 2019. In addition, the Chief Executive Officer will be granted 3,000,000 Restricted Stock Units (“RSU”). The RSU’s will vest in three equal installments annually on January 1, 2018, 2019 and 2020. The Company has also agreed to reimburse each for certain out-of-pocket expenses incurred by each executive officer.

On December 7, 2016, the Company was awarded funding for the Advanced Water Technologies Program (“AWT”), a program for business led collaborations in the water sector. AWT is administered by the Southern Ontario Water Consortium to assist small and medium sized businesses in the Province of Ontario, Canada to leverage world-class research facilities and academic expertise to develop and demonstrate water technologies for successful introduction to market. And, is designed to enhance the Ontario water cluster and continue to build Ontario’s reputation for water excellence around the world. The Company’s academic partner is the Centre for Alternative Wastewater Treatment ("CAWT") at Fleming College in Lindsay, Ontario Canada. The program budget is for $601,520 ($800,000 CAD), of which the Company contributes 50% in cash and in-kind contributions and CAWT contributes 50%.

On October 21, 2016, the Company hired the services of a contractor to assume the role of Vice President of Corporate Development, effective November 1, 2016, for a period of fourteen months, at the rate of $3,008 ($4,000 CAD) per month, plus applicable taxes. In addition, the contractor was offered up to 115,000 common shares of the Company, at a price of $0.10 per common share, exercisable within 180 days of the effective date of the contract. On April 30, 2017, the contractor exercised the offer to purchase 115,000 common shares of the Company.

On August 19, 2016, Travellers International Inc. (“Travellers”), an Ontario company controlled by the president and director of the Company, provided a further loan in the amount of $157,899 ($210,000 CAD) which was required to initiate a letter of credit in the amount of $150,380 ($200,000 CAD), in favour of the Municipalities.

The letter of credit was a requirement of the BioGrid agreement noted above. Fees for the letter of credit included $7,624 ($10,000 CAD) incurred and charged by Travellers and $2,287 ($3,000 CAD) charged by the Company’s chartered bank. There is no written agreement evidencing this loan or the previous loan with Travellers. The interest bearing loans with Travellers are due on demand and were approved by the Board of Directors of the Company.

On August 3, 2016, the Company signed an agreement with Grimsby Energy Inc. from Grimsby, Ontario, Canada, to allow hydrolyzed and pasteurized organic wastes to be processed at their Anaerobic Biodigester. The agreement commences November 1, 2016 and can be terminated by either party within three hundred and sixty-five days minimum written notice. Up to the date of this filing, there has been no activity under this agreement.

On May 14, 2015, the Ontario Ministry of Environment and Climate Change announced formal targets to be met to satisfy a commitment necessary to join the Western Climate Initiative ("WCI") along with Quebec and California, who are in the WCI with Cap and Trade commitments since 2014. The Ontario targets are very ambitious, with GHG emission reductions of 15% by 2020, 37% by 2030 and 80% by 2050, all from a 1990 baseline. Ontario achieved a 6% reduction in GHG emissions from 1990 levels in 2014, mainly by closing all coal-fired power plants. The targets announced will require a focused program to reduce GHG emissions. The Company’s activities all contribute to GHG reductions, so will be a key part of Ontario’s initiative. The Company has also contacted counterparties in Quebec and California to explore opportunities for relevant projects. SusGlobal is committed to making all its commercial activities carbon neutral. The new Cap and Trade regulations are effective January 2017.

Page | 20

On May 6, 2015, the Company finalized an agreement with Syngas SDN BHD (“Syngas”), a company incorporated under the laws of Malaysia, providing an exclusive license for the Company to use Syngas Intellectual Property within North America for a period of five years from the date of this agreement, for $1 consideration, renewable every five years upon written request. Syngas produces equipment that uses an innovative process to produce liquid transportation fuel from plastic waste material. The Company issued 20,000 common shares of the Company to an introducing party, determined to be valued at $2,000. The technology license is being amortized on a straight-line basis, over a period of 10 years. There are no other obligations under this agreement.

The Company and Syngas intend to collaborate and cooperate with a view to achieving economic and financial success for their respective businesses. The Company will continue to pursue other similar intellectual property around the world as we combine this and other technologies in innovative configurations to monetize the portfolio of proprietary technologies and processes to deliver value to our customers and shareholders.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2017, the Company had a cash balance of $17,792 (December 31, 2016-$1,774) and current debt obligations in the amount of $1,729,942 (December 31, 2016-$683,234). As at March 31, 2017, the Company had a working capital deficiency of $1,111,046 (December 31, 2016-$487,703). The Company does not currently have sufficient funds to satisfy the current debt obligations. Should the Company‘s creditors seek or demand payment, the Company does not have the resources to pay or satisfy any such claims currently.

The Company’s total assets at March 31, 2017 were $621,249 and total current liabilities were $1,729,942. Significant losses from operations have been incurred since inception and there is an accumulated deficit of $3,658,436 as of March 31, 2017. Continuation as a going concern is dependent upon generating significant new revenue and generating external capital and securing debt to achieve profitable operations while maintaining current fixed expense levels.

To pay current debt obligations and to fund any future operations, the Company requires significant new funds, which the Company may not be able to obtain. In addition to the funds required to liquidate the $1,729,942 in current debt obligations, the Company estimates that approximately $900,000 must be raised to fund capital requirements and general corporate expenses for the next 12 months and $5,639,250 ($7,500,000 CAD) in capital costs for the Agreement for the BioGrid Project. On February 6, 2017, the Company announced that it has entered into an agreement with PACE, for a Line of Credit of $4,135,450 ($5,500,000 CAD). The first tranche was received on February 2, 2017, in the amount of $1,203,040 ($1,600,000 CAD). Effective March 21, 2017, the funds advanced on the Line of Credit from PACE are currently unavailable to use until the matter with the Municipalities related to the BioGrid Project is resolved

Page | 21

CONSOLIDATED RESULTS OF OPERATIONS – FOR THE THREE MONTHS ENDED MARCH 31, 2017 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2016

There was no revenue for the three months ended March 31, 2017 and 2016.

Operating expenses for the three-month periods ended March 31, 2017 and 2016 consisted of the following:

	For the Three Months Ended
	March 31,	March 31,
Operating expenses:	2017	2016

Financing costs	$882,153	$-
Capital contribution to Advanced Water Technology Program	71,017	-
Professional fees	51,985	41,414
Office and administration	44,640	20,583
Management fees	40,797	30,618
Interest expense	20,590	1,906
Stock-based compensation	95,550	-
Filing fees	3,889	891
Total	$1,210,621	$95,412

The net loss for the three months ended March 31, 2017 was $1,210,621, significantly higher than the net loss of $95,412 in the prior period, primarily due to the financing costs incurred and increased activity.

Our operating expenses increased by $1,115,209 from $95,412 for the three months ended March 31, 2016 to $1,210,621 for the three months ended March 31, 2017. This was primarily due to the financing costs in connection with the PACE financing of $882,153 and the capital contribution of $71,017 to the Advanced Water Technology Program. Professional fees increased by $10,571 during the three months ended March 31, 2017 compared to the prior period, primarily due to legal services provided in connection with the Company’s BioGrid Project and professional fees in connection with the Advanced Water Technology Program. Office and administration increased by $24,057 during the three months ended March 31, 2017 compared to the prior period, primarily due to an increase in insurance expense of $11,224, an increase in office rent of $3,771 and an increase in bookkeeping and office administration costs of $5,809. The insurance increase of $11,224 related to the new insurance coverage for the BioGrid Project and liability insurance coverage for the directors and officers. Interest expense increased by $18,684 during the three months ended March 31, 2017 compared to the prior period, as a result of the new term loan interest of $15,102 and an increase in interest expense of $3,582 relating to the interest on the related party loans. During the three months ended March 31, 2017, stock-based compensation of $95,550 was recorded on the issuance of common shares of the Company to two new directors and an employee and the stock-based compensation of the RSU’s. No stock-based compensation was recorded in the prior three month period ended March 31, 2016. Filing fees increased by $2,998 for the three months ended March 31, 2017 compared to the prior period, as a result of an increase in press releases during the current three month period ended March 31, 2017.

The Company’s interim condensed consolidated financial statements have been prepared in accordance with US GAAP, which assumes that the Company will be able to meet its obligations and continue its operations for the next twelve months.

As at March 31, 2017, the Company had a working capital deficit of $1,111,046 (December 31, 2016-$487,703), incurred a net loss of $1,210,621 (2016-$95,412) for the three-month period ended March 31, 2017 and had an accumulated deficit of $3,658,436 (December 31, 2016-$2,447,815) and expects to incur further losses in the development of its business. These factors and those noted below, cast substantial doubt as to the Company’s ability to continue as a going concern which is dependent upon its ability to obtain the necessary financing to further the development of its business and upon achieving profitable operations. Management believes that the Company will be able to obtain the necessary funding by equity or debt however; there is no assurance of funding being available on acceptable terms. Realization values may be substantially different from carrying values as shown.

Page | 22

On February 2, 2017, the Company received the first advance in the amount of $1,203,040 ($1,600,000 CAD) on its corporate line of credit (“Line of Credit”) of $4,135,450 ($5,500,000 CAD) with PACE. The Line of Credit was obtained to fund the BioGrid Project, which is a project described in the Agreement between the Company and the Municipalities. The Municipalities terminated the Agreement on November 4, 2016 and the Company filed a Notice of Dispute with the Municipalities on March 1, 2017. The Company and the Municipalities met on March 31, 2017 and the Municipalities have since reiterated their position that the agreement is terminated.

Effective March 21, 2017 the funds advanced on the Line of Credit from PACE are unavailable to use until the matter with the Municipalities related to the BioGrid Project is resolved. The funds are disclosed as restricted cash on the interim condensed consolidated balance sheets.

The interim condensed consolidated financial statements do not include any adjustments to reflect the future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result if the Company was unable to continue as a going concern.

CRITICAL ACCOUNTING ESTIMATES

Use of estimates

The preparation of the Company’s financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future. The Company regularly evaluates estimates and assumptions related to accruals and to the deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that is not readily apparent from other sources. Areas involving significant estimates and assumptions include: going concern assumptions, deferred income tax assets and related valuation allowance, accruals and fair valuation of shares. Actual results could differ materially and adversely from these estimates. These estimates are reviewed periodically and as adjustments become necessary, they are reported in earnings in the period in which they become available.

Stock-based compensation

From time to time the Company may grant options and/or warrants to management, directors, employees and consultants. The Company recognizes compensation expense at fair value. Under this method, the fair value of each warrant is estimated on the date of the grant and amortized over the vesting period, with the resulting amortization credited to paid in capital. The fair value of each grant is determined using the Black-Scholes option-pricing model. Consideration paid upon exercise of stock options and/or warrants is recorded in equity as share capital.

RECENT ACCOUNTING PRONOUNCEMENTS

From time to time, new accounting pronouncements are issued by FASB or other standard setting bodies and adopted by the Company as of the specified effective date or possibly early adopted, where permitted. Unless otherwise discussed, the impact of recently issued standards that are not yet effective will not have a material impact on the Company’s financial position, results of operations or cash flows.

In April 2015, the FASB issued ASU No. 2015-03, “Interest-Imputation of Interest: Simplifying the Presentation of Debt Issuance Cost”. The guidance requires an entity to present debt issuance costs in the balance sheet as a direct reduction from the carrying amount of the debt liability, consistent with debt discounts, rather than as an asset. Amortization of debt issuance costs will continue to be reported as interest expense. Debt issuance costs related to revolving credit arrangements, however, will continue to be presented as an asset and amortized ratably over the term of the arrangement. ASU No. 2015-03 is effective for reporting periods beginning after December 15, 2015 including interim periods within those annual periods. The Company adopted the provisions of ASU No. 2015-03 on January 1, 2017.

Page | 23

In February 2016, the FASB issued ASU No. 2016-02, “Leases.” The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The adoption of this ASU is expected to result in all operating leases being capitalized in the Company’s financial statements. The Company is currently evaluating the impact of adopting ASU No. 2016-02.

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash”. This ASU requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This guidance will be effective for the Company as of March 1, 2018, and requires a retrospective transition method. The Company is currently evaluating the impact of adopting ASU No. 2016-18.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles-Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment”. The new standard simplifies the accounting for goodwill impairments by eliminating step 2 from the goodwill quantitative impairment test. Instead, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. The standard is effective for interim and annual periods beginning after December 15, 2019 and early adoption is permitted. The Company is currently evaluating the impact of adopting ASU No. 2017-04.

NEW ACCOUNTING POLICIES

During the three months ended March 31, 2017, the Company adopted the following significant accounting policies:

Restricted Cash

Funds advanced from PACE and currently held by PACE are classified as restricted cash as these funds are currently not available for the Company to settle outstanding liabilities.

Debt Issuance Costs

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, “Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”. ASU No. 2015-03 amends current presentation guidance by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Prior to the issuance of ASU No. 2015-03, debt issuance costs were required to be presented as an asset in the balance sheet. The Company adopted the provisions of ASU No. 2015-03 on January 1, 2017. No prior amounts were required to be reclassified to conform to the current period presentation. The adoption of ASU No. 2015-03 did not materially impact our consolidated financial position, results of operations or cash flows.

Stock-based Compensation

The Company records compensation costs related to stock-based awards in accordance with Accounting Standards Codification 718, Compensation-Stock Compensation, whereby the Company measures stock-based compensation cost at the grant date based on the estimated fair value of the award. Compensation cost is recognized on a straight-line basis over the requisite service period of the award. The Company utilizes the Black-Scholes option-pricing model to estimate the fair value of stock options granted, which requires the input of highly subjective assumptions including: the expected option life, the risk free rate, the dividend yield, the volatility of the Company’s stock price and an assumption for employee forfeitures. The risk-free rate is based on the U.S. Rates at the date of the grant with maturity dates approximately equal to the expected term of the option. The Company has not historically issued any dividends and does not expect to in the near future. Changes in any of these subjective input assumptions can materially affect the fair value estimates and the resulting stock-based compensation recognized.

Page | 24

EQUITY

As at March 31, 2017, the Company had 35,849,086 common shares issued and outstanding and as of the date of this filing 36,376,861 common shares issued and outstanding.

STOCK OPTIONS AND WARRANTS

The Company’s Vice-President of Corporate Development was offered 115,000 common shares of the Company at a price of $0.10 per common share, exercisable within 180 days of the effective date of the contract, which was effective November 1, 2016. The offer was exercised on April 30, 2017. In addition, effective January 1, 2017, the Company’s Chief Executive Officer was granted 3,000,000 RSU’s. The RSU’s will vest in three equal installments annually on January 1, 2018, 2019 and 2020. The Company has recorded a stock compensation expense of $82,500, as at March 31, 2017, representing one twelfth of the total value of the RSU of $990,000, based on a recent private placement pricing.

The Company has no other stock options or warrants outstanding as at March 31, 2017 and as of the date of this filing.

RELATED PARTY TRANSACTIONS

The Company transacts with related parties in the normal course of business.

During the three-month period ended March 31, 2017, the Company incurred $11,333 ($15,000 CAD) (2016-$10,935; $15,000 CAD) in management fees charged by Travellers and $11,333 ($15,000 CAD) (2016-$10,935; $15,000 CAD) in management fees charged by Landfill Gas Canada Limited (“LFGC”), an Ontario company controlled by a director and chief executive officer of the Company. The balance of the management fees, in the amount of $9,066 ($12,000 CAD) (2016-$8,748; $12,000 CAD) was charged by the Company’s chief financial officer and $9,065 ($12,000 CAD) (2016-$nil) was charged by the Company’s vice-president of corporate development. As at March 31, 2017, unpaid remuneration and unpaid expenses in the amount of $76,862 ($102,224 CAD) (December 31, 2016-$95,396; $128,083 CAD) is included in accounts payable and $65,340 ($86,900 CAD) (December 31, 2016-$61,982; $83,220 CAD) is included in accrued liabilities.

In addition, the Company incurred interest expense of $5,488 ($7,265 CAD) (2016- $1,906; $2,615 CAD) on the outstanding loans from Travellers.

Furthermore, the Company granted the chief executive officer 3,000,000 restricted stock units (“RSU”), under a new consulting agreement effective January 1, 2017. The RSU’s will vest in three equal installments annually on January 1, 2018, 2019 and 2020. During the three-month period ended March 31, 2017, the Company recognized a stock-based compensation expense of $82,500, representing one twelfth of the total value of the award of $990,000, based on a recent private placement pricing.

During the three-month period ended March 31, 2017, the Company incurred $11,426 ($15,124 CAD) (2016-$7,655; $10,500 CAD) in rent paid under a rental agreement to Haute Inc., an Ontario company controlled by a director and president.

Page | 25

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Item 3.Quantitative and Qualitative Disclosures about Market Risk.

As a smaller reporting company, as that term is defined in Item 10(f)(1) of Regulation S-K, we are not required to provide information required by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the quarterly period covered by this report, we conducted an evaluation, under the supervision and with the participation of our president and our principal financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our president and our principal financial officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Additionally, the president and principal financial officer concluded that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the president and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.

This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permits us to provide only management’s report in this quarterly report.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1A. Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. We are not currently aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition, or operating results.

Item 1B. Risk Factors.

As a smaller reporting company, we are not required to provide the information required by this item.

Page | 26

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of this quarterly report on Form 10-Q:

Exhibit No.	Description

31.1	Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the President and the Chief Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Label Linkbase Document*
101.PRE	XBRL Taxonomy Presentation Linkbase Document*

*Filed herewith.
**Furnished herewith.

Page | 27

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUSGLOBAL ENERGY CORP.

June 9, 2017	By:	/s/ Marc Hazout
Marc Hazout
President (Principal
Executive Officer)

June 9, 2017	By:	/s/ Ike Makrimichalos
Ike Makrimichalos
Chief Financial Officer (Principal
Financial and Accounting Officer)

Page | 28