Form 10-Q
period 2017-09-30
SusGlobal Energy Corp.
filed 2017-11-14
CIK 1652539

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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
Yes [ ]           No [X]

The number of shares of the registrant’s common stock outstanding as of November 14, 2017 was 37,278,031 shares.

SusGlobal Energy Corp.
INDEX TO FORM 10-Q
For the Three and Nine-Month Periods Ended September 30, 2017 and 2016

SusGlobal Energy Corp.
September 30, 2017 and 2016
(Expressed in United States Dollars)
(unaudited)

SusGlobal Energy Corp.
Interim Condensed Consolidated Balance Sheets
As at September 30, 2017 and December 31, 2016
(Expressed in United States Dollars)
(unaudited)

	September 30, 2017	December 31, 2016

ASSETS
Current Assets
Cash	$37,397	$1,774
Term deposit	-	148,960
Trade receivables, no allowance	152,216	9,127
Other receivable-insurance proceeds	50,482	-
Harmonized sales taxes receivable	7,320	16,084
Prepaid expenses and deposits	73,989	19,586
Total Current Assets	321,404	195,531

Intangible Assets (note 6)	148,779	1,670

Long-lived Assets, net (note 7)	5,967,142	880
Total Assets	$6,437,325	$198,081

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current Liabilities
Accounts payable (note 8)	$221,863	$292,595
Accrued liabilities (note 8)	203,882	173,157
Current portion of long-term debt (note 9)	1,840,112	-
Loans payable to related party (note 10)	56,091	217,482
Total Current Liabilities	2,321,948	683,234

Long-term debt (note 9)	2,479,958	-
Total Liabilities	4,801,906	683,234

Stockholders’ Equity (Deficiency)

Preferred stock, $.0001 par value, 10,000,000 authorized, none issued and outstanding
Common stock, $.0001 par value, 150,000,000 authorized, 37,253,031 (2016-34,128,910) shares issued and outstanding and outstanding (note 11)	3,726	2,004,407
Additional paid-in capital	5,569,005	-
Subscription payable	23,000	-
Stock compensation reserve	247,500	-
Accumulated deficit	(4,204,760)	(2,447,815)
Accumulated other comprehensive loss	(3,052)	(41,745)

Stockholders’ equity (deficiency)	1,635,419	(485,153)

Total Liabilities and Stockholders’ Equity (Deficiency)	$6,437,325	$198,081

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Page | 05

SusGlobal Energy Corp.
Interim Condensed Consolidated Statements of Loss and Comprehensive Loss
For the three and nine-month periods ended September 30, 2017 and 2016
(Expressed in United States Dollars)
(unaudited)

	For the three-month periods		For the nine-month periods
	ended		ended
	September 30,	September 30,	September 30,	September 30,
	2017	2016	2017	2016

Revenue	$25,608	$7,788	$25,608	$7,788

Operating expenses

Financing costs (note 9)	-	-	882,153	-
Contribution to Advanced Water Technology Program (note 12 (d))	-	-	71,017	-
Operations and maintenance	31,345	30,975	31,345	30,975
Professional fees	92,434	49,700	180,793	138,804
Office and administration (note 8)	72,218	24,755	165,837	66,946
Management fees (note 8)	43,016	32,180	123,962	95,432
Interest expense (note 8)	40,363	4,905	83,049	8,721
Stock-based compensation (notes 8 and 11)	86,500	-	277,750	-
Filing fees	5,499	1,081	14,855	4,240
Total operating expenses	371,375	143,596	1,830,761	345,118

Net loss before other income	(345,767)	(135,808)	(1,805,153)	(337,330)
Other income-insurance proceeds	48,208	-	48,208	-
Net loss after other income	(297,559)	(135,808)	(1,756,945)	(337,330)
Other comprehensive loss
Foreign exchange gain (loss)	86,420	946	38,693	(24,521)

Comprehensive loss	$(211,139)	$(134,862)	$(1,718,252)	$(361,851)

Net loss per share-basic and diluted	$(0.01)	$(0.00)	$(0.05)	$(0.01)

Weighted average number of common shares outstanding- basic and diluted	36,658,490	33,131,618	36,185,790	27,004,368

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Page | 06

SusGlobal Energy Corp.
Interim Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficiency)
For the nine-month period ended September 30, 2017 and year ended December 31, 2016
(Expressed in United States Dollars)
(unaudited)

	Number of	Common	Additional Paid-	Share	Stock	Accumulated	Accumulated Other	Stockholders’
								Equity
	Shares	Shares	in Capital	Subscription	Compensation	Deficit	Comprehensive	(Deficiency)
				Payable	Reserve		Loss

Balance – December 31, 2015	31,547,346	$1,646,091	$-	$-	$-	$(1,896,286)	$(8,538)	$(258,733)
Shares issued on private placement, net of share issue costs	2,581,564	358,316	-	-	-	-	-	358,316
Shares issued for consulting services	-	-	-	-	-	-	-	-
Other comprehensive loss	-	-	-	-	-	-	(33,207)	(33,207)
Net loss	-	-	-	-	-	(551,529)	-	(551,529)
Balance – December 31, 2016	34,128,910	$2,004,407	$-	$-	$-	$(2,447,815)	$(41,745)	$(485,153)

Shares issued to directors	40,000	11,600	-	-	-	-	-	11,600
Shares issued to employee	5,000	1,450	-	-	-	-	-	1,450
Shares issued for consulting services	15,000	4,950	-	-	-	-	-	4,950
Shares issued on exercise offer to acquire shares	115,000	11,500	-	-	-	-	-	11,500
Shares issued to agents on financing	1,620,000	469,800	-	-	-	-	-	469,800
Shares issued on private placement, net of share issue costs	329,176	98,048	-	-	-	-	-	98,048
Reallocation between common shares and additional paid-in capital	-	(2,598,130)	2,598,130	-	-	-	-	-
Shares issued to directors	40,000	4	13,196	-	-	-	-	13,200
Shares issued as compensation for director nomination	20,000	2	6,598	-	-	-	-	6,600
Shares issued to employee	4,000	1	3,999	-	-	-	-	4,000
Shares issued for consulting services	20,000	2	19,998	-	-	-	-	20,000
Shares issued for private placement compensation	5,000	1	4,999	-	-	-	-	5,000
Shares issued on acquisition of assets	529,970	53	2,649,797					2,649,850
Shares issued on private placement, net of share issue costs	380,975	38	272,288	-	-	-	-	272,326
Stock compensation expensed on vesting of stock award	-	-	-	-	247,500	-	-	247,500
Proceeds received on shares yet to be issued	-	-	-	23,000	-	-	-	23,000
Other comprehensive loss	-	-	-	-	-	-	38,693	38,693
Net loss	-	-	-	-	-	(1,756,945)	-	(1,756,945)
Balance – September 30, 2017	37,253,031	$3,726	$5,569,005	$23,000	$247,500	$(4,204,760)	$(3,052)	$1,635,419

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Page | 07

SusGlobal Energy Corp.
Interim Condensed Consolidated Statements of Cash Flows
For the nine-month periods ended September 30, 2017 and 2016
(Expressed in United States Dollars)
(unaudited)

	For the nine-month	For the nine-month
	period ended September 30,	period ended September 30,
	2017	2016

Cash flows from operating activities
Net loss	$(1,756,945)	$(337,330)
Adjustments for:
Depreciation	15,108	457
Amortization of intangible asset	150	140
Non-cash financing costs and professional fees	501,350	-
Stock-based compensation	277,750	-
Changes in non-cash working capital:
Trade receivables	(2,723)	(8,801)
Other receivable-insurance proceeds	(48,208)	-
Harmonized sales taxes receivable	9,535	(4,422)
Prepaid expenses	(12,273)	(13,341)
Accounts payable	(88,742)	92,875
Accrued liabilities	16,797	8,846
Net cash used in operating activities	(1,088,201)	(261,576)

Cash flows from investing activities
Disposal (purchase) of term deposit	152,400	(151,480)
Purchase of accounts receivable	(132,701)	-
Purchase of deposit	(38,100)	-
Purchase of long-lived assets	(3,019,281)	-
Purchase of intangible assets	(140,625)	-
Net cash used in investing activities	(3,178,307)	(151,480)

Cash flows from financing activities
Bank indebtedness	-	38,264
Advances on long-term debt	4,584,564	-
Repayment of long-term debt	(459,120)	-
Advances of loans payable to related parties	-	204,498
Repayments of loans payable to related parties	(169,874)	-
Private placement proceeds (net of share issue costs)	386,874	179,267
Subscription payable proceeds	23,000	-
Net cash provided by financing activities	4,365,444	422,029
Effect of exchange on cash	(63,313)	(8,973)
Increase in cash	35,623	-
Cash-beginning of period	1,774	-
Cash-end of period	$37,397	$-

Other items-see note 11 for non-cash financing costs and professional fees relating to share based payment charged to financing costs and professional fees and non-cash issuance of common shares on the purchase of long-lived assets

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Page | 08

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
September 30, 2017 and 2016
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

On May 23, 2017, SusGlobal Energy Corp. filed an Application for Authorization to continue in another Jurisdiction with the Ministry of Government Services in Ontario and a certificate of corporate domestication and certificate of incorporation with the Secretary of State of the State of Delaware under which it changed its jurisdiction of incorporation from Ontario to the State of Delaware (the “Domestication”). In connection with the Domestication each of the currently issued and outstanding common shares were automatically converted on a one-for-one basis into common shares compliant with the laws of the state of Delaware (the “Shares”). As a result of the Domestication, pursuant to Section 388 of the General Corporation Law of the State of Delaware (the “DGCL”), SusGlobal Energy Corp. continued its existence under the DGCL as a corporation incorporated in the State of Delaware. The business, assets and liabilities of the Company and its subsidiaries on a consolidated basis, as well as its principal location and fiscal year, were the same immediately after the Domestication as they were immediately prior to the Domestication. SusGlobal Energy Corp. filed a Registration Statement on Form S-4 to register the Shares and this registration statement was declared effective by the Securities and Exchange Commission on May, 23, 2017.

SusGlobal is a renewable energy company focused on acquiring, developing and monetizing a global portfolio of proprietary technologies in the waste to energy application.

These unaudited interim condensed consolidated financial statements of SusGlobal Energy Corp. and its wholly-owned subsidiaries, SusGlobal Energy Canada Corp., SusGlobal Energy Canada I Ltd. and SusGlobal Energy Belleville Ltd. (“SGECI”) (together, the “Company”), have been prepared following generally accepted accounting principles in the United States (“US GAAP”), and are expressed in United States Dollars. The Company’s functional currency is the Canadian Dollar (“CAD”). In the opinion of management, all adjustments necessary for a fair presentation have been included. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report for the Company filed on Form 10-K for the years ended December 31, 2016 and 2015.

2. Going Concern

These interim condensed consolidated financial statements have been prepared in accordance with US GAAP, which assumes that the Company will be able to meet its obligations and continue its operations for the next twelve months.

As at September 30, 2017, the Company had a working capital deficit of $2,000,544, (December 31, 2016-$487,703), incurred a net loss of $1,756,945 (2016-$337,330) for the nine-month period ended September 30, 2017 and had an accumulated deficit of $4,204,760 (December 31, 2016-$2,447,815) and expects to incur further losses in the development of its business. These factors and those noted below, cast substantial doubt as to the Company’s ability to continue as a going concern which is dependent upon its ability to obtain the necessary financing to further the development of its business and upon achieving profitable operations. Management believes that the Company will be able to obtain the necessary funding by equity or debt however, there is no assurance of funding being available on acceptable terms. Realization values may be substantially different from carrying values as shown. On February 2, 2017, the Company received an advance in the amount of $1,232,960 ($1,600,000 CAD) on its corporate line of credit (“Line of Credit”) of up to $4,407,150 ($5,500,000 CAD) with PACE Savings & Credit Union Limited (“PACE”). The Line of Credit was obtained to fund the BioGrid Project, which was a project described in the expansion and operation agreement (the “BioGrid Agreement”) between the Company and the Township of Georgian Bluffs and the Township of Chatsworth (the “Municipalities”). The Municipalities terminated the BioGrid Agreement on November 4, 2016. There are no further advances available on the Line of Credit and it is due February 2, 2018. The Company’s ability to continue as a going concern is dependent on its ability to generate new revenue and external capital, along with securing new debt to achieve profitable operations while maintaining current fixed expense levels. If the Company is not able to refinance the Line of Credit or repay when due, the Company will encounter a liquidity crisis.

Page | 09

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
September 30, 2017 and 2016
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

During the nine months ended September 30, 2017, the Company adopted the following significant accounting policies:

Business Combinations

The Company has chosen to early adopt Audit Standards Update No. 2017-01 (“ASU 2017-01”), which clarifies the definition of a business, with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.

Intangible Assets

Intangible assets, consisting of a technology license, which is stated at cost less accumulated amortization and is amortized on a straight-line basis over the useful life, which is 10 years. Intangible assets also include environmental compliance approvals, which are stated at cost, have an indefinite useful life and are not amortized until their useful lives are determined to be no longer indefinite. The Company evaluates the intangible assets for permanent impairment when triggering events are identified and whether events and circumstances continue to support the indefinite useful life.

Long-lived Assets

The Company introduced three new classes of long-lived assets, all of which are depreciated on a straight-line basis as follows:

Organic composting facility-term of lease, which expires March 31, 2034
Machinery and equipment-30%
Computer software-20%

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
September 30, 2017 and 2016
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

In February 2016, the FASB issued ASU No. 2016-02, “Leases” (Topic 842). The standard requires lessees to recognize the assets and liabilities that arise from leases on the balance sheet. ASU 2016-02 requires the recognition on the balance sheet of a lease liability to make lease payments by lessees and a right-of-use asset representing its right to use the underlying asset for the lease term. The new guidance will also require significant additional disclosure about the amount, timing and uncertainty of cash flows from leases. The new guidance is effective for annual and interim reporting periods beginning after December 15, 2018 (January 1, 2019 for the Company). The amendments should be applied at the beginning of the earliest period presented using a modified retrospective approach with earlier application permitted as of the beginning of an interim or annual reporting period. The Company is currently evaluating the impact of adopting ASU No. 2016-02.

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

In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation: Topic 718: Scope of Modification Accounting (ASU 2017-09) to provide clarity and reduce both the (1) diversity in practice and (2) cost and complexity when changing the terms or conditions of share-based payment awards. Under ASU 2017-09, modification accounting is required to be applied unless all of the following are the same immediately before and after the change:

1. The award’s fair value (or calculated value or intrinsic value, if those measurement methods are used).

2. The award’s vesting conditions.

3. The award’s classification as an equity or liability instrument.

ASU 2017-09 is effective for annual and interim periods beginning after December 15, 2017 on a prospective basis, and early adoption is permitted. The Company has evaluated the impact of its pending adoption of ASU 2017-09 and does not expect that this guidance will have a significant impact on its financial statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” and issued subsequent amendments to the initial guidance in August 2015, March 2016, April 2016, May 2016 and December 2016, within ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-12, ASU 2016-20 and ASU 2017-13 respectively (ASU 2014-09, ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-12, ASU 2016-20, and ASU 2017-13, collectively, “Topic 606”). Topic 606 supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of Topic 606 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. Topic 606 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. These estimates include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation, among others. The guidance is effective for fiscal and

Page | 11

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
September 30, 2017 and 2016
(Expressed in United States Dollars)
(unaudited)

4. Recent Accounting Pronouncements, continued

interim periods beginning on or after December 15, 2017, using either of two methods: (1) retrospective application of Topic 606 to each prior reporting period presented with the option to elect certain practical expedients as defined within Topic 606 or (2) retrospective application of Topic 606 with the cumulative effect of initially applying Topic 606 recognized at the date of initial application and providing certain additional disclosures as defined per Topic 606. The Company is currently evaluating the impact of adopting Topic 606.

5. Financial Instruments

The carrying value of cash, term deposit, trade receivables, other receivable-insurance proceeds, certain deposits under prepaid expenses and deposits, accounts payable and accrued liabilities approximated their fair values as of September 30, 2017 and December 31, 2016 due to their short-term nature. The carrying value of the long-term debt and the loans payable to related party approximated their fair value due to their market interest rates.

Fair value of financial instruments

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value hierarchy is based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value, which are the following:

a.	Level 1 – Quoted prices in active markets for identical assets or liabilities.

b.

Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

c.	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company uses the following methods and significant assumptions to estimate fair values. The fair value of cash and term deposit is measured using Level 1 inputs.

Interest, Credit and Concentration Risk

In the opinion of management, the Company is exposed to significant interest rate risk on its variable rate credit facilities of $4,306,304 ($5,374,147 CAD) and is not exposed to credit risks arising from its other financial instruments. As at September 30, 2017, the Company had four customers (December 31, 2016-two customers) representing greater than 5% of total trade receivables and these four customers (December 31, 2016-two customers) represented 79% (December 31, 2016-99%) of trade receivables.

Liquidity Risk

Liquidity risk is the risk that the Company is unable to meet its obligations as they fall due. The Company takes steps to ensure it has sufficient working capital and available sources of financing to meet future cash requirements for capital programs and operations. At September 30, 2017 and December 31, 2016, the Company had a working capital deficit.

Page | 12

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
September 30, 2017 and 2016
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

Currency Risk

Although the Company’s functional currency is Canadian dollars (“CAD”), the Company realizes a portion of its expenses in United States dollars (“USD”). Consequently, certain assets and liabilities are exposed to foreign currency fluctuations. As at September 30, 2017, $9,626 (December 31, 2016-$5,108) of the Company’s net monetary liabilities were denominated in United States dollars. The Company has not entered into any hedging transactions to reduce the exposure to currency risk.

6. Intangible Assets

	September 30, 2017	December 31, 2016

Technology License (net of accumulated amortization of $481 (2016 - $331)	$1,520	$1,670
Environmental compliance approvals-indefinite life	147,259	-
	$148,779	$1,670

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

On September 15, 2017, the Company purchased certain environmental compliance approvals in connection with the asset purchase agreement (“APA”), noted below, totaling $147,259 ($183,775CAD).

7. Long-lived Assets, net

	September 30, 2017			December 31, 2016
	Cost	Accumulated	Net book value	Net book value
		Depreciation
Organic composting facility	$5,873,147	$14,698	$5,858,449	$-
Machinery and equipment	99,469	397	99,072	-
Computer equipment	7,403	1,707	5,696	880
Computer software	4,007	82	3,925	-

	$5,984,026	$16,884	$5,967,142	$880

Included above are certain assets acquired from BDO Canada Limited, the court appointed receiver of Astoria Organic Matters Ltd., and Astoria Organic Matters Canada LP (“Astoria”), under an APA, which closed on September 15, 2017. The purchase price for the organic composting facility, certain machinery and equipment, certain computer equipment and computer software consisted of cash of $3,138,071 ($3,916,225 CAD) and 529,970 restricted common shares of the Company, determined to be valued at $2,649,850 ($3.500,000 CAD). In addition, legal costs in connection with acquiring the assets of $24,014 ($29,253 CAD), are included in the cost of the organic composting facility.

Page | 13

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
September 30, 2017 and 2016
(Expressed in United States Dollars)
(unaudited)

8. Related Party Transactions

During the nine-month period ended September 30, 2017, the Company incurred $34,434 ($45,000 CAD) (2016-$34,083; $45,000 CAD) in management fees expense with Travellers International Inc. (“Travellers”), an Ontario company controlled by a director and president of the Company (the “President”) and $34,434 ($45,000 CAD) (2016-$34,083; $45,000 CAD) in management fees expense with Landfill Gas Canada Limited (“LFGC”), an Ontario company controlled by a director and chief executive officer of the Company (the “CEO”); $27,547 ($36,000 CAD) (2016-$27,266; $36,000 CAD) in management fees expense with the Company’s chief financial officer (the “CFO”); and $27,547 ($36,000 CAD) (2016-$nil) in management fees expense with the company’s vice-president of corporate development (the “VPCD”). As at September 30, 2017, unpaid remuneration and unpaid expenses payable to officers in the amount of $98,431 ($122,839 CAD) (December 31, 2016-$95,396; $128,083 CAD) is included in accounts payable and $88,944 ($111,000 CAD) (December 31, 2016-$61,982; $83,220 CAD) is included in accrued liabilities.

In addition, the Company incurred interest expense of $14,052 ($18,363 CAD) (2016-$8,721; $11,541 CAD) on the outstanding loans from Travellers.

Furthermore, the Company granted the CEO 3,000,000 restricted stock units (“RSU”), under a new consulting agreement effective January 1, 2017. The RSUs are to vest in three equal installments annually on January 1, 2018, 2019 and 2020. For the nine-month period ended September 30, 2017, the Company recognized stock-based compensation expense of $247,500 on this award, representing one quarter of the total value of the award of $990,000, based on a recent private placement pricing.

For the nine-month period ended September 30, 2017, the Company incurred $50,348 ($65,797 CAD) (2016-$23,858; $31,500 CAD) in rent expense under a rental agreement with Haute Inc. (“Haute”), an Ontario company controlled by the Company’s President, who is also a director.

9. Long-term Debt

	Credit	Credit	Credit	Corporate	Equipment	Total
				Term	Loan
	Facility	Facility	Facility	Loan
	(a)	(b)	(c)	(d)	(e)
Balance, December 31, 2016	-	-	-	-	-	-
Advanced	$1,232,960	$462,360	$39,563	$3,055,836	$13,923	$4,804,642

Repayment of principal	(428,417)	-	-	-	-	(428,417)
Impact of foreign exchange	17,699	(2,522)	502	(71,677)	(157)	(56,155)
Sub-total	822,242	459,838	40,065	2,984,159	13,766	4,320,070
Less: current portion	(822,242)	(459,838)	(40,065)	(506,227)	(11,740)	(1,840,112)
Balance-September 30, 2017	$-	$-	$-	$2,477,932	$2,026	$2,479,958

Repayments are as follows:

For the three months ending December 31, 2017	$125,812
For the year ending December 31, 2018	1,849,433
For the year ending December 31, 2019	559,251
For the year ending December 31, 2020	605,276
For the year ending December 31, 2021	655,906
For the year ending December 31, 2022	524,392
Total	$4,320,070

For the nine-month period ended September 30, 2017, $68,997 ($90,169 CAD); (December 31, 2016-$nil) in interest was charged.

Page | 14

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
September 30, 2017 and 2016
(Expressed in United States Dollars)
(unaudited)

9. Long-term Debt, continued

(a)

Effective January 1, 2017, the Company obtained a Line of Credit to a maximum of $4,407,150 ($5,500,000 CAD) with PACE. The Line of Credit was to be advanced in tranches to allow for the funding of engineering, permitting, construction costs and equipment purchases for the BioGrid Project located near Owen Sound, Ontario, Canada. On February 2, 2017, the company received the first advance in the amount of $1,232,960 ($1,600,000 CAD). The balance of the Line of Credit is no longer available to be drawn against and is due as noted below on February 2, 2018. The Line of Credit is now one of multiple credit facilities.

The credit facility bears interest at the PACE base rate plus1.25% per annum, currently 8% per annum, payable on a monthly basis, interest only. The credit facility is due February 2, 2018 and is secured by a business loan general security agreement, a $1,232,960 ($1,600,000 CAD) personal guarantee from the President and a charge against the Company’s premises lease. Also pledged as security are the shares of the wholly-owned subsidiaries and a pledge of the Company’s shares held by LFGC, the CFO and a director’s company, and a limited recourse guarantee by each of these parties. The credit facility is fully open for prepayment at any time without notice or bonus.

A total commitment fee of $83,105 ($110,000 CAD) was paid to PACE. In addition, the agents who assisted in establishing the Line of Credit received 1,620,000 common shares of the Company determined to be valued at $469,800, based on the pricing of a recent private placement offering and cash of $300,000, on closing, for their services. Other closing costs in connection with the credit facility included legal fees of $29,248 ($38,713 CAD).

(b)

On June 15, 2017, PACE loaned the Company $462,360 ($600,000 CAD) under a variable rate business loan agreement, for its bid for the purchase of the assets of Astoria on the same terms and conditions to the Line of Credit above, except that the loan is due May 31, 2018.

(c)

On August 4, 2017, PACE loaned the Company $39,563 ($50,000 CAD) under a variable rate business loan agreement to satisfy an outstanding liability on the same terms and conditions to the Line of Credit above, except that the loan is due February 4, 2018.

(d)

On September 13, 2017, PACE loaned the Company $3,055,836 ($3,724,147) under a corporate term loan. The funds were used for the purpose of acquiring certain assets of Astoria from the court appointed receiver on September 15, 2017. The corporate term loan bears interest at the PACE base rate plus 1.25% per annum, currently 8% per annum, payable in monthly blended instalments of principal and interest of $60,549 ($75,564 CAD), due September 13, 2022. The corporate term loan is secured by a business loan general security agreement representing a floating charge over the assets and undertakings of the Company, a first priority charge under a registered debenture in the amount of $3,282,989 ($4,000,978 CAD) against the assets, including inventory, accounts receivable and equipment. The total charge includes a credit in the favor of the Ministry of the Environment and Climate Change (“MOECC”) in the amount of $221,824 ($276,831 CAD), a registered charge of lease over the premises, located at 704 Phillipston Road, Roslin, Ontario, Canada. The corporate term loan also included an assignment of existing contracts included in the APA, and a lien in the amount of $3,282,989 ($4,000,978 CAD) to be registered under the Personal Properties Securities Act.

(e)

On September 21, 2017, the Company finalized a finance contract for certain mobile equipment for its organic composting Facility in the amount of $13,923 ($17,180 CAD). The finance contract requires monthly blended instalments of principal and interest of $1,020 ($1,273 CAD) at a monthly interest rate of 5.95%, due November 10, 2018.

In addition, the Company is required to provide for environmental remediation and clean-up costs for its organic composting facility in Roslin, Ontario, Canada. In this regard, the Company has provided a letter of credit, prepared by PACE, in the amount of $221,824 ($276,831 CAD), in favor of the MOECC. The letter of credit is a requirement of the MOECC and is in connection with the financial assurance provided by the Company, for it to be in compliance with the MOECCs environmental objectives. The MOECC regularly evaluates the Company’s organic composting facility to ensure compliance is adhered to and the letter of credit is subject to change by the MOECC. Since the fair value of the environmental remediation costs cannot be determined at this time, no estimate of such costs has been recorded in the accounts.

Page | 15

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
September 30, 2017 and 2016
(Expressed in United States Dollars)
(unaudited)

10. Loans Payable to Related Party

	September 30,	December 31,
	2017	2016

Travellers	$56,091	$217,482

Loans payable in the amount of $56,091 ($70,000 CAD) (December 31, 2016-$217,482; $292,000 CAD), owing to Travellers and bearing interest at the rate of 12% per annum are due on demand and unsecured. As at September 30, 2017, $21,285 ($26,563 CAD) (December 31, 2016-$15,043; $20,197 CAD) in interest is included in accrued liabilities. One of the loans owing to Travellers, in the amount of $62,746 ($82,000 CAD) was repaid on February 9, 2017, including accrued interest. And, during the nine months ended September 30, 2017, the Company repaid $107,128 ($140,000 CAD) of the remaining loan.

11. Capital Stock

At September 30, 2017, the Company had 150,000,000 authorized common shares, with a par value of $.0001 and 37,253,031 (December 31, 2016-34,128,910) issued and outstanding common shares and 10,000,000 preferred shares are authorized, with a par value of $.0001, none of which are issued and outstanding.

During the nine-month period ended September 30, 2017, the Company raised $370,374 (December 31, 2016-$358,316) cash on a private placement, net of cash share issue costs of $35,100 (2016-$28,690), on the issuance of 710,151 (December 31, 2016-2,581,564) common shares of the Company.

On January 5, 2017 and January 30, 2017, the Company issued, in total, 1,620,000 common shares of the Company, determined to be valued at $469,800, to agents for their services in assisting in establishing the Line of Credit (see note 9(a)). On each of January 30, 2017 and June 8, 2017, the Company issued a total of 40,000 common shares to two new directors, determined to be valued at $11,600 and $13,200 respectively. On February 6, 2017, the Company issued 5,000 common shares and on August 23, 2017, the Company issued 4,000 common shares to employees, determined to be valued at $1,450 and $4,000, respectively, for their services. On May 9, 2017, the Company issued 15,000 common shares, on June 8, 2017, another 20,000 common shares and then on August 23, 2017, a further 20,000 common shares to consultants for their services, determined to be valued at $4,950, $6,600 and $20,000 respectively, these services were included in professional fees in the interim condensed consolidated statements of loss and comprehensive loss. On May 9, 2017, the Company issued 115,000 common shares on the exercise of the offer to acquire common shares at a price of $0.10 per common share by the VPCD. On September 5, 2017, the Company issued 5,000 common shares as compensation for a private placement, determined to be valued at $5,000. The services provided by the four new directors and the employees are included as share-based compensation in the interim condensed consolidated statements of loss and comprehensive loss. In addition, on September 11, 2017, the Company issued 529,970 common shares on the acquisition of assets, determined to be valued at $2,649,850 ($3,500,000 CAD).

All non-cash transactions were valued based on the proceeds of a recent private placement.

The Company also granted the CEO 3,000,000 restricted stock units (“RSU”), under a new consulting agreement effective January 1, 2017. The RSUs are to vest in three equal installments annually on January 1, 2018, 2019 and 2020. As at September 30, 2017, the Company has recognized a stock compensation reserve of $247,500, representing one quarter of the total value of the award of $990,000, based on the pricing for a recent private placement offering.

Page | 16

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
September 30, 2017 and 2016
(Expressed in United States Dollars)
(unaudited)

12. Commitments

a)

On October 21, 2016, the Company hired a contractor to assume the role of VPCD, effective November 1, 2016, for a period of fourteen months, at the rate of $3,205 ($4,000 CAD) per month, plus applicable taxes. The future minimum commitment under this consulting agreement for the three months ending December 31, 2017 is $9,615.

b)

Effective January 1, 2017, new consulting agreements were finalized for the services of the President and the CEO. The consulting agreements are for a period of three years, commencing January 1, 2017. For each of these two executive officers, the monthly fees are to be as follows: $4,007 ($5,000 CAD) plus applicable taxes for 2017 and $12,020 ($15,000 CAD) plus applicable taxes for 2018 and 2019. In addition, the CEO was granted 3,000,000 Restricted Stock Units (“RSU”). The RSUs are to vest in three equal installments annually on January 1, 2018, 2019 and 2020. The future minimum commitment under these consulting agreements is as follows:

For the three months ending December 31, 2017	$24,042
For the year ending December 31, 2018	288,480
For the year ending December 31, 2019	288,480
$601,002

c)

Effective January 1, 2017, the Company entered into a new three-year premises lease agreement with Haute Inc., at a monthly amount of $3,205 ($4,000 CAD) for 2017, $4,007 ($5,000 CAD) for 2018 and $4,808 ($6,000 CAD) for 2019. The Company is also responsible for all expenses and outlays in connection with its occupancy of the leased premises, including, but not limited to utilities, realty taxes and maintenance. The future minimum commitment under this premises lease is as follows:

For the three months ending December 31, 2017	$9,615
For the year ending December 31, 2018	48,084
For the year ending December 31, 2019	57,696
$115,395

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

For the three months ending December 31, 2017	$5,052
For the year ending December 31, 2018	24,167
$29,219

The Company has already completed and provided its commitment for the first year of the program which ended March 31, 2017, which consisted of professional fees of $7,217 ($9,432 CAD) and a contribution to the capital requirements of the program, totaling $71,017 ($94,000 CAD), for equipment to be used in the AWT Program and to be retained by Fleming College, the academic institution.

Page | 17

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
September 30, 2017 and 2016
(Expressed in United States Dollars)
(unaudited)

12. Commitments, continued

e)

The Company’s was assigned the land lease on the purchase of certain assets of Astoria. The land lease, which comprises 13.88 acres in Roslin, Ontario, Canada, has a term expiring March 31, 2034. The basic monthly rent on the net lease is $2,404 ($3,000 CAD) and is subject to adjustment based on the consumer price index as published by statistics Canada (“CPI”). To date, no adjustment for CPI has been charged by the landlord. The Company is also responsible for any property taxes, maintenance, insurance and utilities. In addition, the Company has the right to extend the lease for five further terms of five years each and one further term of five years less one day. The future minimum commitment under this land lease (excluding any CPI adjustment) is as follows:

For the three months ending December 31, 2017	$7,212
For the year ending December 31, 2018	28,848
For the year ending December 31, 2019	28,848
For the year ending December 31, 2020	28,848
For the year ending December 31, 2021	28,848
For the year ending December 31, 2022	28,848
Thereafter	324,540
$475,992

f)

On May 11, 2017, the Company signed a posting agreement with CrowdVest LLC (“CrowdVest”), a Tennessee limited liability company to act as the Company’s online intermediary technology platform in connection with the Company’s offering of common stock under Rule 506 of Regulation D under the Securities Act of 1933. As compensation, CrowdVest received 20,000 restricted common shares of the Company, based on an issue price of $5 per share, once the 506(c)-general solicitation offering commences. The offering terminated on October 27, 2017 and was not extended.

13. Segmented Information

The Company uses a management approach for determining segments. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company’s reportable segments. The Company’s management reporting structure provides for only one segment: renewable energy and operates in one country, Canada.

14. Subsequent Events

(a)

On October 30, 2017, the Company arranged to lease certain equipment commencing on October 30, 2017 and ending on September 30, 2021. The first payment due October 30, 2017 is $8,814 ($11,000 CAD) plus applicable harmonized sales taxes and the monthly payments thereafter are to be $4,680 ($5,840 CAD), plus applicable harmonized sales taxes.

(b)	On October 6, October 11 and October 23, 2017, the Company repaid a further $23,800 ($30,000) on the Travellers loan.

15. Comparative Figures

Certain of the prior period’s comparative figures have been reclassified to conform to the current period’s presentation.

Page | 18

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

Growth and percentage comparisons made herein generally refer to the three and nine-month periods ended September 30, 2017 compared with the three and nine-month periods ended September 30, 2016 unless otherwise noted. Unless otherwise indicated or unless the context otherwise requires, all references in this document to "we, "us, "our," the "Company," and similar expressions refer to SusGlobal Energy Corp., and depending on the context, its subsidiaries.

SPECIAL NOTICE ABOUT GOING CONCERN AUDIT OPINION

OUR AUDITOR ISSUED AN OPINION EXPRESSING SUBSTANTIAL DOUBT AS TO OUR ABILITY TO CONTINUE IN BUSINESS AS A GOING CONCERN FOR THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015. YOU SHOULD READ THIS QUARTERLY REPORT ON FORM 10-Q WITH THE “GOING CONCERN” ISSUES IN MIND.

This Management’s Discussion and Analysis should be read in conjunction with the unaudited interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q (the “Financial Statements”). The financial statements have been prepared in accordance with generally accepted accounting policies in the United States (“GAAP”). Except as otherwise disclosed, all dollar figures included therein and in the following management discussion and analysis are quoted in United States dollars.

OVERVIEW

The following organization chart sets forth our wholly-owned subsidiaries:

Page | 19

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

On January 29, 2016, SusGlobal filed a Registration Statement on Form S-4 (the “Registration Statement”), which relates to the Company’s intent to change its jurisdiction of incorporation by discontinuing SusGlobal Energy Corp. from Ontario, Canada and continuing and domesticating as a corporation incorporated under the laws of the State of Delaware. The Registration Statement was declared effective on May 12, 2017.

On May 23, 2017, SusGlobal Energy Corp. filed an Application for Authorization to continue in another Jurisdiction with the Ministry of Government Services in Ontario and a certificate of corporate domestication and certificate of incorporation with the Secretary of State of the State of Delaware under which it changed its jurisdiction of incorporation from Ontario to the State of Delaware (the “Domestication”). In connection with the Domestication each of the currently issued and outstanding common shares were automatically converted on a one-for-one basis into common shares compliant with the laws of the state of Delaware (the “Shares”). As a result of the Domestication, pursuant to Section 388 of the General Corporation Law of the State of Delaware (the “DGCL”), SusGlobal Energy Corp. continued its existence under the DGCL as a corporation incorporated in the State of Delaware. The business, assets and liabilities of the Company and its subsidiaries on a consolidated basis, as well as its principal location and fiscal year, were the same immediately after the Domestication as they were immediately prior to the Domestication. SusGlobal Energy Corp. filed a Registration Statement on Form S-4 to register the Shares and this registration statement was declared effective by the Securities and Exchange Commission on May, 23, 2017.

With the growing amount of organic wastes being produced by society as a whole, a solution for sustainable global management of these wastes must be achieved. SusGlobal through its proprietary technology and processes is equipped and confident to deliver this objective.

Management believes renewable energy is the energy of the future. Sources of this type of energy are more evenly distributed over the earth’s surface than finite energy sources, making it an attractive alternative to petroleum based energy. Biomass, one of the renewable resources, is derived from organic material such as forestry, food, plant and animal residuals. SusGlobal can therefore help you turn what many consider waste into precious energy. The portfolio will be comprised of four distinct types of technologies: (a) Process Source Separated Organics (“SSO”) in anaerobic digesters to divert from landfills and recover biogas. This biogas can be converted to gaseous fuel for industrial processes, electricity to the grid or cleaned for compressed renewable gas. (b) Increasing the capacity of existing infrastructure (anaerobic digesters) to allow processing of SSO to increase biogas yield. (c) Utilize recycled plastics to produce liquid fuels. (d) process digestate to produce a pathogen free organic fertilizer.

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

The Company can provide peace of mind that the full lifecycle of organic material is achieved, global benefits are realized and stewardship for total sustainability is upheld.

The project and services offered can benefit the public and private markets. The following includes some of our work managing organic waste streams: Anaerobic Digestion, Dry Digestion, Biogas production, Wastewater Treatment, In- Vessel Composting, SSO Treatment, Biosolids Heat Treatment and Composting.

The Company can provide a full range of services for handling organic residuals in a period where innovation and sustainability are paramount. From start to finish we offer in-depth knowledge, a wealth of experience and cutting-edge technology for handling organic waste.

Page | 20

The primary focus of the services SusGlobal provides includes identifying idle or underutilized anaerobic digesters and integrating our technologies with capital investment to optimizing the operation of the existing digesters to reach their full capacity for processing SSO. Our processes not only divert significant organic waste from landfills, but also result in methane avoidance, with significant Greenhouse Gas (“GHG”) reductions from waste disposal. The processes also produce renewable energy through the conversion of wastewater biosolids and organic wastes in the same equipment (co-digestion) and valuable end products such as biogas, electricity and organic fertilizer, considered Class AA organic fertilizer.

Currently, the primary customers are municipalities in both rural and urban centers throughout southern and central Ontario, Canada. Much of the research and development that has been carried out has been completed by our CEO through multiple projects carried out on projects prior to the formation of SusGlobal. Where necessary, to be in compliance with Provincial and local environmental laws and regulations, SusGlobal submits applications to the respective authorities for approval prior to any necessary engineering being carried out.

RECENT BUSINESS DEVELOPMENTS

Asset Purchase

On September 15, 2017, the Company closed the purchase of certain assets from Astoria Organic Matters Ltd., and Astoria Organic Matters Canada LP (“Astoria”), under the asset purchase agreement (the “APA”) from the court appointed receiver of Astoria, BDO Canada Limited. The purchase price for the organic composting facility, certain machinery and equipment, computer equipment, computer software and intangible assets consisted of cash of $3,365,690 ($4,100,000 CAD), funded by PACE Savings and Credit Union Limited (“PACE”) and 529,970 restricted common shares of the Company, determined to be valued at $2,649,850 ($3,500,000 CAD). In addition, legal costs in connection with acquiring the assets of $24,014 ($29,253 CAD) are included in the cost of the organic composting facility. In addition, the Company purchased certain accounts receivable which it was required to collect, totaling $142,957 ($174,147 CAD) and a deposit with a local municipality in the amount of $41,045 ($50,000 CAD).

Financing Agreement with PACE

Effective January 1, 2017, the Company obtained a Line of Credit of up to $4,407,150 ($5,500,000 CAD) with PACE. The Line of Credit was to be advanced in tranches to allow for the funding of engineering, permitting, construction costs and equipment purchases for the BioGrid Project located near Owen Sound, Ontario, Canada. On February 2, 2017, the company received the first advance in the amount of $1,232,960 ($1,600,000 CAD). The balance of the Line of Credit is no longer available to be drawn against and is due, as noted below on February 2, 2018. The Line of Credit is now one of multiple credit facilities.

The Line of Credit bears interest at the PACE base rate plus 1.25% per annum, currently 8% per annum, payable on a monthly basis, interest only. The Line of Credit is due February 2, 2018 and is secured by a business loan general security agreement, a $1,232,960 ($1,600,000 CAD) personal guarantee from the President and a charge against the Company’s premises lease. Also pledged as security are the shares of the wholly-owned subsidiaries and a pledge of shares of the Company held by Landfill Gas Canada Limited (“LFGC”), an Ontario company controlled by a director and chief executive officer of the Company (the “CEO”), the chief financial officer (the “CFO”) and a director’s company, and a limited recourse guarantee by each. The Line of Credit is fully open for prepayment at any time without notice or bonus. A total commitment fee of $83,105 ($110,000 CAD) was paid to PACE. In addition, the agents who assisted in establishing the Line of Credit received 1,620,000 common shares of the Company determined to be valued at $469,800, based on the pricing of a recent private placement offering and cash of $300,000, on closing, for their services. Other closing costs in connection with the Line of Credit included legal fees of $29,248 ($38,713 CAD). During the nine -month period ended September 30, 2017, the Company incurred interest charges of $47,463 ($62,027 CAD) on the Line of Credit.

On June 15, 2017, PACE loaned the Company $462,360 ($600,000 CAD) under a variable rate business loan agreement, for its bid for the purchase of certain assets of Astoria on the same terms and conditions to the Line of Credit above, except that the loan is due May 31,2018. During the nine-month period ended September 30, 2017, the Company incurred interest charges of $10,438 ($13,641 CAD) on this credit facility

On August 4, 2017, PACE loaned the Company $39,563 ($50,000 CAD) under a variable business loan agreement, to satisfy an outstanding liability on the same terms and conditions to the Line of Credit above, except that the loan is due February 4, 2018. During the nine-month period ended September 30, 2017, the Company incurred interest charges of $478 ($625 CAD) on this credit facility.

On September 13, 2017, PACE loaned the Company $3,055,836 ($3,724,147) under a corporate term loan. The funds were used for the purpose of acquiring certain assets of Astoria from the court appointed receiver on September 15, 2017. The corporate term loan bears interest at the PACE base rate plus 1.25% per annum, currently 8% per annum, payable in monthly blended instalments of principal and interest of $60,549 ($75,564 CAD), due September 13, 2022. The corporate term loan is secured by a business loan general security agreement representing a floating charge over the assets and undertakings of the Company, a first priority charge under a registered debenture in the amount of $3,282,989 ($4,000,978 CAD) against the assets, including inventory, accounts receivable and equipment. The total charge includes a credit in the favor of the Ministry of the Environment and Climate Change (“MOECC”) in the amount of $221,824 ($276,831 CAD), a registered charge of lease over the premises, located at 704 Phillipston Road, Roslin, Ontario, Canada. The corporate term loan also included an assignment of existing contracts included in the APA, and a lien in the amount of $3,282,989 ($4,000,978) to be registered under the Personal Properties Securities Act.

During the nine-month period ended September 30, 2017, the Company incurred interest charges of $10,618 ($13,876 CAD) on this corporate term loan.

Other

On September 21, 2017, the company finalized a finance contract for certain mobile equipment for its organic composting facility, in the amount of $13,923 ($17,180 CAD). The finance contract requires monthly blended instalments of principal and interest of $1,020 ($1,273 CAD) at a monthly interest rate of 5.95%, due November 10, 2018.

On May 11, 2017, the Company signed a posting agreement with CrowdVest, a Tennessee limited liability company to act as the Company’s online intermediary technology platform in connection with the Company’s offering of common stock under Rule 506 of Regulation D under the Securities Act of 1933. As compensation, CrowdVest received 20,000 restricted common shares of the Company, based on an issue price of $5 per share, once the 506(c)-general solicitation offering commenced. The offering terminated on October 27, 2017 and was not extended.

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

Effective January 1, 2017, new consulting agreements were finalized for the services of the executive chairman and president and for the CEO. The consulting agreements are for a period of three years, commencing January 1, 2017. For each of these two executive officers, the monthly fees are to be as follows: $4,007 ($5,000 CAD) plus applicable taxes for 2017 and $12,020 ($15,000 CAD) plus applicable taxes for 2018 and 2019. In addition, the CEO was granted 3,000,000 Restricted Stock Units (“RSU”). The RSUs are to vest in three equal installments annually on January 1, 2018, 2019 and 2020.

On December 7, 2016, the Company was awarded funding for the AWT, a program for business led collaborations in the water sector. AWT is administered by the Southern Ontario Water Consortium to assist small and medium sized businesses in the Province of Ontario, Canada to leverage world-class research facilities and academic expertise to develop and demonstrate water technologies for successful introduction to market. In addition, the program is designed to enhance the Ontario water cluster and continue to build Ontario’s reputation for water excellence around the world. The Company’s academic partner is the CAWT at Fleming College in Lindsay, Ontario, Canada. The program budget is for $641,040 ($800,000 CAD), of which the Company contributes 50% in cash and in-kind contributions and CAWT contributes 50%.

On October 21, 2016, the Company hired the services of a contractor to assume the role of vice-president of corporate development (“VPCD”), effective November 1, 2016, for a period of fourteen months, at the rate of $3,205 ($4,000 CAD) per month, plus applicable taxes. In addition, the contractor was offered up to 115,000 common shares of the Company, at a price of $0.10 per common share, exercisable within 180 days of the effective date of the contract. On April 30, 2017, the contractor exercised the offer to purchase 115,000 common shares of the Company.

On November 4, 2016, the Company’s BioGrid Project, a project described in the expansion and operation agreement (the “BioGrid Agreement”) with the Township of Georgian Bluffs and the Township of Chatsworth, was terminated.

Page | 22

On August 19, 2016, Travellers, an Ontario company controlled by the President, provided a further loan in the amount of 161,826 ($210,000 CAD) which was required to initiate a letter of credit in the amount of $154,120 ($200,000 CAD), in favor of the Municipalities. As at September 30, 2017, Travellers is owed $56,091 ($70,000 CAD). Subsequent to September 30, 2017 and up to the date of this filing, the Company repaid a further $23,800 ($30,000) on this Travellers loan.

The letter of credit was a requirement of the BioGrid Agreement noted above. Fees for the letter of credit included $7,652 ($10,000 CAD) incurred and charged by Travellers and $2,296 ($3,000 CAD) charged by the Company’s chartered bank. There is no written agreement evidencing this loan or the previous loan with Travellers. The interest-bearing loans with Travellers are due on demand and were approved by the Board of Directors of the Company.

On August 3, 2016, the Company signed an agreement with Grimsby Energy Inc. from Grimsby, Ontario, Canada, to allow hydrolyzed and pasteurized organic wastes to be processed at their Anaerobic Biodigester. The agreement commenced November 1, 2016 and can be terminated by either party within three hundred and sixty-five days minimum written notice. Up to the date of this filing, there has been no activity under this agreement.

On May 14, 2015, the Ontario Ministry of Environment and Climate Change announced formal targets to be met to satisfy a commitment necessary to join the WCI along with Quebec and California, who are in the WCI with Cap and Trade commitments since 2014. The Ontario targets are very ambitious, with greenhouse gas (“GHG”) emission reductions of 15% by 2020, 37% by 2030 and 80% by 2050, all from a 1990 baseline. Ontario achieved a 6% reduction in GHG emissions from 1990 levels in 2014, mainly by closing all coal-fired power plants. The targets announced will require a focused program to reduce GHG emissions. The Company’s activities all contribute to GHG reductions, so will be a key part of Ontario’s initiative. The Company has also contacted counterparties in Quebec and California to explore opportunities for relevant projects. SusGlobal is committed to making all its commercial activities carbon neutral. The new Cap and Trade regulations are effective January 2017.

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

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2017, the Company had a cash balance of $37,397 (December 31, 2016-$1,774) and current debt obligations in the amount of $2,321,948 (December 31, 2016-$683,234). As at September 30, 2017, the Company had a working capital deficit of $2,000,544 (December 31, 2016-$487,703). The Company does not currently have sufficient funds to satisfy the current debt obligations. Should the Company’s creditors seek or demand payment, the Company does not have the resources to pay or satisfy any such claims currently.

The Company’s total assets at September 30, 2017 were $6,437,825 and total current liabilities were $2,321,948. Significant losses from operations have been incurred since inception and there is an accumulated deficit of $4,204,760 as of September 30, 2017. Continuation as a going concern is dependent upon generating significant new revenue and generating external capital and securing debt to achieve profitable operations while maintaining current fixed expense levels.

To pay current debt obligations and to fund any future operations, the Company requires significant new funds, which the Company may not be able to obtain. In addition to the funds required to liquidate the $2,321,948 in current debt obligations, the Company estimates that approximately $5,000,000 must be raised to fund capital requirements and general corporate expenses for the next 12 months.

Effective January 1, 2017, the Company obtained a Line of Credit of up to $4,407,150 ($5,500,000 CAD) with PACE, described above. The Line of Credit was to be advanced in tranches to allow for the funding of engineering, permitting, construction costs and equipment purchases for the BioGrid Project located near Owen Sound, Ontario, Canada. On February 2, 2017, the company received the first advance in the amount of $1,232,960 ($1,600,000 CAD). The balance of the Line of Credit is no longer available to be drawn against and is due on February 2, 2018. The Line of Credit is now one of multiple credit facilities.

Page | 23

On June 15, 2017, PACE loaned the Company $462,360 ($600,000 CAD) for its bid for the purchase of the assets of Astoria on the same terms and conditions to the Line of Credit above, except that the loan is due May 31, 2018. During the nine-month period ended September 30, 2017, the Company incurred interest charges of $10,438 ($13,641 CAD) on this credit facility.

On August 4, 2017, PACE loaned the Company $39,563 ($50,000 CAD) under a variable business loan agreement, to satisfy an outstanding liability on the same terms and conditions to the Line of Credit above, except that the loan is due February 4, 2018. During the nine-month period ended September 30, 2017, the Company incurred interest charges of $478 ($625 CAD) on this credit facility.

On September 13, 2017, PACE loaned the Company $3,055,836 ($3,724,147) under a corporate term loan. The funds were used for the purpose of acquiring certain assets of Astoria from the court appointed receiver on September 15, 2017. The corporate term loan bears interest at the PACE base rate plus 1.25% per annum, currently 8% per annum, payable in monthly blended instalments of principal and interest of $60,549 ($75,564 CAD), due September 13, 2022. The corporate term loan is secured by a business loan general security agreement representing a floating charge over the assets and undertakings of the Company, a first priority charge under a registered debenture in the amount of $3,282,989 ($4,000,978 CAD) against the assets, including inventory, accounts receivable and equipment. The total charge includes a credit in the favor of the Ministry of the Environment and Climate Change (“MOECC”) in the amount of $221,824 ($276,831 CAD), a registered charge of lease over the premises, located at 704 Phillipston Road, Roslin, Ontario, Canada. The corporate term loan also included an assignment of existing contracts included in the APA, and a lien in the amount of $3,282,989 ($4,000,978) to be registered under the Personal Properties Securities Act.

During the nine-month period ended September 30, 2017, the Company incurred interest charges of $10,618 ($13,876 CAD) on this corporate term loan.

On September 21, 2017, the company finalized a finance contract for certain mobile equipment for its organic composting Facility, in the amount of $13,923 ($17,180 CAD). The finance contract requires monthly blended instalments of principal and interest of $1,020 ($1,273 CAD) at a monthly interest rate of 5.95%, due November 10, 2018.

Refer to notes 9 and 12 to the interim condensed consolidated financial statements for details on the long-term debt and commitments respectively, as at September 30, 2017.

CONSOLIDATED RESULTS OF OPERATIONS – FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2016

	For the Nine Months Ended
	September 30,	September 30,
	2017	2016

Revenue	$25,608	$7,788

Operating expenses:

Financing costs	882,153	-
Contribution to Advanced Water Technology Program	71,017	-
Operations and maintenance	31,345	30,975
Professional fees	180,793	138,804
Office and administration	165,837	66,946
Management fees	123,962	95,432
Interest expense	83,049	8,721
Stock-based compensation	277,750	-
Filing fees	14,855	4,240
Total operating expenses	1,830,761	345,118

Net loss before other income	(1,805,153)	(337,330)
Other income-insurance proceeds	48,208	-
Net loss	$(1,756,945)	$(337,330)

Page | 24

During the nine-month period ended September 30, 2017, the Company generated $25,608 of revenue from its organic composting facility included in the asset purchase which closed on September 15, 2017. In the prior nine-month period ended September 30, 2016, the Company generated $7,788 of revenue from its BioGrid Project. The BioGrid Project was subsequently terminated on November 4, 2016. The insurance proceeds of $48,208 included under other income represents the receipt of an insurance claim for the catastrophic engine failure in the Company’s BioGrid Project, submitted in the prior year.

The net loss for the nine months ended September 30, 2017 was $1,756,945, significantly higher than the net loss of $337,330 in the prior nine-month period, primarily due to the financing costs, the contribution to the Advanced Water Technology Program and the stock-based compensation expenses recorded.

Our operating expenses increased by $1,485,643 from $345,118 for the nine months ended September 30, 2016 to $1,830,761 for the nine months ended September 30, 2017. This was primarily due to the financing costs of $882,153 in connection with the PACE financing, the contribution of $71,017 to the Advanced Water Technology Program and the stock-based compensation of $277,750. Operations and maintenance increased slightly by $370 during the nine months ended September 30, 2017, compared to the prior nine-month period. The current operations and maintenance expenses related to the Company’s organic composting facility and consisted primarily of heavy machinery and equipment rentals and staff wages and benefits. In the prior nine-month period, the operations and maintenance expenses related to the Company’s BioGrid Project, whose operations were terminated on November 4, 2016. Professional fees increased by $41,989 during the nine months ended September 30, 2017 compared to the prior nine-month period, primarily due to higher audit and review fees and additional consulting fees relating to the Company’s new organic composting facility and professional fees in connection with the Advanced Water Technology Program. Office and administration increased by $98,891 during the nine months ended September 30, 2017 compared to the prior nine-month period, primarily due to an increase in insurance expense of $51,546, an increase in office rent of $26,490 and an increase in bookkeeping and payroll costs of $20,563 and an increase in other office and administration expenses of $292. The increased insurance of $51,546 related primarily to the insurance coverage for the BioGrid Project, which expired during the period and liability insurance coverage for the directors and officers. Interest expense increased by $74,328 during the nine months ended September 30, 2017 compared to the prior nine-month period, as a result of the new line of credit, credit facility and the corporate term loan with PACE of $68,997 and an increase in interest expense of $5,331 relating to the interest on the related party loans. Management fees increased by $28,530 for the nine months ended September 30, 2017 compared to the prior nine-month period, due to the hiring of the VPCD during the fourth quarter of 2016. During the nine months ended September 30, 2017, stock-based compensation of $277,750 was recorded on the issuance of common shares of the Company to four new directors, two employees, and the stock-based compensation for the CEO’s RSUs. No stock-based compensation was recorded in the prior nine-month period ended September 30, 2016. Filing fees increased by $10,615 for the nine months ended September 30, 2017 compared to the prior nine-month period, as a result of an increase in press releases and filings during the current nine-month period ended September 30, 2017.

CONSOLIDATED RESULTS OF OPERATIONS – FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2017 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2016

	For the Three Months Ended
	September 30,	September 30,
	2017	2016

Revenue	$25,608	$7,788

Operating expenses

Financing costs	-	-
Contribution to Advanced Water Technology Program	-	-
Operations and maintenance	31,345	30,975
Professional fees	92,434	49,700
Office and administration	72,218	24,755
Management fees	43,016	32,180
Interest expense	40,363	4,905
Stock-based compensation	86,500
Filing fees	5,499	1,081
Total expenses	371,375	143,596

Net loss before other income	(345,767)	(135,808)
Other income-insurance proceeds	48,208	-
Net loss	$(297,559)	$(135,808)

Page | 25

During the three-month period ended September 30, 2017, the Company generated $25,608 of revenue from its organic composting facility included in the asset purchase which closed on September 15, 2017. In the prior nine-month period ended September 30, 2016, the Company generated $7,788 of revenue from its BioGrid Project. The BioGrid Project was subsequently terminated on November 4, 2017. The insurance proceeds of $7,788 included under other income represents the receipt of an insurance claim for the catastrophic engine failure in the Company’s BioGrid Project, submitted in the prior year.

The net loss for the three months ended September 30, 2017 was $297,559, significantly higher than the net loss of $135,808 in the prior three-month period, primarily due to the increased professional fees, office and administration, interest expense and stock-based compensation expenses.

Our operating expenses increased by $227,779 from $143,596 for the three months ended September 30, 2016 to $371,375 for the three months ended September 30, 2017. Operations and maintenance increased slightly by $370 during the nine months ended September 30, 2017, compared to the prior three-month period. The current operations and maintenance expenses related to the Company’s new organic composting facility and consisted primarily of heavy machinery and equipment rentals and staff wages and benefits. In the prior three-month period, the operations and maintenance expenses related to the Company’s BioGrid Project, whose operations were terminated on November 4, 2016. Professional fees increased by $42,734 during the three months ended September 30, 2017 compared to the prior three-month period, primarily due to higher audit and review fees of $38,645 and higher legal and consulting fees totaling $4,089. Office and administration increased by $47,463 during the three months ended September 30, 2017 compared to the prior three-month period, primarily due to an increase in insurance expense of $18,462, an increase in office rent of $17,125 and an increase in bookkeeping and payroll costs of $7,865 and other office and administration expenses of $4,011. The increased insurance is primarily the liability insurance coverage for the directors and officers. Management fees increased by $10,836 for the three months ended September 30, 2017 compared to the prior three-month period, primarily due to the hiring of the VPCD during the fourth quarter of 2016. Interest expense increased by $35,458 during the three months ended September 30, 2017 compared to the prior three-month period, as a result of the new line of credit, credit facility and the corporate term loan from PACE of $36,465 offset by a decrease in the interest expense of $1,007 relating to the interest on the related party loans. During the three months ended September 30, 2017, stock-based compensation of $86,500 was recorded on the issuance of common shares of the Company to a new employee and the stock-based compensation for the CEO’s RSUs. No stock-based compensation was recorded in the prior three-month period ended September 30, 2016. Filing fees increased by $4,418 for the three months ended September 30, 2017 compared to the prior three-month period, as a result of an increase in press releases and filings during the current three-month period ended September 30, 2017.

The Company’s interim condensed consolidated financial statements have been prepared in accordance with US GAAP, which assumes that the Company will be able to meet its obligations and continue its operations for the next twelve months.

As at September 30, 2017, the Company had a working capital deficit of $2,000,544 (December 31, 2016-$487,703), incurred a net loss of $1,756,945 (2016-$201,522) for the nine-month period ended September 30, 2017 and had an accumulated deficit of $4,204,760 (December 31, 2016-$2,447,815) and expects to incur further losses in the development of its business. These factors and those noted below, cast substantial doubt as to the Company’s ability to continue as a going concern which is dependent upon its ability to obtain the necessary financing to further the development of its business and upon achieving profitable operations. Management believes that the Company will be able to obtain the necessary funding by equity or debt; however, there is no assurance of funding being available on acceptable terms. Realization values may be substantially different from carrying values as shown.

On February 2, 2017, the Company received an advance in the amount of $1,232,960 ($1,600,000 CAD) on its corporate line of credit (“Line of Credit”) of up to $4,407,150 ($5,500,000 CAD) with PACE Savings & Credit Union Limited (“PACE”). The Line of Credit was obtained to fund the BioGrid Project, which was a project described in the expansion and operation agreement (the “BioGrid Agreement”) between the Company and the Township of Georgian Bluffs and the Township of Chatsworth (the “Municipalities”). The Municipalities terminated the BioGrid Agreement on November 4, 2016. There are no further advances available on the Line of Credit and it is due February 2, 2018. The Company’s ability to continue as a going concern is dependent on its ability to generate new revenue and external capital, along with securing new debt to achieve profitable operations while maintaining current fixed expense levels. If the Company is not able to refinance the Line of Credit or repay when due, the Company will encounter a liquidity crisis.

The interim condensed consolidated financial statements do not include any adjustments to reflect the future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result if the Company was unable to continue as a going concern.

Page | 26

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases” (Topic 842). The standard requires lessees to recognize the assets and liabilities that arise from leases on the balance sheet. ASU 2016-02 requires the recognition on the balance sheet of a lease liability to make lease payments by lessees and a right-of-use asset representing its right to use the underlying asset for the lease term. The new guidance will also require significant additional disclosure about the amount, timing and uncertainty of cash flows from leases. The new guidance is effective for annual and interim reporting periods beginning after December 15, 2018 (January 1, 2019 for the Company). The amendments should be applied at the beginning of the earliest period presented using a modified retrospective approach with earlier application permitted as of the beginning of an interim or annual reporting period. The Company is currently evaluating the impact of adopting ASU No. 2016-02.

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

In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation: Topic 718: Scope of Modification Accounting (ASU 2017-09) to provide clarity and reduce both the (1) diversity in practice and (2) cost and complexity when changing the terms or conditions of share-based payment awards. Under ASU 2017-09, modification accounting is required to be applied unless all of the following are the same immediately before and after the change:

Page | 27

1.	The award’s fair value (or calculated value or intrinsic value, if those measurement methods are used).
2.	The award’s vesting conditions.
3.	The award’s classification as an equity or liability instrument.

ASU 2017-09 is effective for annual and interim periods beginning after December 15, 2017 on a prospective basis, and early adoption is permitted. The Company has evaluated the impact of its pending adoption of ASU 2017-09 and does not expect that this guidance will have a significant impact on its financial statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” and issued subsequent amendments to the initial guidance in August 2015, March 2016, April 2016, May 2016 and December 2016, within ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-12, ASU 2016-20 and ASU 2017-13 respectively (ASU 2014-09, ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-12, ASU 2016-20, and ASU 2017-13, collectively, “Topic 606”). Topic 606 supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of Topic 606 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. Topic 606 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. These estimates include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation, among others. The guidance is effective for fiscal and interim periods beginning on or after December 15, 2017, using either of two methods: (1) retrospective application of Topic 606 to each prior reporting period presented with the option to elect certain practical expedients as defined within Topic 606 or (2) retrospective application of Topic 606 with the cumulative effect of initially applying Topic 606 recognized at the date of initial application and providing certain additional disclosures as defined per Topic 606. The Company is currently evaluating the impact of adopting Topic 606.

NEW ACCOUNTING POLICIES

During the nine months ended September 30, 2017, the Company adopted the following significant accounting policies:

Business Combinations

The Company has chosen to early adopt Audit Standards update No. 2017-01 (“ASU 2017-01”), which clarifies the definition of a business, with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.

Intangible Assets

Intangible assets, consisting of a technology license, which is stated at cost less accumulated amortization and is amortized on a straight-line basis over the useful life, which is 10 years. Intangible assets also include environmental compliance approvals, which are stated at cost, have an indefinite useful life and are not amortized until their useful lives are determined to be no longer indefinite. The Company evaluates the intangible assets for permanent impairment when triggering events are identified and whether events and circumstances continue to support the indefinite useful life.

Long-lived Assets

The Company introduced three new classes of long-lived assets, all of which are depreciated on a straight-line basis as follows: Organic composting facility-term of lease, which expires March 31, 2034; machinery and equipment-30%; and computer software-20%

Debt Issuance Costs

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

Page | 28

EQUITY

As at September 30, 2017, the Company had 37,253,031 common shares issued and outstanding. At the date of this filing, the Company had 37,278,031 common shares issued and outstanding.

STOCK OPTIONS AND WARRANTS

The Company’s VPCD was offered 115,000 common shares of the Company at a price of $0.10 per common share, exercisable within 180 days of the effective date of the contract, which was effective November 1, 2016. The offer was exercised on April 30, 2017. In addition, effective January 1, 2017, the Company’s CEO was granted 3,000,000 RSUs. The RSUs are to vest in three equal instalments annually on January 1, 2018, 2019 and 2020. The Company has recorded a stock compensation reserve of $247,500 as at September 30, 2017, representing one quarter of the total value of the RSU of $990,000, based on a private placement pricing at the time of the grant. In addition, the Company granted a new employee 6,000 RSUs under an employee agreement effective September 1, 2017. The RSUs are to vest in two equal instalments annually on January 1, 2019 and 2020.

The Company has no other stock options or warrants outstanding as at September 30, 2017 and as of the date of this filing.

RELATED PARTY TRANSACTIONS

The Company transacts with related parties in the normal course of business.

During the nine-month period ended September 30, 2017, the Company incurred $34,434 ($45,000 CAD) (2016-$34,083; $45,000 CAD) in management fees expense with Travellers International Inc. (“Travellers”), an Ontario company controlled by a director and president of the Company (the “President”) and $34,434 ($45,000 CAD) (2016-$34,083; $45,000 CAD) in management fees expense with Landfill Gas Canada Limited (“LFGC”), an Ontario company controlled by a director and chief executive officer of the Company (the “CEO”); $27,547 ($36,000 CAD) (2016-$27,266; $36,000 CAD) in management fees expense with the Company’s chief financial officer (the “CFO”); and $27,547 ($36,000 CAD) (2016-$nil) in management fees expense with the company’s VPCD. As at September 30, 2017, unpaid remuneration and unpaid expenses payable to officers in the amount of $98,431 ($122,839 CAD) (December 31, 2016-$95,396; $128,083 CAD) is included in accounts payable and $88,944 ($111,000 CAD) (December 31, 2016-$61,982; $83,220 CAD) is included in accrued liabilities.

In addition, the Company incurred interest expense of $14,052 ($18,363 CAD) (2016-$8,721; $11,541 CAD) on the outstanding loans from Travellers.

As at September 30, 2017, loans payable in the amount of $56,091 ($70,000 CAD) (December 31, 2016-$217,482; $292,000 CAD), owing to Travellers and bearing interest at the rate of 12% per annum are due on demand and unsecured. As at September 30, 2017, $21,285 ($26,563 CAD) (December 31, 2016-$15,043; $20,197 CAD), in interest is included in accrued liabilities. One of the loans owing to Travellers, in the amount of $62,746 ($82,000 CAD) was repaid on February 9, 2017, including accrued interest. And, during the nine-months ended September 30, 2017, the Company repaid $107,128 ($140,000 CAD) of the remaining loan. On October 6, October 11 and October 23, 2017, the Company repaid a further $23,800 ($30,000) on the Travellers loan.

Furthermore, the Company granted the CEO 3,000,000 restricted stock units (“RSU”), under a new consulting agreement effective January 1, 2017. The RSUs are to vest in three equal installments annually on January 1, 2018, 2019 and 2020. For the nine-month period ended September 30, 2017, the Company recognized stock-based compensation expense of $247,500 on this award, representing one quarter of the total value of the award of $990,000, based on a recent private placement pricing. And, the Company granted a new employee 6,000 RSUs under an employment agreement effective September 1, 2017. The RSUs are to vest in two equal instalments annually on January 1, 2019 and 2020.

For the nine-month period ended September 30, 2017, the Company incurred $50,348 ($65,797 CAD) (2016-$23,858; $31,500 CAD) in rent expense under a rental agreement with Haute Inc. (“Haute”), an Ontario company controlled by the Company’s President, who is also a director.

Page | 29

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

Our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Based on our evaluation, our CEO and CFO have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective due primarily to the small size of the Company and the lack of a segregation of duties.

Notwithstanding this material weakness, management has concluded that the unaudited interim condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q present fairly, in all material respects, the financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2017, the Company issued 286,200 common shares for net proceeds of $260,480 for working capital purposes.

The securities above were offered and sold pursuant to an exemption from the registration requirements under Section 4(a)(2) of the Securities Act since, among other things, the transactions did not involve a public offering.

Page | 30

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of this quarterly report on Form 10-Q:

Exhibit No.	Description

10.1	Variable Rate Business Loan Agreement*
10.2	Agreement for Line of Credit Loan*
10.3	Irrevocable Letter of Credit*
10.4	Business Loan Security Agreement between Pace Savings and SusGloba lEnergy Corp.*
10.5	Business Loan Security Agreement between Pace Savings and SusGlobal Energy Canada Corp.*
10.6	Business Loan Security Agreement between Pace Savings and SusGlobal Energy Canada I LTD*
10.7	Business Loan Security Agreement between Pace Savings and SusGlobal Energy Belleville LTD*
10.8	Asset Purchase Agreement*
10.9	Amendment to Asset Purchase Agreement*
10.10	Second Amendment to the Asset Purchase Agreement*
10.11	Third Amendment to the Asset Purchase Agreement*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Label Linkbase Document*
101.PRE	XBRL Taxonomy Presentation Linkbase Document*

*Filed herewith.
**Furnished herewith.

Page | 31

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUSGLOBAL ENERGY CORP.

November 14, 2017	By:	/s/ Gerald Hamaliuk
Gerald Hamaliuk
Chief Executive Officer

November 14, 2017	By:	/s/ Ike Makrimichalos
Ike Makrimichalos
Chief Financial Officer (Principal
Financial and Accounting Officer)

Page | 32