Form 10-K
period 2017-12-31
SusGlobal Energy Corp.
filed 2018-04-16
CIK 1652539

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from______________ to ______________

Commission file number: 333-209143

SusGlobal Energy Corp.
(Exact name of registrant as specified in its charter)

Delaware	38-4039116
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 Davenport Road
Toronto, Ontario, Canada	M5R1J2
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code:
(416) 223-8500

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.
Yes [   ]     No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [X]     No [   ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [   ]     No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [X]      No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer		Accelerated filer [ ]

Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [   ]     No [X]

The number of shares of Common Stock, $0.0001 par value, of the registrant outstanding as of April 16, 2018 was 38,633,031.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Incorporated as to
Proxy Statement for the 2018 Annual Meeting of Stockholders	Part III

PART I

Item 1. Business.

OVERVIEW

The following organization chart sets forth our wholly-owned subsidiaries:

General

SusGlobal Energy Corp. (“SusGlobal”) was formed by articles of amalgamation on December 3, 2014, in the Province of Ontario, Canada and its executive office is in Toronto, Ontario, Canada, at 200 Davenport Road. Our telephone number is 416-223-8500. Our website address is www.susglobalenergy.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K are all available, free of charge, on our website as soon as practicable after we file the reports with the Securities and Exchange Commission (the “SEC”). SusGlobal Energy Corp., a company in the start-up stages and Commandcredit Corp. (“Commandcredit”), an inactive Canadian public company, amalgamated to continue business under the name of SusGlobal Energy Corp. There is currently no public or other market for the shares of our common stock.

On May 23, 2017, SusGlobal Energy Corp. filed an application for authorization to continue in another Jurisdiction with the Ministry of Government Services in Ontario and a certificate of corporate domestication and certificate of incorporation with the Secretary of State of the State of Delaware under which it changed its jurisdiction of incorporation from Ontario to the State of Delaware (the “Domestication”). In connection with the Domestication, each of the currently issued and outstanding common shares were automatically converted on a one-for-one basis into common shares compliant with the laws of the state of Delaware (the “Shares”). As a result of the Domestication, pursuant to Section 388 of the General Corporation Law of the State of Delaware (the “DGCL”), SusGlobal Energy Corp. continued its existence under the DGCL as a corporation incorporated in the State of Delaware. The business, assets and liabilities of the Company and its subsidiaries on a consolidated basis, as well as its principal location and fiscal year, were the same immediately after the Domestication as they were immediately prior to the Domestication. SusGlobal Energy Corp. filed a Registration Statement on Form S-4 to register the Shares and this registration statement was declared effective by the Securities and Exchange Commission (the “SEC”) on May, 23, 2017.

When the terms “the Company,” “we,” “us” or “our” are used in this document, those terms refer to SusGlobal Energy Corp., and its wholly-owned subsidiaries, SusGlobal Energy Canada Corp., SusGlobal Energy Canada I Ltd. and SusGlobal Energy Belleville Ltd.

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

Management believes renewable energy is the energy of the future. Sources of this type of energy are more evenly distributed over the earth’s surface than finite energy sources, making it an attractive alternative to petroleum-based energy. Biomass, one of the renewable resources, is derived from organic material such as forestry, food, plant and animal residuals. SusGlobal can therefore help you turn what many consider waste into precious energy. The portfolio will be comprised of four distinct types of technologies: (a) Process Source Separated Organics (“SSO”) in anaerobic digesters to divert from landfills and recover biogas. This biogas can be converted to gaseous fuel for industrial processes, electricity to the grid or cleaned for compressed renewable gas. (b) Increasing the capacity of existing infrastructure (anaerobic digesters) to allow processing of SSO to increase biogas yield. (c) Utilize recycled plastics to produce liquid fuels and (d) process digestate to produce a pathogen free organic fertilizer.

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

Our Status as an Emerging Growth Company

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. Certain specified reduced reporting and other regulatory requirements are available to public companies that are emerging growth companies. These provisions include:

•	an exemption from the auditor attestation requirement in the assessment of our internal controls over financial reporting required by Section 404 of the Sarbanes-Oxley Act of 2002;
•	an exemption from the adoption of new or revised financial accounting standards until they would apply to private companies;
•

an exemption from compliance with any new requirements adopted by the Public Company Accounting Oversight Board, or the PCAOB, requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about our audit and our financial statements; and

•	reduced disclosure about our executive compensation arrangements.

We have elected to opt out of the extended transition period for complying with new or revised accounting standards. This election is irrevocable.

We will continue to be an emerging growth company until the earliest of:

•

the last day of our fiscal year in which we have total annual gross revenues of $1,000,000,000 (as such amount is indexed for inflation every five years by the SEC to reflect the change in the Consumer Price Index for All Urban Consumers published by the Bureau of Labor Statistics, setting the threshold to the nearest $1,000,000) or more;

•	the last day of our fiscal year following the fifth anniversary of the date of our first sale of common equity securities pursuant to an effective registration statement under the Securities Act of 1933, as amended;
•	the date on which we have, during the prior three-year period, issued more than $1,000,000,000 in non- convertible debt; or
•

the date on which we are deemed to be a large accelerated filer under the rules of the Securities and Exchange Commission, or SEC, which means the market value of our common stock that is held by non- affiliates (or public float) exceeds $700 million as of the last day of our second fiscal quarter in our prior fiscal year.

We are also a “smaller reporting company,” as defined under SEC Regulation S-K. As such, we also are exempt from the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and also are subject to less extensive disclosure requirements regarding executive compensation in our periodic reports and proxy statements. We will continue to be deemed a smaller reporting company until our public float exceeds $75 million on the last day of our second fiscal quarter in our prior fiscal year.

RECENT BUSINESS DEVELOPMENTS

Asset Purchase

On September 15, 2017, the Company closed the purchase of certain assets from Astoria Organic Matters Ltd., and Astoria Organic Matters Canada LP (“Astoria”), under the asset purchase agreement (the “APA”) from the court appointed receiver of Astoria, BDO Canada Limited. The purchase price for the composting buildings, Gore cover system, driveway and paving, office trailer, certain machinery and equipment, computer equipment, computer software and intangible assets consisted of cash of $3,365,690 ($4,100,000 CAD), funded by PACE Savings and Credit Union Limited (“PACE”) and 529,970 restricted common shares of the Company, determined to be valued at $529,970 ($700,000 CAD) based on recent private placement pricing. In addition, legal costs in connection with acquiring the assets of $24,014 ($29,253 CAD) are included in the cost of the organic composting facility. In addition, the Company purchased certain accounts receivable which it was required to collect, totaling $142,957($174,147 CAD) and a deposit with a local municipality in the amount of $41,045 ($50,000 CAD).

Financing Agreement with PACE

Effective January 1, 2017, the Company obtained a Line of Credit of up to $4,384,050 ($5,500,000 CAD) with PACE. The Line of Credit was to be advanced in tranches to allow for the funding of engineering, permitting, construction costs and equipment purchases for a project located near Owen Sound, Ontario, Canada, (the “BioGrid Project”). On February 2, 2017, the company received the first advance in the amount of $1,232,960 ($1,600,000 CAD). The Line of Credit was due on February 2, 2018. The Line of Credit is now one of multiple credit facilities. Subsequent to the end of the year, PACE extended the due date on this credit facility to February 2, 2019, with all other terms, conditions and security unchanged.

The Line of Credit and all other credit facilities with PACE, bear interest at the PACE base rate plus 1.25% per annum, currently 8% per annum, payable on a monthly basis, interest only. The Line of Credit is secured by a business loan general security agreement, a $1,232,960 ($1,600,000 CAD) personal guarantee from the President and a charge against the Company’s premises lease. Also pledged as security are the shares of the wholly-owned subsidiaries and a pledge of 3,300,000 shares of the Company held by Landfill Gas Canada Ltd. (“LFGC”), an Ontario company controlled by a director and chief executive officer of the Company (the “CEO”), 500,000 shares of the Company held by the chief financial officer (the “CFO”) and 2,000,000 shares of the Company held by a director’s company, and a limited recourse guarantee by each. The Line of Credit is fully open for prepayment at any time without notice or bonus. A total commitment fee of $83,105 ($110,000 CAD) was paid to PACE. In addition, the agents who assisted in establishing the Line of Credit received 1,620,000 common shares of the Company determined to be valued at $469,800, based on the pricing of a recent private placement offering and cash of $300,000, on closing, for their services. Other closing costs in connection with the Line of Credit included legal fees of $29,248 ($38,713 CAD). During the year, the Company incurred interest charges of $63,842 ($82,901 CAD) on this credit facility.

On June 15, 2017, PACE loaned the Company $462,360 ($600,000 CAD) under a variable rate business loan agreement, for its bid for the purchase of certain assets of Astoria on the same terms and conditions to the Line of Credit above, except that the loan is due May 31,2018. During the year, the Company incurred interest charges of $19,276 ($25,031 CAD) on this credit facility.

On August 4, 2017, PACE loaned the Company $39,563 ($50,000 CAD) under a variable business loan agreement, to satisfy an outstanding liability on the same terms and conditions to the Line of Credit above, except that the loan was due February 4, 2018. During the year, the Company incurred interest charges of $1,257 ($1,632 CAD) on this credit facility. Subsequent to the end of the year, PACE extended the due date on this credit facility to February 4, 2019, with all other terms, conditions and security unchanged.

On September 13, 2017, PACE loaned the Company $3,055,836 ($3,724,147) under a corporate term loan. The funds were used for the purpose of acquiring certain assets of Astoria from the court appointed receiver on September 15, 2017. The corporate term loan bears interest at the PACE base rate plus 1.25% per annum, currently 8% per annum, payable in monthly blended instalments of principal and interest of $60,232 ($75,564 CAD), due September 13, 2022. The corporate term loan is secured by a business loan general security agreement representing a floating charge over the assets and undertakings of the Company, a first priority charge under a registered debenture and a lien registered under the Personal Property Securities Act in the amount of $3,189,180 ($4,000,978 CAD) against the assets, including accounts receivable, inventory and equipment. PACE has also provided the Company with a letter of credit in the favor of the Ministry of the Environment and Climate Change (“MOECC”) in the amount of $220,662 ($276,831 CAD) and, as a security, has registered a charge of lease over the premises, located at 704 Phillipston Road, Roslin, Ontario, Canada. The corporate term loan also includes an assignment of existing contracts included in the APA. During the year, the Company incurred interest charges of $67,269 ($87,351 CAD) on this corporate term loan. As of December 31, 2017 and the date of this filing, the MOECC has not drawn on the letter of credit.

On April 4, 2018, the Company paid its two overdue monthly principal and interest instalments on this corporate term loan which were due February 13 and March 13, 2018, in the amount of $120,464 ($151,128), from a new loan provided by Travellers International Inc. (“Travellers”), an Ontario company controlled by the Executive Chairman and President (the “President”), who is also a director of the Company, on April 3, 2018 in the amount of $159,420 ($200,000 CAD). The loan is due on demand, unsecured and bears interest at the rate of 12% per annum. On April 6, 2018, PACE agreed to permit the Company to defer its principal and interest instalments for the months of April, May and June on the corporate term loan, with the interest continuing to accrue during this period.

Other

On February 16, 2018, the Company finalized a lease agreement for certain equipment, which was previously on monthly rental. The lease is for a period of forty-eight months, with two initial monthly instalments of $7,971 ($10,000 CAD) each, plus the applicable harmonized sales taxes, followed by forty-six monthly blended instalments of principal and interest of $4,080 ($5,118 CAD), plus the applicable harmonized sales taxes. The Company has the option to purchase the equipment on the forty ninth month for an amount of $19,672 ($24,680 CAD), plus the applicable harmonized sales taxes. The leasing agreement bears interest at the rate of 6.15% annually, compounded monthly, due January 27, 2022.

On October 30, 2017, the Company finalized a lease agreement for certain equipment, which commenced on October 30, 2017, in the amount of $228,489 ($286,650 CAD). The lease agreement matures on September 30, 2021, with monthly blended instalments of principal and interest of $4,655 ($5,840 CAD), plus applicable harmonized sales taxes and a final balloon payment of $22,797 ($28,600 CAD), plus applicable harmonized sales taxes on October 31, 2021. The lease agreement bears interest at the rate of 5.982% annually, compounded monthly.

On September 21, 2017, the company finalized a lease agreement for the lease of certain equipment for its organic composting facility, in the amount of $13,923 ($17,180 CAD). The lease agreement requires monthly blended instalments of principal and interest of $1,020 ($1,273 CAD) at a monthly interest rate of 5.95%, due November 10, 2018.

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

Effective January 1, 2017, new consulting agreements were finalized for the services of the “President” and for the chief executive officer (the “CEO”). The consulting agreements are for a period of three years, commencing January 1, 2017. For each of these two executive officers, the monthly fees are to be as follows: $3,986 ($5,000 CAD) plus applicable taxes for 2017 and $11,957 ($15,000 CAD) plus applicable taxes for 2018 and 2019. In addition, the CEO was granted 3,000,000 Restricted Stock Units (“RSU”). The RSUs are to vest in three equal installments annually on January 1, 2018, 2019 and 2020.

On December 7, 2016, the Company was awarded funding for the AWT, a program for business led collaborations in the water sector. AWT is administered by the Southern Ontario Water Consortium to assist small and medium sized businesses in the Province of Ontario, Canada to leverage world-class research facilities and academic expertise to develop and demonstrate water technologies for successful introduction to market. In addition, the program is designed to enhance the Ontario water cluster and continue to build Ontario’s reputation for water excellence around the world. The Company’s academic partner is the CAWT at Fleming College in Lindsay, Ontario, Canada. The program budget is for $637,680 ($800,000 CAD), of which the Company contributes 50% in cash and in-kind contributions and CAWT contributes 50%.

The Company has already completed and provided its commitment for the first year of the program which ended March 31, 2017, which consisted of professional fees of $7,217 ($9,432 CAD) and a contribution to the capital requirements of the program, totaling $71,017 ($94,000 CAD), for equipment to be used in the AWT Program and to be retained by Fleming College, the academic institution.

On October 21, 2016, the Company hired the services of a contractor to assume the role of vice-president of corporate development (“VPCD”), effective November 1, 2016, for a period of fourteen months, at the rate of $3,188 ($4,000 CAD) per month, plus applicable taxes. In addition, the contractor was offered up to 115,000 common shares of the Company, at a price of $0.10 per common share, exercisable within 180 days of the effective date of the contract. On April 30, 2017, the contractor exercised the offer to purchase 115,000 common shares of the Company.

On November 4, 2016, the Company’s BioGrid Project, a project described in the expansion and operation agreement (the “BioGrid Agreement”) with the Township of Georgian Bluffs and the Township of Chatsworth (the “Municipalities”), was terminated.

On August 19, 2016, Travellers, provided a further loan in the amount of 161,826 ($210,000 CAD) which was required to initiate a letter of credit in the amount of $154,120 ($200,000 CAD), in favor of the Municipalities. As at December 31, 2017, Travellers is owed $15,942 ($20,000 CAD). During the year, the Company incurred interest charges of $15,056 ($19,550 CAD) on these related party loans. Subsequent to the year-end and up to the date of this filing, the Company fully repaid the principal balance outstanding, with accrued interest, with the final payment being made on April 3, 2018.

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

Operations

Waste Transfer Station: As of December 31, 2017, we own the Environmental Compliance Approvals (the “ECAs”) issued by the Ministry of the Environment and Climate Change (the “MOECC”), from the Province of Ontario, in place to operate a waste transfer station with the capacity to process up to 50,000 metric tonnes of waste annually. The Company is reviewing plans to construct and equip the waste transfer station. The location of the waste transfer station, once built, will be alongside our organic composting facility, noted below, near Belleville, Ontario, Canada.

Access to the waste transfer stations is critical to haulers who collect waste in areas not in close proximity to disposal facilities where such disposal continues to be permitted. Tipping fees charged to third parties at waste transfer stations are usually based on the type and volume or weight of the waste deposited at the transfer station, the distance to the disposal site, market rates for disposal costs and other general market factors.

Organic Composting Facility. Our organic composting facility, located near Belleville, Ontario Canada, has ECAs in place to accept up to 70,000 metric tonnes of waste annually and is currently in operation. Certain assets of the organic composting facility, including the ECAs for the waste transfer station, were acquired by the Company on September 15, 2017, from the court appointed receiver, BDO Canada Limited, for Astoria, under an APA. The Company charges tipping fees for the waste accepted at the organic composting facility based on arrangements in place with the customers and the type of waste accepted. Typical waste accepted includes, leaf and yard, biosolids, food, liquid and paper sludge. During 2017, tipping fees ranged from $21 ($26 CAD) to $70 ($88 CAD) per metric tonne.

Compost Sales. The Company also sells organic compost to local customers. During 2017, the average selling price of the compost per metric tonne was approximately $11 ($14 CAD).

Competition

Seasonal Trends

Our operating revenues tend to be somewhat higher in summer months, primarily due to waste volumes resulting from higher construction and demolition waste volumes and the availability of leaf and yard waste along with contracts involving the grinding of leaf and yard waste. In addition, revenue from the sale of organic compost would be higher beginning in late spring and tapering off in the fall. This will be more evident when our organic composting facility will have been in operation for a full fiscal year.

Employees

As of December 31, 2017, we had six full-time employees and four independent contractors. Of the six full time employees, one was employed in a management and administrative position, and the balance in operations. The four independent contractors provide services in management positions. None of our employees are covered by collective bargaining agreements.

Financial Assurance and Insurance Obligations

Financial Assurance

Municipal and governmental waste service contracts generally require contracting parties to demonstrate financial responsibility for their obligations under the contract. Financial assurance is also a requirement for (i) obtaining or retaining disposal site or waste transfer station operating permits and (ii) estimated post-closure and environmental remedial obligations at our operations. We have established financial assurance using letters of credit and deposits with the municipalities. The type of assurance used is based on several factors, most importantly: the jurisdiction, contractual requirements, market factors and availability of credit capacity.

A letter of credit is supported by our credit facility with PACE.

Insurance

We carry a broad range of insurance coverages, including general liability, automobile liability, workers’ compensation, real and personal property, directors’ and officers’ liability, pollution legal liability and other coverages we believe are customary to the industry. Our exposure to loss for insurance claims is generally limited to the per-incident deductible under the related insurance policy. We do not expect the impact of any known casualty, property, environmental or other contingency to have a material impact on our financial condition, results of operations or cash flows.

Regulation

Our business is subject to extensive and evolving federal, provincial and local environmental, health, safety and transportation laws and regulations. These laws and regulations are administered by the Ministry of the Environment and Climate Change (the “MOECC”), Environment Canada, and various other federal, provincial and local environmental, zoning, transportation, land use, health and safety agencies in Canada. Many of these agencies regularly examine our operations to monitor compliance with these laws and regulations and have the power to enforce compliance, obtain injunctions or impose civil or criminal penalties in case of violations.

Because the primary mission of our business is to collect and manage solid and liquid waste in an environmentally sound manner, our capital expenditures are related, either directly or indirectly, to environmental protection measures, including compliance with federal, provincial and local rules. There are costs associated with siting, design, permitting, operations, monitoring, site maintenance, corrective actions, financial assurance, and facility closure and post-closure obligations. With acquisition, development or expansion of a waste management or waste transfer station, we must often spend considerable time, effort and money to obtain or maintain required permits and approvals. There are no assurances that we will be able to obtain or maintain required governmental approvals. Once obtained, operating permits are subject to renewal, modification, suspension or revocation by the issuing agency. Compliance with current regulations and future requirements could require us to make significant capital and operating expenditures. However, most of these expenditures are made in the normal course of business and do not place us at any competitive disadvantage.

The primary Provincial statutes affecting our business are summarized below:

Provincial and Local Regulations

There are also various provincial and local regulations that affect our operations. The Province of Ontario (“Ontario”) has its own laws and regulations governing solid waste disposal, water and air pollution, and, in most cases, releases and cleanup of hazardous substances and liabilities for such matters. Ontario has also adopted regulations governing the design, operation, maintenance and closure of waste transfer stations. Some regions, municipalities and other local governments in Ontario have adopted similar laws and regulations. Our facilities and operations are likely to be subject to these types of requirements.

Our operations are affected by the increasing preference for alternatives to landfill disposal. Many regional and local governments in Ontario mandate recycling and waste reduction at the source and prohibit the disposal of certain types of waste, such as yard waste, food waste and electronics at landfills. The number of regional and local governments in Ontario with recycling requirements and disposal bans continues to grow, while the logistics and economics of recycling the items remain challenging. In addition, Ontario has imposed timelines for the ban of organics from landfills in the province in an effort to totally divert these wastes from landfills. This will provide opportunities for the expansion of facilities like ours. This trend has been already occurred in the United States of America (the “USA”), where various states have enacted, or are considering enacting, laws that restrict the disposal within the state of solid waste generated outside the state. While laws that overtly discriminate against out-of-state waste have been found to be unconstitutional, some laws that are less overtly discriminatory have been upheld in court. From time to time, the United States Congress has considered legislation authorizing states to adopt regulations, restrictions, or taxes on the importation of out-of-state or out-of-jurisdiction waste. Additionally, several state and local governments have enacted “flow control” regulations, which attempt to require that all waste generated within the state or local jurisdiction be deposited at specific sites. In 1994, the U.S. Supreme Court ruled that a flow control ordinance that gave preference to a local facility that was privately owned was unconstitutional, but in 2007, the Court ruled that an ordinance directing waste to a facility owned by the local government was constitutional. The United States Congress’ adoption of legislation allowing restrictions on interstate transportation of out-of-state or out-of-jurisdiction waste or certain types of flow control, or courts’ interpretations of interstate waste and flow control legislation, could adversely affect our solid and hazardous waste management services.

Federal, Provincial and Local Climate Change Initiatives

In light of regulatory and business developments related to concerns about climate change, we have identified a strategic business opportunity to provide our public and private sector customers with sustainable solutions to reduce their GHG emissions. As part of our on-going marketing evaluations, we assess customer demand for and opportunities to develop waste services offering verifiable carbon reductions, such as waste reduction, increased recycling, and conversion of biogas and discarded materials into electricity and fuel. We use carbon life cycle tools in evaluating potential new services and in establishing the value proposition that makes us attractive as an environmental service provider. We are active in support of public policies that encourage development and use of lower carbon energy and waste services that lower users’ carbon footprints. We understand the importance of broad stakeholder engagement in these endeavors, and actively seek opportunities for public policy discussion on more sustainable materials management practices. In addition, we work with stakeholders at the federal and provincial level in support of legislation that encourages production and use of renewable, low-carbon fuels and electricity. Despite the announcement that the U.S. will withdraw from the Paris Climate Accords, we have seen no reduction in customer demand for services aligned with their GHG reduction goals and strategies. Ontario is part of the western climate initiative (the “WCI”) led by the state of California and, if anything, California has doubled down on their GHG reduction goals. The states of Oregon and Washington are also considering joining the WCI that currently has California, Ontario and Quebec as members.

We continue to assess the physical risks to company operations from the effects of severe weather events and use risk mitigation planning to increase our resiliency in the face of such events. We are investing in infrastructure to withstand more severe storm events, which may afford us a competitive advantage and reinforce our reputation as a reliable service provider through continued service in the aftermath of such events.

Item 1A. Risk Factors.

In an effort to keep our stockholders and the public informed about our business, we may make “forward-looking statements.” Forward-looking statements usually relate to future events and anticipated revenues, earnings, cash flows or other aspects of our operations or operating results. Forward-looking statements are often identified by the words, “will,” “may,” “should,” “continue,” “anticipate,” “believe,” “expect,” “plan,” “forecast,” “project,” “estimate,” “intend” and words of a similar nature and generally include statements containing:

·	projections about accounting and finances;

·	plans and objectives for the future;

·	projections or estimates about assumptions relating to our performance; or

·	our opinions, views or beliefs about the effects of current or future events, circumstances or performance.

You should view these statements with caution. These statements are not guarantees of future performance, circumstances or events. They are based on facts and circumstances known to us as of the date the statements are made. All aspects of our business are subject to uncertainties, risks and other influences, many of which we do not control. Any of these factors, either alone or taken together, could have a material adverse effect on us and could change whether any forward-looking statement ultimately turns out to be true. Additionally, we assume no obligation to update any forward-looking statement as a result of future events, circumstances or developments. The following discussion should be read together with the Consolidated Financial Statements and the notes thereto. Outlined below are some of the risks that we believe could affect our business and financial statements for 2018 and beyond and that could cause actual results to be materially different from those that may be set forth in forward-looking statements made by the Company.

Any investment in our securities involves a high degree of risk, including the risks described below. Our business, financial condition and results of operations could suffer as a result of these risks, and the trading price of our shares could decline, perhaps significantly, and you could lose all or part of your investment. The risks discussed below also include forward-looking statements and our actual results may differ substantially from those discussed in these forward-looking statements. See the section entitled “Information Regarding Forward-Looking Statements.”

Risks Related to Our Business and Industry

We may experience claims that our products infringe the intellectual property rights of others, which may cause us to incur unexpected costs or prevent us from selling our products.

We seek to improve our business processes and develop new products and applications. Many of our competitors have a substantial amount of intellectual property that we must continually monitor to avoid infringement. We cannot guarantee that we will not experience claims that our processes and products infringe issued patents (whether present or future) or other intellectual property rights belonging to others. If we are sued for infringement and lose, we could be required to pay substantial damages or be enjoined from using or selling the infringing products or technology. Further, intellectual property litigation is expensive and time-consuming, regardless of the merits of any claim, and could divert our management’s attention from operating our business.

Our relationship with our employees could deteriorate, and certain key employees could leave the Company, which could adversely affect our business and our results of operations.

Our business involves complex operations and therefore demands a management team and employee workforce that is knowledgeable and expert in many areas necessary for our operations. We rely on our ability to attract and retain skilled employees, including our specialized research and development and sales and service personnel, to maintain our efficient production. The departure of a significant number of our highly skilled employees or of one or more employees who hold key regional management positions could have an adverse impact on our operations, including as a result of customers choosing to follow a regional manager to one of our competitors.

We face intense competition, and our failure to compete successfully may have an adverse effect on our net sales, gross profit and financial condition.

Our industry is highly competitive. Many of our competitors may have greater financial, technical and marketing resources than we do and may be able to devote greater resources to promoting and selling certain products, and our competitors may therefore have greater financial, technical and marketing resources available to them than we do.

If we do not compete successfully by developing and deploying new cost-effective products, processes and technologies on a timely basis and by adapting to changes in our industry and the global economy, our net sales, gross profit and financial condition could be adversely affected.

Failure to comply with the Foreign Corrupt Practices Act, or FCPA, and other similar anti-corruption laws, could subject us to penalties and damage our reputation.

We are subject to the FCPA, which generally prohibits U.S. companies and their intermediaries from making corrupt payments to foreign officials for the purpose of obtaining or keeping business or otherwise obtaining favorable treatment and requires companies to maintain certain policies and procedures. Certain of the jurisdictions in which we conduct business may be at a heightened risk for corruption, extortion, bribery, pay-offs, theft and other fraudulent practices. Under the FCPA, U.S. companies may be held liable for actions taken by their strategic or local partners or representatives. If we, or our intermediaries, fail to comply with the requirements of the FCPA, or similar laws of other countries, governmental authorities in the United States or elsewhere, as applicable, could seek to impose civil and/or criminal penalties, which could damage our reputation and have a material adverse effect on our business, financial condition and results of operations.

We are not insured against all potential risks.

To the extent available, we maintain insurance coverage that we believe is customary in our industry. Such insurance does not, however, provide coverage for all liabilities, including certain hazards incidental to our business, and we cannot assure you that our insurance coverage will be adequate to cover claims that may arise or that we will be able to maintain adequate insurance at rates we consider reasonable.

We may not be able to consummate future acquisitions or successfully integrate acquisitions into our business, which could result in unanticipated expenses and losses.

Part of our strategy is to grow through acquisitions. Consummating acquisitions of related businesses, or our failure to integrate such businesses successfully into our existing businesses, could result in unanticipated expenses and losses. Furthermore, we may not be able to realize any of the anticipated benefits from the acquisitions.

In connection with potential future acquisitions, the process of integrating acquired operations into our existing operations may result in unforeseen operating difficulties and may require significant financial resources that would otherwise be available for the ongoing development or expansion of existing operations. Some of the risks associated with acquisitions include:

•	unexpected losses of key employees or customers of the acquired company;
•	conforming the acquired company’s standards, processes, procedures and controls with our operations;
•	coordinating new product and process development;
•	hiring additional management and other critical personnel;
•	negotiating with labor unions; and
•	increasing the scope, geographic diversity and complexity of our operations.

In addition, we may encounter unforeseen obstacles or costs in the integration of businesses we may acquire. Also, the presence of one or more material liabilities of an acquired company that are unknown to us at the time of acquisition may have a material adverse effect on our financial condition or results of operations.

Business disruptions could seriously harm revenues and increase our costs and expenses.

Our operations could be subject to extraordinary events, including natural disasters, political disruptions, terrorist attacks, acts of war and other business disruptions, which could seriously harm our net sales and increase our costs and expenses. These blackouts, floods and storms could cause disruptions to our operations or the operations of our suppliers, distributors, resellers or customers. Similar losses and interruptions could also be caused by earthquakes, telecommunications failures, water shortages, tsunamis, typhoons, fires, extreme weather conditions, medical epidemics and other natural or manmade disasters for which we are predominantly self-insured.

Risks Relating to Our Common Stock

There is currently no public trading market for our common stock and an active trading market for our common stock may not develop.

There is currently no public or other market for shares of our common stock. Although we intend to seek listing on a market, we may never become listed on a market or exchange and a liquid trading market for our common stock may not develop.

Even if our common stock becomes listed on a market, we cannot predict the extent to which investor interest in us will lead to the development of an active trading market on the market or how liquid that market might become. An active public market for our common stock may not develop or be sustained. If an active public market does not develop or is not sustained, it may be difficult for you to sell your shares of common stock at a price that is attractive to you, or at all.

We have a history of net losses and we expect to incur additional losses.

In each year since our inception we have incurred losses and have generated only $289,097 in revenue. For the -year ended December 31, 2017, net losses attributable to common stockholders aggregated $2,212,068 (2016-$551,529) and, at December 31, 2017, the Company’s accumulated deficit was $4,659,883. We expect to incur further losses in the development of our business. We cannot assure you that we can achieve profitable operations in any future period.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt as to our ability to continue as a going concern.

Although our consolidated financial statements have been prepared assuming we will continue as a going concern, our independent registered public accounting firm, in its report accompanying our consolidated financial statements as of and for the years ended December 31, 2017 and 2016, expressed substantial doubt as to our ability to continue as a going concern as of December 31, 2017, as a result of our operating losses since inception and because the Company expects to incur further losses in the development of our business. The inclusion of a going concern explanatory paragraph may make it more difficult for us to secure additional financing or enter into strategic relationships on terms acceptable to us, if at all, and may materially and adversely affect the terms of any financing that we may obtain.

We have no intention of declaring dividends in the foreseeable future.

The decision to pay cash dividends on our common stock rests with our board of directors and will depend on our earnings, unencumbered cash, capital requirements and financial condition. We do not anticipate declaring any dividends in the foreseeable future, as we intend to use any excess cash to fund our operations. Investors in our common stock should not expect to receive dividend income on their investment.

We may issue preferred stock in the future, and the terms of the preferred stock may reduce the value of our common stock.

Under the certificate of incorporation of the Company, our Board of Directors will be authorized to create and issue one or more additional series of preferred stock, and, with respect to each series, to determine number of shares constituting the series and the designations and the powers, preferences and rights, and the qualifications, limitations and restrictions thereof, which may include dividend rights, conversion or exchange rights, voting rights, redemption rights and terms and liquidation preferences, without stockholder approval. If we create and issue one or more additional series of preferred stock, it could affect your rights or reduce the value of our outstanding common stock. Our Board of Directors could, without stockholder approval, issue preferred stock with voting and other rights that could adversely affect the voting power of the holders of our common stock and which could have certain anti-takeover effects.

Special Meetings of our Stockholders may only be called by our Board of Directors or our CEO and as such, our stockholders do not have the ability to call a meeting.

Under our bylaws only our Board of Directors or CEO may call a special meeting of shareholders and as such, your ability to participate and take certain corporate actions like amending the Company’s certificate of incorporation or electing directors is limited.

We may be exposed to risks relating to evaluations of controls required by Sarbanes-Oxley Act of 2002.

Pursuant to Sarbanes-Oxley Act of 2002, our management will be required to report on, and our independent registered public accounting firm may in the future be required to attest to, the effectiveness of our internal control over financial reporting. Although we prepare our financial statements in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), our internal accounting controls may not meet all standards applicable to companies with publicly traded securities. If we fail to implement any required improvements to our disclosure controls and procedures, we may be obligated to report control deficiencies and our independent registered public accounting firm may not be able to certify the effectiveness of our internal controls over financial reporting. In either case, we could become subject to regulatory sanction or investigation. Further, these outcomes could damage investor confidence in the accuracy and reliability of our financial statements.

If our internal controls and accounting processes are insufficient, we may not detect in a timely manner misstatement that could occur in our financial statements in amounts that could be material.

As a public company, we will have to devote substantial efforts to the reporting obligations and internal controls required of a public company, which will result in substantial costs. A failure to properly meet these obligations could cause investors to lose confidence in us and have a negative impact on the market price of our shares. We expect to devote significant resources to the documentation, testing and continued improvement of our operational and financial systems for the foreseeable future. These improvements and efforts with respect to our accounting processes that we will need to continue to make may not be sufficient to ensure that we maintain adequate controls over our financial processes and reporting in the future. Any failure to implement required, new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations in the USA or result in misstatements in our financial statements in amounts that could be material. Insufficient internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our shares and may expose us to litigation risk.

As a public company, we will be required to document and test our internal control procedures to satisfy the requirements of Section 404 of Sarbanes-Oxley, which requires annual management assessments of the effectiveness of our internal control over financial reporting. During the course of our testing, we may identify deficiencies which we may not be able to remediate in time to meet our deadline for compliance with Section 404. We may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404. If we are unable to conclude that we have effective internal control over financial reporting, then investors could lose confidence in our reported financial information, which could have a negative effect on the trading price of our shares.

For as long as we are an “emerging growth company,” we will not be required to comply with certain reporting requirements, including those relating to accounting standards and disclosure about our executive compensation, that apply to some other public companies.

As an “emerging growth company” under the JOBS Act, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. We are an emerging growth company until the earliest of:

•	the last day of the fiscal year during which we have total annual gross revenues of $1 billion or more;

•	the last day of the fiscal year following the fifth anniversary of an offering; the date on which we have, during the previous 3-year period, issued more than $1 billion in non- convertible debt; or

•	the date on which we are deemed a “large accelerated filer” as defined under the federal securities laws.

For so long as we remain an “emerging growth company”, we will not be required to:

•	have an auditor report on our internal control over financial reporting pursuant to the Sarbanes- Oxley Act of 2002;

•

comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis);

•

submit certain executive compensation matters to shareholders advisory votes pursuant to the “say on frequency” and “say on pay” provisions (requiring a non-binding shareholder vote to approve compensation of certain executive officers) and the “say on golden parachute” provisions (requiring a non-binding shareholder vote to approve golden parachute arrangements for certain executive officers in connection with mergers and certain other business combinations) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010; and

•	include detailed compensation discussion and analysis in our filings under the Exchange Act and instead may provide a reduced level of disclosure concerning executive compensation.

In addition, the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period for complying with new or revised accounting standards. The Company has elected to opt out of this extended transition period for complying with new or revised accounting standards. This election is irrevocable.

Information Regarding Forward-Looking Statements

Statements in this Form 10-K may be “forward-looking statements.” Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those described above and those risks discussed from time to time in this prospectus, including the risks described under “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this prospectus and in other documents which we file with the SEC.

In addition, such statements could be affected by risks and uncertainties related to

•	our ability to raise funds for general corporate purposes and operations, including our clinical trials;
•	our ability to recruit qualified management and technical personnel;
•	our ability to complete successfully within our industry;
•	fluctuations in foreign currency exchange rates;
•	our ability to maintain and enhance our technological capabilities and to respond effectively to technological changes in our industry; and
•	our ability to protect our intellectual property, on which our business avoiding infringing the intellectual property rights of others;

Any forward-looking statements speak only as of the date on which they are made, and except as may be required under applicable securities laws, we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this prospectus.

If we fail to implement our business strategy, our financial performance and our growth could be materially and adversely affected.

Our future financial performance and success are dependent in large part upon our ability to implement our business strategy successfully. Implementation of our strategy will require effective management of our operational, financial and human resources and will place significant demands on those resources. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview for more information on our business strategy.

There are risks involved in pursuing our strategy, including the following:

·	Our employees, customers or investors may not embrace and support our strategy.

·	We may not be able to hire or retain the personnel necessary to manage our strategy effectively.

·	We may be unsuccessful in implementing improvements to operational efficiency and such efforts may not yield the intended result.

·	We may not be able to maintain cost savings achieved through restructuring efforts.

·	Strategic decisions with respect to our asset portfolio may result in impairments to our assets. See Item 1A. Risk Factors — We may record material charges against our earnings due to impairments to our assets.

·

Our ability to make strategic acquisitions depends on our ability to identify desirable acquisition targets, negotiate advantageous transactions despite competition for such opportunities, fund such acquisitions on favorable terms, obtain regulatory approvals and realize the benefits we expect from those transactions.

·

Acquisitions, investments and/or new service offerings may not increase our earnings in the timeframe anticipated, or at all, due to difficulties operating in new markets or providing new service offerings, failure of emerging technologies to perform as expected, failure to operate within budget, integration issues, or regulatory issues, among others.

·	Integration of acquisitions and/or new services offerings could increase our exposure to the risk of inadvertent noncompliance with applicable laws and regulations.

·	Liabilities associated with acquisitions, including ones that may exist only because of past operations of an acquired business, may prove to be more difficult or costly to address than anticipated.

·	Execution of our strategy, particularly growth through acquisitions, may cause us to incur substantial additional indebtedness, which may divert capital away from our traditional business operations and other financial plans.

·

We continue to seek to divest underperforming and non-strategic assets if we cannot improve their profitability. We may not be able to successfully negotiate the divestiture of underperforming and non-strategic operations, which could result in asset impairments or the continued operation of low-margin businesses.

In addition to the risks set forth above, implementation of our business strategy could also be affected by a number of factors beyond our control, such as increased competition, legal developments, government regulation, general economic conditions, increased operating costs or expenses and changes in industry trends. We may decide to alter or discontinue certain aspects of our business strategy at any time. If we are not able to implement our business strategy successfully, our long-term growth and profitability may be adversely affected. Even if we are able to implement some or all of the initiatives of our business strategy successfully, our operating results may not improve to the extent we anticipate, or at all.

Compliance with existing or increased future regulations and/or enforcement of such regulations may restrict or change our operations, increase our operating costs or require us to make additional capital expenditures, and a decrease in regulation may lower barriers to entry for our competitors.

Stringent government regulations at the federal, state, provincial and local level in the U.S. and Canada have a substantial impact on our business, and compliance with such regulations is costly. A large number of complex laws, rules, orders and interpretations govern environmental protection, health, safety, land use, zoning, transportation and related matters. Among other things, governmental regulations and enforcement actions may restrict our operations and adversely affect our financial condition, results of operations and cash flows by imposing conditions such as:

·	limitations on constructing a new waste transfer stations, recycling or processing facilities or on expanding existing facilities;

·	limitations, regulations or levies on collection and disposal prices, rates and volumes;

·	limitations or bans on disposal or transportation of out-of-state waste or certain categories of waste;

·	mandates regarding the management of solid waste, including requirements to recycle, divert or otherwise process certain waste, recycling and other streams; or

·	limitations or restrictions on the recycling, processing or transformation of waste, recycling and other streams.

We also have a significant financial obligation relating to closure, post-closure and environmental remediation at our existing facility. The obligation is supported by a letter of credit from PACE. Environmental regulatory changes could accelerate or increase such costs, requiring our expenditures to materially exceed our current letter of credit.

Our operations are subject to environmental, health and safety laws and regulations, as well as contractual obligations that may result in significant liabilities.

There is risk of incurring significant environmental liabilities in the acceptance, use and storage of waste materials. Under applicable environmental laws and regulations, we could be liable if our operations cause environmental damage to our property or to the property of other landowners, particularly as a result of the contamination of air, drinking water or soil. Under current law, we could also be held liable for damage caused by conditions that existed before we acquired our current facility. This risk is of particular concern as we execute our growth strategy, partially though acquisitions, because we may be unsuccessful in identifying and assessing potential liabilities during our due diligence investigations. Further, the counterparties in such transactions may be unable to perform their indemnification obligations owed to us. Additionally, we could be liable if we arrange for the transportation and acceptance at our facility of hazardous substances that cause environmental contamination, or if a predecessor owner made such arrangements and, under applicable law, we are treated as a successor to the prior owner. Any substantial liability for environmental damage could have a material adverse effect on our financial condition, results of operations and cash flows.

In the ordinary course of our business, we may in the future, become involved in legal and administrative proceedings relating to land use and environmental laws and regulations. These include proceedings in which:

·	agencies of federal, provincial or local governments seek to impose liability on us under applicable statutes, sometimes involving civil or criminal penalties for violations, or to revoke or deny renewal of a permit we need; and

·

local communities, citizen groups, landowners or governmental agencies oppose the issuance of a permit or approval we need, allege violations of the permits under which we operate or laws or regulations to which we are subject, or seek to impose liability on us for environmental damage.

We generally seek to work with the authorities or other persons involved in these proceedings to resolve any issues raised. If we are not successful, the adverse outcome of one or more of these proceedings could result in, among other things, material increases in our costs or liabilities as well as material charges for asset impairments.

General economic conditions can directly and adversely affect our revenues and our income from operations margins.

Our business is directly affected by changes in national and general economic factors that are outside of our control, including consumer confidence, interest rates and access to capital markets. A weak economy generally results in decreased consumer spending and decreases in volumes of waste generated, which decreases our revenues. In addition, we have a relatively high fixed-cost structure, which is difficult to quickly adjust to match shifting volume levels. Consumer uncertainty and the loss of consumer confidence may limit the number or amount of services requested by customers. Economic conditions may also limit our ability to implement our pricing strategy. For example, many of our contracts have price adjustment provisions that are tied to an index such as the Consumer Price Index, and our costs may increase in excess of the increase, if any, in the Consumer Price Index.

Some of our customers have suffered financial difficulties affecting their credit risk, which could negatively impact our operating results.

Many non-governmental customers have also suffered serious financial difficulties, including bankruptcy in some cases. Purchasers of our recycling commodities can be particularly vulnerable to financial difficulties in times of commodity price volatility. The inability of our customers to pay us in a timely manner or to pay increased rates, particularly large national accounts, could negatively affect our operating results.

We are increasingly dependent on technology in our operations and if our technology fails, our business could be adversely affected.

We may experience problems with the operation of our current information technology systems or the technology systems of third parties on which we rely, as well as the development and deployment of new information technology systems, that could adversely affect, or even temporarily disrupt, all or a portion of our operations until resolved. Inabilities and delays in implementing new systems can also affect our ability to realize projected or expected cost savings

Additionally, any systems failures could impede our ability to timely collect and report financial results in accordance with applicable laws and regulations.

A cybersecurity incident could negatively impact our business and our relationships with customers and expose us to litigation risk.

We use computers in substantially all aspects of our business operations. We also use mobile devices, social networking and other online activities to connect with our employees and our customers. Such uses give rise to cybersecurity risks, including security breach, espionage, system disruption, theft and inadvertent release of information. Our business involves the storage and transmission of numerous classes of sensitive and/or confidential information and intellectual property, including customers’ personal information, private information about employees, and financial and strategic information about the Company and its business partners. Further, as the Company pursues its strategy to grow through potential acquisitions and to pursue new initiatives that improve our operations and cost structure, the Company is also expanding and improving its information technologies, resulting in a larger technological presence and corresponding exposure to cybersecurity risk. If we fail to assess and identify cybersecurity risks associated with acquisitions and new initiatives, we may become increasingly vulnerable to such risks. Additionally, while we have implemented measures to prevent security breaches and cyber incidents, our preventative measures and incident response efforts may not be entirely effective. The theft, destruction, loss, misappropriation, or release of sensitive and/or confidential information or intellectual property, or interference with our information technology systems or the technology systems of third parties on which we rely, could result in business disruption, negative publicity, brand damage, violation of privacy laws, loss of customers, potential litigation and liability and competitive disadvantage.

Our business is subject to operational and safety risks, including the risk of personal injury to employees and others.

The operation of an organic composting facility involves risks such as truck accidents, equipment defects, malfunctions and failures.

Any of these risks could potentially result in injury or death of employees and others, a need to shut down or reduce operation of the facility, increased operating expense and exposure to liability for pollution and other environmental damage, and property damage or destruction.

While we seek to minimize our exposure to such risks through comprehensive training, compliance and response and recovery programs, as well as vehicle and equipment maintenance programs, if we were to incur substantial liabilities in excess of any applicable insurance, our business, results of operations and financial condition could be adversely affected. Any such incidents could also tarnish our reputation and reduce the value of our brand. Additionally, a major operational failure, even if suffered by a competitor, may bring enhanced scrutiny and regulation of our industry, with a corresponding increase in operating expense.

We have substantial financial assurance and insurance requirements and increases in the costs of obtaining adequate financial assurance, or the inadequacy of our insurance coverages, could negatively impact our liquidity and increase our liabilities.

The amount of insurance we are required to maintain for environmental liability is governed by statutory requirements. We believe that the cost for such insurance is high relative to the coverage it would provide and, therefore, our coverages are generally maintained at the minimum statutorily-required levels. We face the risk of incurring additional costs for environmental damage if our insurance coverage is ultimately inadequate to cover those damages. We also carry a broad range of other insurance coverages that are customary for a company our size. We use these programs to mitigate risk of loss, thereby enabling us to manage our self-insurance exposure associated with claims. The inability of our insurers to meet their commitments in a timely manner and the effect of significant claims or litigation against insurance companies may subject us to additional risks. To the extent our insurers are unable to meet their obligations, or our own obligations for claims are more than we estimated, there could be a material adverse effect to our financial results.

Our capital requirements and our business strategy could increase our expenses, cause us to change our growth and development plans, or result in an inability to maintain our desired credit profile.

If economic conditions or other risks and uncertainties cause a significant reduction in our cash flows from operations, we may reduce or suspend capital expenditures, growth and acquisition activity and implementation of our business strategy. We may choose to incur indebtedness to pay for these activities, although our access to capital markets is not assured and we may not be able to incur indebtedness at a cost that is consistent with current borrowing rates. We also may need to incur indebtedness to refinance scheduled debt maturities, and it is possible that the cost of financing could increase significantly, thereby increasing our expenses and increasing our net losses. Further, our ability to execute our financial strategy and our ability to incur indebtedness is somewhat dependent upon our ability to maintain investment grade credit ratings on our senior debt. The credit rating process is contingent upon our credit profile, as well as a number of other factors, many of which are beyond our control, including methodologies established and interpreted by third-party rating agencies. If we were unable to maintain our investment grade credit ratings in the future, our interest expense would increase and our ability to obtain financing on favorable terms could be adversely affected.

Additionally, we have $4,161,435 ($5,220,719 CAD) of debt as of December 31, 2017 that is exposed to changes in market interest rates within the next 12 months. In addition, as of December 31, 2017, we had a letter of credit outstanding of $220,662 ($276,831 CAD). If interest rates increase, our interest expense would also increase, increasing our net losses and decreasing our cash flow.

As of December 31, 2017, and the date of this filing, the Company did not have any revolving credit facility to support cash flow requirements. In the event of a default under our any of our credit facilities, term loan or obligations under capital lease, we could be required to immediately repay such debt under default, which we may not be able to do. Additionally, any such default could cause a default under many of our other credit agreements and debt instruments. Without waivers from lenders party to those agreements, and/or the availability of other financing, either debt or equity, any such default would have a material adverse effect on our ability to continue to operate.

The seasonal nature of our business, severe weather events and event driven special projects cause our results to fluctuate, and prior performance is not necessarily indicative of our future results.

Our operating revenues tend to be somewhat higher in summer months, primarily due to the higher construction and demolition waste volumes. The volumes of industrial and residential waste in certain regions where we operate also tend to increase during the summer months. Our second and third quarter revenues and results of operations typically reflect these seasonal trends.

Service disruptions caused by severe storms, extended periods of inclement weather or climate extremes resulting from climate change can significantly affect the operating results of the Areas affected. While weather-related and other event driven special projects can boost revenues through additional work for a limited time, as a result of significant start-up costs and other factors, such revenue will generate earnings at comparatively higher margins.

For these and other reasons, operating results in any interim period are not necessarily indicative of operating results for an entire year, and operating results for any historical period are not necessarily indicative of operating results for a future period. Our stock price may be negatively or positively impacted by interim variations in our results.

We may experience adverse impacts on our reported results of operations as a result of adopting new accounting standards or interpretations.

Our implementation of and compliance with changes in accounting rules, including new accounting rules and interpretations, could adversely affect our reported financial position or operating results or cause unanticipated fluctuations in our reported operating results in future periods.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal executive office is in Toronto, Ontario, Canada. We lease this property from an Ontario company controlled by the President of the Company, who is also a director. This lease expires on December 31, 2019. We also lease the land on which our organic composting facility is situated, near Belleville, Ontario, Canada. This lease expires on March 31, 2034 and has several renewal options of five years each.

We believe that our operating property, vehicle and equipment are adequately maintained and sufficient for our current operations. However, we expect to continue to make investments in additional property and equipment for expansion, for replacement of assets and to support our strategy of continuous improvement through efficiency and innovation. For more information, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included within this report.

Item 3. Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. We are not currently aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition, or operating results.

On December 15, 2017, the Company filed a motion record in the Ontario Superior Court of Justice against the Business Development Bank of Canada, the applicant and Astoria Organic Matters Ltd. and Astoria Organic Matters Canada LP, together, the respondents, in the amount of $602,129 ($755,400 CAD) in connection with the Company’s purchase of certain assets from the court appointed receiver for Astoria, BDO Canada Limited on September 15, 2017. The basis for the claim is for the Company’s costs to process biosolids stored onsite that amounted to more than 10 times the amount permitted to be stored by conditions in the Environmental Compliance Approval for the site. The processing costs are paid when the biosolids are received onsite. Costs to process are incurred over the 12 weeks it takes to incorporate the biosolids into a compost product.

Item 4. Mine Safety Disclosures.

The Company has no reporting to provide relative to information concerning mine safety and other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock is not currently listed nor trading on any stock exchange. The information below was derived from the audited Consolidated Financial Statements included within this report and in previous annual reports, including those we filed with the SEC. This information should be read together with those Consolidated Financial Statements and the notes thereto. These historical results are not necessarily indicative of the results to be expected in the future.

As of the date of this filing, there were seventy-five holders of record of our common stock. This does not include persons whose stock is in nominee or “street name” accounts through brokers.

There were no declared dividends in 2017 and 2016. Future decisions to pay cash dividends are at the discretion of our Board of Directors. It is our intention to retain any future profits for use in the development and expansion of our business and for general corporate purposes.

Unregistered Sales of Equity Securities and Use of Proceeds.

During the year ended December 31, 2017, the Company issued 3,264,121 common shares for net cash and non-cash proceeds of $1,575,43 for working capital and other purposes, as follows:

850,151 common shares for net cash proceeds of $497,374 at prices ranging from $0.29 to $1.00 per share.
529,970 common shares for the purchase of certain long-lived assets of $529,970 at a price of $1.00 per share.
1,620,000 common shares for financing purposes of $469,800 at a price of $0.29 per share.
115,000 common shares on the exercise of offer to acquire common shares for cash of $11,500 at a price of $0.10 per share.
149,000 common shares for various professional services, employees and directors’ compensation of $66,800 at prices ranging from $$0.29 to $1.00 per share.

The securities above were offered and sold pursuant to an exemption from the registration requirements under Section 4(a)(2) of the Securities Act since, among other things, the transactions did not involve a public offering.

Item 6. Selected Financial Data.

	Years Ended December 31,
	2017(a)	2016(a)	2015	2014	2013

Statement of Operations Data:
Operating revenues	$273,376	$15,721	$-	$-	$-
Other income	110,110	-	-	-	-
Consolidated net loss	2,212,481	551,529	1,279,054	60,677	16,995
Consolidated comprehensive loss	2,318,829	584,736	1,280,223	45,159	2,216
Basic and diluted loss per common share	0.06	0.02	0.04	0.00	0.00
Balance Sheet Data:
Working capital deficit	$2,238,911	$487,703	$262,070	$26,137	$222,766
Total assets	4,437,682	198,081	26,758	61,209	-
Long-term debt and obligations under capital lease including current portion	4,381,219	-	-	-	-
Total stockholders’ deficiency	720,338	485,153	258,733	26,137	222,766

________________________
(a) For more information see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This section includes a discussion of our results of operations for the years ended December 31, 2017. This discussion may contain forward-looking statements that anticipate results based on management’s plans that are subject to uncertainty. We discuss in more detail various factors that could cause actual results to differ materially from expectations in Item 1A. Risk Factors. The following discussion should be read considering those disclosures and together with the Consolidated Financial Statements and the notes thereto.

Overview

Our Company’s goals are targeted at serving our customers, our employees, the environment, the communities in which we work and our stockholders. Increasingly, customers want more of their waste materials recovered, while waste streams are becoming more complex, and our aim is to address the current needs, while anticipating the expanding and evolving needs of our customers.

CONSOLIDATED RESULTS OF OPERATIONS – FOR THE YEAR ENDED DECEMBER 31, 2017 COMPARED TO THE YEAR ENDED DECEMBER 31, 2016

	2017	2016
Revenue	$273,376	$15,721
Cost of sales	392,256	-
Operating expenses
Financing costs	882,153	-
Management fees	496,342	132,845
Professional fees	283,488	203,507
Interest expenses	168,900	14,532
Office and administration	120,987	44,066
Rent and occupancy	81,283	31,702
Insurance	74,906	13,774
Contribution to Advanced Water Technology Program	71,017	-
Directors compensation	27,110	-
Filing fees	19,296	6,452
Operations and maintenance	(21,771)	69,525
Engine repairs and other maintenance	-	50,847
Total operating expenses	2,203,711	567,250

Net loss before other income	(2,322,591)	(551,529)
Other income-insurance proceeds and gain on collection of trade receivables	110,110	-
Net loss	$(2,212,481)	$(551,529)

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

During the year, the Company generated $273,376 of revenue from its organic composting facility included in the asset purchase which closed on September 15, 2017, an increase of $257,655 over the prior year. The majority of the revenue from the organic composting facility relates to revenue from tipping fees charged for organic waste accepted at the facility and a small portion relating to the sale of organic compost processed at the site. In the prior year ended December 31, 2016, the Company generated $15,721 of revenue from its BioGrid Project. The BioGrid Project was terminated on November 4, 2016. Other income included insurance proceeds of $48,516 which represents the receipt of an insurance claim for the catastrophic engine failure in the Company’s BioGrid Project ($33,079) and business income loss ($15,437), submitted in the prior year. In addition, other income includes $61,594, representing a gain on the collection of accounts receivable over and above the purchase price on September 15, 2017, for the organic composting facility.

In the operation of the organic composting facility, the Company processes the organic waste received and produces the end product, organic compost. The cost of producing the organic compost totaled $392,256 for the year. The costs include equipment rental, deliver and repairs and maintenance, direct wages and benefits, depreciation, outside contractors and utilities. In addition, the Company estimated the inventory on hand at the end of the year for its screened organic compost to be $53,964.

Our operating expenses increased by $1,636,461 from $567,250 for the year ended December 31, 2016 to $2,203,711 for the year ended December 31, 2017. This was primarily due to increases in financing fees, management fees, interest expense and the contribution to the advanced water technology program, along with other expenses noted below.

Financing fees in the amount of $882,153 were incurred in the current year, with no comparative amount in the prior year, in connection with the PACE financing. Included in the financing fees was the issuance of 1,620,000 common shares of the Company, determined to be valued at $469,800 and $300,000 cash to agents for their services in assisting in establishing the PACE financing. The Company incurred management fees of $496,342 for the year ended December 31, 2017, an increase of $363,497 over the prior year amount of $132,845. The current management fees include $330,000 on the granting of RSUs for the CEO. The balance of the increase in management fees in the amount of $33,497 is due to the impact of the contract with the VPCD, which included two months in the prior year (November and December) and a full twelve months in the current year, before expiring on December 31, 2017.

During the year, the Company incurred interest expense of $168,900, an increase of $154,368 over the year ended December 31, 2016 amount of $14,532. The current year’s interest includes interest on the PACE credit facilities and term loan of $151,644, interest on the obligations under capital lease of $2,200 and interest on the Travellers’ loan of $15,056. In the prior year, the interest of $14,532 related to the Travellers loan. During the year, the Company made a contribution of $71,017 to the Advanced Water Technology Program (“AWT”). The Company is a partner in business led collaboration in the water sector, a program known as AWT. This program is administered by the Southern Ontario Water Consortium to assist small and medium sized business in the Province of Ontario, Canada, leverage world-class research facility and academic expertise to develop and demonstrate water technologies for successful introduction to market.

In addition to the increased operating expenses noted above in comparison to the prior year, the Company also experienced increases in expenses relating to professional fees, rent and occupancy, insurance, office and administration and filing fees, compared to the prior year, as follows:

Professional fees increased by $79,981, from $203,507 in the year ended December 31, 2016 to $283,488 for the year ended December 31, 2017. Professional fees include audit and accounting fees, legal fees and consulting fees. With the Company’s registration statement with the SEC becoming effective May 23, 2017, the Company incurred quarterly accounting fees for the reviews carried out by the Company’s independent registered public accounting firm in connection with the filings with the SEC on Form 10-Q. Audit and accounting fees increased by $29,374 during the year compared to the prior year. Additional legal fees were incurred during the year, increasing by $79,552 during the year compared to the prior year, primarily the result of additional legal services for the Company’s registration and for the review of the Company filings with the SEC and legal services provided by two law firms in connection with the Company’s claim it launched against a third party, in connection with the purchase of certain assets of the organic composting facility on September 15, 2017. These professional fees were offset by lower consulting fees in the amount of $28,945 compared to the prior year, due primarily to the expiry of a contract with an individual for networking, introductory and sales services.

Rent and occupancy increased by $49,581, from $31,702 in the year ended December 31, 2016 to $81,283 for the year ended December 31, 2017, due to an increase in the rent and occupancy costs for the Company’s office premises of $31,521 and the new rent and occupancy costs for the Company’s organic composting facility which amounted to $18,060.

Insurance expense increased by $61,132, from $13,774 in the year ended December 31, 2016 to $74,906 for the year ended December 31, 2017, due to premiums for the Company’s new directors’ and officers’ liability and the insurance for the Company’s office premises and for the general and liability insurance (including pollution coverage) for the Company’s new organic composting facility. Included in this year’s insurance expense was a total of $17,318 for continued coverage on the Company’s BioGrid Project from the prior year. The Company was required to continue to pay for this coverage until the claim for damages (catastrophic engine failure and business interruption) was filed and finalized. As noted above, the Company received an insurance settlement for damages and business interruption of $48,516.

Office and administration expenses increased by $76,921, from $44,066 in the year ended December 31, 2016 to $120,987 for the year ended December 31, 2017, primarily due to the new operations of the organic composting facility, including technical training for the staff and for the new salary earned by the accounting and office manager in the Toronto office, effective February 1, 2017, who was previously on contract as a bookkeeper and administrative assistant. Also included is compensation to a current and a new employee on the issuance of common shares determined to be valued at $1,450 and $4,000, respectively.

Directors compensation increased by $27,110 in the current year, with no comparative amount in the prior year and includes such compensation in the form of the issuance of common shares determined to be valued at $24,800 in total and fees charged by the audit committee chairperson in the amount of $2,310.

Filing fees increased by $12,844, from $6,452 in the year ended December 31, 2016 to $19,296 for the year ended December 31, 2017, primarily due to an increase in press releases and filings.

In the prior year, operations and maintenance expenses and engine repairs and other maintenance related to the Company’s BioGrid Project, whose operations were terminated on November 4, 2016.

Critical Accounting Estimates and Assumptions

Use of estimates

The preparation of the Company’s consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future. The Company regularly evaluates estimates and assumptions. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. Areas involving significant estimates and assumptions include: the allowance for doubtful accounts, inventory valuation, useful lives of long-lived and intangible assets, impairments of long-lived and intangible assets, valuation of asset acquisition, accruals, deferred income tax assets and related valuation allowance, accruals, environmental remediation costs and stock-based compensation. Actual results could differ from these estimates. These estimates are reviewed periodically and as adjustments become necessary, they are reported in earnings in the period in which they become available.

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

Long-Lived Asset Impairments

We assess our long-lived assets for impairment as required under the applicable accounting standards. If necessary, impairments are recorded in (income) expense from divestitures, asset impairments and unusual items, net in our Consolidated Statements of Operations and Comprehensive Loss.

Indefinite-Lived Intangible Assets — At least annually, and more frequently if warranted, we assess the indefinite-lived intangible assets, including the goodwill of our reporting units for impairment using Level 3 inputs.

Liquidity and Capital Resources

As of December 31, 2017, the Company had a cash balance of $126,117 (December 31, 2016-$1,774) and current debt obligations in the amount of $2,664,905 (December 31, 2016-$683,234). As at December 31, 2017, the Company had a working capital deficit of $2,238,911 (December 31, 2016-$487,703). The Company does not currently have sufficient funds to satisfy the current debt obligations. Should the Company’s creditors seek or demand payment, the Company does not have the resources to pay or satisfy any such claims currently. Subsequent to the end of the year, the due dates on two of the Company’s credit facilities was extended by twelve months to February 2019. The impact of this was to reduce the long-term debt repayable in 2018 by $857,787 and increasing the long-term debt repayable in 2019 by $857,787. In addition, on April 4, 2018, the Company paid its overdue monthly principal and interest instalments on the PACE corporate term loan which were due February 13 and March 13, 2018, in the amount of $120,464 ($151,128), from a new loan provided by Travellers on April 3, 2018 in the amount of $159,420 ($200,000 CAD). The loan is due on demand, unsecured and bears interest at the rate of 12% per annum. On April 6, 2018, PACE agreed to permit the Company to resume the payment of its principal and interest instalments on the corporate term loan on July 13, 2018, including accrued interest.  And, on April 11, 2018, three directors of the Company, each loaned the Company $19,928 ($25,000 CAD). The loans bear interest at the rate of 12% per annum, are due on demand, unsecured and are to be used for operations.

The Company’s total assets at December 31, 2017 were $4,437,682 and total current liabilities were $2,664,905. Significant losses from operations have been incurred since inception and there is an accumulated deficit of $4,660,296 as of December 31, 2017. Continuation as a going concern is dependent upon generating significant new revenue and generating external capital and securing debt to achieve profitable operations while maintaining current fixed expense levels.

To pay current debt obligations and to fund any future operations, the Company requires significant new funds, which the Company may not be able to obtain. In addition to the funds required to liquidate the $2,664,905 in current debt obligations, the Company estimates that approximately $5,000,000 must be raised to fund capital requirements and general corporate expenses for the next 12 months.

In the normal course of business, we are exposed to market risks, including changes in interest rates, certain commodity prices and Canadian currency rates. The Company does not use derivatives to manage these risks.

Interest Rate Exposure — Our exposure to market risk for changes in interest rates relates primarily to our financing activities. We have $4,161,435 ($5,220,719 CAD) of debt that is exposed to changes in market interest rates within the next 12 months. We currently estimate that a 100-basis point increase in the interest rates of our outstanding variable-rate debt obligations would increase our 2018 interest expense by approximately $42,000.

Our remaining outstanding debt obligations have fixed interest rates through the scheduled maturity of the debt. The fair value of our fixed-rate debt obligations would not be expected to increase or decrease significantly if market interest rates change.

Commodity Price Exposure — In the normal course of our business, we are subject to operating agreements that expose us to market risks arising from changes in the prices for commodities such as diesel fuel, propane, and electricity. We attempt to manage these risks through operational strategies that focus on capturing our costs in the prices we charge our customers for the services provided. Accordingly, as the market prices for these commodities increase or decrease, our revenues may also increase or decrease.

Currency Rate Exposure — Our operations are currently in Ontario, Canada. Where significant, we have quantified and described the impact of foreign currency translation on components of income, including operating revenue and operating expenses. However, the impact of foreign currency has not materially affected our results of operations.

Summary of Cash and Debt Obligations

The following is a summary of our cash and cash equivalents and debt balances as of December 31:

	2017	2016
Cash	$126,117	$1,774
Debt:
Current portion	$1,888,104	$-
Long-term portion	2,493,115	-
Total debt	$4,381,219	$-

We use long-term borrowings in addition to the cash we generate from operations as part of our overall financial strategy to support and grow our business. The components of our borrowings as of December 31, 2017 are described in notes 10 and 11 to the Consolidated Financial Statements.

Changes in our outstanding debt balances from December 31, 2016 to December 31, 2017 were primarily attributable to (i) net debt borrowings of $4,232,815 ($5,496,448) and (ii) the impacts of other non-cash changes in our debt balances due to foreign currency translation.

In addition, the Company has debt obligations to Travellers of $15,942 ($20,000 CAD) at December 31, 2017. Details of this borrowing is described in Note 12 to the Consolidated Financial Statements. The balance was paid in full with accrued interest subsequent to the end of the year, with the final payment being made on April 3, 2018. On April 3, 2018, Travellers provided the Company with a new loan in the amount of $159,420 ($200,000 CAD). The loan is due on demand is unsecured and bears interest at the rate of 12% annually. On April 4, 2018, a portion of the funds provided by Travellers, were used to pay the Company’s overdue monthly principal and interest instalments on the PACE corporate term loan which were due February 13 and March 13, 2018, in the amount of $120,464 ($151,128).

On April 11, 2018, three directors of the Company, each loaned the Company $19,928 ($25,000 CAD). The loans bear interest at the rate of 12% per annum, are due on demand, unsecured and are to be used for operations.

As of December 31, 2017, the current portions of our long-term debt balance and our obligations under capital lease were $1,828,900 ($2,294,442 CAD) and $59,204 ($74,274 CAD) respectively of $1,888,104 ($2,368,717 CAD) in total includes (i) $1,326,013 ($1,663,547 CAD) of short-term borrowings and obligations under capital lease and (ii) $562,091 ($705,170 CAD) of long-term debt and obligations under capital lease with scheduled maturities within the next 12 months.

In addition, at December 31, 2017, we have an outstanding letter of credit prepared by PACE, in the amount of $220,662 ($276,831 CAD), in favor of the MOECC. The letter of credit is a requirement of the MOECC and is in connection with the financial assurance provided by the Company, for it to be in compliance with the MOECCs environmental objectives. The MOECC regularly evaluates the Company’s organic composting facility to ensure compliance is adhered to and the letter of credit is subject to change by the MOECC. As of December 31, 2017 and the date of this filing, the MOECC has not drawn on this letter of credit.

Summary of Cash Flow Activity

The following is a summary of our cash flows for the years ended December 31:

	2017	2016
Net cash used in operating activities (a)	$(1,067,852)	$(330,090)
Net cash used in investing activities (b)	$(3,219,193)	$(150,960)
Net cash provided by financing activities (c)	$4,481,442	$510,143
___________________________

(a)	Net Cash Used in Operating Activities — The most significant items affecting the comparison of our operating cash flows in 2017 as compared with 2016 are summarized below:

·	Increase in Net Loss — Our loss from operations, excluding depreciation and amortization, increased by $1,568,002 in 2017, principally driven by higher cost of sales and operating expenses.

·	Changes in Assets and Liabilities — Our net cash used in operating activities was impacted by changes in assets and liabilities.

(b)	Net Cash Used in Investing Activities — The most significant items affecting the comparison of our investing cash flows for the periods presented are summarized below:

·

Capital Expenditures — We purchased long-lived assets of $3,053,274 ($3,964,776 CAD), intangible assets of $140,697 ($182,700 CAD) and accounts receivable of $140,737 ($182,752 CAD) in 2017 on the acquisition of certain assets of Astoria on September 15, 2017. There were no such purchases in 2016. In addition, the Company generated $154,020 in 2017 on the disposal of a term deposit.

(c)	Net Cash Provided by Financing Activities — The most significant items affecting the comparison of our financing cash flows for the periods presented are summarized below:

·

Debt Borrowings (Repayments) — The Company’s net borrowing increased by $3,998,835 ($5,192,618 CAD) in 2017 with no comparable amount in 2016. The borrowings were used for the purchase of certain assets of Astoria, noted above and for operations. The Company also used cash to reduce its loans payable to related parties on a net basis of $209,467 ($272,000 CAD), compared to generating cash on an increase in loans payable to related parties on a net basis of $158,508 ($210,000 CAD) in the prior year. The Company also generated cash of $513,874 from the proceeds of private placements in 2017, an increase of $156,243 over 2016. Furthermore, the Company received funds on subscriptions payable proceeds in the amount of $178,200 in 2017, with no comparable amount in 2016.

Refer to Notes 10 and 11 to the Consolidated Financial Statements for additional information related to our debt borrowings and repayments.

Summary of Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 31, 2017 and the anticipated effect of these obligations on our liquidity in future years (in millions):

	2018	2019	2020	2021	2022	Thereafter	Total
Contractual Obligations:

Long-term debt and obligations under capital lease (a)	$1,888,104	$603,867	$652,573	$715,031	$521,644	$-	$4,381,219

Consulting agreements (b)	330,231	301,533	-	-	-	-	631,764

Premises lease-Toronto office (b)	47,832	57,396	-	-	-	-	105,228
Land lease-Roslin (b)	28,692	28,692	28,692	28,692	28,692	322,785	466,245
AWT Program (b)	39,116	-	-	-	-	-	39,116
Anticipated liquidity impact as of December 31, 2017	$2,333,975	$991,488	$681,265	$743,723	$550,336	$322,785	$5,623,572
_________________________________________

(a)

These amounts represent the scheduled principal payments related to our long-term debt and obligations under capital lease, excluding interest. Subsequent to the year-end, the due dates on two of the credit facilities under long-term debt were extended by one year to February 2019.

Refer to notes 10 and 11 to the Consolidated Financial Statements for additional information on our long-term debt and obligations under capital lease.

(b)	Refer to Note 15 to the Consolidated Financial Statements for additional information on our commitments.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Going Concern

The consolidated financial statements have been prepared in accordance with US GAAP, which assumes that the Company will be able to meet its obligations and continue its operations for the next twelve months.

As at December 31, 2017, the Company had a working capital deficit of $2,238,911 (December 31, 2016-$487,703), incurred a net loss of $2,212,481 (2016-$551,529) for the year and had an accumulated deficit of $4,660,296 (December 31, 2016-$2,447,815) and expects to incur further losses in the development of its business. These factors cast substantial doubt as to the Company’s ability to continue as a going concern, which is dependent upon its ability to obtain the necessary financing to further the development of its business, satisfy its obligations to PACE and upon achieving profitable operations. Management believes that the Company will be able to obtain the necessary funding by equity or debt; however, there is no assurance of funding being available or available on acceptable terms. Realization values may be substantially different from carrying values as shown.

Subsequent to the year-end, on February 15, 2018, the Company obtained one-year extensions on two of its credit facilities with PACE from February 2, 2018 and February 4, 2018 to February 2, 2019 and February 4, 2019, respectively. Furthermore, on April 4, 2018, the Company paid its overdue monthly principal and interest instalments on its corporate term loan with PACE, which were due February 13 and March 13, 2018. On April 6, 2018, PACE agreed to permit the Company to defer the April, May and June principal and interest instalments on the corporate term loan, with interest continuing to accrue during this period.

These consolidated financial statements do not include any adjustments to reflect the future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result if the Company was unable to continue as a going concern.

Recent Accounting Pronouncements

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

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash”. This ASU requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents are to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This guidance is to be effective for the Company as of March 1, 2018 and requires a retrospective transition method. The Company has evaluated the impact of its pending adoption of ASU 2016-18 and does not expect that this guidance will have a significant impact on its financial statements.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” and issued subsequent amendments to the initial guidance in August 2015, March 2016, April 2016, May 2016 and December 2016, within ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-12, ASU 2016-20 and ASU 2017-13 respectively (ASU 2014-09, ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-12, ASU 2016-20, and ASU 2017-13, collectively, “Topic 606”). Topic 606 supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of Topic 606 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. Topic 606 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. These estimates include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation, among others. The guidance is effective for fiscal and interim periods beginning on or after December 15, 2017, using either of two methods: (1) retrospective application of Topic 606 to each prior reporting period presented with the option to elect certain practical expedients as defined within Topic 606 or (2) retrospective application of Topic 606 with the cumulative effect of initially applying Topic 606 recognized at the date of initial application and providing certain additional disclosures as defined per Topic 606. The Company has evaluated the impact of its pending adoption of Topic 606 and does not expect that this guidance will have a significant impact on its financial statements.

New Accounting Policies

During the year ended December 31, 2017, the Company adopted the following significant accounting policies:

Business Combinations

The Company has chosen to early adopt Audit Standards update No. 2017-01 (“ASU 2017-01”), which clarifies the definition of a business, with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.

Intangible Assets

Intangible assets includes a technology license, which is stated at cost less accumulated amortization and is amortized on a straight-line basis over the useful life, which is the contract term of five years plus the renewal option of five years. Intangible assets also include environmental compliance approvals, which are stated at cost, have an indefinite useful life and are not amortized until their useful lives are determined to be no longer indefinite. The Company evaluates the intangible assets for permanent impairment when triggering events are identified and whether events and circumstances continue to support the indefinite useful life.

Long-lived Assets

The Company introduced several new classes of long-lived assets, all of which are depreciated on a straight-line basis as follows: composting buildings-term of lease, which expires March 31, 2034; Gore cover system-10%; machinery and equipment, including under capital lease-30%; computer software-50%; officer trailer-30%; driveway and paving-8%; automotive equipment-30% and signage-20%.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable

Item 8. Financial Statements and Supplementary Data.

SUSGLOBAL ENERGY CORP.
CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2017 and 2016

(Expressed in United States Dollars)

SF PARTNERSHIP
Advisory. Tax. Audit.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of SusGlobal Energy Corp.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SusGlobal Energy Corp. (the "Company") as of December 31, 2017 and 2016, and the related consolidated statements of operations and comprehensive loss, stockholders' deficiency, and cash flows for each of the two years in the period ended December 31, 2017 and related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2017 and 2016 and the consolidated results of its operations and its cash flows for the years ended December 31, 2017 and 2016, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has experienced operating losses since inception and expects to incur further losses in the development of its business. These conditions, along with other matters as set forth in Note 2, raise substantial doubt about Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

SF Partnership, LLP

SF Partnership, LLP
We have served as the Company's auditors since 2014.

Toronto, Canada
April 16, 2018

SF Partnership, LLP Chartered Accountants
4950 Yonge Street, Suite 400 Toronto Ontario Canada M2N 6K1 | T 416.250.1212 | F 416.250.1225 | www.sfgroup.ca
Independent Member of BKR International

SusGlobal Energy Corp.
Consolidated Balance Sheets
As at December 31, 2017 and 2016

	2017	2016
ASSETS
Current Assets
Cash	$126,117	$1,774
Term deposit	-	148,960
Trade receivables (note 6)	192,194	25,211
Inventory	53,964	-
Prepaid expenses and deposit	53,719	19,586

Total Current Assets	425,994	195,531

Intangible Assets (note 7)	147,100	1,670

Long-lived Assets, net (note 8)	3,864,588	880
Total Assets	$4,437,682	$198,081

LIABILITIES AND STOCKHOLDERS’
DEFICIENCY
Current Liabilities
Accounts payable (note 9)	$413,442	$292,595
Accrued liabilities (note 9)	347,417	173,157
Current portion of long-term debt (note 10)	1,828,900	-
Current portion of obligations under capital lease (note 11)	59,204	-
Loans payable to related party (note 12)	15,942	217,482

Total Current Liabilities	2,664,905	683,234

Long-Term Liabilities
Long-term debt (note 10)	2,332,535	-
Obligations under capital lease (note 11)	160,580	-
Total Long-term Liabilities	2,493,115	-
Total Liabilities	5,158,020	683,234
Stockholders’ Deficiency
Preferred stock, $.0001 par value, 10,000,000 authorized, none issued and outstanding
Common stock, $.0001 par value, 150,000,000 authorized, 37,393,031 (2016-34,128,910) shares issued and outstanding (note 13)	3,576,111	2,004,407
Additional paid-in capital	3,740	-
Subscriptions payable	178,200	-
Stock compensation reserve	330,000	-
Accumulated deficit	(4,660,296)	(2,447,815)
Accumulated other comprehensive loss	(148,093)	(41,745)

Stockholders’ deficiency	(720,338)	(485,153)

Total Liabilities and Stockholders’ Deficiency	$4,437,682	$198,081

Going concern (note 2)
Commitments (note 15)

The accompanying notes are an integral part of these consolidated financial statements.

SusGlobal Energy Corp.
Consolidated Statements of Operations and Comprehensive Loss
For the years ended December 31, 2017 and 2016

	2017	2016

Revenue	$273,376	$15,721

Cost of Sales

Opening inventory	-	-
Equipment rental, deliver and repairs and maintenance	165,082	-
Depreciation	92,592	-
Wages and benefits	83,307	-
Outside contractors	74,185	-
Utilities	31,054	-
	446,220	-
Less: closing inventory	(53,964)	-
Total cost of sales	392,256

Operating expenses

Financing costs (note 10)	882,153	-
Management fees (note 9)	496,342	132,845
Professional fees	283,488	203,507
Interest expense	168,900	14,532
Office and administration	120,987	44,066
Rent and occupancy (note 9)	81,283	31,702
Insurance	74,906	13,774
Contribution to Advanced Water Technology Program (note 15 (c))	71,017	-
Directors compensation	27,110
Filing fees	19,296	6,452
Operations and maintenance	(21,771)	69,525
Engine repairs and other maintenance	-	50,847
Total operating expenses	2,203,711	567,250

Net loss before other income	(2,322,591)	(551,529)
Other income-insurance proceeds and gain on collection of trade receivables (note 6)	110,110	-
Loss before income taxes	(2,212,481)	(551,529)
Provision for income taxes (note 14)	-	-
Net loss	(2,212,481)	(551,529)
Other comprehensive loss
Foreign exchange loss	(106,348)	(33,207)

Comprehensive loss	$(2,318,829)	$(584,736)

Net loss per share-basic and diluted	$(0.06)	$(0.02)

Weighted average number of common shares outstanding- basic and diluted	36,471,218	32,849,183

The accompanying notes are an integral part of these consolidated financial statements.

SusGlobal Energy Corp.
Consolidated Statements of Changes in Stockholders’ Deficiency
For the years ended December 31, 2017 and 2016

	Number of	Common	Additional Paid-	Share	Stock	Accumulated	Accumulated Other	Stockholders’
	Shares	Shares	in Capital	Subscriptions	Compensation	Deficit	Comprehensive	Deficiency
				Payable	Reserve		Loss

Balance – December 31, 2015	31,547,346	$1,646,091	$-	$-	$-	$(1,896,286)	$(8,538)	$(258,733)
Shares issued on private placement, net of share issue costs	2,581,564	358,316	-	-	-	-	-	358,316
Other comprehensive loss	-	-	-	-	-	-	(33,207)	(33,207)
Net loss	-	-	-	-	-	(551,529)	-	(551,529)
Balance – December 31, 2016	34,128,910	$2,004,407	$-	$-	$-	$(2,447,815)	$(41,745)	$(485,153)
Shares issued to directors	40,000	11,600	-	-	-	-	-	11,600
Shares issued to employee	5,000	1,450	-	-	-	-	-	1,450
Shares issued for consulting services	15,000	4,950	-	-	-	-	-	4,950
Shares issued on exercise of offer to acquire shares	115,000	11,500	-	-	-	-	-	11,500
Shares issued to agents on financing	1,620,000	469,800	-	-	-	-	-	469,800
Shares issued on private placement, net of share issue costs	329,176	98,048	-	-	-	-	-	98,048
Reallocation between common shares and additional paid-in capital	-	(2,598,130)	2,598,130	-	-	-	-	-
Shares issued to directors	40,000	4	13,196	-	-	-	-	13,200
Shares issued as compensation for director nomination	20,000	2	6,598	-	-	-	-	6,600
Shares issued to employee	4,000	1	3,999	-	-	-	-	4,000
Shares issued for consulting services	20,000	2	19,998	-	-	-	-	20,000
Shares issued for private placement compensation	5,000	1	4,999	-	-	-	-	5,000
Shares issued on acquisition of assets	529,970	53	529,917					529,970
Shares issued on private placement, net of share issue costs	520,975	52	399,274	-	-	-	-	399,326
Stock compensation expensed on vesting of stock award	-	-	-	-	330,000	-	-	330,000
Proceeds received on shares yet to be issued	-	-	-	178,200	-	-	-	178,200
Other comprehensive loss	-	-	-	-	-	-	(106.348)	(106,348)
Net loss	-	-	-	-	-	(2,212,481)	-	(2,212,481)
Balance – December 31, 2017	37,393,031	$3,740	$3,576,111	$178,200	$330,000	$(4,660,296)	$(148,093)	$(720,338)

The accompanying notes are an integral part of these consolidated financial statements.

SusGlobal Energy Corp.
Consolidated Statements of Cash Flows
For the years ended December 31, 2017 and 2016

	2017	2016

Cash flows from operating activities
Net loss	$(2,212,481)	$(551,529)
Adjustments for:
Depreciation	93,476	546
Amortization of intangible asset	200	180
Non-cash financing and professional fees	501,350	-
Stock-based compensation	360,250	-
Changes in non-cash working capital:
Trade receivables	(18,879)	(16,177)
Inventory	(52,136)	-
Prepaid expenses and deposit	6,856	(4,753)
Accounts payable	96,902	179,487
Accrued liabilities	156,610	62,156
Net cash used in operating activities	(1,067,852)	(330,090)

Cash flows from investing activities
Disposal (purchase) of term deposit	154,020	(150,960)
Purchase of accounts receivable	(140,737)	-
Purchase of deposit	(38,505)	-
Purchase of intangible assets	(140,697)	-
Purchase of long-lived assets	(3,053,274)	-
Net cash used in investing activities	(3,219,193)	(150,960)

Cash flows from financing activities
Bank indebtedness	-	(5,996)
Advances on long-term debt	4,580,564	-
Repayment of long-term debt	(560,089)	-
Repayment of obligations under capital lease	(21,640)	-
Advances from loans payable to related parties	38,505	212,476
Repayments of loans payable to related parties	(247,972)	(53,968)
Private placement proceeds (net of cash share issue costs)	513,874	357,631
Subscriptions payable proceeds (net of cash share issue costs)	178,200	-
Net cash provided by financing activities	4,481,442	510,143

Effect of exchange rate on cash	(70,054)	(27,319)
Increase in cash	124,343	1,774
Cash-beginning of year	1,774	-
Cash-end of year	$126,117	$1,774

Supplemental Cash Flow Disclosures:

Interest paid	$134,936	$-
Income taxes paid	-	-
(i)	Refer to note 11, obligations under capital lease, for details on the non-cash purchase of certain long-lived assets
(ii)	Refer to note 13, capital stock, for details on the issuance of capital stock, for the purchase of certain long-lived assets

The accompanying notes are an integral part of these consolidated financial statements.

SusGlobal Energy Corp.
Notes to the Consolidated Financial Statements
December 31, 2017 and 2016

1. Nature of Business and Basis of Presentation

SusGlobal Energy Corp. (“SusGlobal”) was formed by articles of amalgamation on December 3, 2014, in the Province of Ontario, Canada and its executive office is in Toronto, Ontario, Canada. SusGlobal, a company in the start-up stages and Commandcredit Corp. (“Commandcredit”), an inactive Canadian public company, amalgamated to continue business under the name of SusGlobal Energy Corp.

On May 23, 2017, SusGlobal filed an Application for Authorization to continue in another Jurisdiction with the Ministry of Government Services in Ontario and a certificate of corporate domestication and certificate of incorporation with the Secretary of State of the State of Delaware under which it changed its jurisdiction of incorporation from Ontario to the State of Delaware (the “Domestication”). In connection with the Domestication each of the currently issued and outstanding common shares were automatically converted on a one-for-one basis into common shares compliant with the laws of the state of Delaware (the “Shares”). As a result of the Domestication, pursuant to Section 388 of the General Corporation Law of the State of Delaware (the “DGCL”), SusGlobal continued its existence under the DGCL as a corporation incorporated in the State of Delaware. The business, assets and liabilities of SusGlobal and its subsidiaries on a consolidated basis, as well as its principal location and fiscal year, were the same immediately after the Domestication as they were immediately prior to the Domestication. SusGlobal filed a Registration Statement on Form S-4 to register the Shares and this registration statement was declared effective by the Securities and Exchange Commission on May, 23, 2017.

SusGlobal is a renewable energy company focused on acquiring, developing and monetizing a global portfolio of proprietary technologies in the waste to energy application.

On September 15, 2017, the Company purchased certain assets from the court appointed receiver, BDO Canada Limited (“BDO”), of Astoria Organic Matters Ltd. and Astoria Organic Matters Canada LP (together “Astoria”). During the bidding process and negotiations with BDO, the Company was in the process of issuing shares through a 506(c)- general solicitation offering at $5 per share and that was the price agreed upon with BDO. The Company could not timely market the offering and as a result terminated this offering but continued to pursue private placements with accredited investors at $5 per share. To date, the Company was only able to raise funds at $1 per share. As a result of this new information obtained during the fourth quarter of 2017 and based upon the relevant factors related to this matter, the Company revalued the assets acquired to reflect a share price of $1 per share.

These consolidated financial statements of SusGlobal and its wholly-owned subsidiaries, SusGlobal Energy Canada Corp., SusGlobal Energy Canada I Ltd. and SusGlobal Energy Belleville Ltd. (“SGECI”) (together, the “Company”), have been prepared following generally accepted accounting principles in the United States (“US GAAP”), and are expressed in United States Dollars. The Company’s functional currency is the Canadian Dollar (“CAD”). In the opinion of management, all adjustments necessary for a fair presentation have been included.

2. Going Concern

The consolidated financial statements have been prepared in accordance with US GAAP, which assumes that the Company will be able to meet its obligations and continue its operations for the next twelve months.

As at December 31, 2017, the Company had a working capital deficit of $2,238,911 (December 31, 2016-$487,703), incurred a net loss of $2,212,481 (2016-$551,529) for the year and had an accumulated deficit of $4,660,296 (December 31, 2016-$2,447,815) and expects to incur further losses in the development of its business. These factors cast substantial doubt as to the Company’s ability to continue as a going concern, which is dependent upon its ability to obtain the necessary financing to further the development of its business, satisfy its obligations to PACE and upon achieving profitable operations. Management believes that the Company will be able to obtain the necessary funding by equity or debt; however, there is no assurance of funding being available or available on acceptable terms. Realization values may be substantially different from carrying values as shown.

Subsequent to the year-end, on February 15, 2018, the Company obtained one-year extensions on two of its credit facilities with PACE Savings and Credit Union Limited (“PACE”) from February 2, 2018 and February 4, 2018 to February 2, 2019 and February 4, 2019, respectively. Furthermore, on April 4, 2018, the Company paid its overdue monthly principal and interest instalments on its corporate term loan with PACE, which were due February 13 and March 13, 2018. On April 6, 2018, PACE agreed to permit the Company to defer the April, May and June principal and interest instalments on the corporate term loan, with interest continuing to accrue during this period.

These consolidated financial statements do not include any adjustments to reflect the future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result if the Company was unable to continue as a going concern.

SusGlobal Energy Corp.
Notes to the Consolidated Financial Statements
December 31, 2017 and 2016

3. Significant Accounting Policies

a)	Principles of consolidation

The consolidated financial statements include the accounts of SusGlobal and its wholly-owned subsidiaries, SusGlobal Energy Canada Corp., incorporated on December 14, 2015, SusGlobal Energy Canada I Ltd., incorporated on December 15, 2015 and SusGlobal Energy Belleville Ltd., incorporated on July 27, 2017. All significant inter-company balances and transactions have been eliminated on consolidation.

b)	Business combinations

The Company has chosen to early adopt Audit Standards update No. 2017-01 (“ASU 2017-01”), which clarifies the definition of a business, with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.

c)	Use of estimates

 The preparation of the Company’s consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future. The Company regularly evaluates estimates and assumptions. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. Areas involving significant estimates and assumptions include: the allowance for doubtful accounts, inventory valuation, useful lives of long-lived and intangible assets, valuation of asset acquisition, impairments of long-lived and intangible assets, accruals, deferred income tax assets and related valuation allowance, accruals, environmental remediation costs and stock-based compensation. Actual results could differ from these estimates. These estimates are reviewed periodically and as adjustments become necessary, they are reported in earnings in the period in which they become available.

d)	Cash and cash equivalents

Cash and cash equivalents consist of deposits held in financial institutions and liquid investments with original maturities of three months or less at the time of purchase. There were no cash equivalents on December 31, 2017.

e)	Trade receivables

Trade receivables, which are recorded when billed and when services are performed, are claims against third parties that will be settled in cash. The carrying value of our receivables, net of an allowance for doubtful accounts, represents the estimated realizable value. An estimate of allowance for doubtful accounts is based on historical trends; type of customer, such as commercial or municipal; the age of outstanding trade receivables; and existing economic conditions. If events or changes in circumstances indicate that specific trade receivable balances may be impaired, further consideration is given to the collectability of those balances and the allowance is adjusted accordingly. Past-due trade receivable balances are written off when our internal collection efforts have been unsuccessful.

SusGlobal Energy Corp.
Notes to the Consolidated Financial Statements
December 31, 2017 and 2016

3. Significant Accounting Policies, (continued)

f)	Financial instruments

The Company classifies all financial instruments as held-for-trading, loans and receivables, or other financial liabilities. Loans and receivables and other financial liabilities are measured at amortized cost. Instruments classified as held for trading are measured at fair value with unrealized gains and losses recognized in the statement of operations and comprehensive loss. Debt transaction costs are allocated to the related debt and amortized over the life of the debt using the effective interest method. Equity transaction costs are recorded in equity.

The Company has designated its cash and term deposit as held for trading, which is measured at fair value. Trade receivables are classified as loans and receivables, which is measured at amortized cost, which approximates fair value due to its short-term nature. Accounts payable and accrued liabilities are classified as other liabilities, which are measured at amortized cost, which approximates fair value due to their short-term nature. The carrying values of long-term debt, obligations under capital lease and loans payable to related party are also classified as other liabilities, which approximates fair value due to their market interest rate.

g)	Fair value of financial instruments

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

h)	Inventory

Inventory, which consists of screened organic compost, is stated at the lower of cost and net realizable value, with net realizable value represented by the selling price. Cost is represented by production cost, which includes equipment rental, delivery and repairs and maintenance, direct wages and benefits, outside contractors and manufacturing overhead. Inventory quantities on hand are reviewed on a weekly basis and typically, there is no need to record provisions for excess or obsolete inventory as the inventory has a long shelf life. The inventory is stored outdoors and accumulated in a pile.

i)	Intangible asset

Intangible assets include a technology license, which is stated at cost less accumulated amortization and is amortized on a straight-line basis over the useful life which is the contract term of five years plus the renewal option of five years. Intangible assets also include environmental compliance approvals, which are stated at cost, have an indefinite useful life and are not amortized until their useful lives are determined to be no longer indefinite. The Company evaluates the intangible assets for permanent impairment when triggering events are identified and whether events and circumstances continue to support the indefinite useful life.

SusGlobal Energy Corp.
Notes to the Consolidated Financial Statements
December 31, 2017 and 2016

3. Significant Accounting Policies, (continued)

j)	Long-lived assets

Long-lived assets are stated at cost. Equipment awaiting installation on site is not depreciated until it is commissioned. Depreciation is based on the estimated useful life of the asset and depreciated annually on a straight-line basis as follows:

Category	Rate
Computer equipment	30%
Computer software	50%
Officer trailer	30%
Signage	20%
Machinery and equipment, including under capital lease	30%
Automotive equipment	20%
Gore cover system	10%
Driveway and Paving	8%

Composting buildings-over the term of the lease, which expires March 31, 2034

k)	Impairment of long-lived assets

In accordance with Accounting Standards Codification (“ASC”) 360, “Property, Plant and Equipment”, long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable.

The Company evaluates at each balance sheet date whether events or circumstances have occurred that indicate possible impairment. If there are indications of impairment, the Company uses future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the carrying amounts are recoverable. In the event that such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value.

l)	Debt issuance costs

Debt issuance costs related to a recognized debt liability are presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability.

m)	Environmental remediation costs

The Company accrues for costs associated with environmental remediation and clean-up obligations when such costs are probable and reasonably estimable. Such accruals are adjusted as further information develops or circumstances change.

n)	Income taxes

The Company accounts for income taxes in accordance with Financial Accounting Standards Board (“FASB”) ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recorded for differences between the accounting and tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is recorded for the amount of income tax payable or receivable for the period increased or decreased by the change in deferred tax assets and liabilities during the period.

o)	Revenue recognition

The Company’s revenues are from the tipping fees charged for waste delivery to the Company’s organic composting facility and from the sale of organic compost. The tipping fees charged for services are generally defined in service agreements and vary based on contract-specific terms such as frequency of service, type of waste, weight, volume and the general market factors influencing a region’s rates. The Company also generates revenue from fees charged for arrangements with haulers to haul waste to the Company’s organic composting facility, based on agreements with customers. Revenue is recognized as waste is accepted and collection is reasonably assured. The waste collected is processed, cured and screened before being sold as organic compost. The cost of these processes is accrued at the time of revenue recognition.

p)	Loss per share

Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the year. Diluted loss per share is computed by dividing net loss by the weighted average number of common shares outstanding plus potentially dilutive securities outstanding for each year. The computation of diluted loss per share has not been presented as its effect would be anti-dilutive.

SusGlobal Energy Corp.
Notes to the Consolidated Financial Statements
December 31, 2017 and 2016

3. Significant Accounting Policies, (continued)

q)	Stock-based compensation

The Company records compensation costs related to stock-based awards in accordance with ASC 718, Compensation-Stock Compensation, whereby the Company measures stock-based compensation cost at the grant date based on the estimated fair value of the award. Compensation cost is recognized on a straight-line basis over the requisite service period of the award. The Company utilizes the Black-Scholes option-pricing model to estimate the fair value of stock options granted, which requires the input of highly subjective assumptions including: the expected option life, the risk-free rate, the dividend yield, the volatility of the Company’s stock price and an assumption for employee forfeitures. The risk-free rate is based on the U.S. treasury bill rate at the date of the grant with maturity dates approximately equal to the expected term of the option. The Company has not historically issued any dividends and does not expect to in the near future. Changes in any of these subjective input assumptions can materially affect the fair value estimates and the resulting stock-based compensation recognized.

r)	Comprehensive Loss

The Company accounts for comprehensive loss in accordance with ASC 220, “Comprehensive Income,” which establishes standards for reporting and presentation of comprehensive loss and its components. Comprehensive loss is presented in the consolidated statements of stockholders’ equity (deficit) and consists of net loss and foreign currency translation adjustments.

s)	Foreign currency translation

The functional currency of the Company is Canadian dollar (the “CAD”). Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities are translated using the historical rate on the date of the transaction. All exchange gains or losses arising from translation of these foreign currency transactions are included in net income (loss) for the year. In translating the financial statements of the Company’s Canadian subsidiaries from their functional currency into the Company’s reporting currency of United States dollars (the “USD”), balance sheet accounts are translated using the closing exchange rate in effect at the balance sheet date and income and expense accounts are translated using an average exchange rate prevailing during the reporting period. Adjustments resulting from the translation, if any, are included in cumulative other comprehensive income (loss) in stockholders’ equity (deficiency). The Company has not, to the date of these consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

4. Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies and adopted by the Company as of the specified effective date or possibly early adopted, where permitted. Unless otherwise discussed, the impact of recently issued standards that are not yet effective will not have a material impact on the Company’s financial position, results of operations or cash flows.

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

SusGlobal Energy Corp.
Notes to the Consolidated Financial Statements
December 31, 2017 and 2016

4. Recent Accounting Pronouncements, (continued)

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash”. This ASU requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents are to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This guidance is to be effective for the Company as of March 1, 2018 and requires a retrospective transition method. The Company has evaluated the impact of its pending adoption of ASU 2016-18 and does not expect that this guidance will have a significant impact on its financial statements.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” and issued subsequent amendments to the initial guidance in August 2015, March 2016, April 2016, May 2016 and December 2016, within ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-12, ASU 2016-20 and ASU 2017-13 respectively (ASU 2014-09, ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-12, ASU 2016-20, and ASU 2017-13, collectively, “Topic 606”). Topic 606 supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of Topic 606 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. Topic 606 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. These estimates include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation, among others. The guidance is effective for fiscal and interim periods beginning on or after December 15, 2017, using either of two methods: (1) retrospective application of Topic 606 to each prior reporting period presented with the option to elect certain practical expedients as defined within Topic 606 or (2) retrospective application of Topic 606 with the cumulative effect of initially applying Topic 606 recognized at the date of initial application and providing certain additional disclosures as defined per Topic 606. The Company has evaluated the impact of its pending adoption of Topic 606 and does not expect that this guidance will have a significant impact on its financial statements.

SusGlobal Energy Corp.
Notes to the Consolidated Financial Statements
December 31, 2017 and 2016

5. Financial Instruments

The carrying value of cash, term deposit, trade receivables, certain deposits under prepaid expenses and deposits, accounts payable and accrued liabilities approximated their fair values as of December 31, 2017 and December 31, 2016 due to their short-term nature. The carrying value of the long-term debt, obligations under capital lease and loans payable to related party approximated their fair value due to their market interest rates.

Interest, Credit and Concentration Risk

In the opinion of management, the Company is exposed to significant interest rate risk on its variable rate credit facilities of $4,161,435 ($5,220,719 CAD) (2016-$nil). As at December 31, 2017, the Company is exposed to concentration risk as it had five customers (2016-two customers) representing greater than 5% of total trade receivables and four customers (2016-two customers) represented 91% (2016-36%) of trade receivables. The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue. These customers accounted for 88% of total revenue.

Liquidity Risk

Liquidity risk is the risk that the Company is unable to meet its obligations as they fall due. The Company takes steps to ensure it has sufficient working capital and available sources of financing to meet future cash requirements for capital programs and operations.

The Company intends to continue to raise funds through the issuance of common shares under a private placement, to ensure it has sufficient access to cash to meet current and foreseeable financial requirements. The Company actively monitors its liquidity to ensure that its cash flows and working capital are adequate to support its financial obligations and the Company’s capital programs.

Currency Risk

Although the Company’s functional currency is the CAD, the Company realizes a portion of its expenses in USD. Consequently, certain assets and liabilities are exposed to foreign currency fluctuations. As at December 31, 2017, $6,056 (2016-$ 5,108) of the Company’s net monetary liabilities were denominated in USD. The Company has not entered into any hedging transactions to reduce the exposure to currency risk.

6. Trade Receivables

The Company purchased certain assets of Astoria from BDO under an asset purchase agreement (“APA”), which closed on September 15, 2017. The trade receivables purchased had a face value of $208,102 ($261,075 CAD), net of accounts over 90 days. The purchase price, calculated at 70% of the face value was $145,671 ($182,752). During the year, the Company collected trade receivables over and above the purchase price in the amount of $61,594 ($79,982 CAD) and included on the consolidated statements of operations and comprehensive loss under other income.

7. Intangible Assets

	2017	2016
Technology License (net of accumulated amortization of $531 (2016- $331))	$1,470	$1,670
Environmental compliance approvals-indefinite life	145,630	-
	$147,100	$1,670

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

On September 15, 2017, the Company purchased certain environmental compliance approvals totaling $145,630 ($182,700 CAD) in connection with the APA as described in note 8.

SusGlobal Energy Corp.
Notes to the Consolidated Financial Statements
December 31, 2017 and 2016

8. Long-lived Assets, net

		2017		2016
	Cost	Accumulated	Net book value	Net book value
		Depreciation
Composting buildings	$2,344,075	$41,424	$2,302,651	$-
Gore cover system	934,201	27,248	906,953	-
Driveway and paving	369,456	8,621	360,835	-
Machinery and equipment	48,623	3,956	44,667	-
Equipment under capital lease	242,183	12,622	229,561	-
Office trailer	6,775	593	6,182	-
Computer equipment	5,452	2,084	3,368	880
Computer software	7,333	1,069	6,264	-
Automotive equipment	1,594	80	1,514
Signage	2,706	113	2,593
	$3,962,398	$97,810	$3,864,588	$880

Included above are certain assets of Astoria acquired from BDO under an APA, which closed on September 15, 2017. The purchase price for the purchased assets, including composting buildings, gore cover system, driveway and paving, certain machinery and equipment, an office trailer, certain computer equipment and computer software consisted of cash of $3,122,498 ($3,917,300 CAD) and 529,970 restricted common shares of the Company, determined to be valued at $529,970 ($700,000 CAD), based on recent private placement pricing. In addition, legal costs in connection with acquiring the assets of $23,318 ($29,253 CAD), are included in the cost of the composting buildings. The purchase price was allocated to the assets acquired based on their estimated relative fair value as at the date the assets were acquired.

9. Related Party Transactions

During the year, the Company incurred $46,206 ($60,000 CAD) (2016-$45,289; $60,000 CAD) in management fees expense with Travellers International Inc. (“Travellers”), an Ontario company controlled by a director and president of the Company (the “President”); $46,206 ($60,000 CAD) (2016-$45,289; $60,000 CAD) in management fees expense with Landfill Gas Canada Ltd. (“LFGC”), an Ontario company controlled by a director and chief executive officer of the Company (the “CEO”); $ 36,965 ($48,000 CAD) (2016-$36,230; $48,000 CAD) in management fees expense with the Company’s chief financial officer (the “CFO”); and $36,965 ($48,000 CAD) (2016-$6,037; $8,000 CAD) in management fees expense with the Company’s vice-president of corporate development (the “VPCD”). As at December 31, 2017, unpaid remuneration and unpaid expenses in the amount of $111,426 ($139,789 CAD) (2016-$95,396; $128,083 CAD) is included in accounts payable and $102,935 ($129,137 CAD) (2016-$61,982; $83,220 CAD) is included in accrued liabilities.

In addition, during the year, the Company incurred interest expense of $15,056 ($19,550 CAD) (2016-$14,532; $19,253 CAD) on the outstanding loans from Travellers. As at December 31, 2017, interest of $22,120 ($27,750 CAD) (2016-$15,043; $20,197 CAD) is included in accrued liabilities.

Furthermore, the Company granted the CEO 3,000,000 restricted stock units (“RSU”), under a new consulting agreement effective January 1, 2017. The RSUs are to vest in three equal installments annually on January 1, 2018, 2019 and 2020. For the year ended December 31, 2017, the Company recognized this executive compensation as management fees of $330,000 on this award, representing one third of the total value of the award of $990,000, based on a recent private placement pricing.

During the year, the Company incurred $63,223 ($82,097 CAD) (2016-$31,702; $42,000 CAD) in rent paid under a rental agreement to Haute Inc. (“Haute”), an Ontario company controlled by the President.

SusGlobal Energy Corp.
Notes to the Consolidated Financial Statements
December 31, 2017 and 2016

10. Long-Term Debt

	Credit	Credit	Credit	Corporate	2017	2016
	Facility	Facility	Facility	Term	Total	Total
				Loan
	(a)	(b)	(c)	(d)
Long-Term Debt	$817,932	$457,428	$39,855	$2,846,220	$4,161,435	$-
Current portion	(817,932)	(457,428)	(39,855)	(513,685)	(1,828,900)	-
Long-term Debt	$-	$-	$-	$2,332,535	$2,332,535	$-

(a)

Effective January 1, 2017, the Company obtained a Line of Credit to a maximum of $4,407,150 ($5,500,000 CAD) with PACE. The Line of Credit was to be advanced in tranches to allow for the funding of engineering, permitting, construction costs and equipment purchases for the BioGrid Project located near Owen Sound, Ontario, Canada. On February 2, 2017, the company received the first advance in the amount of $1,232,960 ($1,600,000 CAD). The Line of Credit was due as noted below on February 2, 2018. The Line of Credit is now one of multiple credit facilities. Subsequent to the year-end, the credit facility was renewed under the same terms and due on February 2, 2019. The facility continues to be presented as a current liability due to the violation of the terms of the financing agreement with PACE, as discussed below in section (d).

The credit facility bears interest at the PACE base rate plus 1.25% per annum, currently 8% per annum, payable on a monthly basis, interest only. The credit facility was originally due February 2, 2018 and is secured by a business loan general security agreement, a $1,232,960 ($1,600,000 CAD) personal guarantee from the President and a charge against the Company’s premises lease. Also pledged as security are the shares of the wholly-owned subsidiaries, a pledge of 3,300,000 of the Company’s shares held by LFGC, 500,000 of the Company’s shares held by the CFO, 2,000,000 of the Company’s shares held by a director’s company and a limited recourse guarantee by each of these parties. The credit facility is fully open for prepayment at any time without notice or bonus.

(b)

On June 15, 2017, PACE loaned the Company $462,360 ($600,000 CAD) under a variable rate business loan agreement, for its bid for the purchase of the assets of Astoria on the same terms, conditions and security to the Line of Credit above, except that the loan is due May 31, 2018.

(c)

On August 4, 2017, PACE loaned the Company $39,563 ($50,000 CAD) under a variable rate business loan agreement to satisfy an outstanding liability on the same terms, conditions and security to the Line of Credit above, except that the loan was due February 4, 2018. Subsequent to the year-end, the credit facility was renewed under the same terms and due on February 4, 2019. The facility continues to be presented as a current liability due to the violation of the terms of the financing agreement with PACE, as discussed below in section (d).

(d)

On September 13, 2017, PACE loaned the Company $3,055,836 ($3,724,147 CAD) under a corporate term loan. The funds were used for the purpose of acquiring certain assets of Astoria from the court appointed receiver on September 15, 2017. The corporate term loan bears interest at the PACE base rate plus 1.25% per annum, currently 8% per annum, payable in monthly blended instalments of principal and interest of $60,232 ($75,564 CAD), due September 13, 2022. The corporate term loan is secured by a business loan general security agreement representing a floating charge over the assets and undertakings of the Company, a first priority charge under a registered debenture and a lien registered under the Personal Property Security Act in the amount of $3,282,989 ($4,000,978 CAD) against the assets including inventory, accounts receivable and equipment. The corporate term loan also included an assignment of existing contracts included in the APA.

As noted under subsequent events note 18(c), on April 4, 2018, the Company paid its overdue monthly principal and interest instalments on this corporate term loan, which were due February 13 and March 13, 2018. On April 6, 2018, PACE agreed to permit the Company to defer its April, May and June principal and interest instalments on the corporate term loan, with the interest continuing to accrue during this period.

SusGlobal Energy Corp.
Notes to the Consolidated Financial Statements
December 31, 2017 and 2016

10. Long-Term Debt, (continued)

Repayments are as follows:

2018	$1,828,900
2019	556,320
2020	602,103
2021	652,468
2022	521,644
Total	$4,161,435

For the year ended December 31, 2017, $151,644 ($196,915 CAD) (December 31, 2016-$nil) in interest was charged.

11. Obligations under Capital Lease

			2017	2016
	(a)	(b)	Total	Total
Obligations under Capital Lease	$10,798	$208,986	$219,784	$-
Less: current portion	(10,798)	(48,406)	(59,204)	-
Obligations under Capital Lease	$-	$160,580	$160,580	$-

(a)

On September 21, 2017, the Company finalized a lease agreement for certain equipment for its organic composting facility in the amount of $13,923 ($17,180 CAD). The lease agreement requires monthly blended instalments of principal and interest of $1,011 ($1,268 CAD) at a monthly interest rate of 5.95%, due November 10, 2018.

(b)

On October 30, 2017, the Company finalized a lease agreement for certain equipment, which commenced on October 30, 2017, in the amount of $228,489 ($286,650 CAD). The lease agreement matures on September 30, 2021, with monthly blended instalments of principal and interest of $4,655 ($5,840 CAD), plus applicable harmonized sales taxes and an option to purchase the equipment for a final payment of $22,797 ($28,600 CAD), plus applicable harmonized sales taxes on October 31, 2021. The leasing agreement bears interest at the rate of 5.982% annually, compounded monthly.

The lease liabilities are secured by the equipment under capital lease as described in note 8.

Minimum lease payments are as follows:

2018	$71,640
2019	55,863
2020	55,863
2021	64,694
248,060
Less: imputed interest	(28,276)
Total	$219,784

For the year ended December 31, 2017, $2,200 (2,857 CAD) (December 31, 2016-$nil) in interest was charged.

12. Loans Payable to Related Party

	2017	2016
Travellers International Inc.	$15,942	$217,482

Loans payable in the amount of $15,942 ($20,000 CAD) (December 31, 2016-$217,482; $292,000 CAD), owing to Travellers and bearing interest at the rate of 12% per annum, are due on demand and unsecured. As at December 31, 2017, $22,120 ($27,750 CAD) (December 31, 2016-$15,043; $20,197 CAD) in interest is included in accrued liabilities. The loans were repaid, with accrued interest, subsequent to the year-end, with the final payment made on April 3, 2018. See under subsequent events note 18(c) for an additional loan from Travellers.

For the year ended December 31, 2017, $15,056 ($19,550 CAD) (2016-$14,532; $19,253 CAD) in interest was charged.

SusGlobal Energy Corp.
Notes to the Consolidated Financial Statements
December 31, 2017 and 2016

13. Capital Stock

At December 31, 2017, the Company had 150,000,000 of common shares authorized with a par value of $.0001 per share and 37,393,031 (2016-34,128,910) common shares issued and outstanding.

During the year, the Company raised $497,374 (December 31, 2016-$358,316) cash on a private placement, net of share issue costs of $48,100 (2016-$28,690), on the issuance of 850,151 (December 31, 2016-2,581,564) common shares of the Company.

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

On February 6, 2017, the Company issued 5,000 common shares and on August 23, 2017, the Company issued 4,000 common shares to a current employee for services and a new employee as an incentive to join the Company, respectively, determined to be valued at $1,450 and $4,000, respectively and included under office and administration in the consolidated statements of operations and comprehensive loss. On May 9, 2017, the Company issued 15,000 common shares, on June 8, 2017, another 20,000 common shares and then on August 23, 2017, a further 20,000 common shares to consultants for their services, determined to be valued at $4,950, $6,600 and $20,000 respectively. These services were included in professional fees in the consolidated statements of operations and comprehensive loss. On May 9, 2017, the Company issued 115,000 common shares on the exercise of the offer to acquire common shares at a price of $0.10 per common share by the VPCD. On September 5, 2017, the Company issued 5,000 common shares as compensation for a private placement, determined to be valued at $5,000. The services provided by the four new directors are included as directors’ compensation in the consolidated statements of operations and comprehensive loss. In addition, on September 11, 2017, the Company issued 529,970 common shares on the acquisition of assets, determined to be valued at $529,970 ($700,000 CAD), based on recent private placement pricing (see note 1).

All non-cash transactions were valued based on the proceeds of a recent private placement.

The Company also granted the CEO 3,000,000 restricted stock units (“RSU”), under a new consulting agreement effective January 1, 2017. The RSUs are to vest in three equal installments annually on January 1, 2018, 2019 and 2020. As at December 31, 2017, the Company recognized a stock compensation reserve of $330,000, representing one third of the total value of the award of $990,000, based on the pricing for a recent private placement offering. Refer also to note 18(f), subsequent events.

14. Income Taxes

The Company’s income tax provision has been calculated as follows:

	2017	2016
Loss before income taxes	$(2,212,481)	$(551,529)
Expected income tax recovery at the statutory rate of 35% (2016 –26.5%)	(774,368)	(146,155)
Foreign tax rate differences	188,061	-
Foreign exchange effect on deferred tax assets	(6,577)	-
Permanent differences	104,173	(2,718)
Change in valuation allowance	488,711	148,873
Provision for income taxes	$-	$-

Deferred tax assets and liabilities

The tax effects of temporary differences that give rise to significant components of the deferred income tax assets and deferred income tax liabilities are presented below:

	2017	2016
Net operating loss carry forwards	$686,863	$328,929
Financing costs	209,074	-
Depreciable and amortizable assets	(78,297)	-
Total gross deferred income tax assets	817,640	328,929
Less: valuation allowance	(817,640)	(328,929)
Total deferred income tax assets	$-	$-

As at December 31, 2017 and 2016, the valuation allowance was due to the history of losses generated. The valuation allowance is reviewed periodically and if the assessment of the more likely than not criteria changes, the valuation allowance is adjusted accordingly.

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company computes tax asset benefits for net operating losses (“NOL”) carried forward.

The Company has NOL available for carry forward of $2,591,934 ($3,251,705 CAD) (2016-$1,263,214; $1,696,044 CAD) which expire in the years 2022 through 2037.

SusGlobal Energy Corp.
Notes to the Consolidated Financial Statements
December 31, 2017 and 2016

14. Income Taxes-in progress, (continued)

In addition, the Company has capital losses carried forward totaling $111,593 ($139,999 CAD). These losses can be carried forward indefinitely and can be used only against capital gains in Canada.

The United States government enacted the Tax Act legislation (the “Act”) on December 22, 2017. The Act made broad and complex changes to the United States tax code, including but not limited to, a reduction to the United States federal corporate income tax rate from 35% to 21%; a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries; eliminating the corporate alternative minimum tax (the “AMT”) and changing realization of AMT credits; changing rules relating to uses and limitations of NOL carry forwards created in tax years after December 31, 2017; changes to the limitations on available interest expense deductions; and changes to other existing deductions and business-related exclusions.

15. Commitments

a)

Effective January 1, 2017, new consulting agreements were finalized for the services of the President and for the CEO. The consulting agreements are for a period of three years, commencing January 1, 2017. For each of these two executive officers, the monthly fees are as follows: $3,986 ($5,000 CAD) for 2017 and $11,966 ($15,000 CAD) for 2018 and 2019. In addition, the CEO was granted 3,000,000 RSUs on January 1, 2017. The RSUs are to vest in three equal installments annually on January 1, 2018, 2019 and 2020. The Company has also agreed to reimburse certain out-of-pocket expenses incurred by each executive officer. The future minimum commitment under these consulting agreements, is as follows:

2018	$287,184
2019	287,184
$574,368

b)

Effective January 1, 2017, the Company entered into a new three-year premises lease agreement with Haute at a monthly amount of $3,188 ($4,000 CAD) for 2017, $ 3,986 ($5,000 CAD) for 2018 and $4,783 ($6,000 CAD) for 2019. The Company is also responsible for all expenses and outlays in connection with its occupancy of the leased premises, including, but not limited to utilities, realty taxes and maintenance. The future minimum commitment under this premises lease agreement is as follows:

2018	$47,832
2019	57,396
$105,228

c)

The Company is a partner in business led collaboration in the water sector, a program known as the Advanced Water Technologies (“AWT”) Program. This program is administered by the Southern Ontario Water Consortium to assist small and medium sized business in the Province of Ontario, Canada, leverage world-class research facility and academic expertise to develop and demonstrate water technologies for successful introduction to market. The Company’s commitment under this program is as follows:

2018	$39,116

The Company has already completed and provided its commitment for the first year of the program which ended March 31, 2017, which consisted of professional fees of $7,217 ($9,432 CAD) and a contribution to the capital requirements of the program, totaling $71,017 ($94,000 CAD), for equipment to be used in the AWT Program and to be retained by Fleming College, an academic institution.

SusGlobal Energy Corp.
Notes to the Consolidated Financial Statements
December 31, 2017 and 2016

15. Commitments, (continued)

d)

The Company’s was assigned the land lease on the purchase of certain assets of Astoria. The land lease, which comprises 13.88 acres in Roslin, Ontario, Canada, has a term expiring March 31, 2034. The basic monthly rent on the net lease is $2,391 ($3,000 CAD) and is subject to adjustment based on the consumer price index as published by Statistics Canada (“CPI”). To date, no adjustment for CPI has been charged by the landlord. The Company is also responsible for any property taxes, maintenance, insurance and utilities. In addition, the Company has the right to extend the lease for five further terms of five years each and one further term of five years less one day. The future minimum commitment under this land lease (excluding any CPI adjustment) is as follows:

2018	$28,692
2019	28,692
2020	28,692
2021	28,692
2022	28,692
Thereafter	322,785
$466,245

e)

On April 9, 2018, a new one-year consulting agreement was finalized for the services of the Company’s CFO, effective April 1, 2018, at a monthly rate of $4,783 ($6,000 CAD). The Company has also agreed to reimburse certain out-of-pocket expenses incurred by the CFO. The future minimum commitment under this agreement is as follows:

2018	43,047
2019	14,349
$57,396

f)

PACE has provided the Company a letter of credit in favor of the Ministry of the Environment and Climate Change (“MOECC”) in the amount of $220,662 ($276,831 CAD) and, as a security, has registered a charge of lease over the premises, located at 704 Phillipston Road, Roslin, Ontario, Canada. The Company is required to provide for environmental remediation and clean-up costs for its organic composting facility. The letter of credit is a requirement of the MOECC and is in connection with the financial assurance provide by the Company for it to be in compliance with the MOECCs environmental objectives. The MOECC regularly evaluates the Company’s organic composting facility to ensure compliance is adhered to and the letter of credit is subject to change by the MOECC. Since the fair value of the environmental remediation costs cannot be determined at this time, no estimate of such costs has been recorded in the accounts. As of December 31, 2017, the MOECC has not drawn on the letter of credit.

16. Segmented Information

The Company uses a management approach for determining segments. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company’s reportable segments. The Company’s management reporting structure provides for only one segment: renewable energy and operates in one country, Canada.

17. Economic Dependence

The Company generates a substantial portion, 88%, of its revenue from four customers. The Company’s ability to continue operations is dependent on continuing to generate a similar amount of revenue from these customers.

18. Subsequent Events

The Company’s management has evaluated subsequent events up to April 16, 2018, the date the consolidated financial statements were issued, pursuant to the requirements of ASC 855 and has determined the following to be material subsequent events:

(a)

On February 15, 2018, the Company received twelve-month extensions on two of its credit facilities with PACE, from February 2, 2018 and February 4, 2018 to February 2, 2019 and February 4, 2019, respectively. These two credit facilities continue to be payable on a monthly basis, interest only and bear interest at the same annual rate.

(b)

On February 16, 2018, the Company finalized a lease agreement on one of its mobile equipment, which was on monthly rental. The lease is for a period of forty-eight months, with the first two monthly instalments of $7,971 ($10,000 CAD), plus applicable harmonized sales taxes, followed by forty-six monthly blended instalments of principal and interest of $4,080 ($5,118 CAD), plus applicable harmonized sales taxes. The Company has the option to purchase the equipment on the forty- ninth month for an amount of $19,672 ($24,680 CAD), plus applicable harmonized sales taxes. The leasing agreement bears interest at the rate of 6.15% annually, compounded monthly, due January 27, 2022.

(c)
On April 3, 2018, Travellers provided a further loan to the Company in the amount of $159,420 ($200,000 CAD), due on demand, unsecured and bearing interest at the rate of 12% per annum. On April 4, 2018, a portion of the loan was used to pay its overdue monthly principal and interest instalments on the corporate term loan with PACE, totaling $120,464 ($151,128 CAD), which were due February 13 and March 13, 2018. And, on April 6, 2018, PACE agreed to permit the Company to defer its April, May and June principal and interest instalments on the corporate term loan, with the interest continuing to accrue during this period.

d)

At a meeting of the Board of Directors on April 9, 2018, a new one-year consulting agreement was finalized for the services of the Company’s CFO, effective April 1, 2018, at a monthly rate of $4,783 ($6,000 CAD). The Company has also agreed to reimburse certain out-of-pocket expenses incurred by the CFO.

e)	On April 11, 2018, three directors of the Company, each loaned the Company $19,928 ($25,000 CAD). The loans bear interest at the rate of 12% per annum, are due on demand, unsecured and are to be used for operations.

f)	Subsequent to the end of the year, the Company raised $45,000 on a private placement, net of share issue costs of $5,000, on the issuance of 50,000 common shares. In addition, the Company issued 190,000 common shares in connection with a private placement that occurred prior to the end of the year and 1,000,000 common shares to the CEO in connection with the RSUs granted in his consulting agreement, effective on January 1, 2017.

19. Comparative Figures

Certain of the prior year’s comparative figures have been reclassified to conform to the current year’s presentation.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of senior management, including our chief executive officer and our chief financial officer, also our principal financial and accounting officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act as of December 31, 2017 (the “Evaluation Date”). Based on this evaluation, Gerald Hamaliuk, our chief executive officer and Ike Makrimichalos, our chief financial officer and principal financial and accounting officer, concluded that our internal control over financial reporting was not effective for the year ended December 31, 2017. Such conclusions were based on the small size of the Company and the resulting lack of a segregation of duties.

Report by Management on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The framework used by management to evaluate internal controls over financial reporting is Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations (COSO), as implemented by their subsequent publication Internal Control over Financial Reporting – Guidance for Smaller Public Companies. Based on this evaluation, Gerald Hamaliuk, our chief executive officer and Ike Makrimichalos, our chief financial officer and principal financial and accounting officer, concluded that our internal control over financial reporting was not effective for the year ended December 31, 2017. The matters involving internal controls over financial reporting that may be considered material weaknesses included the small size of the Company and the resulting lack of a segregation of duties.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to rules of the Securities and Exchange Commission which permanently exempt smaller reporting companies.

Changes in Internal Control over Financial Reporting

There were no changes to the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our fourth fiscal quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our Board of Directors currently consists of six directors. For the size and scope of our business and operations, we believe a board of approximately this size is appropriate as it is small enough to allow for effective communication among the members but large enough so that we get a diverse set of perspectives and experiences around our board room. The Company is looking to increase the number of directors to seven. Our bylaws provide that, in uncontested elections, directors will be elected by a majority of the votes cast, and in contested elections, directors will be elected by a plurality of the votes cast.

Each director on our Board of Directors will serve a one-year term or until their successor has been duly elected and qualified, subject to their earlier death, resignation, disqualification or removal. Pursuant to the DGCL and our bylaws, in general, any vacancies on our Board of Directors resulting from death, retirement, resignation, disqualification, removal or other cause may be filled only by an affirmative vote of a majority of the remaining directors then in office, although less than a quorum, or by a sole remaining director. Our current directors and executive officers are as follows:

Name	Age	Position

Marc M. Hazout	53	Chairman of the Board, President and Director

Gerald P. Hamaliuk	71	Chief Executive Officer and Director

Ike Makrimichalos	62	Chief Financial Officer

Vincent R. Ramoutar	55	Director

Gordon E. Miller	65	Director

Laurence W. Zeifman	56	Director

Ryan Duffy	45	Director

We believe that each of our directors and executive officers possesses the experience, skills and qualities to fully perform his duties as a director or executive officer and contribute to our success. Our directors were nominated because each is of high ethical character, highly accomplished in his field with superior credentials and recognition, has a reputation, both personal and professional, that is consistent with our image and reputation, has the ability to exercise sound business judgment, and is able to dedicate sufficient time to fulfilling his obligations as a director. Our directors as a group complement each other and each of their respective experiences, skills and qualities so that collectively the Board operates in an effective, collegial and responsive manner. Similarly, for the executive officers. Described below, are the directors’ and executive officers’ principal occupations and other pertinent information about particular experience, qualifications, attributes and skills that led the Board and management to conclude that such person should serve as a director or executive officer.

Gerald P. Hamaliuk, age 71 has served as Chief Executive Officer and as a member of the board of directors of the Company since December 2014. Since 2001, Mr. Hamaliuk has served as the president of Landfill Gas Canada Ltd., Oakville (Canada), Shenzhen (China), Kuala Lumpur (Malaysia), a company that utilizes Canadian biogas technology to develop renewable energy projects that reduce greenhouse gas emissions in developing countries in Asia. From 1997 to 2001, Mr. Hamaliuk was a vice-president industrial division/business development Engineer at Kilborn Engineering Inc. and SNCLavalin after SNC acquired Kilborn in 1997.

The determination was made that Mr. Hamaliuk should serve our Board of Directors because of his extensive experience in the services the Company intends to offer.

Ike Makrimichalos, age 62, is a Chartered Professional Accountant (Chartered Accountant), with over 25 years of experience in servicing public and private companies, including manufacturing, automotive, technology & telecommunications and insurance, for Deloitte in Toronto. Mr. Makrimichalos has served as a Chief Financial Officer and Controller in the mining sector for companies with global operations and multiple filing jurisdictions and currently serves as a Chief Financial Officer and Controller in the financial services and mining sectors, along with providing financial consulting services for several private companies. Mr. Makrimichalos graduated from the University of Toronto with a Bachelor of Arts degree and became a Chartered Accountant in 1986.

The determination was made that Mr. Ike Makrimichalos join the executive team because he possesses significant experience in financial reporting and accounting matters.

Marc M. Hazout, age 53, has served as Chairman and President of SusGlobal Energy since it was founded in 2014. Since 2005, Mr. Hazout has also served as the Chief Executive Officer, President, principal financial and accounting officer and a director of Silver Dragon Resources Inc., a company whose common stock is quoted on the OTC marketplace and is engaged in the acquisition and exploration of silver and other mineral properties. Mr. Hazout has over 15 years of experience in public markets, finance and business operations. Over the past several years, Mr. Hazout has been involved in acquiring, restructuring and providing management services as both a director and an officer to several publicly traded companies. In 1998, Mr. Hazout founded and has been President and CEO of Travellers International Inc. (“Travellers”), a private investment banking firm headquartered in Toronto. Over the past several years, Travellers has focused on building relationships in China with the objective of participating in that country’s growth opportunities. Mr. Hazout attended York University in Toronto studying International Relations and Economics. Mr. Hazout speaks English, French and Hebrew, as well as some Spanish and Italian.

The determination was made that Mr. Hazout should serve on our Board of Directors because he possesses significant experience in securities and capital markets.

Vincent R. Ramoutar, age 55, is a seasoned executive and an inventor who has gained exposure in several high-tech businesses in an entrepreneurial startup environment. Having co-founded or worked in six startup companies. Vincent’s specialties include raising capital for startups, corporate strategy, marketing, and business development. Mr. Ramoutar has been involved in several energy and resources companies as an adviser since 2007 and has provided management services and partnerships in the European public markets with focus on raising capital and growth opportunities. Mr. Ramoutar obtained a Bachelor of Science degree in computer science from New York Institute of Technology (magna cum laude), New York.

The determination was made that Mr. Ramoutar should serve on our Board of Directors because he possesses significant experience in securities and capital markets and brings an extensive network of relationships in several technology markets.

Gordon E. Miller, age 65, has held several senior management positions with the Ontario Ministry of the Environment and was the Environmental Commissioner of Ontario from 2000 to 2015. Mr. Miller was also a Professor at Sir Sandford Fleming College, Frost Campus, Lindsay, Ontario from 1986-1989 where SusGlobal Energy in partnership with the College recently was awarded an application under the AWT Program for academic research. Mr. Miller graduated with honors from the University of Guelph in Guelph, Ontario, with a Hon. B.Sc. in Biology and a M.Sc. in Plant Ecology. Mr. Miller has been recognized for his many publications as well as his many scientific and technical presentations.

The determination was made that Mr. Miller should serve on our Board of Directors because of his strong scientific and technical experience which will be extremely valuable as the Company continues to grow.

Laurence W. Zeifman, age 56, is a partner of Zeifmans LLP, ranked Canada’s eighteenth largest Chartered Professional Accounting (“CPA”) firm with a total staff of over 100. For over twenty years, Mr. Zeifman served as managing partner, successfully steering its steady growth and emergence as a leading midsized firm and continues to serve on the firm’s management committee.

As well, he has serviced the auditing, accounting and/or consulting needs of a clientele of medium-sized public and private companies, including those in the financial services and health care sectors, being instrumental in the growth of his clients, and assisting them in managing their growth. Mr. Zeifman has also played a key role in Zeifmans’ quality control regime, maintaining compliance with the rules of professional conduct of CPA Ontario (formerly the Institute of Chartered Accountants of Ontario), and the professional standards of CPA Canada (formerly the Canadian Institute of Chartered Accountants). Mr. Zeifman is Zeifmans’ contact partner to Nexia International, Chair of Nexia Canada and a member of Nexia International’s Marketing and Business Development Committee. Nexia is an international network of accounting firms, and one of the ten largest accounting organizations in the world.

The determination was made that Mr. Zeifman should serve on our Board of Directors and serve as Chairman of the Audit Committee, due to his extensive technical and business experience which will be extremely valuable as the Company continues to grow.

Ryan Duffy, age 45, is the President and CEO of Blackstone Energy Services Inc. a Canadian firm that manages energy portfolios for a diverse range of companies across North America and the Caribbean. Blackstone is a leading provider of integrated custom energy management solutions that help large energy users manage their energy budget at risk, achieve efficiency improvements, implement renewable generation, and carbon offsetting. Prior to Blackstone Mr. Duffy worked with a number of Fortune 500 companies, including several in the energy space. Mr. Duffy is very active within the energy committee on Trans Canada’s-Tolls Task Force, Union Gas’– Marketer Council, the IESO’s – Information Technology Standing Committee, the Energy Services Association of Canada and the Canadian Manufactures and Exporters-Energy Committee. In addition, he is a member of the Canadian Healthcare Energy Society, the Association of Power Producers of Ontario, the Ontario Energy Association, SWITCH Ontario, and was a former board member of Rethink Sustainability Initiative. For his community involvement and corporate successes, Mr. Duffy was recently awarded the Ontario Sustainable Energy Association’s SMARTpreneur of the Year Award.

The determination was made that Mr. Duffy should serve on our Board of Directors due to his extensive technical and business experience which will be extremely valuable as the Company continues to grow.

Director Compensation Policy

The Company does not currently have a director compensation policy. For the year ended December 31, 2017, except as noted below no option or stock awards were granted to directors and no cash payments were made to directors during the fiscal year ended December 31, 2017. The director compensation for the year ended December 31, 2017, is noted below:

Director Compensation

Non-equity
	Fees			incentive	Nonqualified
	earned or			plan	deferred
	paid in	Stock|	Option	compensation	compensation	All other
Name	cash ($)	awards ($)	awards ($)	($)	earnings ($)	compensation ($)	Total ($)

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

Marc Hazout	-	-	-	-	-	-	-

Gerald Hamaliuk	-	-	-	-	-	-	-

Vincent Ramoutar	-	-	-	-	-	-	-

Gordon Miller	-	5,800	-	-	-	-	5,800

Laurence Zeifman	2,310 (3,000 CAD) (a)	6,600 (b)	-	-	-	-	8,910 6,600

Ryan Duffy	-	6,600 (c)

(a)	The fee is for services as Chairman of the audit committee and is incurred with Zeifmans LLP for whom the director is a partner.
(b)	The stock award is in the name of the firm Zeifmans LLP, for whom the director is a partner.
(c)	The stock award is in the name of the director’s employer, Blackstone Energy Services Inc.

We have adopted a code of ethics that applies to our Chief Executive Officer, President, and Chief Financial Officer, as well as other officers, directors and employees of the Company. The code of ethics, entitled “Code of Conduct,” is posted on our website at www.susglobalenergy.com under the section “Corporate Governance” within the “Investor Relations” tab.

Section 16(a) Beneficial Ownership Reporting Compliance

The Company does not have a class of securities registered pursuant to Section 12(b) or 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and therefore our executive officers, directors and holders of more than 10% of our equity securities are not subject to the reporting requirements of Section 16(a) of the Exchange Act.

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth certain summary information with respect to the compensation paid to the Company’s Chief Executive Officer, President and Chief Financial Officer for services rendered in all capacities to the Company for the fiscal years ended December 31, 2017 and 2016. Other than as listed below, the Company had no executive officers whose total annual salary and bonus exceeded $100,000 for that fiscal year:

Summary Compensation Table

Name and	Year	Salary	Bonus	Stock	Option	Non-equity	Nonqualified	All other	Total
principal		($)	($)	awards	awards	incentive	deferred	compensation	($)
position				($)	($)	plan	compensation	($)
						compensation	earnings
						($)	($)

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Gerald Hamaliuk	2017 2016	46,206 45,289		-					46,206 45,289

Chief Executive Officer

Marc Hazout	2017 2016	46,206 45,289		-					46,206 45,289

President

Ike Makrimichalos	2017 2016	36,965 36,230							36,965 26,230

Chief Financial Officer

Consulting and Management Agreements

 Effective January 1, 2017, new consulting agreements were finalized for the services of the President and for the CEO. The consulting agreements are for a period of three years, commencing January 1, 2017. For each of these two executive officers, the monthly fees will be as follows: $3,986 (5,000 CAD) for 2017 and $11,957 (15,000 CAD) for 2018 and 2019. In addition, the CEO was granted 3,000,000 Restricted Stock Units (“RSUs”). The RSUs are to vest in three equal installments annually on January 1, 2018, 2019 and 2020. The Company has also agreed to reimburse each for certain out-of-pocket expenses incurred by each executive officer. At a meeting of the Board of Directors on April 9, 2018, a new one-year consulting agreement was finalized for the services of the Company’s CFO, effective April 1, 2018, at a monthly rate of $4,783 ($6,000 CAD). The Company has also agreed to reimburse certain out-of-pocket expenses incurred by the CFO.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding beneficial ownership of SusGlobal Energy Corp’s securities as of April 9, 2018:

•	by each person who is known by us to beneficially own more than 5% of our securities;
•	by each of our officers and directors; and
•	by all of our officers and directors as a group.

	Amount And
	Nature Of		Approximate
	Beneficial		Percent of
Title of Class Name And	Ownership (2)		Class (%)
Address of Beneficial
Owner (1)
Common	Marc Hazout	7,900,000	20.45
Common	Ike Makrimichalos	500,000(3)	1.30
Common	Gerald Hamaliuk	4,311,500(4)	11.16
Common	Vincent Ramoutar	2,000,000(3)	5.18
Common	Gordon Miller	20,000	0.05
Common	Laurence Zeifman	20,000	0.05
Common	Ryan Duffy All officers and directors as a group	20,000	0.05
Common	(7persons)	14,771,500	38.24%

(1)	Except as noted above, the address for the above identified officers and directors of the Company is c/o 200 Davenport Road, Toronto, ON, Canada M5R 1J2.

(2)

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to the shares shown. Except where indicated by footnote and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of voting securities shown as beneficially owned by them. Percentages are based upon the assumption that each shareholder has exercised all of the currently exercisable options he or she owns which are currently exercisable or exercisable within 60 days and that no other shareholder has exercised any options he or she owns.

(3)	The noted shares have been pledged as security for the credit facilities with PACE.

(4)	3,300,000 of the noted shares have been pledged as security for the credit facilities with PACE.

The above-referenced table is based on 38,633,031 issued and outstanding shares of common stock on the date of this filing.

EQUITY

As at December 31, 2017, the Company had 37,393,031 common shares issued and outstanding. At the date of this filing, the Company had 38,633,031 common shares issued and outstanding.

STOCK OPTIONS AND WARRANTS

The Company’s VPCD was offered 115,000 common shares of the Company at a price of $0.10 per common share, exercisable within 180 days of the effective date of the contract, which was effective November 1, 2016. The offer was exercised on April 30, 2017. In addition, effective January 1, 2017, the Company’s CEO was granted 3,000,000 RSUs. The RSUs are to vest in three equal instalments annually, on January 1, 2018, 2019 and 2020. The Company has recorded a stock compensation reserve of $330,000 as at December 31, 2017, representing one third of the total value of the RSU of $990,000, based on a private placement pricing at the time of the grant. The RSUs are to vest in three equal instalments annually on January 1, 2018, 2019 and 2020.

In addition, the Company had granted a new employee 6,000 RSUs under an employee agreement effective September 1, 2017. The employee was terminated prior to December 31, 2017 and forfeited the RSUs.

The Company has no other stock options or warrants outstanding as at December 31, 2017 and as of the date of this filing.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

During the year, the Company incurred $46,206 ($60,000 CAD) (2016-$45,289; $60,000 CAD) in management fees expense with Travellers, an Ontario company controlled by the President of the Company, who is also a director and $46,206 ($60,000 CAD) (2016-$45,289; $60,000 CAD) in management fees expense with LFGC, an Ontario company controlled by a director CEO of the Company; $ 36,965 ($48,000 CAD) (2016-$36,230; $48,000 CAD) in management fees expense with the Company’s CFO; and $36,965 ($48,000 CAD) (2016-$6,037; $8,000 CAD) in management fees expense with the Company’s VPCD. As at December 31, 2017, unpaid remuneration and unpaid expenses in the amount of $111,426 ($139,789 CAD) (2016-$95,396; $128,083 CAD) is included in accounts payable and $102,935 ($129,137 CAD) (2016-$61,982; $83,220 CAD) is included in accrued liabilities. In addition, during the year, the Company incurred interest expense of $15,056 ($19,550 CAD) (2016-$14,532; $19,253 CAD) on the outstanding loans from Travellers. During the year, Travellers loaned the Company $38,505 and the Company repaid Travellers $247,972. At December 31, 2017, the Company owed Travellers $15,942 ($20,000 CAD) and incurred unpaid interest of $22,120 ($27,750 CAD), which is included as accrued liabilities on the Company’s balance sheets. Subsequent to the year-end and up to the date of filing, the Company repaid the principal balance of $15,942 ($20,000 CAD).

Furthermore, the Company granted the CEO 3,000,000 restricted stock units (“RSU”), under a new consulting agreement effective January 1, 2017. The RSUs are to vest in three equal installments annually on January 1, 2018, 2019 and 2020. For the year ended December 31, 2017, the Company recognized this executive compensation as management fees expense of $330,000 on this award, representing one third of the total value of the award of $990,000, based on a recent private placement pricing.

During the year, the Company incurred $63,223 ($82,097 CAD) (2016-$31,702; $42,000 CAD) in rent paid under a rental agreement Haute, an Ontario company controlled by the Company’s President.

Effective January 1, 2017, new consulting agreements were finalized for the services of the President and for the CEO. The consulting agreements are for a period of three years, commencing January 1, 2017. For each of these two executive officers, the monthly fees are as follows: $3,986 ($5,000 CAD) for 2017 and $11,966 ($15,000 CAD) for 2018 and 2019. In addition, the CEO was granted 3,000,000 RSUs. The RSUs are to vest in three equal installments annually on January 1, 2018, 2019 and 2020. The Company has also agreed to reimburse each for certain out-of-pocket expenses incurred by each executive officer. And, on April 9, 2018, a new one-year consulting agreement was finalized for the services of the Company’s CFO, effective April 1, 2018, at a monthly rate of $4,783 ($6,000 CAD). The Company has also agreed to reimburse certain out-of-pocket expenses incurred by the CFO.

In addition, the Company has loans payable in the amount of $15,942 ($20,000 CAD) at December 31, 2017, owing to Travellers and bearing interest at the rate of 12% per annum are due on demand and unsecured. As at December 31, 2017, $22,200 ($27,750 CAD) in interest is included in accrued liabilities. The loans were repaid, with accrued interest, subsequent to the year-end, with the final payment made on April 3, 2018.

On April 3, 2018, Travellers provided a further loan to the Company in the amount of $159,420 ($200,000 CAD), due on demand, unsecured and bearing interest at the rate of 12% per annum. On April 4, 2018, a portion of the loan was used to pay its overdue monthly principal and interest instalments on the corporate term loan with PACE, totaling $120,464 ($151,128 CAD). On April 6, 2018, PACE agreed to permit the Company to defer the payment of the April, May and June principal and interest instalments on the corporate term loan, with the interest continuing to accrue during this period.

Further, on April 11, 2018, three directors of the Company, each loaned the Company $19,928 ($25,000 CAD). The loans bear interest at the rate of 12% per annum, are due on demand, unsecured and are to be used for operations.

Item 14. Principal Accounting Fees and Services.

The aggregate fees billed by the Company’s external auditors in each of the last two fiscal years are as follows:

	2017	2016
Audit fees(1)	$26,954	$19,625
Audit-related fees(2)	60,204	30,795
Tax fees	770	758
All other fees	-	-
Total	$87,928	$51,178

(1)	Audit fees consisted of the audit work on annual financial statements.
(2)	Audit-related fees consist principally of reviews of quarterly financial statements and reviews of registration statements.

The Audit Committee Charter provides that the Audit Committee is responsible for the pre-approval of all audit and non-audit services to be provided to the Company by the independent public accountants. The Audit Committee has not, however, adopted any specific policies and procedures for the engagement of non-audit services.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) (1) Consolidated Financial Statements:

The financial statements filed as part of this report are listed separately in the Index to Financial Statements.

(a) (2) Consolidated Financial Statement Schedules:

None

(a) (3) Exhibits:

Exhibit No.	Description

3.1

Form of Certificate of Incorporation of SusGlobal Energy Corp. (filed as Exhibit 3.1 to the Registrant’s Post Effective Amendments for Registration Statement filed with the SEC on June 7, 2017 and incorporated herein by reference).

3.2	Form of Bylaws of SusGlobal Energy Corp. (filed as Exhibit 3.2 to the Registrant’s S-4/A filed with the SEC on December 23, 2016 and incorporated herein by reference).

4.1	Specimen Common Stock certificate (filed as Exhibit 4.1 to the Registrant’s S-4/A filed with the SEC on December 23, 2016 and incorporated herein by reference).

10.1	SusGlobal Stock Option Plan (filed as Exhibit 10.1 to the Registrant’s S-4 filed with the SEC on January 28, 2016 and incorporated herein by reference).

10.2

Executive Chairman Consulting Agreement between SusGlobal Energy corp., Travellers International Inc. and Marc Hazout (filed as Exhibit 10.2 to the Registrant’s S-4 filed with the SEC on January 28, 2016 and incorporated herein by reference).

10.3

CEO Consulting Agreement SusGlobal Energy Corp., Landfill Gas Canada Ltd. and Gerald Hamaliuk (filed as Exhibit 10.3 to the Registrant’s S-4 filed with the SEC on January 28, 2016 and incorporated herein by reference).

10.4

CFO Consulting Agreement between SusGlobal Energy Corp. and Ike Makrimichalos (filed as Exhibit 10.4 to the Registrant’s S-4 filed with the SEC on January 28, 2016 and incorporated herein by reference).

10.5

Financing Agreement with Phoenix Capital Partners Inc. dated December 2, 2015 (filed as Exhibit 10.5 to the Registrant’s S-4 filed with the SEC on January 28, 2016 and incorporated herein by reference).

10.6

Memorandum of Agreement between Syngas SDN BHD and SusGlobal Energy Corp. (filed as Exhibit 10.6 to the Registrant’s S-4/A filed with the SEC on February 13, 2017 and incorporated herein by reference).

10.7	Commercial Lease Agreement between Haute Inc. and SusGlobal Energy Corp. (filed as Exhibit 10.7 to the Registrant’s S-4/A filed with the SEC on December 23, 2016 and incorporated herein by reference).

10.8	Biodigester Expansion and Operation Agreement (filed as Exhibit 10.8 to the Registrant’s S-4/A filed with the SEC on December 23, 2016 and incorporated herein by reference).

10.9	Phoenix Amended Engagement Agreement Dated July 20, 2016 (filed as Exhibit 10.9 to the Registrant’s S-4/A filed with the SEC on February 13, 2017 and incorporated herein by reference).

10.10

Executive Chairman Consulting Agreement between SusGlobal Energy Corp., Travellers International Inc. and Marc Hazout (filed as Exhibit 10.10 to the Registrant’s S-4/A filed with the SEC on February 13, 2017 and incorporated herein by reference).

10.11

CEO Consulting Agreement SusGlobal Energy Corp., Landfill Gas Canada Ltd. and Gerald Hamaliuk (filed as Exhibit 10.11 to the Registrant’s S-4/A filed with the SEC on February 13, 2017 and incorporated herein by reference).

10.12

Commercial Lease Agreement between Haute Inc. and SusGlobal Energy Corp. (filed as Exhibit 10.12 to the Registrant’s S-4/A filed with the SEC on February 13, 2017 and incorporated herein by reference).

10.13

Pace Savings and Credit Union Limited Term Sheet dated December 31, 2016 (filed as Exhibit 10.13 to the Registrant’s S-4/A filed with the SEC on February 13, 2017 and incorporated herein by reference).

10.14

Susglobal Energy Ron Williamson Quarter Horses Inc. 1428245 Ontario Limited Engagement Letter (filed as Exhibit 10.14 to the Registrant’s S-4/A filed with the SEC on February 13, 2017 and incorporated herein by reference).

10.15	Summary of Oral Agreement with Silver Dragon Resources Ltd. (filed as Exhibit 10.15 to the Registrant’s S-4/A filed with the SEC on February 13, 2017 and incorporated herein by reference).

10.16	Summary of Oral Agreement with Travellers International Inc. (filed as Exhibit 10.16 to the Registrant’s S-4/A filed with the SEC on February 13, 2017 and incorporated herein by reference).

10.17

Summary of Oral Agreement with Travellers International Inc. (Summary of Oral Agreement with Travellers International Inc. (filed as Exhibit 10.17 to the Registrant’s S-4/A filed with the SEC on February 13, 2017 and incorporated herein by reference).

10.18

Variable Rate Business Loan Agreement from Borrowers and Guarantor-Marc Hazout (filed as Exhibit 10.18 to the Registrant’s S-4/A filed with the SEC on April 05, 2017 and incorporated herein by reference).

10.19	Business Loan General Security Agreement from SusGlobal Energy Corp. (filed as Exhibit 10.19 to the Registrant’s S-4/A filed with the SEC on April 05, 2017 and incorporated herein by reference).

10.20

Business Loan General Security Agreement from SusGlobal Energy Canada Corp. (filed as Exhibit 10.20 to the Registrant’s S-4/A filed with the SEC on April 05, 2017 and incorporated herein by reference).

10.21

Business Loan General Security Agreement from SusGlobal Energy Canada I Ltd. (filed as Exhibit 10.21 to the Registrant’s S-4/A filed with the SEC on April 05, 2017 and incorporated herein by reference).

10.22	Guarantee and Postponement of Claim by Marc M. Hazout (filed as Exhibit 10.22 to the Registrant’s S-4/A filed with the SEC on April 05, 2017 and incorporated herein by reference).

10.23

Hypothecation of 500,000 Common Shares of SusGlobal Energy Corp. dated January 31, 2017 and executed by Ike Makrimichalos (filed as Exhibit 10.23 to the Registrant’s S-4/A filed with the SEC on April 05, 2017 and incorporated herein by reference).

10.24

Hypothecation of 2,000,000 Common Shares of SusGlobal Energy Corp. dated January 31, 2017 and executed by Vince Ramoutar (filed as Exhibit 10.24 to the Registrant’s S-4/A filed with the SEC on April 05, 2017 and incorporated herein by reference).

10.25

Hypothecation of 3,300,000 Common Shares of SusGlobal Energy Corp. dated January 31, 2017 and executed by Gerald Hamaliuk (filed as Exhibit 10.25 to the Registrant’s S-4/A filed with the SEC on April 05, 2017 and incorporated herein by reference).

10.26

Hypothecation of 1 Common Share of SusGlobal Energy Canada Corp., dated January 29, 2017 and executed by Marc Hazout (filed as Exhibit 10.26 to the Registrant’s S-4/A filed with the SEC on April 05, 2017 and incorporated herein by reference).

10.27

Hypothecation of 1 Common Share of SusGlobal Energy Canada I Ltd., dated January 29, 2017 and executed by Marc Hazout (filed as Exhibit 10.27 to the Registrant’s S-4/A filed with the SEC on April 05, 2017 and incorporated herein by reference).

10.28

Guarantee and Postponement of claim for each of Ike Makrimichalos, Landfill Gas Canada Ltd., and 1370383 Ontario Ltd. (filed as Exhibit 10.28 to the Registrant’s S-4/A filed with the SEC on April 05, 2017 and incorporated herein by reference).

10.29	Variable Rate Business Loan Agreement (filed as Exhibit 10.1 to the Registrant’s Form 10-Q filed with the SEC on November 14, 2017 and incorporated herein by reference)

10.30	Agreement for Line of Credit Loan (filed as Exhibit 10.2 to the Registrant’s Form 10-Q filed with the SEC on November 14, 2017 and incorporated herein by reference).

10.31	Irrevocable Letter of Credit (filed as Exhibit 10.3 to the Registrant’s Form 10-Q filed with the SEC on November 14, 2017 and incorporated herein by reference).

10.32

Business Loan Security Agreement between Pace Savings and SusGlobal Energy Corp. (filed as Exhibit 10.4 to the Registrant’s Form 10-Q filed with the SEC on November 14, 2017 and incorporated herein by reference).

10.33

Business Loan Security Agreement between Pace Savings and SusGlobal Energy Canada Corp. (filed as Exhibit 10.5 to the Registrant’s Form 10-Q filed with the SEC on November 14, 2017 and incorporated herein by reference).

10.34

Business Loan Security Agreement between Pace Savings and SusGlobal Energy Canada I Ltd. (filed as Exhibit 10.6 to the Registrant’s Form 10-Q filed with the SEC on November 14, 2017 and incorporated herein by reference).

10.35

Business Loan Security Agreement between Pace Savings and SusGlobal Energy Belleville Ltd. (filed as Exhibit 10.7 to the Registrant’s Form 10-Q filed with the SEC on November 14, 2017 and incorporated herein by reference).

10.36	Asset Purchase Agreement (filed as Exhibit 10.8 to the Registrant’s Form 10-Q filed with the SEC on November 14, 2017 and incorporated herein by reference).

10.37	Amendment to Asset Purchase Agreement (filed as Exhibit 10.9 to the Registrant’s Form 10-Q filed with the SEC on November 14, 2017 and incorporated herein by reference).

10.38	Second Amendment to the Asset Purchase Agreement (filed as Exhibit 10.10 to the Registrant’s Form 10-Q filed with the SEC on November 14, 2017 and incorporated herein by reference).

10.39	Third Amendment to the Asset Purchase Agreement (filed as Exhibit 10.11 to the Registrant’s Form 10-Q filed with the SEC on November 14, 2017 and incorporated herein by reference).

10.40	Summary of Oral Agreement with Travellers International Inc.*

10.41	CFO Consulting Agreement between SusGlobal Energy Canada Corp. and Ike Makrimichalos*

10.42	Summary of Oral Agreement with Gordon Miller*

10.43	Summary of Oral Agreement with Laurence Zeifman*

10.44	Summary of Oral Agreement with Vincent Ramoutar*

21.1	Subsidiaries of the Registrant *

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Label Linkbase Document*

101.PRE	XBRL Taxonomy Presentation Linkbase Document*

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUSGLOBAL ENERGY CORP.

April 16, 2018	By:	/s/ Gerald Hamaliuk
Gerald Hamaliuk
Chief Executive Officer

April 16, 2018	By:	/s/ Ike Makrimichalos
Ike Makrimichalos
Chief Financial Officer (Principal
Financial and Accounting Officer)

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gerald Hamaliuk*	Chief Executive Officer	April 16, 2018
Gerald Hamaliuk	(principal executive officer) and Director
Board

/s/ Ike Makrimichalos	Chief Financial Officer and	April 16, 2018
Ike Makrimichalos	(principal financial and accounting
officer)

/s/ Marc Hazout	President and Chairman of the Board	April 16, 2018
Marc Hazout

/s/ Vincent Ramoutar	Director	April 16, 2018
Vincent Ramoutar

/s/ Gordon Miller	Director	April 16, 2018
Gordon Miller

/s/ Laurence Zeifman	Director	April 16, 2018
Laurence Zeifman

/s/ Ryan Duffy	Director	April 16, 2018
Ryan Duffy