Form 10-Q
period 2018-03-31
SusGlobal Energy Corp.
filed 2018-05-15
CIK 1652539

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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
Yes [   ]           No [X ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [X ]         No [   ]

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
Yes [   ]           No [X]

The number of shares of the registrant’s common stock outstanding as of May 15, 2018 was 38,723,031 shares.

Explanatory Note: The Company is not required to file reports under Section 13 or 15(d) of the Securities Exchange Act of 1934.

pg. 2

SusGlobal Energy Corp.
INDEX TO FORM 10-Q
For the Three-Month Periods Ended March 31, 2018 and 2017

pg. 3

SUSGLOBAL ENERGY CORP.
CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018 and 2017

(Expressed in United States Dollars)

CONTENTS

Interim Condensed Consolidated Balance Sheets	5
Interim Condensed Consolidated Statements of Operations and Comprehensive Loss	6
Interim Condensed Consolidated Statements of Stockholders’ Deficit	7
Interim Condensed Consolidated Statements of Cash Flows	8
Notes to the Interim Condensed Consolidated Financial Statements	9

pg. 4

SusGlobal Energy Corp.
Interim Condensed Consolidated Balance Sheets
As at March 31, 2018 and December 31, 2017
(Expressed in United States Dollars)
(unaudited)

	March 31, 2018	December 31, 2017
ASSETS
Current Assets
Cash and cash equivalents	$-	$126,117
Trade receivables	65,134	192,194
Inventory	67,210	53,964
Prepaid expenses and deposits	7,993	53,719

Total Current Assets	140,337	425,994

Intangible Assets (note 6)	143,122	147,100

Long-lived Assets, net (note 7)	3,859,754	3,864,588
Total Assets	$4,143,213	$4,437,682

LIABILITIES AND STOCKHOLDERS’
DEFICIENCY
Current Liabilities
Bank overdraft	$119	$-
Accounts payable (note 8)	424,811	413,442
Accrued liabilities (note 8)	382,659	347,417
Current portion of long-term debt (note 9)	1,739,778	1,828,900
Current portion of obligations under capital lease (note 10)	89,716	59,204
Loans payable to related party (note 11)	-	15,942

Total Current Liabilities	2,637,083	2,664,905

Long-Term Liabilities
Long-term debt (note 9)	2,269,756	2,332,535
Obligations under capital lease (note 10)	284,515	160,580
Total Long-term Liabilities	2,554,271	2,493,115
Total Liabilities	5,191,354	5,158,020
Stockholders’ Deficiency
Preferred stock, $.0001 par value, 10,000,000 authorized, none issued and outstanding
Common stock, $.0001 par value, 150,000,000 authorized, 38,633,031 (2017-37,393,031) shares issued and outstanding (note 12)	3,864	3,740
Additional paid-in capital	4,129,187	3,576,111
Subscriptions payable	-	178,200
Stock compensation reserve	82,500	330,000
Accumulated deficit	(5,143,913)	(4,660,296)
Accumulated other comprehensive loss	(119,779)	(148,093)

Stockholders’ deficiency	(1,048,141)	(720,338)

Total Liabilities and Stockholders’ Deficiency	$4,143,213	$4,437,682

Going concern (note 2)
Commitments (note 13)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

pg. 5

SusGlobal Energy Corp.
Interim Condensed Consolidated Statements of Operations and Comprehensive Loss
For the three-month periods ended March 31, 2018 and 2017
(Expressed in United States Dollars)
(unaudited)

	For the three-months ended	For the three-months ended
	March 31, 2018	March 31, 2017

Revenue	$132,721	$-

Cost of Sales

Opening inventory	53,964	-
Depreciation	94,043	-
Wages and benefits	40,059	-
Equipment rental, delivery and repairs and maintenance	35,040	-
Utilities	22,200	-
Outside contractors	3,844	-
	249,150	-
Less: closing inventory	(67,210)	-
Total cost of sales	181,940	-

Gross loss	(49,219)	-

Operating expenses

Financing costs	-	882,153
Management fees (note 8)	172,674	123,297
Interest expense (note 8)	85,240	20,590
Professional fees	60,822	51,985
Office and administration	51,084	19,698
Rent and occupancy (note 8)	34,201	11,426
Insurance	15,119	14,966
Repairs and maintenance	8,009	-
Filing fees	6,458	3,889
Directors compensation	791	11,600
Contribution to Advanced Water Technology Program (note 13 (c))	-	71,017
Total operating expenses	434,398	1,210,621

Net loss	(483,617)	(1,210,621)
Other comprehensive income (loss)
Foreign exchange income (loss)	28,314	(7,843)

Comprehensive loss	$(455,303)	$(1,218,464)

Net loss per share-basic and diluted	$(0.01)	$(0.03)

Weighted average number of common shares outstanding- basic and diluted	38,556,254	35,698,036

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

pg. 6

SusGlobal Energy Corp.
Interim Condensed Consolidated Statements of Changes in Stockholders’ Deficiency
For the three-month period ended March 31, 2018 and year ended December 31, 2017
(Expressed in United States Dollars)
(unaudited)

	Number of	Common	Additional Paid-	Share	Stock	Accumulated	Accumulated Other	Stockholders’
	Shares	Shares	in Capital	Subscriptions	Compensation	Deficit	Comprehensive	Deficiency
				Payable	Reserve		Loss

Balance – December 31, 2016	34,128,910	$2,004,407	$-	$-	$-	$(2,447,815)	$(41,745)	$(485,153)
Shares issued to directors	40,000	11,600	-	-	-	-	-	11,600
Shares issued to employee	5,000	1,450	-	-	-	-	-	1,450
Shares issued for consulting services	15,000	4,950	-	-	-	-	-	4,950
Shares issued on exercise of offer to acquire shares	115,000	11,500	-	-	-	-	-	11,500
Shares issued to agents on financing	1,620,000	469,800	-	-	-	-	-	469,800
Shares issued on private placement, net of share issue costs	329,176	98,048	-	-	-	-	-	98,048
Reallocation between common shares and additional paid-in capital	-	(2,598,130)	2,598,130	-	-	-	-	-
Shares issued to directors	40,000	4	13,196	-	-	-	-	13,200
Shares issued as compensation for director nomination	20,000	2	6,598	-	-	-	-	6,600
Shares issued to employee	4,000	1	3,999	-	-	-	-	4,000
Shares issued for consulting services	20,000	2	19,998	-	-	-	-	20,000
Shares issued for private placement compensation	5,000	1	4,999	-	-	-	-	5,000
Shares issued on acquisition of assets	529,970	53	529,917					529,970
Shares issued on private placement, net of share issue costs	520,975	52	399,274	-	-	-	-	399,326
Stock compensation expensed on vesting of stock award	-	-	-	-	330,000	-	-	330,000
Proceeds received on shares yet to be issued	-	-	-	178,200	-	-	-	178,200
Other comprehensive loss	-	-	-	-	-	-	(106.348)	(106,348)
Net loss	-	-	-	-	-	(2,212,481)	-	(2,212,481)
Balance – December 31, 2017	37,393,031	3,740	3,576,111	178,200	330,000	(4,660,296)	(148,093)	(720,338)
Shares issued for proceeds previously received	190,000	19	178,181	(178,200)	-	-	-	-
Shares issued on vesting of 2017 stock award	1,000,000	100	329,900	-	(330,000)	-	-	-
Shares issued for private placement, net of share issue costs	50,000	5	44,995	-	-	-	-	45,000
Stock compensation expensed on vesting of stock award	-	-	-	-	82,500	-	-	82,500
Other comprehensive income	-	-	-	-	-	-	28,314	28,314
Net loss-March 31, 2018	-	-	-	-	-	(483,617)	-	(483,617)
Balance-March 31, 2018	38,633,031	$3,864	$4,129,187	$-	$82,500	$(5,143,913)	$(119,779)	$(1,048,141)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

pg. 7

SusGlobal Energy Corp.
Interim Condensed Consolidated Statements of Cash Flows
For the three-month periods ended March 31, 2018 and 2017
(Expressed in United States Dollars)
(unaudited)

	March 31, 2018	March 31, 2017
		as adjusted

Cash flows from operating activities
Net loss	$(483,617)	$(1,210,621)
Adjustments for:
Depreciation	94,354	147
Amortization of intangible asset	50	50
Non-cash financing fees	-	469.800
Stock-based compensation	82,500	95,550
Changes in non-cash working capital:
Trade receivables	124,296	10,325
Inventory	(14,994)	-
Prepaid expenses and deposits	45,156	15,334
Accounts payable	22,968	(81,904)
Accrued liabilities	45,499	(19,772)
Net cash used in operating activities	(83,788)	(721,091)

Cash flows from investing activities
Disposal of term deposit	-	151,100
Net cash provided by investing activities	-	151,100

Cash flows from financing activities
Bank overdraft	119	-
Advances of long-term debt	-	1,203,040
Repayment of long-term debt	(40,441)	-
Repayments of obligations under capital lease	(32,173)	-
Repayments of loans payable to related parties	(15,820)	(61,951)
Private placement proceeds (net of share issue costs)	45,000	15,763
Subscriptions payable proceeds (net of share issue costs)	-	13,811
Net cash (used in) provided by financing activities	(43,315)	1,170,663

Effect of exchange rate on cash	986	(453)
(Decrease) increase in cash	(126,117)	600,219
Cash and cash equivalents-beginning of period	126,117	1,774
Cash and cash equivalents-end of period	$-	$601,993

Supplemental Cash Flow Disclosures:

Interest paid	$62,932	$16,482
Income taxes paid	-	-

(i)	Refer to note 10, obligations under capital lease, for details on the non-cash purchase of certain long-lived assets

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

pg. 8

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2018 and 2017
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

2. Going Concern

The interim condensed consolidated financial statements have been prepared in accordance with US GAAP, which assumes that the Company will be able to meet its obligations and continue its operations for the next twelve months.

As at March 31, 2018, the Company had a working capital deficit of $2,496,746 (December 31, 2017-$2,238,911), incurred a net loss of $483,617 (2017-$1,210,621) for the three months ended March 31, 2018 and had an accumulated deficit of $5,143,913 (December 31, 2017-$4,660,296) and expects to incur further losses in the development of its business. These factors cast substantial doubt as to the Company’s ability to continue as a going concern, which is dependent upon its ability to obtain the necessary financing to further the development of its business, satisfy its obligations to PACE and upon achieving profitable operations. Management believes that the Company will be able to obtain the necessary funding by equity or debt; however, there is no assurance of funding being available or available on acceptable terms. Realization values may be substantially different from carrying values as shown.

On April 4, 2018, the Company paid its overdue monthly principal and interest instalments on its corporate term loan with PACE, which were due February 13 and March 13, 2018. On April 6, 2018, PACE agreed to permit the Company to defer the April, May and June principal and interest instalments on the corporate term loan, with interest continuing to accrue during this period.

pg. 9

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2018 and 2017
(Expressed in United States Dollars)
(unaudited)

2. Going Concern, (continued)

These interim condensed consolidated financial statements do not include any adjustments to reflect the future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result if the Company was unable to continue as a going concern.

3. Significant Accounting Policies

These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the years ended December 31, 2017 and 2016.

Recently Adopted Accounting Pronouncements:

On January 1, 2018, the Company adopted accounting standards (“ASU”) update No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash”. The Company now includes restricted cash as part of cash and cash equivalents. The Company has adopted this policy on a retrospective basis. The reference to restricted cash included in the interim condensed consolidated statements of cash flow for the three-month period ended March 31, 2017, has been reclassified to cash and cash equivalents at the end of this prior period.

On January 1 2018, the Company adopted ASU No. 2014-09, Revenue from Contracts with Customers, which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers that supersedes most current revenue recognition guidance. The updated guidance, and subsequent clarifications, collectively referred to as accounting standards codification (“ASC”) 606, require an entity to recognize revenue when it transfers control of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. In addition, the guidance requires the disclosure of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The Company adopted this standard, utilizing the modified retrospective approach, with the cumulative effect of initially applying the new standard recognized in deficit. Accordingly, comparative prior period information has not been restated and continues to be reported under that accounting standard. The adoption of ASC 606 had no impact on the Company’s interim condensed consolidated balance sheets as of January 1, 2018.

On January 1, 2018, the Company adopted ASU No. 2017, Compensation-Stock Compensation: Topic 718: Scope of Modification Accounting (ASU 2017-09) to provide clarity and reduce both the (1) diversity in practice and (2) cost and complexity when changing the terms or conditions of share-based payment awards. Under ASU 2017-09, modification accounting is required to be applied unless all of the following are the same immediately before and after the change:

1.	The award’s fair value (or calculated value or intrinsic value if those measurement methods are used).
2.	The award’s vesting conditions.
3.	The award’s classification as an equity or liability instrument.

The adoption of ASC 606 had no impact on the Company’s interim condensed consolidated balance sheets as of January 1, 2018.

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

pg. 10

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2018 and 2017
(Expressed in United States Dollars)
(unaudited)

4. Recent Accounting Pronouncements, (continued)

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

5. Financial Instruments

The carrying value of cash, term deposit, trade receivables, certain deposits under prepaid expenses and deposits, accounts payable and accrued liabilities approximated their fair values as of March 31, 2018 and December 31, 2017 due to their short-term nature. The carrying value of the long-term debt, obligations under capital lease and loans payable to related party approximated their fair value due to their market interest rates.

Interest, Credit and Concentration Risk

In the opinion of management, the Company is exposed to significant interest rate risk on its variable rate credit facilities of $4,009,534 ($5,169,591 CAD) (December 31, 2017-$4,161,435; $5,220,719 CAD). As at March 31, 2018, the Company is exposed to concentration risk as it had three customers (December 31, 2017-four customers) representing greater than 5% of total trade receivables and three customers (December 31, 2017-four customers) represented 84% (December 31 2017-91%) of trade receivables. The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue. These customers accounted for 93% (13%, 20% and 60%) (March 31, 2017-nil) of total revenue.

Liquidity Risk

Liquidity risk is the risk that the Company is unable to meet its obligations as they fall due. The Company takes steps to ensure it has sufficient working capital and available sources of financing to meet future cash requirements for capital programs and operations.

pg. 11

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2018 and 2017
(Expressed in United States Dollars)
(unaudited)

5. Financial Instruments, (continued)

The Company intends to continue to raise funds through the issuance of common shares under a private placement, to ensure it has sufficient access to cash to meet current and foreseeable financial requirements. The Company actively monitors its liquidity to ensure that its cash flows and working capital are adequate to support its financial obligations and the Company’s capital programs.

Currency Risk

Although the Company’s functional currency is the CAD, the Company realizes a portion of its expenses in USD. Consequently, certain assets and liabilities are exposed to foreign currency fluctuations. As at March 31, 2018, $19,120 (2017-$6,057) of the Company’s net monetary liabilities were denominated in USD. The Company has not entered into any hedging transactions to reduce the exposure to currency risk.

6. Intangible Assets

	March 31, 2018	December 31, 2017
Technology License (net of accumulated amortization of $581 (2017- $531))	$1,420	$1,470
Environmental compliance approvals-indefinite life	141,702	145,630
	$143,122	$147,100

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

7. Long-lived Assets, net

	March 31, 2018		December 31, 2017
	Cost	Accumulated	Net book value	Net book value
		depreciation
Composting buildings	$2,280,848	$74,858	$2,205,990	$2,302,651
Gore cover system	909,003	49,238	859,765	906,953
Driveway and paving	359,491	15,578	343,913	360,835
Machinery and equipment	47,312	7,397	39,915	44,667
Equipment under capital lease	427,573	34,754	392,819	229,561
Office trailer	6,592	1,071	5,521	6,182
Computer equipment	5,304	2,425	2,879	3,368
Computer software	7,136	1,933	5,203	6,264
Automotive equipment	1,551	194	1,357	1,514
Signage	2,633	241	2,392	2,593
	$4,047,443	$187,689	$3,859,754	$3,864,588

pg. 12

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2018 and 2017
(Expressed in United States Dollars)
(unaudited)

7. Long-lived Assets, net, (continued)

Included above are certain assets of Astoria acquired from BDO under the APA, which closed on September 15, 2017. The purchase price for the purchased assets, including composting buildings, gore cover system, driveway and paving, certain machinery and equipment, an office trailer, certain computer equipment and computer software consisted of cash of $3,038,258 ($3,917,300 CAD) and 529,970 restricted common shares of the Company, determined to be valued at $529,970 ($700,000 CAD), based on recent private placement pricing. In addition, legal costs in connection with acquiring the assets of $22,689 ($29,253 CAD), are included in the cost of the composting buildings. The purchase price was allocated to the assets acquired based on their estimated relative fair value as at the date the assets were acquired.

8. Related Party Transactions

During the three-month period ended March 31, 2018, the Company incurred $35,595 ($45,000 CAD) (2017-$11,133; $15,000 CAD) in management fees expense with Travellers International Inc. (“Travellers”), an Ontario company controlled by a director and president of the Company (the “President”); $35,595 ($45,000 CAD) (2017-$11,133; $15,000 CAD) in management fees expense with Landfill Gas Canada Ltd. (“LFGC”), an Ontario company controlled by a director and chief executive officer of the Company (the “CEO”); $ 9,492 ($12,000 CAD) (2017-$9,066; $12,000 CAD) in management fees expense with the Company’s chief financial officer (the “CFO”); and $9,492 ($12,000 CAD) (2017-$9,065; $12,000 CAD) in management fees expense with the Company’s vice-president of corporate development (the “VPCD”). As at March 31, 2018, unpaid remuneration and unpaid expenses in the amount of $120,858 ($155,825 CAD) (December 31, 2017-$111,426; $139,789 CAD) is included in accounts payable and $164,640 ($212,275 CAD) (December 31, 2017-$102,935; $129,137 CAD) is included in accrued liabilities.

In addition, during the three-month period ended March 31, 2018, the Company incurred interest expense of $293 ($371 CAD) (2017-$5,488; $7,265 CAD) on the outstanding loans from Travellers. As at March 31, 2018, interest of $9,307 ($12,000 CAD) (December 31, 2017-$22,120; $27,750 CAD) is included in accrued liabilities.

During the three-month period ended March 31, 2018, the Company incurred $15,500 ($19,595 CAD) (2017-$11,426; $15,124 CAD) in rent paid under a rental agreement to Haute Inc. (“Haute”), an Ontario company controlled by the President.

Furthermore, the Company granted the CEO 3,000,000 restricted stock units (“RSU”), under a consulting agreement effective January 1, 2017. On January 1, 2018, 1,000,000 RSUs were exchanged into 1,000,000 common stock. The RSUs for the remaining two installments are to vest annually on January 1, 2019 and 2020.

For the three-month period ended March 31, 2018, the Company recognized this executive compensation as management fees of $82,500 (2017-$82,500) on this award, representing one twelfth of the total value of the award of $990,000, based on a recent private placement pricing.

9. Long-Term Debt

	Credit	Credit	Credit	Corporate	2018	2017
	Facility	Facility	Facility	Term	Total	Total
				Loan
	(a)	(b)	(c)	(d)
Long-Term Debt	$795,870	$445,090	$38,780	$2,729,794	$4,009,534	$4,161,435
Current portion	(795,870)	(445,090)	(38,780)	(460,038)	(1,739,778)	(1,828,900)
Long-term Debt	$-	$-	$-	$2,269,756	$2,269,756	$2,332,535

pg. 13

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2018 and 2017
(Expressed in United States Dollars)
(unaudited)

9. Long-Term Debt, (continued)

(a)

Effective January 1, 2017, the Company obtained a Line of Credit to a maximum of $4,265,800 ($5,500,000 CAD) with PACE. The Line of Credit was to be advanced in tranches to allow for the funding of engineering, permitting, construction costs and equipment purchases for the BioGrid Project located near Owen Sound, Ontario, Canada. On February 2, 2017, the company received the first advance in the amount of $1,240,960 ($1,600,000 CAD). The Line of Credit is due on February 2, 2019 and is one of multiple credit facilities. The facility continues to be presented as a current liability due to the violation of the terms of the financing agreement with PACE, as discussed below in section (d).

The credit facility bears interest at the PACE base rate plus 1.25% per annum, currently 8% per annum, payable on a monthly basis, interest only. The credit facility is secured by a business loan general security agreement, a $1,240,960 ($1,600,000 CAD) personal guarantee from the President and a charge against the Company’s premises lease. Also pledged as security are the shares of the wholly-owned subsidiaries, a pledge of 3,300,000 of the Company’s shares held by LFGC, 500,000 of the Company’s shares held by the CFO, 2,000,000 of the Company’s shares held by a director’s company and a limited recourse guarantee by each of these parties. The credit facility is fully open for prepayment at any time without notice or bonus.

(b)

On June 15, 2017, PACE loaned the Company $465,360 ($600,000 CAD) under a variable rate business loan agreement, for its bid for the purchase of the assets of Astoria on the same terms, conditions and security as the Line of Credit above, except that the loan is due May 31, 2018.

(c)

On August 4, 2017, PACE loaned the Company $38,780 ($50,000 CAD) under a variable rate business loan agreement to satisfy an outstanding liability on the same terms, conditions and security of the Line of Credit above, except that the loan is due February 4, 2019. The facility continues to be presented as a current liability due to the violation of the terms of the financing agreement with PACE, as discussed below in section (d).

(d)

On September 13, 2017, PACE loaned the Company $2,888,448 ($3,724,147 CAD) under a corporate term loan. The funds were used for the purpose of acquiring certain assets of Astoria from the court appointed receiver on September 15, 2017. The corporate term loan bears interest at the PACE base rate plus 1.25% per annum, currently 8% per annum, payable in monthly blended instalments of principal and interest of $58,607 ($75,564 CAD), due September 13, 2022. The corporate term loan is secured by a business loan general security agreement representing a floating charge over the assets and undertakings of the Company, a first priority charge under a registered debenture and a lien registered under the Personal Property Security Act in the amount of $3,103,159 ($4,000,978 CAD) against the assets including inventory, accounts receivable and equipment. The corporate term loan also included an assignment of existing contracts included in the APA.

As noted under subsequent events note 15(a), on April 4, 2018, the Company paid its overdue monthly principal and interest instalments on this corporate term loan, which were due February 13 and March 13, 2018. On April 6, 2018, PACE agreed to permit the Company to defer its April, May and June principal and interest instalments on the corporate term loan, with the interest continuing to accrue during this period.

Repayments are as follows:

For the nine months ending December 31, 2018	$1,610,941
For the year ending December 31, 2019	530,660
For the year ending December 31, 2020	574,331
For the year ending December 31, 2021	622,373
For the year ending December 31, 2022	671,229
Total	$4,009,534

pg. 14

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2018 and 2017
(Expressed in United States Dollars)
(unaudited)

9. Long-Term Debt, (continued)

For the three-month period ended March 31, 2018, $80,775 ($102,118 CAD) (2017-$15,102; $19,989 CAD) in interest was charged.

10. Obligations under Capital Lease

				March 31,	December 31,
				2018	2017
	(a)	(b)	(c)	Total	Total
Obligations under Capital Lease	$7,698	$189,179	$177,354	$374,231	$219,784
Less: current portion	(7,698)	(44,238)	(37,780)	(89,716)	(59,204)
Obligations under Capital Lease	$-	$144,941	$139,574	$284,515	$160,580

(a)

On September 21, 2017, the Company finalized a lease agreement for certain equipment for its organic composting facility in the amount of $13,325 ($17,180 CAD). The lease agreement requires monthly blended instalments of principal and interest of $983 ($1,268 CAD) at a monthly interest rate of 5.95%, due November 10, 2018.

(b)

On October 30, 2017, the Company finalized a lease agreement for certain equipment, which commenced on October 30, 2017, in the amount of $222,326 ($286,650 CAD). The lease agreement matures on September 30, 2021, with monthly blended instalments of principal and interest of $4,530 ($5,840 CAD), plus applicable harmonized sales taxes and an option to purchase the equipment for a final payment of $22,182 ($28,600 CAD), plus applicable harmonized sales taxes on October 31, 2021. The leasing agreement bears interest at the rate of 5.982% annually, compounded monthly.

(c)

On February 16, 2018, the Company finalized a lease agreement on one of its mobile equipment, which was on monthly rental. The lease is for a period of forty-eight months, with the first two monthly instalments of $7,756 ($10,000 CAD), plus applicable harmonized sales taxes, followed by forty-six monthly blended instalments of principal and interest of $3,970 ($5,118 CAD), plus applicable harmonized sales taxes. The Company has the option to purchase the equipment on the forty-ninth month for an amount of $19,142 ($24,680 CAD), plus applicable harmonize sales taxes. The leasing agreement bears interest at the rate of 6.15% annually, compounded monthly, due January 27, 2022.

The lease liabilities are secured by the equipment under capital lease as described in note 7.

Minimum lease payments are as follows:

For the nine-month period ended December 31, 2018	$84,363
For the year ended December 31, 2019	101,990
For the year ended December 31, 2020	101,990
For the year ended December 31, 2021	110,583
For the year ended December 31, 2022	23,111
422,037
Less: imputed interest	(47,806)
Total	$374,231

For the three-month period ended March 31, 2018, $4,172 (5,274 CAD) (December 31, 2017-$2,200; $2,857 CAD)) in interest was charged.

pg. 15

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2018 and 2017
(Expressed in United States Dollars)
(unaudited)

11. Loans Payable to Related Party

	March 31, 2018	December 31, 2017
Travellers International Inc.	$-	$15,942

Loans payable in the amount of $nil ($nil CAD) (December 31, 2017-$15,942; $20,000 CAD), owing to Travellers and bearing interest at the rate of 12% per annum, are due on demand and unsecured. As at March 31, 2018, $9,307 ($12,000 CAD) (December 31, 2017-$22,120; $27,750 CAD) in interest is included in accrued liabilities. The accrued interest on the loans was repaid subsequent to March 31, 2018. See under subsequent events note 15(a) for an additional loan from Travellers.

During the three-month period ended March 31, 2018, $293 ($371 CAD) (2017-$15,056; $19,550 CAD) in interest was charged.

12. Capital Stock

At March 31, 2018, the Company had 150,000,000 of common shares authorized with a par value of $.0001 per share and 38,633,031 (2017-37,393,031) common shares issued and outstanding.

During the three-month period ended March 31, 2018, the Company raised $45,000 (December 31, 2017-$497,374) cash on a private placement, net of share issue costs of $5,000 (2017-$48,100), on the issuance of 50,000 (December 31, 2017-850,151) common shares of the Company. In addition, during the three-month period ended March 31, 2018, the Company issued 190,000 common shares of the Company, on $178,200 cash received on a private placement received prior to December 31, 2017, net of share issue costs of $11,800.

During the prior year, on January 5, 2017 and January 30, 2017, the Company issued, in total, 1,620,000 common shares of the Company, determined to be valued at $469,800, to agents for their services in assisting in establishing the Line of Credit (see note 9(a)). On each of January 30, 2017 and June 8, 2017, the Company issued a total of 40,000 common shares to two new directors, determined to be valued at $11,600 and $13,200 respectively.

On February 6, 2017, the Company issued 5,000 common shares and on August 23, 2017, the Company issued 4,000 common shares to a current employee for services and a new employee as an incentive to join the Company, respectively, determined to be valued at $1,450 and $4,000, respectively and included under office and administration in the consolidated statements of operations and comprehensive loss. On May 9, 2017, the Company issued 15,000 common shares, on June 8, 2017, another 20,000 common shares and then on August 23, 2017, a further 20,000 common shares to consultants for their services, determined to be valued at $4,950, $6,600 and $20,000 respectively. These services were included in professional fees in the consolidated statements of operations and comprehensive loss. On May 9, 2017, the Company issued 115,000 common shares on the exercise of the offer to acquire common shares at a price of $0.10 per common share by the VPCD. On September 5, 2017, the Company issued 5,000 common shares as compensation for a private placement, determined to be valued at $5,000. The services provided by the four new directors are included as directors’ compensation in the consolidated statements of operations and comprehensive loss. In addition, on September 11, 2017, the Company issued 529,970 common shares on the acquisition of assets, determined to be valued at $529,970 ($700,000 CAD), based on recent private placement pricing (see note 7).

All non-cash transactions were valued based on the proceeds of a recent private placement.

The Company also granted the CEO 3,000,000 restricted stock units (“RSU”), under a new consulting agreement effective January 1, 2017. The RSUs are to vest in three equal installments annually on January 1, 2018, 2019 and 2020. For the three-month period ended March 31, 2018, the Company recognized this executive compensation as 1,000,000 common shares and management fees of $82,500 on this award.

pg. 16

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2018 and 2017
(Expressed in United States Dollars)
(unaudited)

13. Commitments

a)

Effective January 1, 2017, new consulting agreements were finalized for the services of the President and for the CEO. The consulting agreements are for a period of three years, commencing January 1, 2017. For each of these two executive officers, the monthly fees are as follows: $3,878 ($5,000 CAD) for 2017 and $11,634 ($15,000 CAD) for 2018 and 2019. In addition, the CEO was granted 3,000,000 RSUs on January 1, 2017. On January 1, 2018, 1,000,000 RSUs were exchanged into 1,000,000 common stock. The RSUs of the remaining two installments are to vest annually on January 1, 2019 and 2020. The Company has also agreed to reimburse certain out-of-pocket expenses incurred by each executive officer. The future minimum commitment under these consulting agreements, is as follows:

For the nine-month period ending December 31, 2018	$209,412
For the year ending December 31, 2019	279,216
$488,628

b)

Effective January 1, 2017, the Company entered into a new three-year premises lease agreement with Haute at a monthly amount of $3,102 ($4,000 CAD) for 2017, $ 3,878 ($5,000 CAD) for 2018 and $4,654 ($6,000 CAD) for 2019. The Company is also responsible for all expenses and outlays in connection with its occupancy of the leased premises, including, but not limited to utilities, realty taxes and maintenance. The future minimum commitment under this premises lease agreement is as follows:

For the nine-month period ending December 31, 2018	$34,902
For the year ending December 31, 2019	55,848
$90,750

c)

The Company is a partner in a business led collaboration in the water sector, a program known as the Advanced Water Technologies (“AWT”) Program. This program is administered by the Southern Ontario Water Consortium to assist small and medium sized business in the Province of Ontario, Canada, leverage world-class research facility and academic expertise to develop and demonstrate water technologies for successful introduction to market. The Company’s commitment under this program is as follows:

For the nine-month period ending December 31, 2018	$18,503

The Company has already completed and provided its commitment for the first year of the program which ended March 31, 2017, which consisted of professional fees of $7,217 ($9,432 CAD) and a contribution to the capital requirements of the program, totaling $71,017 ($94,000 CAD), for equipment to be used in the AWT Program and to be retained by Fleming College, an academic institution. The Company’s commitment in the amount of $19,558 ($25,217 CAD) for the second year of the program which ended March 31, 2018, is included under accounts payable in the interim condensed consolidated balance sheets.

d)

The Company was assigned the land lease on the purchase of certain assets of Astoria. The land lease, which comprises 13.88 acres in Roslin, Ontario, Canada, has a term expiring March 31, 2034. The basic monthly rent on the net lease is $2,327 ($3,000 CAD) and is subject to adjustment based on the consumer price index as published by Statistics Canada (“CPI”). To date, no adjustment for CPI has been charged by the landlord. The Company is also responsible for any property taxes, maintenance, insurance and utilities. In addition, the Company has the right to extend the lease for five further terms of five years each and one further term of five years less one day. The future minimum commitment under this land lease (excluding any CPI adjustment) is as follows:

pg. 17

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2018 and 2017
(Expressed in United States Dollars)
(unaudited)

13. Commitments, (continued)

For the nine-month period ending December 31, 2018	$20,943
For the year ending December 31, 2019	27,924
For the year ending December 31, 2020	27,924
For the year ending December 31, 2021	27,924
For the year ending December 31, 2022	27,924
Thereafter	342,069
$474,708

e)

On April 9, 2018, a new one-year consulting agreement was finalized for the services of the Company’s CFO, effective April 1, 2018, at a monthly rate of $4,654 ($6,000 CAD). The Company has also agreed to reimburse certain out-of-pocket expenses incurred by the CFO. The future minimum commitment under this agreement is as follows:

For the nine-month period ending December 31, 2018	41,886
For the year ending December 31, 2019	13,962
$55,848

f)

PACE has provided the Company a letter of credit in favor of the Ministry of the Environment and Climate Change (“MOECC”) in the amount of $214,710 ($276,831 CAD) and, as a security, has registered a charge of lease over the premises, located at 704 Phillipston Road, Roslin, Ontario, Canada. The Company is required to provide for environmental remediation and clean-up costs for its organic composting facility. The letter of credit is a requirement of the MOECC and is in connection with the financial assurance provided by the Company for it to be in compliance with the MOECCs environmental objectives. The MOECC regularly evaluates the Company’s organic composting facility to ensure compliance is adhered to and the letter of credit is subject to change by the MOECC. Since the fair value of the environmental remediation costs cannot be determined at this time, no estimate of such costs has been recorded in the accounts. As of March 31, 2018, the MOECC has not drawn on the letter of credit

14. Economic Dependence

The Company generates 93% of its revenue from three customers. The Company’s ability to continue operations is dependent on continuing to generate a similar amount of revenue from these customers.

pg. 18

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2018 and 2017
(Expressed in United States Dollars)
(unaudited)

15. Subsequent Events

The Company’s management has evaluated subsequent events up to May 15, 2018, the date the interim condensed consolidated financial statements were issued, pursuant to the requirements of ASC 855 and has determined the following to be material subsequent events:

(a)

On April 3, 2018, Travellers provided a further loan to the Company in the amount of $155,120 ($200,000 CAD), due on demand, unsecured and bearing interest at the rate of 12% per annum. On April 4, 2018, a portion of the loan was used to pay its overdue monthly principal and interest instalments on the corporate term loan with PACE, totaling $117,215 ($151,128 CAD), which were due February 13 and March 13, 2018. On April 6, 2018, PACE agreed to permit the Company to defer its April, May and June principal and interest instalments on the corporate term loan, with the interest continuing to accrue during this period.

(b)	On April 9, 2018, a new one-year consulting agreement was finalized for the services of the Company’s CFO, effective April 1, 2018, at a monthly rate of $4,654 ($6,000 CAD).

(c)

On April 11, 2018, three directors of the Company, each loaned the Company $19,390 ($25,000 CAD). The loans bear interest at the rate of 12% per annum, are due on demand, unsecured and are to be used for operations.

(d)	Subsequent to March 31, 2018, the Company raised $85,000 on a private placement, net of share issue costs of $5,000, on the issuance of 90,000 common shares.

16. Comparative Figures

Certain of the prior period’s comparative figures have been reclassified to conform to the current period’s presentation.

pg. 19

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

Growth and percentage comparisons made herein generally refer to the three-month period ended March 31, 2018 compared with the three-month period ended March 31, 2017 unless otherwise noted. Unless otherwise indicated or unless the context otherwise requires, all references in this document to "we, "us, "our," the "Company," and similar expressions refer to SusGlobal Energy Corp., and depending on the context, its subsidiaries.

SPECIAL NOTICE ABOUT GOING CONCERN AUDIT OPINION

OUR AUDITOR ISSUED AN OPINION EXPRESSING SUBSTANTIAL DOUBT AS TO OUR ABILITY TO CONTINUE IN BUSINESS AS A GOING CONCERN FOR THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016. YOU SHOULD READ THIS QUARTERLY REPORT ON FORM 10-Q WITH THE “GOING CONCERN” ISSUES IN MIND.

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

pg. 20

OVERVIEW

The following organization chart sets forth our wholly-owned subsidiaries:

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

pg. 21

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

RECENT BUSINESS DEVELOPMENTS

Asset Purchase

On September 15, 2017, the Company closed the purchase of certain assets from Astoria Organic Matters Ltd., and Astoria Organic Matters Canada LP (“Astoria”), under the asset purchase agreement (the “APA”) from the court appointed receiver of Astoria, BDO Canada Limited. The purchase price for the composting buildings, Gore cover system, driveway and paving, office trailer, certain machinery and equipment, computer equipment, computer software and intangible assets consisted of cash of $3,179,960 ($4,100,000 CAD), funded by PACE Savings and Credit Union Limited (“PACE”) and 529,970 restricted common shares of the Company, determined to be valued at $529,970 ($700,000 CAD) based on recent private placement pricing. In addition, legal costs in connection with acquiring the assets of $22,689 ($29,253 CAD) are included in the cost of the organic composting facility. In addition, the Company purchased certain accounts receivable which it was required to collect, totaling $135,068 ($174,147 CAD) and a deposit with a local municipality in the amount of $38,780 ($50,000 CAD).

pg. 22

Financing Agreement with PACE

Effective January 1, 2017, the Company obtained a Line of Credit of up to $4,265,800 ($5,500,000 CAD) with PACE. The Line of Credit was to be advanced in tranches to allow for the funding of engineering, permitting, construction costs and equipment purchases for a project located near Owen Sound, Ontario, Canada, (the “BioGrid Project”). On February 2, 2017, the company received the first advance in the amount of $1,240,960 ($1,600,000 CAD). The Line of Credit was due on February 2, 2018. The Line of Credit is now one of multiple credit facilities. During the three months ended March 31, 2018, PACE extended the due date on this credit facility to February 2, 2019, with all other terms, conditions and security unchanged.

The Line of Credit and all other credit facilities with PACE, bear interest at the PACE base rate plus 1.25% per annum, currently 8% per annum, payable on a monthly basis, interest only. The Line of Credit is secured by a business loan general security agreement, a $1,240,960 ($1,600,000 CAD) personal guarantee from the President and a charge against the Company’s premises lease. Also pledged as security are the shares of the wholly-owned subsidiaries and a pledge of 3,300,000 shares of the Company held by Landfill Gas Canada Ltd. (“LFGC”), an Ontario company controlled by a director and chief executive officer of the Company (the “CEO”), 500,000 shares of the Company held by the chief financial officer (the “CFO”) and 2,000,000 shares of the Company held by a director’s company, and a limited recourse guarantee by each. The Line of Credit is fully open for prepayment at any time without notice or bonus. A total commitment fee of $85,316 ($110,000 CAD) was paid to PACE. In addition, the agents who assisted in establishing the Line of Credit received 1,620,000 common shares of the Company determined to be valued at $469,800, based on the pricing of a recent private placement offering and cash of $300,000, on closing, for their services. Other closing costs in connection with the Line of Credit included legal fees of $30,026 ($38,713 CAD). During the three months ended March 31, 2018, the Company incurred interest charges of $16,011 ($20,242 CAD) on this credit facility.

On June 15, 2017, PACE loaned the Company $465,360 ($600,000 CAD) under a variable rate business loan agreement, for its bid for the purchase of certain assets of Astoria on the same terms and conditions to the Line of Credit above, except that the loan is due May 31,2018. During the three months ended March 31, 2018, the Company incurred interest charges of $8,780 ($11,320 CAD) on this credit facility.

On August 4, 2017, PACE loaned the Company $38,780 ($50,000 CAD) under a variable business loan agreement, to satisfy an outstanding liability on the same terms and conditions to the Line of Credit above, except that the loan was due February 4, 2018. During the three months ended March 31, 2018, the Company incurred interest charges of $780 ($986 CAD) on this credit facility. During the three months ended March 31, 2018, PACE extended the due date on this credit facility to February 4, 2019, with all other terms, conditions and security unchanged.

On September 13, 2017, PACE loaned the Company $2,888,448 ($3,724,147) under a corporate term loan. The funds were used for the purpose of acquiring certain assets of Astoria from the court appointed receiver on September 15, 2017. The corporate term loan bears interest at the PACE base rate plus 1.25% per annum, currently 8% per annum, payable in monthly blended instalments of principal and interest of $58,607 ($75,564 CAD), due September 13, 2022. The corporate term loan is secured by a business loan general security agreement representing a floating charge over the assets and undertakings of the Company, a first priority charge under a registered debenture and a lien registered under the Personal Property Securities Act in the amount of $3,103,159 ($4,000,978 CAD) against the assets, including accounts receivable, inventory and equipment. PACE has also provided the Company with a letter of credit in the favor of the Ministry of the Environment and Climate Change (“MOECC”) in the amount of $214,710 ($276,831 CAD) and, as security, has registered a charge of lease over the premises, located at 704 Phillipston Road, Roslin, Ontario, Canada. The corporate term loan also includes an assignment of existing contracts included in the APA. During the three months ended March 31, 2018, the Company incurred interest charges of $55,030 ($69,570 CAD) on this corporate term loan. As of March 31, 2018, and the date of this filing, the MOECC has not drawn on the letter of credit.

pg. 23

On April 4, 2018, the Company paid its two overdue monthly principal and interest instalments on this corporate term loan which were due February 13 and March 13, 2018, in the amount of $117,215 ($151,128), from a new loan provided by Travellers International Inc. (“Travellers”), an Ontario company controlled by the Executive Chairman and President (the “President”), who is also a director of the Company, on April 3, 2018 in the amount of $155,120 ($200,000 CAD). The loan is due on demand, unsecured and bears interest at the rate of 12% per annum. On April 6, 2018, PACE agreed to permit the Company to defer its principal and interest instalments for the months of April, May and June on the corporate term loan, with the interest continuing to accrue during this period.

Other

On February 16, 2018, the Company finalized a lease agreement for certain equipment, which was previously on monthly rental. The lease is for a period of forty-eight months, with two initial monthly instalments of $7,756 ($10,000 CAD) each, plus the applicable harmonized sales taxes, followed by forty-six monthly blended instalments of principal and interest of $3,970 ($5,118 CAD), plus the applicable harmonized sales taxes. The Company has the option to purchase the equipment on the forty ninth month for an amount of $19,142 ($24,680 CAD), plus the applicable harmonized sales taxes. The leasing agreement bears interest at the rate of 6.15% annually, compounded monthly, due January 27, 2022.

On October 30, 2017, the Company finalized a lease agreement for certain equipment, which commenced on October 30, 2017, in the amount of $222,326 ($286,650 CAD). The lease agreement matures on September 30, 2021, with monthly blended instalments of principal and interest of $4,530 ($5,840 CAD), plus applicable harmonized sales taxes and a final balloon payment of $22,182 ($28,600 CAD), plus applicable harmonized sales taxes on October 31, 2021. The lease agreement bears interest at the rate of 5.982% annually, compounded monthly.

On September 21, 2017, the company finalized a lease agreement for the lease of certain equipment for its organic composting facility, in the amount of $13,325 ($17,180 CAD). The lease agreement requires monthly blended instalments of principal and interest of $983 ($1,268 CAD) at a monthly interest rate of 5.95%, due November 10, 2018.

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

Effective January 1, 2017, new consulting agreements were finalized for the services of the “President” and for the chief executive officer (the “CEO”). The consulting agreements are for a period of three years, commencing January 1, 2017. For each of these two executive officers, the monthly fees are to be as follows: $3,878 ($5,000 CAD) plus applicable taxes for 2017 and $11,634 ($15,000 CAD) plus applicable taxes for 2018 and 2019. In addition, the CEO was granted 3,000,000 Restricted Stock Units (“RSU”). The RSUs are to vest in three equal installments annually on January 1, 2018, 2019 and 2020.

On December 7, 2016, the Company was awarded funding for the AWT, a program for business led collaborations in the water sector. AWT is administered by the Southern Ontario Water Consortium to assist small and medium sized businesses in the Province of Ontario, Canada to leverage world-class research facilities and academic expertise to develop and demonstrate water technologies for successful introduction to market. In addition, the program is designed to enhance the Ontario water cluster and continue to build Ontario’s reputation for water excellence around the world. The Company’s academic partner is the CAWT at Fleming College in Lindsay, Ontario, Canada. The program budget is for $620,480 ($800,000 CAD), of which the Company contributes 50% in cash and in-kind contributions and CAWT contributes 50%.

pg. 24

The Company has already completed and provided its commitment for the first year of the program which ended March 31, 2017, which consisted of professional fees of $7,217 ($9,432 CAD) and a contribution to the capital requirements of the program, totaling $71,017 ($94,000 CAD), for equipment to be used in the AWT Program and to be retained by Fleming College, the academic institution.

On October 21, 2016, the Company hired the services of a contractor to assume the role of vice-president of corporate development (“VPCD”), effective November 1, 2016, for a period of fourteen months, at the rate of $3,102 ($4,000 CAD) per month, plus applicable taxes. In addition, the contractor was offered up to 115,000 common shares of the Company, at a price of $0.10 per common share, exercisable within 180 days of the effective date of the contract. On April 30, 2017, the contractor exercised the offer to purchase 115,000 common shares of the Company. Effective January 1, 2018, the VPCD performed her services on a month to month basis, at the same monthly rate.

On November 4, 2016, the Company’s BioGrid Project, a project described in the expansion and operation agreement (the “BioGrid Agreement”) with the Township of Georgian Bluffs and the Township of Chatsworth (the “Municipalities”), was terminated.

On August 19, 2016, Travellers, provided a further loan in the amount of 162,876 ($210,000 CAD) which was required to initiate a letter of credit in the amount of $155,120 ($200,000 CAD), in favor of the Municipalities. As at March 31, 2018, Travellers is owed $nil. During the three months ended March 31, 2018, the Company incurred interest charges of $293 ($371 CAD) on these related party loans. On April 3, 2018, the Company fully repaid the accrued interest outstanding.

The letter of credit was a requirement of the BioGrid Agreement noted above. Fees for the letter of credit included $7,756 ($10,000 CAD) incurred and charged by Travellers and $2,327 ($3,000 CAD) charged by the Company’s chartered bank. There is no written agreement evidencing this loan or the previous loan with Travellers. The interest-bearing loans with Travellers are due on demand and were approved by the Board of Directors of the Company.

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

pg. 25

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

Operations

Waste Transfer Station: As of March 31, 2018, we own the Environmental Compliance Approvals (the “ECAs”) issued by the Ministry of the Environment and Climate Change (the “MOECC”), from the Province of Ontario, in place to operate a waste transfer station with the capacity to process up to 50,000 metric tonnes of waste annually. The Company is reviewing plans to construct and equip the waste transfer station. The location of the waste transfer station, once built, will be alongside our organic composting facility, noted below, near Belleville, Ontario, Canada.

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

Organic Composting Facility. Our organic composting facility, located near Belleville, Ontario Canada, has ECAs in place to accept up to 70,000 metric tonnes of waste annually and is currently in operation. Certain assets of the organic composting facility, including the ECAs for the waste transfer station, were acquired by the Company on September 15, 2017, from the court appointed receiver, BDO Canada Limited, for Astoria, under the APA. The Company charges tipping fees for the waste accepted at the organic composting facility based on arrangements in place with the customers and the type of waste accepted. Typical waste accepted includes, leaf and yard, biosolids, food, liquid and paper sludge. During 2018, tipping fees ranged from $23 ($30 CAD) to $62 ($80 CAD) per metric tonne.

Compost Sales. The Company also sells organic compost to local customers. During 2018, the average selling price of the compost per metric tonne was approximately $16 ($20 CAD).

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2018, the Company had a cash balance of $nil (December 31, 2017-$126,117) and current debt obligations in the amount of $1,829,494 (December 31, 2017-$1,888,104). As at March 31, 2018, the Company had a working capital deficit of $2,496,746 (December 31, 2017-$2,238,911). The Company does not currently have sufficient funds to satisfy the current debt obligations. Should the Company’s creditors seek or demand payment, the Company does not have the resources to pay or satisfy any such claims currently.

The Company’s total assets at March 31, 2018 were $4,143,213 and total current liabilities were $2,637,083. Significant losses from operations have been incurred since inception and there is an accumulated deficit of $5,143,913 as of March 31, 2018. Continuation as a going concern is dependent upon generating significant new revenue and generating external capital and securing debt to achieve profitable operations while maintaining current fixed expense levels.

To pay current debt obligations and to fund any future operations, the Company requires significant new funds, which the Company may not be able to obtain. In addition to the funds required to liquidate the $2,637,083 in current liabilities, the Company estimates that approximately $5,000,000 must be raised to fund capital requirements and general corporate expenses for the next 12 months.

pg. 26

Effective January 1, 2017, the Company obtained a Line of Credit of up to $4,265,800 ($5,500,000 CAD) with PACE. The Line of Credit was to be advanced in tranches to allow for the funding of engineering, permitting, construction costs and equipment purchases for a project located near Owen Sound, Ontario, Canada, (the “BioGrid Project”). On February 2, 2017, the company received the first advance in the amount of $1,240,960 ($1,600,000 CAD). The Line of Credit was due on February 2, 2018. The Line of Credit is now one of multiple credit facilities. During the three months ended March 31, 2018, PACE extended the due date on this credit facility to February 2, 2019, with all other terms, conditions and security unchanged.

The Line of Credit and all other credit facilities with PACE, bear interest at the PACE base rate plus 1.25% per annum, currently 8% per annum, payable on a monthly basis, interest only. The Line of Credit is secured by a business loan general security agreement, a $1,240,960 ($1,600,000 CAD) personal guarantee from the President and a charge against the Company’s premises lease. Also pledged as security are the shares of the wholly-owned subsidiaries and a pledge of 3,300,000 shares of the Company held by Landfill Gas Canada Ltd. (“LFGC”), an Ontario company controlled by a director and chief executive officer of the Company (the “CEO”), 500,000 shares of the Company held by the chief financial officer (the “CFO”) and 2,000,000 shares of the Company held by a director’s company, and a limited recourse guarantee by each. The Line of Credit is fully open for prepayment at any time without notice or bonus. A total commitment fee of $85,316 ($110,000 CAD) was paid to PACE. In addition, the agents who assisted in establishing the Line of Credit received 1,620,000 common shares of the Company determined to be valued at $469,800, based on the pricing of a recent private placement offering and cash of $300,000, on closing, for their services. Other closing costs in connection with the Line of Credit included legal fees of $30,026 ($38,713 CAD). During the three months ended March 31, 2018, the Company incurred interest charges of $16,011 ($20,242 CAD) on this credit facility.

On June 15, 2017, PACE loaned the Company $465,360 ($600,000 CAD) under a variable rate business loan agreement, for its bid for the purchase of certain assets of Astoria on the same terms and conditions to the Line of Credit above, except that the loan is due May 31,2018. During the three months ended March 31, 2018, the Company incurred interest charges of $8,954 ($11,320 CAD) on this credit facility.

On August 4, 2017, PACE loaned the Company $38,780 ($50,000 CAD) under a variable business loan agreement, to satisfy an outstanding liability on the same terms and conditions to the Line of Credit above, except that the loan was due February 4, 2018. During the three months ended March 31, 2018, the Company incurred interest charges of $780 ($986 CAD) on this credit facility. During the three months ended March 31, 2018, PACE extended the due date on this credit facility to February 4, 2019, with all other terms, conditions and security unchanged.

On September 13, 2017, PACE loaned the Company $2,888,448 ($3,724,147) under a corporate term loan. The funds were used for the purpose of acquiring certain assets of Astoria from the court appointed receiver on September 15, 2017. The corporate term loan bears interest at the PACE base rate plus 1.25% per annum, currently 8% per annum, payable in monthly blended instalments of principal and interest of $58,607 ($75,564 CAD), due September 13, 2022. The corporate term loan is secured by a business loan general security agreement representing a floating charge over the assets and undertakings of the Company, a first priority charge under a registered debenture and a lien registered under the Personal Property Securities Act in the amount of $3,103,159 ($4,000,978 CAD) against the assets, including accounts receivable, inventory and equipment. PACE has also provided the Company with a letter of credit in the favor of the Ministry of the Environment and Climate Change (“MOECC”) in the amount of $214,710 ($276,831 CAD) and, as security, has registered a charge of lease over the premises, located at 704 Phillipston Road, Roslin, Ontario, Canada. The corporate term loan also includes an assignment of existing contracts included in the APA. During the three months ended March 31, 2018, the Company incurred interest charges of $55,030 ($69,570 CAD) on this corporate term loan. As of March 31, 2018, and the date of this filing, the MOECC has not drawn on the letter of credit.

On April 4, 2018, the Company paid its two overdue monthly principal and interest instalments on this corporate term loan which were due February 13 and March 13, 2018, in the amount of $117,215 ($151,128), from a new loan provided by Travellers International Inc. (“Travellers”), an Ontario company controlled by the Executive Chairman and President (the “President”), who is also a director of the Company, on April 3, 2018 in the amount of $155,120 ($200,000 CAD). The loan is due on demand, unsecured and bears interest at the rate of 12% per annum. On April 6, 2018, PACE agreed to permit the Company to defer its principal and interest instalments for the months of April, May and June on the corporate term loan, with the interest continuing to accrue during this period.

pg. 27

Refer to notes 9, 10 and 13 to the interim condensed consolidated financial statements for details on the long-term debt, obligations under capital lease and commitments respectively, as at March 31, 2018.

CONSOLIDATED RESULTS OF OPERATIONS – FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2018 COMPARED TO THE THREE-MONTH PERIOD ENDED MARCH 31, 2017

	2018	2017
Revenue	$132,721	$-
Cost of sales	181,940	-
Operating expenses
Financing costs	-	882,153
Management fees	172,674	123,297
Interest expenses	85,240	20,590
Professional fees	60,822	51,985
Office and administration	51,084	19,698
Rent and occupancy	34,201	11,426
Insurance	15,119	14,966
Repairs and maintenance	8,009	-
Filing fees	6,458	3,889
Directors compensation	791	11,600
Contribution to Advanced Water Technology Program	-	71,017
Total operating expenses	434,398	1,210,621

Net loss	$(483,617)	$(1,210,621)

During the three-month period ended March 31, 2018, the Company generated $132,721 of revenue from its organic composting facility included in the asset purchase which closed on September 15, 2017. No revenue was generated in the prior three-month period ended March 31, 2017.The Company incurred costs in connection with this revenue in the amount of $181,940, primarily depreciation, wages and benefits, equipment rental, delivery, repairs and maintenance and utilities.

The net loss for the three-month period ended March 31, 2018 was $483,617, significantly lower than the net loss of $1,210,621 in the prior three-month period ended March 31, 2017, primarily due to the financing costs and the contribution to the Advanced Water Technology Program incurred in the prior period, offset primarily by higher management fees, interest expenses, office and administration and rent and occupancy.

Our operating expenses decreased by $776,223, from $1,210,621 for the three-month period ended March 31, 2017 to $434,398 for the three-month period ended March 31, 2018. This was primarily due to the absence of both financing costs of $882,153 and the contribution of $71,017 to the Advanced Water Technology Program, offset primarily by increases to management fees, interest expense, office and administration and rent and occupancy.

Management fees increased by $49,377, from $123,297 in the prior three-month period ended March 31, 2017 to $172,674 in the current three-month period ended March 31, 2018, as a result of the increase in the management fees charged by the President and the CEO, beginning January 1, 2018.

pg. 28

Interest expense increased by $64,650 from $20,590 in the prior three-month period ended March 31, 2017 to $85,240 for the current three-month period ended March 31, 2018, as a result of the new corporate term loan obtained by the Company on September 15, 2017, for its organic composting facility.

Professional fees increased by $8,837, from $51,985 in the prior three-month period ended March 31, 2017 to $60,822 in the current three-month period ended March 31, 2018, primarily from increases in audit and accounting services of $5,232, an increase for legal fees of $28,023 incurred in connection with the Company’s claim it launched against a third party, related to the purchase of certain assets of the organic composting facility on September 15, 2017, an increase in legal fees of $815 in connection with the Advances Water Technology Program offset by the absence of legal fees in connection with the Company’s Form S-4 filings in the prior three-month period ended March 31, 2017.

Office and administration increased by $31,386, from $19,698 in the prior three-month period ended March 31, 2017 to $51,084 in the current three-month period ended March 31, 2018. The increase is the result of the following: an increase in administrative wages for the staff at the organic composting facility and the Toronto office of $8,824, an increase in expenses of $12,005 in connection with the Advanced Water Technology Program, an increase in the attendance at conferences and in membership fees of $3,250, a payment for the franchise tax for the State of Delaware of $2,064 and various other office and general, automobile and travel in the amount of $5,243.

Rent and occupancy increase by $22,775, from $11,426 for the prior three-month period ended March 31, 2017 to $34,201 for the current three-month period ended March 31, 2018, primarily due to the rent and occupancy costs associated with the Company’s new organic composting facility of $18,702 and additional rent and occupancy costs of $4,073 for the Company’s Toronto location.

Repairs and maintenance of $8,009, is related solely to costs associated with the Company’s organic composting facility.

Directors compensation decreased by $10,809, from $11,600 for the prior three-month period ended March 31, 2017 to $791 for the three-month period ended March 31, 2018. The current expense relates to fees charged by the Company’s audit committee chairman and the prior period’s charge relates to the Company’s issuance of 20,000 common shares each to two new directors, determined to be valued at $11,600, based on a recent private placement.

The Company’s interim condensed consolidated financial statements have been prepared in accordance with US GAAP, which assumes that the Company will be able to meet its obligations and continue its operations for the next twelve months.

As at March 31, 2018, the Company had a working capital deficit of $2,496,746 (December 31, 2017-$2,238,911), incurred a net loss of $483,617 (2017-$1,210,621) for the three months ended March 31, 2018 and had an accumulated deficit of $5,143,913 (December 31, 2017-$4,660,296) and expects to incur further losses in the development of its business. These factors cast substantial doubt as to the Company’s ability to continue as a going concern, which is dependent upon its ability to obtain the necessary financing to further the development of its business, satisfy its obligations to PACE and upon achieving profitable operations. Management believes that the Company will be able to obtain the necessary funding by equity or debt; however, there is no assurance of funding being available or available on acceptable terms. Realization values may be substantially different from carrying values as shown.

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

pg. 29

CRITICAL ACCOUNTING ESTIMATES

Use of estimates

The preparation of the Company’s consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future. The Company regularly evaluates estimates and assumptions. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. Areas involving significant estimates and assumptions include: the allowance for doubtful accounts, inventory valuation, useful lives of long-lived and intangible assets, valuation of asset acquisition, impairments of long-lived and intangible assets, deferred income tax assets and related valuation allowance, environmental remediation costs and stock-based compensation. Actual results could differ from these estimates. These estimates are reviewed periodically and as adjustments become necessary, they are reported in earnings in the period in which they become available.

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

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

On January 1, 2018, the Company adopted accounting standards (“ASU”) update No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash”. The Company now includes restricted cash as part of cash and cash equivalents. The Company has adopted this policy on a retrospective basis. The reference to restricted cash included in the interim condensed consolidated statements of cash flow for the three-month period ended March 31, 2017, has been reclassified to cash and cash equivalents at the end of this prior period.

On January 1 2018, the Company adopted ASU No. 2014-09, Revenue from Contracts with Customers, which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers that supersedes most current revenue recognition guidance. The updated guidance, and subsequent clarifications, collectively referred to as accounting standards codification (“ASC”) 606, require an entity to recognize revenue when it transfers control of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. In addition, the guidance requires the disclosure of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The Company adopted this standard, utilizing the modified retrospective approach, with the cumulative effect of initially applying the new standard recognized in deficit. Accordingly, comparative prior period information has not been restated and continues to be reported under that accounting standards.

pg. 30

The adoption of ASC 606 had no impact on the Company’s interim condensed consolidated balance sheets as of January 1, 2018.

On January 1, 2018, the Company adopted ASU No. 2017, Compensation-Stock Compensation: Topic 718: Scope of Modification Accounting (ASU 2017-09) to provide clarity and reduce both the (1) diversity in practice and (2) cost and complexity when changing the terms or conditions of share-based payment awards. Under ASU 2017-09, modification accounting is required to be applied unless all of the following are the same immediately before and after the change:

1.	The award’s fair value (or calculated value or intrinsic value if those measurement methods are used).
2.	The award’s vesting conditions.
3.	The award’s classification as an equity or liability instrument.

The adoption of ASC 606 had no impact on the Company’s interim condensed consolidated balance sheets as of January 1, 2018.

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

EQUITY

As at March 31, 2018, the Company had 38,633,031 common shares issued and outstanding. At the date of this filing, the Company had 38,723,031 common shares issued and outstanding.

pg. 31

STOCK OPTIONS AND WARRANTS

Effective January 1, 2017, the Company’s CEO was granted 3,000,000 RSUs. On January 1, 2018, 1,000,000 RSUs were exchanged into 1,000,000 common stock. The RSUs for the remaining two installments are to vest annually on January 1, 2019 and 2020. The Company has recorded a stock compensation reserve of $82,500 as at March 31, 2018, representing one twelfth of the total value of the RSUs of $990,000, based on a private placement pricing at the time of the grant.

The Company has no other stock options or warrants outstanding as at March 31, 2018 and as of the date of this filing.

RELATED PARTY TRANSACTIONS

The Company transacts with related parties in the normal course of business.

During the three-month period ended March 31, 2018, the Company incurred $35,595 ($45,000 CAD) (2017-$11,133; $15,000 CAD) in management fees expense with Travellers International Inc. (“Travellers”), an Ontario company controlled by a director and president of the Company (the “President”); $35,595 ($45,000 CAD) (2017-$11,133; $15,000 CAD) in management fees expense with Landfill Gas Canada Ltd. (“LFGC”), an Ontario company controlled by a director and chief executive officer of the Company (the “CEO”); $ 9,492 ($12,000 CAD) (2017-$9,066; $12,000 CAD) in management fees expense with the Company’s chief financial officer (the “CFO”); and $9,492 ($12,000 CAD) (2017-$9,065; $12,000 CAD) in management fees expense with the Company’s vice-president of corporate development (the “VPCD”). As at March 31, 2018, unpaid remuneration and unpaid expenses in the amount of $120,858 ($155,825 CAD) (December 31, 2017-$111,426; $139,789 CAD) is included in accounts payable and $164,640 ($212,275 CAD) (December 31, 2017-$102,935; $129,137 CAD) is included in accrued liabilities.

In addition, during the three-month period ended March 31, 2018, the Company incurred interest expense of $293 ($371 CAD) (2017-$5,488; $7,265 CAD) on the outstanding loans from Travellers. As at March 31, 2018, interest of $9,307 ($12,000 CAD) (December 31, 2017-$22,120; $27,750 CAD) is included in accrued liabilities.

Furthermore, the Company granted the CEO 3,000,000 restricted stock units (“RSU”), under a consulting agreement effective January 1, 2017. On January 1, 2018, 1,000,000 RSUs were exchanged into 1,000,000 common stock. The RSUs for the remaining two installments are to vest annually on January 1, 2019 and 2020. For the three-month period ended March 31, 2018, the Company recognized this executive compensation as management fees of $82,500 (2017-$82,500) on this award, representing one twelfth of the total value of the award of $990,000, based on a recent private placement pricing.

During the three-month period ended March 31, 2018, the Company incurred $15,500 ($19,595 CAD) (2017-$11,426; $15,124 CAD) in rent paid under a rental agreement to Haute Inc. (“Haute”), an Ontario company controlled by the President.

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

pg. 32

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1A. Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Except as set forth in this Form 10-Q, we are not currently aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition, or operating results.

On December 15, 2017, the Company filed a motion record in the Ontario Superior Court of Justice against the Business Development Bank of Canada, the applicant and Astoria Organic Matters Ltd. and Astoria Organic Matters Canada LP, together, the respondents, in the amount of $585,888 ($755,400 CAD) in connection with the Company’s purchase of certain assets from the court appointed receiver for Astoria, BDO Canada Limited on September 15, 2017. The basis for the claim is for the Company’s costs to process biosolids stored onsite that amounted to more than 10 times the amount permitted to be stored by conditions in the Environmental Compliance Approval for the site. The processing costs are paid when the biosolids are received onsite. Costs to process are incurred over the 12 weeks it takes to incorporate the biosolids into a compost product.

Item 1B. Risk Factors.

As a smaller reporting company, we are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2018, the Company issued 50,000 common shares for net proceeds of $45,000 for working capital purposes.

The securities above were offered and sold pursuant to an exemption from the registration requirements under Section 4(a)(2) of the Securities Act since, among other things, the transactions did not involve a public offering.

pg. 33

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

pg. 34

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUSGLOBAL ENERGY CORP.

May 15, 2018	By:	/s/ Gerald Hamaliuk
Gerald Hamaliuk
Chief Executive Officer

May 15, 2018	By:	/s/ Ike Makrimichalos
Ike Makrimichalos
Chief Financial Officer (Principal Financial and Accounting Officer)

pg. 35