Form 10-Q
period 2018-06-30
SusGlobal Energy Corp.
filed 2018-08-13
CIK 1652539

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

pg. 1

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
Yes [   ]           No [X]

The number of shares of the registrant’s common stock outstanding as of August 13, 2018 was 40,040,031 shares.

Explanatory Note: The Company is not required to file reports under Section 13 or 15(d) of the Securities Exchange Act of 1934.

pg. 2

SusGlobal Energy Corp.
INDEX TO FORM 10-Q
For the Three and Six-Month Periods Ended June 30, 2018 and 2017

pg. 3

SUSGLOBAL ENERGY CORP.
CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018 and 2017

(Expressed in United States Dollars)

CONTENTS

Interim Condensed Consolidated Balance Sheets	5
Interim Condensed Consolidated Statements of Operations and Comprehensive Loss	6
Interim Condensed Consolidated Statements of Stockholders’ Deficit	7
Interim Condensed Consolidated Statements of Cash Flows	8
Notes to the Interim Condensed Consolidated Financial Statements	9-18

pg. 4

SusGlobal Energy Corp.
Interim Condensed Consolidated Balance Sheets
As at June 30, 2018 and December 31, 2017
(Expressed in United States Dollars)
(unaudited)

	June 30, 2018	December 31, 2017
ASSETS
Current Assets
Cash and cash equivalents	$58,446	$126,117
Trade receivables	103,968	192,194
Inventory	115,733	53,964
Prepaid expenses and deposits	9,092	53,719

Total Current Assets	287,239	425,994

Intangible Assets (note 6)	140,112	147,100

Long-lived Assets, net (note 7)	3,680,597	3,864,588
Total Assets	$4,107,948	$4,437,682

LIABILITIES AND STOCKHOLDERS’
DEFICIENCY
Current Liabilities
Accounts payable (note 8)	$352,578	$413,442
Accrued liabilities (notes 8 and 10)	340,343	347,417
Current portion of long-term debt (note 9)	1,747,810	1,828,900
Current portion of obligations under capital lease (note 10)	89,821	59,204
Loans payable to related parties (note 11)	208,835	15,942

Total Current Liabilities	2,739,387	2,664,905

Long-Term Liabilities
Long-term debt (note 9)	2,151,212	2,332,535
Obligations under capital lease (note 10)	257,725	160,580
Total Long-term Liabilities	2,408,937	2,493,115
Total Liabilities	5,148,324	5,158,020
Stockholders’ Deficiency
Preferred stock, $.0001 par value, 10,000,000 authorized, none issued and outstanding
Common stock, $.0001 par value, 150,000,000 authorized, 39,913,031 (2017- 37,393,031) shares issued and outstanding (note 12)	3,992	3,740
Additional paid-in capital	5,388,559	3,576,111
Subscriptions payable	-	178,200
Stock compensation reserve	665,000	330,000
Accumulated deficit	(6,970,848)	(4,660,296)
Accumulated other comprehensive loss	(127,079)	(148,093)

Stockholders’ deficiency	(1,040,376)	(720,338)

Total Liabilities and Stockholders’ Deficiency	$4,107,948	$4,437,682

Going concern (note 2)
Commitments (note 13)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

pg. 5

SusGlobal Energy Corp.
Interim Condensed Consolidated Statements of Operations and Comprehensive Loss
For the three and six-month periods ended June 30, 2018 and 2017
(Expressed in United States Dollars)
(unaudited)

	For the three-month periods ended		For the six-month periods ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017

Revenue	$227,423	$-	$360,144	$-

Cost of Sales

Opening inventory	67,210	-	53,964	-
Depreciation	98,268	-	192,311
Direct wages and benefits	44,049	-	84,108	-
Equipment rental, delivery and repairs and maintenance	26,158	-	61,198	-
Utilities	9,688	-	31,888	-
Outside contractors	12,837	-	16,681
	258,210	-	440,150	-
Less: closing inventory	(115,733)	-	(115,733)	-
Total cost of sales	142,477	-	324,417	-

Gross profit	84,946	-	35,727	-

Operating expenses

Financing costs	-	-	-	882,153
Management compensation-stock-based compensation (note 8)	1,582,500	82,500	1,665,000	165,000
Management compensation-fees (note 8)	83,584	40,149	173,758	80,946
Interest expense (note 8)	91,779	22,096	177,019	42,686
Professional fees (note 13(c))	76,220	36,374	137,042	88,359
Office and administration (note 13(c))	12,501	13,244	63,585	32,942
Rent and occupancy (note 8)	34,716	13,752	68,917	25,178
Insurance	15,466	21,983	30,585	36,949
Repairs and maintenance	10,760	-	18,769	-
Filing fees	3,581	5,467	10,039	9,356
Directors compensation	774	13,200	1,565	24,800
Contribution to Advanced Water Technology Program (note 13 (c))	-	-	-	71,017
Total operating expenses	1,911,881	248,765	2,346,279	1,459,386

Net loss	(1,826,935)	(248,765)	(2,310,552)	(1,459,386)
Other comprehensive (loss) income
Foreign exchange (loss) income	(7,300)	(39,884)	21,014	(47,727)

Comprehensive loss	$(1,834,235)	$(288,649)	$(2,289,538)	$(1,507,113)

Net loss per share-basic and diluted	$(0.05)	$(0.01)	$(0.06)	$(0.04)

Weighted average number of common shares outstanding- basic and diluted	39,090,613	36,190,291	38,824,909	36,042,945

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

pg. 6

SusGlobal Energy Corp.
Interim Condensed Consolidated Statements of Changes in Stockholders’ Deficiency
For the six-month periods ended June 30, 2018 and year ended December 31, 2017
(Expressed in United States Dollars)
(unaudited)

	Number of	Common	Additional Paid-	Share	Stock	Accumulated	Accumulated Other	Stockholders’
	Shares	Shares	in Capital	Subscriptions	Compensation	Deficit	Comprehensive	Deficiency
				Payable	Reserve		Loss

Balance – December 31, 2016	34,128,910	$2,004,407	$-	$-	$-	$(2,447,815)	$(41,745)	$(485,153)
Shares issued to directors	40,000	11,600	-	-	-	-	-	11,600
Shares issued to employee	5,000	1,450	-	-	-	-	-	1,450
Shares issued for consulting services	15,000	4,950	-	-	-	-	-	4,950
Shares issued on exercise of offer to acquire shares	115,000	11,500	-	-	-	-	-	11,500
Shares issued to agents on financing	1,620,000	469,800	-	-	-	-	-	469,800
Shares issued on private placement, net of share issue costs	329,176	98,048	-	-	-	-	-	98,048
Reallocation between common shares and additional paid-in capital	-	(2,598,130)	2,598,130	-	-	-	-	-
Shares issued to directors	40,000	4	13,196	-	-	-	-	13,200
Shares issued as compensation for director nomination	20,000	2	6,598	-	-	-	-	6,600
Shares issued to employee	4,000	1	3,999	-	-	-	-	4,000
Shares issued for consulting services	20,000	2	19,998	-	-	-	-	20,000
Shares issued for private placement compensation	5,000	1	4,999	-	-	-	-	5,000
Shares issued on acquisition of assets	529,970	53	529,917					529,970
Shares issued on private placement, net of share issue costs	520,975	52	399,274	-	-	-	-	399,326
Stock compensation expensed on vesting of stock award	-	-	-	-	330,000	-	-	330,000
Proceeds received on shares yet to be issued	-	-	-	178,200	-	-	-	178,200
Other comprehensive loss	-	-	-	-	-	-	(106,348)	(106,348)
Net loss	-	-	-	-	-	(2,212,481)	-	(2,212,481)
Balance – December 31, 2017	37,393,031	3,740	3,576,111	178,200	330,000	(4,660,296)	(148,093)	(720,338)
Shares issued for proceeds previously received	190,000	19	178,181	(178,200)	-	-	-	-
Shares issued on vesting of 2017 stock award	2,000,000	200	1,329,800	-	(330,000)	-	-	1,000,000
Shares issued for private placement, net of share issue costs	330,000	33	304,467	-	-	-	-	304,500
Stock compensation expensed on vesting of stock award	-	-	-	-	665,000	-	-	665,000
Other comprehensive income	-	-	-	-	-	-	21,014	21,014
Net loss	-	-	-	-	-	(2,310,552)	-	(2,310,552)
Balance-June 30, 2018	39,913,031	$3,992	$5,388,559	$-	$665,000	$(6,970,848)	$(127,079)	$(1,040,376)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

pg. 7

SusGlobal Energy Corp.
Interim Condensed Consolidated Statements of Cash Flows
For the six-month periods ended June 30, 2018 and 2017
(Expressed in United States Dollars)
(unaudited)

	For the six-month	For the six-month
	period ended	period ended
	June 30, 2018	June 30, 2017

Cash flows from operating activities
Net loss	$(2,310,552)	$(1,459,386)
Adjustments for:
Depreciation	196,491	292
Amortization of intangible asset	100	100
Non-cash financing fees	-	469,800
Stock-based compensation	1,665,000	191,250
Interest capitalized	54,276	-
Changes in non-cash working capital:
Trade receivables	81,565	20,646
Inventory	(66,295)	-
Prepaid expenses and deposits	43,378	(28,396)
Accounts payable	(50,177)	(114,870)
Accrued liabilities	9,646	(35,334)
Net cash used in operating activities	(376,568)	(955,898)

Cash flows from investing activities
Disposal of term deposit	-	151,100
Asset purchase commitment	-	(451,680)
Purchase of long-lived assets	(1,565)	(2,119)
Net cash used in investing activities	(1,565)	(302,699)

Cash flows from financing activities
Advances of long-term debt	-	1,695,320
Repayment of long-term debt	(121,878)	(451,680)
Repayments of obligations under capital lease	(51,283)	-
Repayments of loans payable to related parties	(15,654)	(61,951)
Advances of loans payable to related parties	215,243
Private placement proceeds (net of share issue costs)	304,500	138,894
Net cash provided by financing activities	330,928	1,320,583

Effect of exchange rate on cash	(20,466)	(31,762)
(Decrease) increase in cash	(67,671)	30,224
Cash and cash equivalents-beginning of period	126,117	1,774
Cash and cash equivalents-end of period	$58,446	$31,998

Supplemental Cash Flow Disclosures:

Interest paid	$137,782	$35,253
Income taxes paid	-	-

(i)	Refer to note 10, obligations under capital lease, for details on the non-cash purchase of certain long-lived assets

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

pg. 8

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
June 30, 2018 and 2017
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

As at June 30, 2018, the Company had a working capital deficit of $2,452,148 (December 31, 2017-$2,238,911), incurred a net loss of $2,310,552 (2017-$1,459,386) for the six months ended June 30, 2018 and had an accumulated deficit of $6,970,848 (December 31, 2017-$4,660,296) and expects to incur further losses in the development of its business. These factors cast substantial doubt as to the Company’s ability to continue as a going concern, which is dependent upon its ability to obtain the necessary financing to further the development of its business, satisfy its obligations to PACE Savings & Credit Union Limited (“PACE”) and upon achieving profitable operations. Management believes that the Company will be able to obtain the necessary funding by equity or debt; however, there is no assurance of funding being available or available on acceptable terms. Subsequent to June 30, 2018, the long-term debt with PACE was refinanced (see note 15(a)). Realization values may be substantially different from carrying values as shown.

These interim condensed consolidated financial statements do not include any adjustments to reflect the future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result if the Company was unable to continue as a going concern.

pg. 9

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
June 30, 2018 and 2017
(Expressed in United States Dollars)
(unaudited)

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
June 30, 2018 and 2017
(Expressed in United States Dollars)
(unaudited)

4. Recent Accounting Pronouncements, (continued)

In February 2016, the FASB issued ASU No. 2016-02, “Leases” (Topic 842). The standard requires lessees to recognize the assets and liabilities that arise from leases on the balance sheet. ASU 2016-02 requires the recognition on the balance sheet of a lease liability to make lease payments by lessees and a right-of-use asset representing its right to use the underlying asset for the lease term. The new guidance will also require significant additional disclosure about the amount, timing and uncertainty of cash flows from leases. The new guidance is effective for annual and interim reporting periods beginning after December 15, 2018 (January 1, 2019 for the Company). The amendments should be applied at the beginning of the earliest period presented using a modified retrospective approach with earlier application permitted as of the beginning of an interim or annual reporting period. In March 2018, the FASB approved a new, optional transition method that will give companies the option to use the effective date as the date of initial application on transition. The Company plans to elect this transition method, and as a result, the Company will not adjust the comparative financial information or make the new required lease disclosures for periods before the effective date. The Company anticipates the adoption of this new standard will result in a significant increase in lease-related assets and liabilities in the consolidated balance sheet. As the impact of this standard is non-cash in nature, the Company does not anticipate its adoption having an impact on the Company’s consolidated statement of cash flows. The Company is currently evaluating the impact of adopting ASU No. 2016-02 on the consolidated statement of income.

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

5. Financial Instruments

The carrying value of cash and cash equivalents, trade receivables, certain deposits under prepaid expenses and deposits, accounts payable and accrued liabilities approximated their fair values as of June 30, 2018 and December 31, 2017 due to their short-term nature. The carrying value of the long-term debt, obligations under capital lease and loans payable to related parties approximated their fair value due to their market interest rates.

Interest, Credit and Concentration Risk

In the opinion of management, the Company is exposed to significant interest rate risk on its variable corporate term loan of $3,899,022 ($5,134,345 CAD) (December 31, 2017-$4,161,435; $5,220,719 CAD). As at June 30, 2018, the Company is exposed to concentration risk as it had six customers (December 31, 2017-four customers) representing greater than 5% of total trade receivables and six customers (December 31, 2017-four customers) represented 80% (December 31 2017-91%) of trade receivables. The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue. These customers accounted for 63% (25% and 38%) (June 30, 2017-nil) of total revenue.

Liquidity Risk

Liquidity risk is the risk that the Company is unable to meet its obligations as they fall due. The Company takes steps to ensure it has sufficient working capital and available sources of financing to meet future cash requirements for capital programs and operations.

pg. 11

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
June 30, 2018 and 2017
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

Currency Risk

Although the Company’s functional currency is the CAD, the Company realizes a portion of its expenses in USD. Consequently, certain assets and liabilities are exposed to foreign currency fluctuations. As at June 30, 2018, $7,002 (2017-$6,057) of the Company’s net monetary liabilities were denominated in USD. The Company has not entered into any hedging transactions to reduce the exposure to currency risk.

6. Intangible Assets

	June 30, 2018	December 31, 2017
Technology license (net of accumulated amortization of $631 (2017- $531))	$1,370	$1,470
Environmental compliance approvals-indefinite life- $182,700 CAD	138,742	145,630
	$140,112	$147,100

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

On September 15, 2017, the Company acquired the environmental approvals on the purchase of certain assets of Astoria from BDO Canada Limited (‘BDO”) under an asset purchase agreement (the “APA”).

7. Long-lived Assets, net

		June 30, 2018	December 31, 2017
	Cost	Accumulated	Net book value	Net book value
		depreciation
Composting buildings	$2,233,208	$107,123	$2,126,085	$2,302,651
Gore cover system	890,017	70,460	819,557	906,953
Driveway and paving	351,982	22,292	329,690	360,835
Machinery and equipment	46,323	10,717	35,606	44,667
Equipment under capital lease	418,642	65,426	353,216	229,561
Office trailer	6,455	1,533	4,922	6,182
Computer equipment	6,712	2,840	3,872	3,368
Computer software	6,986	2,765	4,221	6,264
Automotive equipment	1,519	304	1,215	1,514
Signage	2,578	365	2,213	2,593
	$3,964,422	$283,825	$3,680,597	$3,864,588

pg. 12

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
June 30, 2018 and 2017
(Expressed in United States Dollars)
(unaudited)

7. Long-lived Assets, net, continued

Included above are certain assets of Astoria acquired from BDO under the APA, which closed on September 15, 2017. The purchase price for the purchased assets, described as an organic composting facility, including composting buildings, gore cover system, driveway and paving, certain machinery and equipment, an office trailer, certain computer equipment and computer software consisted of cash of $2,974,798 ($3,917,300 CAD) and 529,970 restricted common shares of the Company, determined to be valued at $529,970 ($700,000 CAD), based on recent private placement pricing. In addition, legal costs in connection with acquiring the assets of $22,215 ($29,253 CAD), are included in the cost of the composting buildings. The purchase price was allocated to the assets acquired based on their estimated relative fair value as at the date the assets were acquired.

8. Related Party Transactions

During the six-month period ended June 30, 2018, the Company incurred $70,443 ($90,000 CAD) (2017-$22,484; $30,000 CAD) in management fees expense with Travellers International Inc. (“Travellers”), an Ontario company controlled by a director and president of the Company (the “President”); $70,443 ($90,000 CAD) (2017-$22,484; $30,000 CAD) in management fees expense with Landfill Gas Canada Ltd. (“LFGC”), an Ontario company controlled by a director and chief executive officer of the Company (the “CEO”); $ 23,481 ($30,000 CAD) (2017-$17,987; $24,000 CAD) in management fees expense with the Company’s chief financial officer (the “CFO”); and $9,391 ($12,000 CAD) (2017-$17,987; $24,000 CAD) in management fees expense with the Company’s vice-president of corporate development (the “VPCD”). As at June 30, 2018, unpaid remuneration and unpaid expenses in the amount of $72,544 ($95,528 CAD) (December 31, 2017-$111,426; $139,789 CAD) is included in accounts payable and $202,969 ($267,275 CAD) (December 31, 2017-$102,935; $129,137 CAD) is included in accrued liabilities.

In addition, during the six-month period ended June 30, 2018, the Company incurred interest expense of $4,818 ($6,156 CAD) (2017-$10,154; $13,548 CAD) on the outstanding loans from Travellers and $1,544 ($1,973 CAD) (2017-$nil; $nil CAD) from the directors. As at June 30, 2018, interest of $5,892 ($7,759 CAD) (December 31, 2017-$22,120; $27,750 CAD) is included in accrued liabilities.

During the six-month period ended June 30, 2018, the Company incurred $32,499 ($41,521 CAD) (2017-$11,426; $15,124 CAD) in rent paid under a rental agreement to Haute Inc. (“Haute”), an Ontario company controlled by the President.

And, during the six-month period ended June 30, 2018, the Company sold $15,728 ($20,095 CAD) of compost product to LFGC.

Furthermore, the Company granted the CEO 3,000,000 restricted stock units (“RSU”), under a consulting agreement effective January 1, 2017, determined to be valued at $990,000 based on recent private placement. On January 1, 2018, 1,000,000 RSUs were exchanged into 1,000,000 common stock. The RSUs for the remaining two installments are to vest annually on January 1, 2019 and 2020. On May 17, 2018, at a meeting of the board of directors (the “Board”), the Board approved an amendment to the President’s consulting agreement, to include the granting of 3,000,000 RSUs to the President on the same terms and conditions as those granted to the CEO. Effective May 17, 2018, 1,000,000 RSUs were exchanged into 1,000,000 common stock. Based on recent private placement pricing, the common stock issued on exchange for the RSUs, were determined to be valued at $1,000,000, disclosed as management compensation expense.

For the six-month period ended June 30, 2018, the Company recognized management compensation expense of $665,000 (2017-$165,000) on these awards, representing one sixth of the total value of the awards of $3,990,000, based on recent private placement pricing, on the dates of the awards.

9. Long-Term Debt

	Credit	Credit	Credit	Corporate	June 30, 2018	December 31, 2017
	Facility	Facility	Facility	Term	Total	Total
				Loan
	(a)	(b)	(c)	(d)
Long-Term Debt	$779,247	$435,793	$37,970	$2,646,012	$3,899,022	$4,161,435
Current portion	(779,247)	(435,793)	(37,970)	(494,800)	(1,747,810)	(1,828,900)
Long-term Debt	$-	$-	$-	$2,151,212	$2,151,212	$2,332,535

pg. 13

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
June 30, 2018 and 2017
(Expressed in United States Dollars)
(unaudited)

9. Long-Term Debt, continued

(a)

The credit facility bears interest at the PACE base rate of 6.75% plus 1.25% per annum, payable on a monthly basis, interest only, due February 2, 2019. The credit facility is secured by a business loan general security agreement, a $1,215,040 ($1,600,000 CAD) personal guarantee from the President and a charge against the Company’s premises lease. Also pledged as security are the shares of the wholly-owned subsidiaries, a pledge of 3,300,000 of the Company’s shares held by LFGC, 500,000 of the Company’s shares held by the CFO, 2,000,000 of the Company’s shares held by a director’s company and a limited recourse guarantee by each of these parties. The credit facility is fully open for prepayment at any time without notice or bonus.

(b)

On June 15, 2017, PACE loaned the Company $455,640 ($600,000 CAD) under a variable rate business loan agreement, for its bid for the purchase of the assets of Astoria on the same terms, conditions and security as noted above, except that the loan is due February 2, 2019.

(c)

On August 4, 2017, PACE loaned the Company $37,970 ($50,000 CAD) under a variable rate business loan agreement to satisfy an outstanding liability on the same terms, conditions and security as noted above, except that the loan is due February 4, 2019.

(d)

On September 13, 2017, PACE loaned the Company $2,828,117 ($3,724,147 CAD) under a corporate term loan. The funds were used for the purpose of acquiring certain assets of Astoria from the court appointed receiver on September 15, 2017. The corporate term loan bears interest at the PACE base rate of 6.75% plus 1.25% per annum, payable in monthly blended instalments of principal and interest of $57,383 ($75,564 CAD), due September 13, 2022. The corporate term loan is secured by a business loan general security agreement representing a floating charge over the assets and undertakings of the Company, a first priority charge under a registered debenture and a lien registered under the Personal Property Security Act in the amount of $3,038,343 ($4,000,978 CAD) against the assets including inventory, accounts receivable and equipment. The corporate term loan also included an assignment of existing contracts included in the APA.

The unpaid and previously deferred interest on the corporate term loan for the period from March 13, 2018 to June 13, 2018, in the amount of $52,659 ($69,343 CAD), has been capitalized and included in the principal balance of the corporate term loan.

The shares of the wholly-owned subsidiaries and those shares held by the companies and the CFO noted under (a) above, also represent security for the corporate term loan.

See subsequent events note 15(a) for details on the refinancing of all the outstanding long-term debt with PACE.

Repayments are as follows:

For the six months ending December 31, 2018	$242,469
For the year ending December 31, 2019	1,767,935
For the year ending December 31, 2020	557,664
For the year ending December 31, 2021	603,949
For the year ending December 31, 2022	485,636
For the year ending December 31, 2023	241,369
Total	$3,899,022

For the six-month period ended June 30, 2018, $158,433 ($202,419 CAD) (2017-$32,532; $43,405 CAD) in interest was charged.

pg. 14

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
June 30, 2018 and 2017
(Expressed in United States Dollars)
(unaudited)

10. Obligations under Capital Lease

				June 30,	December 31,
				2018	2017
	(a)	(b)	(c)	Total	Total
Obligations under Capital Lease	$4,746	$178,187	$164,613	$347,546	$219,784
Less: current portion	(4,746)	(47,513)	(37,562)	(89,821)	(59,204)
Obligations under Capital Lease	$-	$130,674	$127,051	$257,725	$160,580

(a)

On September 21, 2017, the Company finalized a lease agreement for certain equipment for its organic composting facility in the amount of $13,046 ($17,180 CAD). The lease agreement is payable in monthly blended instalments of principal and interest of $983 ($1,268 CAD) at a monthly interest rate of 5.95%, due November 10, 2018.

(b)

On October 30, 2017, the Company finalized a lease agreement for certain equipment, which commenced on October 30, 2017, in the amount of $217,682 ($286,650 CAD). The lease agreement matures on September 30, 2021, with monthly blended instalments of principal and interest of $4,435 ($5,840 CAD), plus applicable harmonized sales taxes and an option to purchase the equipment for a final payment of $21,719 ($28,600 CAD), plus applicable harmonized sales taxes on October 31, 2021. The leasing agreement bears interest at the rate of 5.982% annually, compounded monthly.

(c)

On February 16, 2018, the Company finalized a lease agreement on certain equipment, which was on monthly rental. The lease is for a period of forty-eight months, with the first two monthly instalments of $7,594 ($10,000 CAD), plus applicable harmonized sales taxes, followed by forty-six monthly blended instalments of principal and interest of $3,887 ($5,118 CAD), plus applicable harmonized sales taxes. The Company has the option to purchase the equipment on the forty-ninth month for an amount of $18,742 ($24,680 CAD), plus applicable harmonized sales taxes. The leasing agreement bears interest at the rate of 6.15% annually, compounded monthly, due January 27, 2022.

The lease liabilities are secured by the equipment under capital lease as described in note 7.

Minimum lease payments are as follows:

For the six-month period ending December 31, 2018	$59,181
For the year ending December 31, 2019	99,860
For the year ending December 31, 2020	99,860
For the year ending December 31, 2021	108,275
For the year ending December 31, 2022	22,629
389,805
Less: imputed interest	(42,259)
Total	$347,546

For the six-month period ended June 30, 2018, $9,738 (12,441 CAD) (December 31, 2017-$nil; ($nil CAD)) in interest was charged.

11. Loans Payable to Related Parties

	June 30, 2018	December 31, 2017

Travellers International Inc.	$151,880	$15,942
Directors	56,955	-
	$208,835	$15,942

Loan payable in the amount of $151,880 ($200,000 CAD) (December 31, 2017-$15,942; $20,000 CAD), owing to Travellers and bearing interest at the rate of 12% per annum, is due on demand and unsecured. As at June 30, 2018, $4,394 ($5,786 CAD) (December 31, 2017-$22,120; $27,750 CAD) in interest is included in accrued liabilities.

pg. 15

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
June 30, 2018 and 2017
(Expressed in United States Dollars)
(unaudited)

11. Loans Payable to Related Parties, continued

During the six-month period ended June 30, 2018, three directors each loaned the Company $18,985 ($25,000 CAD). The loans bear interest at the rate of 12% per annum, are due on demand and unsecured. As at June 30, 2018, $1,498 ($1,973 CAD) (December 31, 2017-$nil; $nil CAD) in interest is included in accrued liabilities.

During the six-month period ended June 30, 2018, $6,362 ($8,129 CAD) (2017-$10,154; $13,548 CAD) in interest was charged on the loans payable to related parties.

12. Capital Stock

At June 30, 2018, the Company had 150,000,000 of common shares authorized with a par value of $.0001 per share and 39,913,031 (2017-37,393,031) common shares issued and outstanding.

During the six-month period ended June 30, 2018, the Company raised $304,500 (December 31, 2017-$497,374) cash on a private placement, net of share issue costs of $25,800 (2017-$48,100), on the issuance of 330,000 (December 31, 2017-850,151) common shares of the Company. In addition, during the six-month period ended June 30, 2018, the Company issued 190,000 common shares of the Company, on $178,200 cash received on a private placement received prior to December 31, 2017, net of share issue costs of $11,800.

During the prior year, on January 5, 2017 and January 30, 2017, the Company issued, in total, 1,620,000 common shares of the Company, determined to be valued at $469,800, based on recent private placement pricing,  to agents for their services in assisting in establishing the first credit facility with PACE. On each of January 30, 2017 and June 8, 2017, the Company issued a total of 40,000 common shares to two new directors, determined to be valued at $11,600 and $13,200 respectively, based on recent private placement pricing. For the six-month period ended June 30, 2018, the services provided by the directors was disclosed under directors’ compensation in the interim condensed consolidated statements of operations and comprehensive loss.

On February 6, 2017, the Company issued 5,000 common shares and on August 23, 2017, the Company issued 4,000 common shares to a current employee for services and a new employee as an incentive to join the Company, respectively, determined to be valued at $1,450 and $4,000, respectively, based on recent private placement pricing and disclosed under office and administration in the interim condensed consolidated statements of operations and comprehensive loss. On May 9, 2017, the Company issued 15,000 common shares, on June 8, 2017, another 20,000 common shares and then on August 23, 2017, a further 20,000 common shares to consultants for their services, determined to be valued at $4,950, $6,600 and $20,000 respectively, based on recent private placement pricing. These services were disclosed under professional fees in the interim condensed consolidated statements of operations and comprehensive loss. On May 9, 2017, the Company issued 115,000 common shares on the exercise of the offer to acquire common shares at a price of $0.10 per common share by the VPCD. On September 5, 2017, the Company issued 5,000 common shares as compensation for a private placement, determined to be valued at $5,000. In addition, on September 11, 2017, the Company issued 529,970 common shares on the acquisition of assets, determined to be valued at $529,970 ($700,000 CAD), based on recent private placement pricing (see note 7).

All non-cash transactions were valued based on the proceeds of a recent private placement.

The Company also granted the CEO 3,000,000 restricted stock units (“RSU”), under a new consulting agreement effective January 1, 2017. The RSUs are to vest in three equal installments annually on January 1, 2018, 2019 and 2020. On January 1, 2018 the Company issued 1,000,000 common shares in exchange for 1,000,000 RSUs and recorded management compensation expense of $165,000 on the vesting of the RSUs. In addition, on May 17, 2018, at a meeting of the board of directors (the “Board”), the Board approved an amendment to the President’s consulting agreement, to include the granting of 3,000,000 RSUs to the President on the same terms and conditions as those granted to the CEO. Effective May 17, 2018, 1,000,000 RSUs were exchanged into 1,000,000 common stock. Based on recent private placement pricing, the common stock issued on exchange for the RSUs, were determined to be valued at $1,000,000. For the six-month period ended June 30, 2018, this management compensation of $1,000,000 and the vesting of the RSUs for the President in the amount of $500,000 are disclosed under management compensation expense totaling $ 1,500,000.

pg. 16

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
June 30, 2018 and 2017
(Expressed in United States Dollars)
(unaudited)

13. Commitments

a)

Effective January 1, 2017, new consulting agreements were finalized for the services of the President and for the CEO. The consulting agreements are for a period of three years, commencing January 1, 2017. For each of these two executive officers, the monthly fees are as follows: $3,797 ($5,000 CAD) for 2017 and $11,391 ($15,000 CAD) for 2018 and 2019. In addition, the CEO was granted 3,000,000 RSUs on January 1, 2017. On January 1, 2018, 1,000,000 RSUs were exchanged into 1,000,000 common stock. The RSUs of the remaining two installments are to vest annually on January 1, 2019 and 2020. On May 17, 2018, the President’s consulting agreement was amended by the Board to add the granting of 3,000,000 RSUs, on the same terms and conditions as those of the CEO. On this date, the President was issued 1,000,000 common stock on the exchange of 1,000,000 RSUs. The future minimum commitment under these consulting agreements, is as follows:

For the six-month period ending December 31, 2018	$136,692
For the year ending December 31, 2019	273,384
$410,076

b)

Effective January 1, 2017, the Company entered into a new three-year premises lease agreement with Haute at a monthly amount of $3,038 ($4,000 CAD) for 2017, $ 3,797 ($5,000 CAD) for 2018 and $4,556 ($6,000 CAD) for 2019. The Company is also responsible for all expenses and outlays in connection with its occupancy of the leased premises, including, but not limited to utilities, realty taxes and maintenance. The future minimum commitment under this premises lease agreement is as follows:

For the six-month period ending December 31, 2018	$22,782
For the year ending December 31, 2019	54,677
$77,459

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

For the six-month period ending December 31, 2018	$18,117

The Company has already completed and provided its commitment for the first year of the program which ended March 31, 2017, which consisted of professional fees of $7,217 ($9,432 CAD) and a contribution to the capital requirements of the program, totaling $71,017 ($94,000 CAD), for equipment to be used in the AWT Program and to be retained by Fleming College, an academic institution. The Company’s commitment in the amount of $19,947 ($25,217 CAD) for the second year of the program which ended March 31, 2018, is included under accounts payable in the interim condensed consolidated balance sheets and under office and administration in the amount of $12,006 ($15,178 CAD) and professional fees in the amount of $7,941 ($10,039 CAD) in the interim condensed statements of operations and comprehensive loss.

d)

The Company was assigned the land lease on the purchase of certain assets of Astoria. The land lease, which comprises 13.88 acres in Roslin, Ontario, Canada, has a term expiring March 31, 2034. The basic monthly rent on the net lease is $2,278 ($3,000 CAD) and is subject to adjustment based on the consumer price index as published by Statistics Canada (“CPI”). To date, no adjustment for CPI has been charged by the landlord. The Company is also responsible for any property taxes, maintenance, insurance and utilities. In addition, the Company has the right to extend the lease for five further terms of five years each and one further term of five years less one day. The future minimum commitment under this land lease (excluding any CPIadjustment) is as follows:

pg. 17

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
June 30, 2018 and 2017
(Expressed in United States Dollars)
(unaudited)

13. Commitments, (continued)

For the six-month period ending December 31, 2018	$13,669
For the year ending December 31, 2019	27,338
For the year ending December 31, 2020	27,338
For the year ending December 31, 2021	27,338
For the year ending December 31, 2022	27,338
For the year ending December 31, 2023	27,338
Thereafter	280,219
$430,578

e)

On April 9, 2018, a new one-year consulting agreement was finalized for the services of the Company’s CFO, effective April 1, 2018, at a monthly rate of $4,556 ($6,000 CAD). The future minimum commitment under this agreement is as follows:

For the six-month period ending December 31, 2018	$27,336
For the year ending December 31, 2019	13,668

$41,004

f)

PACE has provided the Company a letter of credit in favor of the Ministry of the Environment and Climate Change (“MOECC”) in the amount of $210,225 ($276,831 CAD) and, as a security, has registered a charge of lease over the premises, located at 704 Phillipston Road, Roslin, Ontario, Canada. The Company is required to provide for environmental remediation and clean-up costs for its organic composting facility. The letter of credit is a requirement of the MOECC and is in connection with the financial assurance provided by the Company for it to be in compliance with the MOECCs environmental objectives. The MOECC regularly evaluates the Company’s organic composting facility to ensure compliance is adhered to and the letter of credit is subject to change by the MOECC. Since the fair value of the environmental remediation costs cannot be determined at this time, no estimate of such costs has been recorded in the accounts. As of June 30, 2018, the MOECC has not drawn on the letter of credit

14. Economic Dependence

The Company generated 63% of its revenue from two customers. The Company’s ability to continue operations is dependent on continuing to generate a similar amount of revenue from these customers.

15. Subsequent Events

The Company’s management has evaluated subsequent events up to the date the interim condensed consolidated financial statements were issued, pursuant to the requirements of ASC 855 and has determined the following to be material subsequent events:

(a)

On July 26 and 27, 2018, the outstanding long-term debt with PACE was re-financed. The re-financing will result in each of the credit facilities and the corporate term loan having terms of five years and a twenty-year amortization period, resulting in monthly repayment amounts totaling $33,264 ($43,803 CAD).

(b)	Subsequent to June 30, 2018, the Company raised $116,840 on a private placement, net of share issue costs of $10,160, on the issuance of 127,000 common shares.

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

Growth and percentage comparisons made herein generally refer to the six-month period ended June 30, 2018 compared with the six-month period ended June 30, 2017 unless otherwise noted. Unless otherwise indicated or unless the context otherwise requires, all references in this document to "we, "us, "our," the "Company," and similar expressions refer to SusGlobal Energy Corp., and depending on the context, its subsidiaries.

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

pg. 19

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

pg. 20

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

RECENT BUSINESS DEVELOPMENTS

Asset Purchase

On September 15, 2017, the Company closed the purchase of certain assets from Astoria Organic Matters Ltd., and Astoria Organic Matters Canada LP (“Astoria”), under the asset purchase agreement (the “APA”) from the court appointed receiver of Astoria, BDO Canada Limited (“BDO”). The purchase price for the composting buildings, Gore cover system, driveway and paving, office trailer, certain machinery and equipment, computer equipment, computer software and intangible assets consisted of cash of $3,113,540 ($4,100,000 CAD), funded by PACE Savings and Credit Union Limited (“PACE”) and 529,970 restricted common shares of the Company, determined to be valued at $529,970 ($700,000 CAD) based on recent private placement pricing. In addition, legal costs in connection with acquiring the assets of $22,215 ($29,253 CAD) are included in the cost of the organic composting facility. In addition, the Company purchased certain accounts receivable which it was required to collect, totaling $132,247 ($174,147 CAD) and a deposit with a local municipality in the amount of $37,970 ($50,000 CAD).

Financing Agreement with PACE

Effective January 1, 2017, the Company obtained a Line of Credit of up to $4,176,700 ($5,500,000 CAD) with PACE. The Line of Credit was to be advanced in tranches to allow for the funding of engineering, permitting, construction costs and equipment purchases for a project located near Owen Sound, Ontario, Canada, (the “BioGrid Project”). On February 2, 2017, the company received the first and only advance in the amount of $1,215,040 ($1,600,000 CAD). The Line of Credit is due on February 2, 2019. The Line of Credit is now one of multiple credit facilities with PACE.

The funds advanced on this Line of Credit, $1,215,040 ($1,600,000) bear interest at the PACE base rate of 6.75% plus 1.25% per annum, payable on a monthly basis, interest only. The Line of Credit is secured by a business loan general security agreement, a $1,215,040 ($1,600,000 CAD) personal guarantee from the President and a charge against the Company’s premises lease. Also pledged as security are the shares of the wholly-owned subsidiaries and a pledge of 3,300,000 shares of the Company held by Landfill Gas Canada Ltd. (“LFGC”), an Ontario company controlled by a director and chief executive officer of the Company (the “CEO”), 500,000 shares of the Company held by the chief financial officer (the “CFO”) and 2,000,000 shares of the Company held by a director’s company, and a limited recourse guarantee by each. The Line of Credit is fully open for prepayment at any time without notice or bonus. A total commitment fee of $83,534 ($110,000 CAD) was paid to PACE. In addition, the agents who assisted in establishing the Line of Credit received 1,620,000 common shares of the Company determined to be valued at $469,800, based on the pricing of a recent private placement offering and cash of $300,000, on closing, for their services. Other closing costs in connection with the Line of Credit included legal fees of $29,399 ($38,713 CAD). As at June 30, 2018, $779,247 ($1,026,135 CAD) remains outstanding (December 31, 2017-$817,932; $1,026,135 CAD). During the six months ended June 30, 2018, the Company incurred interest charges of $31,862 ($40,708 CAD) (2017-$30,981; $41,336 CAD) on this Line of Credit.

On July 27, 2018, the Company refinanced this credit facility at the PACE base rate of 7% plus 1.25% per annum, payable in monthly blended instalments of principal and interest of $6,655 ($8,764), commencing August 2, 2018, amortized over a twenty-year period and due September 2, 2022.

pg. 21

On June 15, 2017, PACE loaned the Company $455,640 ($600,000 CAD) under a variable rate business loan agreement, for its bid for the purchase of certain assets of Astoria on the same terms and conditions to the Line of Credit above, except that the loan is due February 2, 2019. As at June 30, 2018, $435,793 ($573,865 CAD) (December 31, 2017-$457,428; $573,865 CAD) remains outstanding. During the six months ended June 30, 2018, the Company incurred interest charges of $17,819 ($22,766 CAD) (2017-$1,550; $2,069 CAD) on this credit facility.

On July 27, 2018, the Company refinanced this credit facility at the PACE base rate of 7% plus 1.25% per annum, payable in monthly blended instalments of principal and interest of $3,722 ($4,901 CAD), commencing August 2, 2018, amortized over a twenty-year period and due September 2, 2022.

On August 4, 2017, PACE loaned the Company $37,970 ($50,000 CAD) under a variable business loan agreement, to satisfy an outstanding liability on the same terms and conditions to the Line of Credit above, except that the loan is due February 4, 2019. As at June 30, 2018, $37,970 ($50,000 CAD) (December 31, 2017-$39,855; $50,000 CAD) remains outstanding. During the six months ended June 30, 2018, the Company incurred interest charges of $1,553 ($1,984 CAD) (2017-$nil; $nil CAD) on this credit facility.

On July 27, 2018, the Company refinanced this credit facility at the PACE base rate of 7% plus 1.25% per annum, payable in monthly blended instalments of principal and interest of $324 ($427 CAD), commencing August 4, 2018, amortized over a twenty-year period and due September 4, 2022.

On September 13, 2017, PACE loaned the Company $2,828,117 ($3,724,147) under a corporate term loan. The funds were used for the purpose of acquiring certain assets of Astoria from the court appointed receiver on September 15, 2017. The corporate term loan bears interest at the PACE base rate of 6.75% plus 1.25% per annum, payable in monthly blended instalments of principal and interest of $57,383 ($75,564 CAD), due September 13, 2022. The corporate term loan is secured by a business loan general security agreement representing a floating charge over the assets and undertakings of the Company, a first priority charge under a registered debenture and a lien registered under the Personal Property Securities Act in the amount of $3,38,343 ($4,000,978 CAD) against the assets, including accounts receivable, inventory and equipment. PACE has also provided the Company with a letter of credit in the favor of the Ministry of the Environment and Climate Change (“MOECC”) in the amount of $210,226 ($276,831 CAD) and, as security, has registered a charge of lease over the premises, located at 704 Phillipston Road, Roslin, Ontario, Canada. The corporate term loan also includes an assignment of existing contracts included in the APA. On June 13, 2018, the unpaid and previously deferred interest on the corporate term loan for the period from March 13, 2018 to June 13, 2018, in the amount of $52,659 ($69,343 CAD), has been capitalized and included in the principal balance of the corporate term loan. As at June 30, 2018, $2,646,012 ($3,484,345 CAD) remains outstanding. During the six months ended June 30, 2018, the Company incurred interest charges of $107,1199 ($136,961 CAD) on this corporate term loan. As of June 30, 2018, and the date of this filing, the MOECC has not drawn on the letter of credit.

The shares pledged as security for the Line of Credit and the other credit facility also pertain to this corporate term loan.

On July 26, 2018, the Company refinanced this corporate term loan. The first and only blended instalment of principal and interest of $22,147 ($29,164 CAD) due August 1, 2018 will be at the PACE base rate of 6.75% plus 1.25% per annum, for this payment, amortized over a twenty-year period. This will be followed, commencing August 13, 2018, by monthly blended instalments of principal and interest of $22,562 ($29,711 CAD) at the PACE base rate of 7% plus 1.25% per annum, amortized over a twenty-year period. This refinanced corporate term loan is due September 13, 2022.

Other

On April 11, 2018, three directors each loaned the Company $18,985 ($25,000 CAD). The loans bear interest at the rate of 12% per annum, are due on demand and unsecured. During the six-month period ended June 30, 2018, $1,544 ($1,973 CAD) of interest was charged on this loan. As at June 30, 2018, $1,498 ($1,973 CAD) (December 31, 2017-$nil; $nil CAD) in interest is included in accrued liabilities and the loans remain outstanding.

On April 3, 2018, a new loan was provided by Travellers International Inc. (“Travellers”), an Ontario company controlled by the Executive Chairman and President (the “President”), who is also a director of the Company, in the amount of $151,880 ($200,000 CAD). A portion of the funds, $114,766 ($151,128 CAD), was used to pay two overdue monthly principal and interest instalments on the Company’s corporate term loan with PACE. This new loan is due on demand, unsecured and bears interest at the rate of 12% per annum. During the six-month period ended June 30, 2018, $4,529 ($5,786 CAD) of interest was charged on this loan. As at June 30, 2018, $4,394 ($5,786 CAD) (December 31, 2017-$nil; $nil CAD) in interest is included in accrued liabilities and the loans remain outstanding.

pg. 22

On February 16, 2018, the Company finalized a lease agreement for certain equipment for its organic composting facility, which was previously on monthly rental, in the amount of $187,914 ($247,450). The lease is for a period of forty-eight months, with two initial monthly instalments of $7,594 ($10,000 CAD) each, plus the applicable harmonized sales taxes, followed by forty-six monthly blended instalments of principal and interest of $3,887 ($5,118 CAD), plus the applicable harmonized sales taxes. The Company has the option to purchase the equipment on the forty ninth month for an amount of $18,742 ($24,680 CAD), plus the applicable harmonized sales taxes. The leasing agreement bears interest at the rate of 6.15% annually, compounded monthly, due January 27, 2022.

On October 30, 2017, the Company finalized a lease agreement for certain equipment for its organic composting facility, which commenced on October 30, 2017, in the amount of $217,682 ($286,650 CAD). The lease agreement requires monthly blended instalments of principal and interest of $4,435 ($5,840 CAD), plus applicable harmonized sales taxes and a final balloon payment of $21,719 ($28,600 CAD), plus applicable harmonized sales taxes on October 31, 2021. The lease agreement bears interest at the rate of 5.982% annually, compounded monthly, due September 30, 2021.

On September 21, 2017, the company finalized a lease agreement for the lease of certain equipment for its organic composting facility, in the amount of $13,046 ($17,180 CAD). The lease agreement requires monthly blended instalments of principal and interest of $983 ($1,268 CAD) at a monthly interest rate of 5.95%, due November 10, 2018.

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

Effective January 1, 2017, new consulting agreements were finalized for the services of the “President” and for the chief executive officer (the “CEO”). The consulting agreements are for a period of three years, commencing January 1, 2017. For each of these two executive officers, the monthly fees are to be as follows: $3,797 ($5,000 CAD) plus applicable taxes for 2017 and $11,391 ($15,000 CAD) plus applicable taxes for 2018 and 2019. In addition, the CEO was granted 3,000,000 Restricted Stock Units (“RSU”). The RSUs are to vest in three equal installments annually on January 1, 2018, 2019 and 2020. At a meeting of the board of directors (the “Board”) on May 17, 2017, the Board approved an amendment to the President’s consulting agreement, to include the granting of 3,000,000 RSUs to the President on the same terms and conditions as those granted to the CEO.

On December 7, 2016, the Company was awarded funding for the Advanced Water Technologies Program (the “AWT”), a program for business led collaborations in the water sector. AWT is administered by the Southern Ontario Water Consortium to assist small and medium sized businesses in the Province of Ontario, Canada to leverage world-class research facilities and academic expertise to develop and demonstrate water technologies for successful introduction to market. In addition, the program is designed to enhance the Ontario water cluster and continue to build Ontario’s reputation for water excellence around the world. The Company’s academic partner is the CAWT at Fleming College in Lindsay, Ontario, Canada. The program budget is for $607,520 ($800,000 CAD), of which the Company contributes 50% in cash and in-kind contributions and CAWT contributes 50%.

The Company has already completed and provided its commitment for the first year of the program which ended March 31, 2017, which consisted of professional fees of $7,217 ($9,432 CAD) and a contribution to the capital requirements of the program, totaling $71,017 ($94,000 CAD), for equipment to be used in the AWT Program and to be retained by Fleming College, the academic institution. The Company’s commitment in the amount of $19,150 ($25,217 CAD) for the second year of the program which ended March 31, 2018, is included under accounts payable in the interim condensed consolidated balance sheets.

On October 21, 2016, the Company hired the services of a contractor to assume the role of vice-president of corporate development (“VPCD”), effective November 1, 2016, for a period of fourteen months, at the rate of $3,038 ($4,000 CAD) per month, plus applicable taxes. In addition, the contractor was offered up to 115,000 common shares of the Company, at a price of $0.10 per common share, exercisable within 180 days of the effective date of the contract. On April 30, 2017, the contractor exercised the offer to purchase 115,000 common shares of the Company. Effective January 1, 2018, the VPCD performed her services on a month to month basis, at the same monthly rate and completed her services on March 31, 2018.

pg. 23

On November 4, 2016, the Company’s BioGrid Project, a project described in the expansion and operation agreement (the “BioGrid Agreement”) with the Township of Georgian Bluffs and the Township of Chatsworth (the “Municipalities”), was terminated.

On August 19, 2016, Travellers, provided a further loan in the amount of 159,474 ($210,000 CAD) which was required to initiate a letter of credit in the amount of $151,880 ($200,000 CAD), in favor of the Municipalities. As at This loan was repaid in full during the three months ended March 31, 2018. During the six months ended June 30, 2018, the Company incurred interest charges of $290 ($371 CAD) on this loan. On April 3, 2018, the Company fully repaid the accrued interest outstanding on this loan.

The letter of credit was a requirement of the BioGrid Agreement noted above. Fees for the letter of credit included $7,594 ($10,000 CAD) incurred and charged by Travellers and $2,278 ($3,000 CAD) charged by the Company’s chartered bank. There is no written agreement evidencing this loan or the previous loan with Travellers. The interest-bearing loans with Travellers are due on demand and were approved by the Board of Directors of the Company.

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

On May 14, 2015, the Ontario Ministry of Environment and Climate Change announced formal targets to be met to satisfy a commitment necessary to join the WCI along with Quebec and California, who are in the WCI with Cap and Trade commitments since 2014. The Ontario targets are very ambitious, with greenhouse gas (“GHG”) emission reductions of 15% by 2020, 37% by 2030 and 80% by 2050, all from a 1990 baseline. Ontario achieved a 6% reduction in GHG emissions from 1990 levels in 2014, mainly by closing all coal-fired power plants. The targets announced will require a focused program to reduce GHG emissions. The Company’s activities all contribute to GHG reductions, so will be a key part of Ontario’s initiative. The Company has also contacted counterparties in Quebec and California to explore opportunities for relevant projects. SusGlobal is committed to making all its commercial activities carbon neutral. The new Cap and Trade regulations were effective January 2017. Subsequently, on July 3, 2018, the new premier of the Province of Ontario announced the end of the Cap and Trade program in Ontario.

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

Operations

Waste Transfer Station: The Company owns the Environmental Compliance Approvals (the “ECAs”) issued by the Ministry of the Environment and Climate Change (the “MOECC”), from the Province of Ontario, in place to operate a waste transfer station with the capacity to process up to 50,000 metric tonnes of waste annually. The Company is reviewing plans to construct and equip the waste transfer station. The location of the waste transfer station, once built, will be alongside our organic composting facility, noted below, near Belleville, Ontario, Canada.

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

pg. 24

Organic Composting Facility. Our organic composting facility, located near Belleville, Ontario Canada, has ECAs in place to accept up to 70,000 metric tonnes of waste annually and is currently in operation. Certain assets of the organic composting facility, including the ECAs for the waste transfer station, were acquired by the Company on September 15, 2017, from the court appointed receiver, BDO, for Astoria, under the APA. The Company charges tipping fees for the waste accepted at the organic composting facility based on arrangements in place with the customers and the type of waste accepted. Typical waste accepted includes, leaf and yard, biosolids, food, liquid and paper sludge. During 2018, tipping fees ranged from $23 ($30 CAD) to $63 ($80 CAD) per metric tonne.

Compost Sales. The Company also sells organic compost (screened and unscreened) to local customers. During 2018, the average selling price of the compost per metric tonne was approximately $16 ($21 CAD).

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2018, the Company had a cash balance of $58,446 (December 31, 2017-$126,117) and current debt obligations in the amount of $2,739,387 (December 31, 2017-$2,664,905). As at June 30, 2018, the Company had a working capital deficit of $2,452,148 (December 31, 2017-$2,238,911). The Company does not currently have sufficient funds to satisfy the current debt obligations. Should the Company’s creditors seek or demand payment, the Company does not have the resources to pay or satisfy any such claims currently. Subsequent to June 30, 2018, PACE and the Company agreed to re-finance the outstanding debt and to amortize such debt over a period of twenty years.

The Company’s total assets at June 30, 2018 were $4,107,948 and total current liabilities were $2,739,387. Significant losses from operations have been incurred since inception and there is an accumulated deficit of $6,970,848 as of June 30, 2018. Continuation as a going concern is dependent upon generating significant new revenue and generating external capital and securing debt to achieve profitable operations while maintaining current fixed expense levels.

To pay current debt obligations and to fund any future operations, the Company requires significant new funds, which the Company may not be able to obtain. In addition to the funds required to liquidate the $2,739,387 in current liabilities, the Company estimates that approximately $5,000,000 must be raised to fund capital requirements and general corporate expenses for the next 12 months.

Effective January 1, 2017, the Company obtained a Line of Credit of up to $4,176,700 ($5,500,000 CAD) with PACE. The Line of Credit was to be advanced in tranches to allow for the funding of engineering, permitting, construction costs and equipment purchases for its BioGrid Project. On February 2, 2017, the company received the first and only advance in the amount of $1,215,040 ($1,600,000 CAD). The Line of Credit is due on February 2, 2019. The Line of Credit is now one of multiple credit facilities with PACE.

The funds advanced on this Line of Credit, $1,215,040 ($1,600,000) bear interest at the PACE base rate of 6.75% plus 1.25% per annum, payable on a monthly basis, interest only. The Line of Credit is secured by a business loan general security agreement, a $1,215,040 ($1,600,000 CAD) personal guarantee from the President and a charge against the Company’s premises lease. Also pledged as security are the shares of the wholly-owned subsidiaries and a pledge of 3,300,000 shares of the Company held by Landfill Gas Canada Ltd. (“LFGC”), an Ontario company controlled by a director and chief executive officer of the Company (the “CEO”), 500,000 shares of the Company held by the chief financial officer (the “CFO”) and 2,000,000 shares of the Company held by a director’s company, and a limited recourse guarantee by each. The Line of Credit is fully open for prepayment at any time without notice or bonus. A total commitment fee of $83,534 ($110,000 CAD) was paid to PACE. In addition, the agents who assisted in establishing the Line of Credit received 1,620,000 common shares of the Company determined to be valued at $469,800, based on the pricing of a recent private placement offering and cash of $300,000, on closing, for their services. Other closing costs in connection with the Line of Credit included legal fees of $29,399 ($38,713 CAD). As at June 30, 2018, $779,247 ($1,026,135 CAD) remains outstanding (December 31, 2017-$817,932; $1,026,135 CAD). During the six months ended June 30, 2018, the Company incurred interest charges of $31,862 ($40,708 CAD) (2017-$30,981; $41,336 CAD) on this Line of Credit.

On July 27, 2018, the Company refinanced this credit facility at the PACE base rate of 7% plus 1.25% per annum, payable in monthly blended instalments of principal and interest of $6,655 ($8,764), commencing August 2, 2018, amortized over a twenty-year period and due September 2, 2022.

pg. 25

On June 15, 2017, PACE loaned the Company $455,640 ($600,000 CAD) under a variable rate business loan agreement, for its bid for the purchase of certain assets of Astoria on the same terms and conditions to the Line of Credit above, except that the loan is due February 2, 2019. As at June 30, 2018, $435,793 ($573,865 CAD) (December 31, 2017-$457,428; $573,865 CAD) remains outstanding. During the six months ended June 30, 2018, the Company incurred interest charges of $17,819 ($22,766 CAD) (2017- $1,550; $2,069 CAD) on this credit facility.

On July 27, 2018, the Company refinanced this credit facility at the PACE base rate of 7% plus 1.25% per annum, payable in monthly blended instalments of principal and interest of $3,722 ($4,901 CAD), commencing August 2, 2018, amortized over a twenty-year period and due September 2, 2022.

On August 4, 2017, PACE loaned the Company $37,970 ($50,000 CAD) under a variable business loan agreement, to satisfy an outstanding liability on the same terms and conditions to the Line of Credit above, except that the loan is due February 4, 2019. As at June 30, 2018, $37,970 ($50,000 CAD) (December 31, 2017-$39,855; $50,000 CAD) remains outstanding. During the six months ended June 30, 2018, the Company incurred interest charges of $1,553 ($1,984 CAD) (2017-$nil; $nil CAD) on this credit facility.

On July 27, 2018, the Company refinanced this credit facility at the PACE base rate of 7% plus 1.25% per annum, payable in monthly blended instalments of principal and interest of $324 ($427 CAD), commencing August 4, 2018, amortized over a twenty-year period and due September 4, 2022.

On September 13, 2017, PACE loaned the Company $2,828,117 ($3,724,147) under a corporate term loan. The funds were used for the purpose of acquiring certain assets of Astoria from the court appointed receiver on September 15, 2017. The corporate term loan bears interest at the PACE base rate of 6.75% plus 1.25% per annum, payable in monthly blended instalments of principal and interest of $57,383 ($75,564 CAD), due September 13, 2022. The corporate term loan is secured by a business loan general security agreement representing a floating charge over the assets and undertakings of the Company, a first priority charge under a registered debenture and a lien registered under the Personal Property Securities Act in the amount of $3,38,343 ($4,000,978 CAD) against the assets, including accounts receivable, inventory and equipment. PACE has also provided the Company with a letter of credit in the favor of the Ministry of the Environment and Climate Change (“MOECC”) in the amount of $210,226 ($276,831 CAD) and, as security, has registered a charge of lease over the premises, located at 704 Phillipston Road, Roslin, Ontario, Canada. The corporate term loan also includes an assignment of existing contracts included in the APA. On June 13, 2018, the unpaid and previously deferred interest on the corporate term loan for the period from March 13, 2018 to June 13, 2018, in the amount of $52,659 ($69,343 CAD), has been capitalized and included in the principal balance of the corporate term loan. As at June 30, 2018, $2,646,012 ($3,484,345 CAD) remains outstanding. During the six months ended June 30, 2018, the Company incurred interest charges of $107,1199 ($136,961 CAD) on this corporate term loan. As of June 30, 2018, and the date of this filing, the MOECC has not drawn on the letter of credit.

The shares pledged as security for the Line of Credit and the other credit facility also pertain to this corporate term loan.

On July 26, 2018, the Company refinanced this corporate term loan. The first and only blended instalment of principal and interest of $22,147 ($29,164 CAD) due August 1, 2018 will be at the PACE base rate of 6.75% plus 1.25% per annum, for this payment, amortized over a twenty-year period. This will be followed, commencing August 13, 2018, by monthly blended instalments of principal and interest of $22,562 ($29,711 CAD) at the PACE base rate of 7% plus 1.25% per annum, amortized over a twenty-year period. This refinanced corporate term loan is due September 13, 2022.

On April 3, 2018, a new loan was provided by Travellers International Inc. (“Travellers”), an Ontario company controlled by the Executive Chairman and President (the “President”), who is also a director of the Company, in the amount of $151,880 ($200,000 CAD). A portion of the funds, $114,766 ($151,128 CAD), was used to pay two overdue monthly principal and interest instalments on the Company’s corporate term loan with PACE. This new loan is due on demand, unsecured and bears interest at the rate of 12% per annum. During the six-month period ended June 30, 2018, $4,529 ($5,786 CAD) of interest was charged on this loan. As at June 30, 2018, $4,394 ($5,786 CAD) (December 31, 2017-$nil; $nil CAD) in interest is included in accrued liabilities and the loans remain outstanding.

On April 11, 2018, three directors each loaned the Company $18,985 ($25,000 CAD). The loans bear interest at the rate of 12% per annum, are due on demand and unsecured. During the six-month period ended June 30, 2018, $1,544 ($1,973 CAD) of interest was charged on this loan. As at June 30, 2018, $1,498 ($1,973 CAD) (December 31, 2017-$nil; $nil CAD) in interest is included in accrued liabilities and the loans remain outstanding.

pg. 26

Refer to notes 9, 10 and 13 to the interim condensed consolidated financial statements for details on the long-term debt, obligations under capital lease and commitments respectively, as at June 30, 2018.

CONSOLIDATED RESULTS OF OPERATIONS – FOR THE THREE-MONTH PERIOD ENDED JUNE 30, 2018 COMPARED TO THE THREE-MONTH PERIOD ENDED JUNE 30, 2017

	2018	2017
Revenue	$227,423	$-
Cost of sales	142,477	-
Operating expenses
Management compensation-stock-based compensation	1,582,500	82,500
Management compensation-fees	83,584	40,149
Interest expense	91,779	22,096
Professional fees	76,220	36,374
Rent and occupancy	34,716	13,752
Insurance	15,466	21,983
Office and administration	12,501	13,244
Repairs and maintenance	10,760	-
Filing fees	3,581	5,467
Directors compensation	774	13,200
Total operating expenses	1,911,881	248,765

Net loss	$(1,826,935)	$(248,765)

During the three-month period ended June 30, 2018, the Company generated $227,423 of revenue from its organic composting facility. No revenue was generated in the prior three-month period ended June 30, 2017.The Company’s cost of sales in connection with this revenue totaled $142,477, primarily depreciation, direct wages and benefits, equipment rental, delivery, repairs and maintenance and utilities.

The net loss for the three-month period ended June 30, 2018 was $1,826,935, significantly higher than the net loss of $248,765 in the prior three-month period ended June 30, 2017, primarily due to the increase in management compensation, interest expense and professional fees, explained further below, offset by the increase in gross profit from the organic composting facility operations.

Operating expenses increased by $1,663,116, from $248,765 in the prior three-month period ended June 30, 2017 to $1,911,881 for the current three-month period ended June 30, 2018. This was primarily due to the increase in management compensation, interest expense and professional fees.

Management compensation increased by $1,543,435, from $122,649 in the prior three-month period ended June 30, 2017 to $1,666,084 in the current three-month period ended June 30, 2018, as a result of both an increase in the management compensation charged by the President and the CEO, beginning January 1, 2018, the recognition of the executive compensation for the President on the issuance of 1,000,000 common shares of the Company in exchange for 1,000,000 RSUs totaling $1,000,000, as approved by the Board on May 17, 2018 and the recognition of the executive compensation for the 1,000,000 RSUs which are to vest January 1, 2019, in the amount of $500,000

Interest expense increased by $69,683 from $22,096 in the prior three-month period ended June 30, 2017 to $91,779 for the current three-month period ended June 30, 2018, primarily as a result of the new corporate term loan obtained by the Company on September 15, 2017, for its organic composting facility.

Insurance decreased by $6,517 from $21,983 in the prior three-month period ended June 30, 2017 to $15,466 for the current three-month period ended June 30, 2018, primarily due to a lower premium for directors’ and officers’ insurance.

Professional fees increased by $39,846, from $36,374 in the prior three-month period ended June 30, 2017 to $76,220 in the current three-month period ended June 30, 2018, primarily from increases in audit and accounting services of $37,103, an increase for legal fees of $13,649 incurred in connection with the Company’s claim it launched against a third party, related to the purchase of certain assets of the organic composting facility on September 15, 2017, an increase in legal fees of $815 in connection with the Advances Water Technology Program offset by the absence of legal fees in connection with the Company’s Form S-4 filings in the prior three-month period ended June 30, 2017.

pg. 27

Rent and occupancy increased by $20,964, from $13,752 in the prior three-month period ended June 30, 2017 to $34,716 for the current three-month period ended June 30, 2018, due to the rent and occupancy costs associated with the Company’s new organic composting facility of $14,021 and additional rent and occupancy costs of $6,943 for the Company’s Toronto office location.

Office and administration decreased insignificantly by $743.

Repairs and maintenance of $10,760, is primarily related to costs associated with the premises of the Company’s organic composting facility.

Director’s compensation decreased by $12,426, from $13,200 for the prior three-month period ended June 30, 2017 to $774 for the current three-month period ended June 30, 2018. The current expense relates to fees charged by the Company’s audit committee chairman and the prior period’s charge relates to the Company’s issuance of 20,000 common shares each to two new directors, determined to be valued at $13,200, based on recent private placement.

CONSOLIDATED RESULTS OF OPERATIONS – FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 2018 COMPARED TO THE SIX-MONTH PERIOD ENDED JUNE 30, 2017

	2018	2017
Revenue	$360,144	$-
Cost of sales	324,417	-
Operating expenses
Financing costs	-	882,153
Management compensation-stock-based compensation	1,665,000	165,000
Management compensation-fees	173,758	80,946
Interest expense	177,019	42,686
Professional fees	137,042	88,359
Rent and occupancy	68,917	25,178
Office and administration	63,585	32,942
Insurance	30,585	36,949
Repairs and maintenance	18,769	-
Filing fees	10,039	9,356
Directors compensation	1,565	24,800
Contribution to Advanced Water Technology Program	-	71,017
Total operating expenses	2,346,279	1,459,386

Net loss	$(2,310,552)	$(1,459,386)

During the six-month period ended June 30, 2018, the Company generated $360,144 of revenue from its organic composting facility. No revenue was generated in the prior six-month period ended June 30, 2017. The Company’s cost of sales in connection with this revenue totaled $324,417, primarily depreciation, direct wages and benefits, equipment rental, delivery, repairs and maintenance and utilities.

The net loss for the six-month period ended June 30, 2018 was $2,310,552, significantly higher than the net loss of $1,459,386 in the prior six-month period ended June 30, 2017, primarily due to the increase in management compensation, interest expense, professional fees, rent and occupancy and office and administration, offset by reductions in financing costs, directors’ compensation and the contribution to the Advanced Water Technology Program, explained further below. The Company also generated a gross profit of $35,727 from its organic composting facility operations.

Operating expenses increased by $886,893, from $1,459,386 in the prior six-month period ended June 30, 2017 to $2,346,279 in the current six-month period ended June 30, 2018. This was primarily due to the increase in management compensation, interest expense, professional fees, rent and occupancy and office and administration, offset by reductions in financing costs, directors’ compensation and the contribution to the Advanced Water Technology Program, explained further below.

Management compensation increased by $1,592,812, from $245,946 in the prior six-month period ended June 30, 2017 to $1,838,758 in the current six-month period ended June 30, 2018, as a result of both an increase in the management compensation charged by the President and the CEO, beginning January 1, 2018, the recognition of the executive compensation for the President on the issuance of 1,000,000 common shares of the Company in exchange for 1,000,000 RSUs totaling $1,000,000, as approved by the Board on May 17, 2018 and the recognition of the executive compensation for the 1,000,000 RSUs which are to vest January 1, 2019, in the amount of $500,000.

Interest expense increased by $134,333 from $42,686 in the prior six-month period ended June 30, 2017 to $177,019 in the current six-month period ended June 30, 2018, primarily as a result of the new corporate term loan obtained by the Company on September 15, 2017, for its organic composting facility.

pg. 28

Professional fees increased by $48,683, from $88,359 in the prior six-month period ended June 30, 2017 to $137,042 in the current six-month period ended June 30, 2018, primarily from increases in audit and accounting services of $42,336, an increase for legal fees of $34,848 incurred in connection with the Company’s claim it launched against a third party, related to the purchase of certain assets of the organic composting facility on September 15, 2017, an increase in legal fees of $872 in connection with the Advanced Water Technology Program offset by the absence of legal fees in connection with the Company’s Form S-4 filings and other consulting fees of $29,373 in the prior six-month period ended June 30, 2017.

Rent and occupancy increased by $43,739, from $25,178 in the prior six-month period ended June 30, 2017 to $68,917 in the current six-month period ended June 30, 2018, due to the rent and occupancy costs associated with the Company’s new organic composting facility of $36,420 and additional rent and occupancy costs of $7,319 for the Company’s Toronto location.

Office and administration increased by $30,643 from $32,942 in the prior six-month period ended June 30, 2017 to $63,585 in the current six-month period ended March 31, 2018. The increase is primarily the result of new expenses incurred at the Company’s organic composting facility, including administrative wages of $12,818, automotive expenses and travel of $6,937, depreciation of $3,897 and other various expenses.

Insurance decreased by $6,364, from $36,949 for the prior six-month period ended June 30, 2017 to $30,585 in the current six-month period ended June 30, 2018, primarily due to a reduction in the premium for the Company’s directors’ and officers’ liability insurance. The Company’s premiums for the pollution coverage and the general and equipment liability for the organic composting facility was comparable to the premium paid for similar coverage for the Company’s BioGrid Project which it continued to incur in the prior period.

Repairs and maintenance of $18,769 related primarily to costs associated with the premises of the Company’s new organic composting facility.

Director’s compensation decreased by $23,235, from $24,800 in the prior six-month period ended June 30, 2017 to $1,565 in the current six-month period ended June 30, 2018. The current expense relates to fees charged by the Company’s audit committee chairman and the prior period’s charge relates to the Company’s issuance of 20,000 common shares each to four new directors, determined to be valued at $24,800, based on recent private placement.

The Contribution to the Advanced Water Technology Program in the prior six-month period ended June 30, 2017 was not repeated in the current six-month period ended June 30, 2018.

The Company’s interim condensed consolidated financial statements have been prepared in accordance with US GAAP, which assumes that the Company will be able to meet its obligations and continue its operations for the next twelve months.

As at June 30, 2018, the Company had a working capital deficit of $2,452,148 (December 31, 2017-$2,238,911), incurred a net loss of $2,310,552 (2017-$1,459,386) for the six months ended June 30, 2018 and had an accumulated deficit of $6,970,848 (December 31, 2017-$4,660,296) and expects to incur further losses in the development of its business. These factors cast substantial doubt as to the Company’s ability to continue as a going concern, which is dependent upon its ability to obtain the necessary financing to further the development of its business, satisfy its obligations to PACE and upon achieving profitable operations. Management believes that the Company will be able to obtain the necessary funding by equity or debt; however, there is no assurance of funding being available or available on acceptable terms. Subsequent to June 30, 2018, the long-term debt with PACE was refinanced. Realization values may be substantially different from carrying values as shown.

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

pg. 30

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases” (Topic 842). The standard requires lessees to recognize the assets and liabilities that arise from leases on the balance sheet. ASU 2016-02 requires the recognition on the balance sheet of a lease liability to make lease payments by lessees and a right-of-use asset representing its right to use the underlying asset for the lease term. The new guidance will also require significant additional disclosure about the amount, timing and uncertainty of cash flows from leases. The new guidance is effective for annual and interim reporting periods beginning after December 15, 2018 (January 1, 2019 for the Company). The amendments should be applied at the beginning of the earliest period presented using a modified retrospective approach with earlier application permitted as of the beginning of an interim or annual reporting period. In March 2018, the FASB approved a new, optional transition method that will give companies the option to use the effective date as the date of initial application on transition. The Company plans to elect this transition method, and as a result, the Company will not adjust the comparative financial information or make the new required lease disclosures for periods before the effective date. The Company anticipates the adoption of this new standard will result in a significant increase in lease-related assets and liabilities in the consolidated balance sheet. As the impact of this standard is non-cash in nature, the Company does not anticipate its adoption having an impact on the Company’s consolidated statement of cash flows. The Company is currently evaluating the impact of adopting ASU No. 2016-02 on the consolidated statement of income.

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

EQUITY

As at June 30, 2018, the Company had 39,913,031 common shares issued and outstanding. At the date of this filing, the Company had 40,040,031 common shares issued and outstanding.

STOCK OPTIONS AND WARRANTS

Effective January 1, 2017, the Company’s CEO was granted 3,000,000 RSUs. On January 1, 2018, 1,000,000 RSUs were exchanged into 1,000,000 common stock. On May 17, 2018, at a meeting of the Board, the Board approved an amendment to the President’s consulting agreement, to include the granting of 3,000,000 RSUs to the President on the same terms and conditions as those granted to the CEO. Effective May 17, 2018, 1,000,000 RSUs were exchanged into 1,000,000 common stock. Based on recent private placement pricing, the common stock issued on exchange for the RSUs, were determined to be valued at $1,000,000.

The RSUs for the remaining two installments are to vest annually on January 1, 2019 and 2020. The Company has recorded a stock compensation reserve of $665,000 as at June 30, 2018, representing one sixth of the total value of the RSUs of $3,990,000, based on private placement pricing at the time of the grant for each of the RSUs.

pg. 31

The Company has no other stock options or warrants outstanding as at June 30, 2018 and as of the date of this filing.

RELATED PARTY TRANSACTIONS

The Company transacts with related parties in the normal course of business.

During the six-month period ended June 30, 2018, the Company incurred $70,443 ($90,000 CAD) (2017-$22,484; $30,000 CAD) in management fees expense with Travellers International Inc. (“Travellers”), an Ontario company controlled by a director and president of the Company (the “President”); $70,443 ($90,000 CAD) (2017-$22,484; $30,000 CAD) in management fees expense with Landfill Gas Canada Ltd. (“LFGC”), an Ontario company controlled by a director and chief executive officer of the Company (the “CEO”); $ 23,481 ($30,000 CAD) (2017-$17,987; $24,000 CAD) in management fees expense with the Company’s chief financial officer (the “CFO”); and $9,391 ($12,000 CAD) (2017-$17,987; $24,000 CAD) in management fees expense with the Company’s vice-president of corporate development (the “VPCD”). As at June 30, 2018, unpaid remuneration and unpaid expenses in the amount of $72,544 ($95,528 CAD) (December 31, 2017-$111,426; $139,789 CAD) is included in accounts payable and $202,969 ($267,275 CAD) (December 31, 2017-$102,935; $129,137 CAD) is included in accrued liabilities.

In addition, during the six-month period ended June 30, 2018, the Company incurred interest expense of $4,818 ($6,156 CAD) (2017-$10,154; $13,548 CAD) on the outstanding loans from Travellers and $1,544 ($1,973 CAD) (2017-$nil; $nil CAD) from the directors. As at June 30, 2018, interest of $5,892 ($7,759 CAD) (December 31, 2017-$22,120; $27,750 CAD) is included in accrued liabilities.

During the six-month period ended June 30, 2018, the Company incurred $32,499 ($41,521 CAD) (2017-$11,426; $15,124 CAD) in rent paid under a rental agreement to Haute Inc. (“Haute”), an Ontario company controlled by the President.

And, during the six-month period ended June 30, 2018, the Company sold $15,728 ($20,095 CAD) of compost product to LFGC.

Furthermore, the Company granted the CEO 3,000,000 restricted stock units (“RSU”), under a consulting agreement effective January 1, 2017, determined to be valued at $990,000 based on recent private placement. On January 1, 2018, 1,000,000 RSUs were exchanged into 1,000,000 common stock. The RSUs for the remaining two installments are to vest annually on January 1, 2019 and 2020. On May 17, 2018, at a meeting of the board of directors (the “Board”), the Board approved an amendment to the President’s consulting agreement, to include the granting of 3,000,000 RSUs to the President on the same terms and conditions as those granted to the CEO. Effective May 17, 2018, 1,000,000 RSUs were exchanged into 1,000,000 common stock. Based on recent private placement pricing, the common stock issued on exchange for the RSUs, were determined to be valued at $1,000,000.

For the six-month period ended June 30, 2018, the Company recognized management compensation expense of $665,000 (2017-$165,000) on this award, representing one sixth of the total value of the awards of $3,990,000, based on recent private placement pricing, on the dates of the awards.

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

pg. 32

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

On December 15, 2017, the Company filed a motion record in the Ontario Superior Court of Justice against the Business Development Bank of Canada, the applicant and Astoria Organic Matters Ltd. and Astoria Organic Matters Canada LP, together, the respondents, in the amount of $573,651 ($755,400 CAD) in connection with the Company’s purchase of certain assets from the court appointed receiver for Astoria, BDO Canada Limited on September 15, 2017. The basis for the claim is for the Company’s costs to process biosolids stored onsite that amounted to approximately more than 10 times the amount permitted to be stored by conditions in the Environmental Compliance Approval for the site. The processing costs are paid when the biosolids are received onsite. Costs to process are incurred over the 12 weeks it takes to incorporate the biosolids into a compost product. The motion is scheduled to be heard on September 21, 2018.

Item 1B. Risk Factors.

As a smaller reporting company, we are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended June 30, 2018, the Company issued 330,000 common shares for net proceeds of $304,500 and 190,000 common shares on a private placement received prior to December 31, 2017, for working capital purposes.

In addition, the Company issued a total of 2,000,000 common stock to executive officers on the exchange of 2,000,000 restricted stock units.

The securities above were offered and sold pursuant to an exemption from the registration requirements under Section 4(a)(2) of the Securities Act since, among other things, the transactions did not involve a public offering.

Item 3. Defaults upon Senior Securities.

              None.

Item 4. Mine Safety Disclosures.

              Not Applicable.

pg. 33

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

SUSGLOBAL ENERGY CORP.

August 13, 2018	By:	/s/ Gerald Hamaliuk
Gerald Hamaliuk
Chief Executive Officer

August 13, 2018	By:	/s/ Ike Makrimichalos
Ike Makrimichalos
Chief Financial Officer (Principal Financial and Accounting
Officer)

pg. 35