Form 10-Q
period 2018-09-30
SusGlobal Energy Corp.
filed 2018-11-13
CIK 1652539

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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
Yes [   ]      No [X] *

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [X]      No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

pg. 1

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [X]
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
Yes [   ]      No [X]

The number of shares of the registrant’s common stock outstanding as of November 13, 2018 was 40,247,531 shares.

*Explanatory Note: The Company is not required to file reports under Section 13 or 15(d) of the Securities Exchange Act of 1934.

pg. 2

SusGlobal Energy Corp.
INDEX TO FORM 10-Q
For the Three and Nine-Month Periods Ended September 30, 2018 and 2017

pg. 3

SUSGLOBAL ENERGY CORP.
CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018 and 2017

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

pg. 4

SusGlobal Energy Corp.
Interim Condensed Consolidated Balance Sheets
As at September 30, 2018 and December 31, 2017
(Expressed in United States Dollars)
(unaudited)

	September 30, 2018	December 31, 2017
		(refer to note 16)
ASSETS
Current Assets
Cash and cash equivalents	$-	$126,117
Trade receivables	137,544	183,254
Government remittances receivable	-	3,671
Inventory	73,795	53,964
Prepaid expenses and deposits	15,442	53,719

Total Current Assets	226,781	420,725

Intangible Assets (note 6)	142,456	147,100
Long-lived Assets, net (note 7)	3,642,408	3,864,588
Long-Term Assets	3,784,864	4,011,688
Total Assets	$4,011,645	$4,432,413

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities
Bank indebtedness	$820	$-
Accounts payable (note 8)	396,753	408,173
Government remittances payable	22,343	-
Accrued liabilities (notes 8 and 11)	531,860	347,417
Current portion of long-term debt (note 9)	3,949,053	1,828,900
Current portion of obligations under capital lease (note 10)	91,967	59,204
Loans payable to related parties (note 11)	212,438	15,942

Total Current Liabilities	5,205,234	2,659,636

Long-Term Liabilities
Long-term debt (note 9)	-	2,332,535
Obligations under capital lease (note 10)	240,627	160,580
Total Long-term Liabilities	240,627	2,493,115
Total Liabilities	5,445,861	5,152,751
Stockholders’ Deficiency
Preferred stock, $.0001 par value, 10,000,000 authorized, none issued and outstanding
Common stock, $.0001 par value, 150,000,000 authorized, 40,050,031 (2017- 37,393,031) shares issued and outstanding (note 12)	4,006	3,740
Additional paid-in capital	5,520,585	3,576,111
Subscriptions payable	-	178,200
Stock compensation reserve	997,500	330,000
Accumulated deficit	(7,802,121)	(4,660,296)
Accumulated other comprehensive loss	(154,186)	(148,093)

Stockholders’ deficiency	(1,434,216)	(720,338)

Total Liabilities and Stockholders’ Deficiency	$4,011,645	$4,432,413

Going concern (note 2)
Commitments (note 13)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

pg. 5

SusGlobal Energy Corp.
Interim Condensed Consolidated Statements of Operations and Comprehensive Loss
For the three and nine-month periods ended September 30, 2018 and 2017
(Expressed in United States Dollars)
(unaudited)

	For the three-month periods ended		For the nine-month periods ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
		(refer to note 16)		(refer to note 16)
Revenue	$279,394	$25,608	$639,538	$25,608

Cost of Sales
Opening inventory	115,733	-	53,964	-
Depreciation	98,823	14,415	291,134	14,415
Direct wages and benefits	41,526	15,380	125,634	15,380
Equipment rental, delivery and
repairs and maintenance	41,354	10,304	102,552	10,304
Utilities	22,755	3,826	54,643	3,826
Outside contractors	(27)	-	16,654	-
	320,164	43,925	644,581	43,925
Less: closing inventory	(73,795)	-	(73,795)	-
Total cost of sales	246,369	43,925	570,786	43,925

Gross profit (loss)	33,025	(18,317)	68,752	(18,317)

Operating expenses
Management compensation-stock- based compensation (note 8)	332,500	82,500	1,997,500	247,500
Management compensation-fees (note 8)	82,619	43,016	256,377	123,962
Professional fees	246,245	92,434	383,287	180,793
Interest expense (note 8)	90,939	40,363	267,958	83,049
Rent and occupancy (note 8)	54,925	25,170	123,842	50,348
Insurance	14,172	16,717	44,757	53,666
Office and administration (note 13(c))	39,182	21,751	102,767	54,693
Filing fees	1,479	5,499	11,518	14,855
Repairs and maintenance	1,471	-	20,240	-
Directors compensation	766	-	2,331	24,800
Financing costs	-	-	-	882,153
AWT Program	-	-	-	71,017
Total operating expenses	864,298	327,450	3,210,577	1,786,836

Net loss before other income	(831,273)	(345,767)	(3,141,825)	(1,805,153)
Other income-insurance proceeds	-	48,208	-	48,208
Net loss after other income Other comprehensive (loss) income	(831,273)	(297,559)	(3,141,825)	(1,756,945)
Foreign exchange translation	(27,107)	86,420	(6,093)	38,693

Comprehensive loss	$(858,380)	$(211,139)	$(3,147,918)	$(1,718,252)

Net loss per share-basic and diluted	$(0.02)	$(0.01)	$(0.08)	$(0.05)

Weighted average number of common shares outstanding- basic and diluted	40,003,672	36,658,490	39,222,148	36,185,790

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

pg. 6

SusGlobal Energy Corp.
Interim Condensed Consolidated Statements of Changes in Stockholders’ Deficiency
For the nine-month periods ended September 30, 2018 and year ended December 31, 2017
(Expressed in United States Dollars)
(unaudited)

	Number of	Common	Additional Paid-	Share	Stock	Accumulated	Accumulated Other	Stockholders’
	Shares	Shares	in Capital	Subscriptions	Compensation	Deficit	Comprehensive	Deficiency
				Payable	Reserve		Loss

Balance – December 31, 2016	34,128,910	$2,004,407	$-	$-	$-	$(2,447,815)	$(41,745)	$(485,153)
Shares issued to directors	40,000	11,600	-	-	-	-	-	11,600
Shares issued to employee	5,000	1,450	-	-	-	-	-	1,450
Shares issued for consulting services	15,000	4,950	-	-	-	-	-	4,950
Shares issued on exercise of offer to acquire shares	115,000	11,500	-	-	-	-	-	11,500
Shares issued to agents on financing	1,620,000	469,800	-	-	-	-	-	469,800
Shares issued on private placement, net of share issue costs	329,176	98,048	-	-	-	-	-	98,048
Reallocation between common shares and additional paid-in capital	-	(2,598,130)	2,598,130	-	-	-	-	-
Shares issued to directors	40,000	4	13,196	-	-	-	-	13,200
Shares issued as compensation for director nomination	20,000	2	6,598	-	-	-	-	6,600
Shares issued to employee	4,000	1	3,999	-	-	-	-	4,000
Shares issued for consulting services	20,000	2	19,998	-	-	-	-	20,000
Shares issued for private placement compensation	5,000	1	4,999	-	-	-	-	5,000
Shares issued on acquisition of assets	529,970	53	529,917	-	-	-	-	529,970
Shares issued on private placement, net of share issue costs	520,975	52	399,274	-	-	-	-	399,326
Stock compensation expensed on vesting of stock award	-	-	-	-	330,000	-	-	330,000
Proceeds received on shares yet to be issued	-	-	-	178,200	-	-	-	178,200
Other comprehensive loss	-	-	-	-	-	-	(106,348)	(106,348)
Net loss	-	-	-	-	-	(2,212,481)	-	(2,212,481)
Balance – December 31, 2017	37,393,031	3,740	3,576,111	178,200	330,000	(4,660,296)	(148,093)	(720,338)
Shares issued for proceeds previously received	190,000	19	178,181	(178,200)	-	-	-	-
Shares issued on vesting of 2017 stock award	2,000,000	200	1,329,800	-	(330,000)	-	-	1,000,000
Shares issued for private placement, net of share issue costs	467,000	47	436,493	-	-	-	-	436,540
Stock compensation expensed on vesting of stock award	-	-	-	-	997,500	-	-	997,500
Other comprehensive loss	-	-	-	-	-	-	(6,093)	(6,093)
Net loss	-	-	-	-	-	(3,141,825)	-	(3,141,825)
Balance-September 30, 2018	40,050,031	$4,006	$5,520,585	$-	$997,500	$(7,802,121)	$(154,186)	$(1,434,216)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

pg. 7

SusGlobal Energy Corp.
Interim Condensed Consolidated Statements of Cash Flows
For the nine-month periods ended September 30, 2018 and 2017
(Expressed in United States Dollars)
(unaudited)

	For the nine-month	For the nine-month
	period ended	period ended
	September 30, 2018	September 30, 2017
		(refer to note 16)
Cash flows from operating activities
Net loss	$(3,141,825)	$(1,756,945)
Adjustments for:
Depreciation	297,294	15,108
Amortization of intangible asset	150	150
Non-cash financing fees costs and professional fees	-	501,350
Stock-based compensation	1,997,500	277,750
Interest capitalized	53,873	-
Changes in non-cash working capital:	-	-
Trade receivables	40,282	6,812
Government remittances receivable	3,578
Other receivable-insurance proceeds	-	(48,208)
Inventory	(21,620)	-
Prepaid expenses and deposits	36,829	(12,273)
Accounts payable	1,186	(88,742)
Government remittances payable	22,470	-
Accrued liabilities	196,276	16,797
Net cash used in operating activities	(514,007)	(1,088,201)

Cash flows from investing activities
Disposal of term deposit	-	152,400
Purchase of trade receivables	-	(132,701)
Purchase of deposit	-	(38,100)
Purchase of long-lived assets	(1,553)	(3,019,281)
Purchase of intangible assets	-	(140,625)
Net cash used in investing activities	(1,553)	(3,178,307)

Cash flows from financing activities
Bank indebtedness	820	-
Advances of long-term debt	-	4,584,564
Repayment of long-term debt	(138,303)	(459,120)
Repayments of obligations under capital lease	(71,970)	-
Advances of loans payable to related parties	213,648	-
Repayments of loans payable to related parties	(15,538)	(169,874)
Private placement proceeds (net of share issue costs)	436,540	386,874
Subscription payable proceeds	-	23,000
Net cash provided by financing activities	425,197	4,365,444

Effect of exchange rate on cash	(35,754)	(63,313)
(Decrease) increase in cash	(126,117)	35,623
Cash and cash equivalents-beginning of period	126,117	1,774

Cash and cash equivalents-end of period	$-	$37,397

Supplemental Cash Flow Disclosures:

Interest paid	$279,320	$64,156
Income taxes paid	-	-

(i)	Refer to notes 9 and 10, long-term debts and obligations under capital lease, for details on the non-cash purchase of certain long-lived assets.
(ii)	Refer to note 12, capital stock, for details on the issuance of capital stock for the purchase of long-lived certain assets.

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

pg. 8

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
September 30, 2018 and 2017
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

These interim condensed consolidated financial statements of SusGlobal and its wholly-owned subsidiaries, SusGlobal Energy Canada Corp., SusGlobal Energy Canada I Ltd. (“SGECI”) and SusGlobal Energy Belleville Ltd. (together, the “Company”), have been prepared following generally accepted accounting principles in the United States (“US GAAP”) for interim financial information and the Securities Exchange Commission (“SEC”) instructions to Form 10-Q and Article 8 of SEC Regulation S-X, and are expressed in United States Dollars. The Company’s functional currency is the Canadian Dollar (“CAD”). In the opinion of management, all adjustments necessary for a fair presentation have been included.

2. Going Concern

The interim condensed consolidated financial statements have been prepared in accordance with US GAAP, which assumes that the Company will be able to meet its obligations and continue its operations for the next twelve months.

As at September 30, 2018, the Company had a working capital deficit of $4,978,453 (December 31, 2017-$2,238,911), incurred a net loss of $3,141,825 (2017-$1,756,945) for the nine months ended September 30, 2018 and had an accumulated deficit of $7,802,121 (December 31, 2017-$4,660,296) and expects to incur further losses in the development of its business. These factors cast substantial doubt as to the Company’s ability to continue as a going concern, which is dependent upon its ability to obtain the necessary financing to further the development of its business, satisfy its obligations to PACE Savings & Credit Union Limited (“PACE”) and upon achieving profitable operations. There is no assurance of funding being available or available on acceptable terms. Realization values may be substantially different from carrying values as shown.

These interim condensed consolidated financial statements do not include any adjustments to reflect the future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result if the Company was unable to continue as a going concern.

pg. 9

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
September 30, 2018 and 2017
(Expressed in United States Dollars)
(unaudited)

3. Significant Accounting Policies

These interim condensed consolidated financial statements do not include all of the information and footnotes required by US GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements of the Company for the years ended December 31, 2017 and 2016 and their accompanying notes.

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

The adoption of this pronouncement had no impact on the Company’s interim condensed consolidated balance sheets as of January 1, 2018.

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
September 30, 2018 and 2017
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

5. Financial Instruments

The carrying value of cash and cash equivalents, trade receivables, certain deposits under prepaid expenses and deposits, bank indebtedness, accounts payable and accrued liabilities approximated their fair values as of September 30, 2018 and December 31, 2017 due to their short-term nature. The carrying value of the long-term debt, obligations under capital lease and loans payable to related parties approximated their fair values due to their market interest rates.

Interest, Credit and Concentration Risk

In the opinion of management, the Company is exposed to significant interest rate risk on its long-term debt of $3,949,053 ($5,112,043 CAD) (December 31, 2017-$4,161,435; $5,220,719 CAD). As at September 30, 2018, the Company is exposed to concentration risk as it had four customers (December 31, 2017-four customers) each representing greater than 5% of total trade receivables that add to 88% (December 31, 2017-91%) in total. The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue. These customers accounted for 67% (10%, 26% and 31%) (September 30, 2017-78%) of total revenue.

Liquidity Risk

Liquidity risk is the risk that the Company is unable to meet its obligations as they fall due. The Company takes steps to ensure it has sufficient working capital and available sources of financing to meet future cash requirements for capital programs and operations.

pg. 11

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
September 30, 2018 and 2017
(Expressed in United States Dollars)
(unaudited)

5. Financial Instruments, (continued)

The Company actively monitors its liquidity to ensure that its cash flows and working capital are adequate to support its financial obligations and the Company’s capital programs. In order to continue operations, the Company will need to raise capital. There is no assurance of funding being available or available on acceptable terms. Realization values may be substantially different from carrying values as shown.

Currency Risk

Although the Company’s functional currency is the CAD, the Company realizes a portion of its expenses in USD. Consequently, certain assets and liabilities are exposed to foreign currency fluctuations. As at September 30, 2018, $35,034 (2017-$6,057) of the Company’s net monetary liabilities were denominated in USD. The Company has not entered into any hedging transactions to reduce the exposure to currency risk.

6. Intangible Assets

	September 30, 2018	December 31, 2017
Technology license (net of accumulated amortization of $681 (2017- $531))	$1,320	$1,470
Environmental compliance approvals-indefinite life- $182,700 CAD	141,136	145,630
	$142,456	$147,100

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

7. Long-lived Assets, net

	September 30, 2018		December 31, 2017
	Cost	Accumulated	Net book value	Net book value
		depreciation
Composting buildings	$2,271,732	$143,382	$2,128,350	$2,302,651
Gore cover system	905,370	94,309	811,061	906,953
Driveway and paving	358,054	29,838	328,216	360,835
Machinery and equipment	47,123	14,436	32,687	44,667
Equipment under capital lease	425,864	98,494	327,370	229,561
Office trailer	6,566	2,052	4,514	6,182
Computer equipment	6,827	3,261	3,566	3,368
Computer software	7,107	3,702	3,405	6,264
Automotive equipment	1,545	425	1,120	1,514
Signage	2,622	503	2,119	2,593
	$4,032,810	$390,402	$3,642,408	$3,864,588

pg. 12

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
September 30, 2018 and 2017
(Expressed in United States Dollars)
(unaudited)

7. Long-lived Assets, net, continued

Included above are certain assets of Astoria acquired from BDO under the APA, which closed on September 15, 2017. The purchase price for the purchased assets, described as an organic composting facility, including composting buildings, gore cover system, driveway and paving, certain machinery and equipment, an office trailer, certain computer equipment and computer software consisted of cash of $3,026,114 ($3,917,300 CAD) and 529,970 restricted common shares of the Company, determined to be valued at $529,970 ($700,000 CAD), based on recent private placement pricing. In addition, legal costs in connection with acquiring the assets of $22,598 ($29,253 CAD), are included in the cost of the composting buildings. The purchase price was allocated to the assets acquired based on their estimated relative fair value as at the date the assets were acquired.

8. Related Party Transactions

During the nine-month period ended September 30, 2018, the Company incurred $104,881 ($135,000 CAD) (2017-$34,434; $45,000 CAD) in management fees expense with Travellers International Inc. (“Travellers”), an Ontario company controlled by a director and president of the Company (the “President”); $104,881 ($135,000 CAD) (2017-$34,434; $45,000 CAD) in management fees expense with Landfill Gas Canada Ltd. (“LFGC”), an Ontario company controlled by a director and chief executive officer of the Company (the “CEO”); $37,291 ($48,000 CAD) (2017-$27,547; $36,000 CAD) in management fees expense with the Company’s chief financial officer (the “CFO”); and $9,324 ($12,000 CAD) (2017-$27,547; $36,000 CAD) in management fees expense with the Company’s vice-president of corporate development (the “VPCD”). As at September 30, 2018, unpaid remuneration and unpaid expenses in the amount of $109,075 ($141,198 CAD) (December 31, 2017-$111,426; $139,789 CAD) is included in accounts payable and $166,860 ($216,000 CAD) (December 31, 2017-$102,935; $129,137 CAD) is included in accrued liabilities.

In addition, during the nine-month period ended September 30, 2018, the Company incurred interest expense of $9,482 ($12,205 CAD) (2017-$14,052; $18,363 CAD) on the outstanding loans from Travellers and $3,295 ($4,241 CAD) (2017-$nil; $nil CAD) on the outstanding loans from the directors. As at September 30, 2018, interest of $12,419 ($16,077 CAD) (December 31, 2017-$22,120; $27,750 CAD) on these loans is included in accrued liabilities.

During the nine-month period ended September 30, 2018, the Company incurred $53,565 ($68,947 CAD) (2017-$50,348; $65,797 CAD) in rent paid under a rental agreement to Haute Inc. (“Haute”), an Ontario company controlled by the President.

During the nine-month period ended September 30, 2018, the Company sold $15,612 ($20,095 CAD) of compost product to LFGC.

Furthermore, the Company granted the CEO 3,000,000 restricted stock units (“RSU”), under a consulting agreement effective January 1, 2017, determined to be valued at $990,000 based on recent private placement. On January 1, 2018, 1,000,000 RSUs were exchanged into 1,000,000 common stock. The RSUs for the remaining two installments are to vest annually on January 1, 2019 and 2020. On May 17, 2018, the board of directors (the “Board”) approved an amendment to the President’s consulting agreement to include the granting of 3,000,000 RSUs on the same terms and conditions as those granted to the CEO. This grant was valued at $3,000,000 based on recent private placement pricing. Effective May 17, 2018, 1,000,000 RSUs vested immediately and were exchanged into 1,000,000 common stock. The cost of both RSU grants is presented as management compensation expense.

For the nine-month period ended September 30, 2018, the Company recognized management compensation expense of $997,500 (2017-$247,500) on these awards, representing one quarter of the total value of the awards of $3,990,000.

pg. 13

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
September 30, 2018 and 2017
(Expressed in United States Dollars)
(unaudited)

9. Long-Term Debt

					September	December
	Credit	Credit	Credit	Corporate	30, 2018	31, 2017
	Facility	Facility	Facility	Term	Total	Total
				Loan
	(a)	(b)	(c)	(d)
Long-Term Debt	$790,151	$441,891	$38,502	$2,678,509	$3,949,053	$4,161,435
Current portion	(790,151)	(441,891)	(38,502)	(2,678,509)	(3,949,053)	(1,828,900)
Long-term Debt	$-	$-	$-	$-	$-	$2,332,535

(a)

The credit facility bears interest at the PACE base rate of 7.00% plus 1.25% per annum, currently 8.25%. The credit facility is due on demand, but until a demand is made, is payable in monthly blended installments of principal and interest of $6,770 ($8,764 CAD), and matures on September 2, 2022. The first and only advance on the credit facility on February 2, 2017, in the amount of $1,236,000 ($1,600,000 CAD), is secured by a business loan general security agreement, a $1,236,000 ($1,600,000 CAD) personal guarantee from the President and a charge against the Company’s premises lease. Also pledged as security are the shares of the wholly-owned subsidiaries, a pledge of 3,300,000 of the Company’s shares held by LFGC, 500,000 of the Company’s shares held by the CFO, 2,000,000 of the Company’s shares held by a director’s company and a limited recourse guarantee by each of these parties. The credit facility is fully open for prepayment at any time without notice or bonus.

(b)

The credit facility advanced on June 15, 2017, in the amount of $463,500 ($600,000 CAD), bears interest at the PACE base rate of 7.00% plus 1.25% per annum, currently 8.25%. The credit facility is due on demand, but until a demand is made, is payable in monthly blended installments of principal and interest of $3,786 ($4,901 CAD), and matures on September 2, 2022. The credit facility is secured by a variable rate business loan agreement on the same terms, conditions and security as noted above.

(c)

The credit facility advanced on August 4, 2017, in the amount of $38,625 ($50,000 CAD), bears interest at the PACE base rate of 7.00% plus 1.25% per annum, currently 8.25%. The credit facility is due on demand, but until a demand is made, is payable in monthly blended installments of principal and interest of $330 ($427 CAD), and matures on September 4, 2022. The credit facility is secured by a variable rate business loan agreement on the same terms, conditions and security as noted above.

(d)

The corporate term loan advanced on September 13, 2017, in the amount of $2,876,904 ($3,724,147 CAD), bears interest at the PACE base rate of 7.00% plus 1.25% per annum, currently 8.25%. The corporate term loan is due on demand, but until a demand is made, is payable in monthly blended installments of principal and interest of $22,952 ($29,711 CAD), and matures on September 13, 2022. The corporate term loan is secured by a business loan general security agreement representing a floating charge over the assets and undertakings of the Company, a first priority charge under a registered debenture and a lien registered under the Personal Property Security Act in the amount of $3,090,756 ($4,000,978 CAD) against the assets including inventory, accounts receivable and equipment. The corporate term loan also included an assignment of existing contracts included in the APA.

The shares of the wholly-owned subsidiaries and those shares held by the companies and the CFO noted under (a) above, also represent security for the corporate term loan.

Repayments are as follows:

For the three months ending December 31, 2018	$20,428
For the year ending December 31, 2019	85,136
For the year ending December 31, 2020	91,511
For the year ending December 31, 2021	100,273
For the year ending December 31, 2022	3,651,705
Total	$3,949,053

For the nine-month period ended September 30, 2018, $241,153 ($310,403 CAD) (2017-$68,997; $90,169 CAD) in interest was charged.

pg. 14

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
September 30, 2018 and 2017
(Expressed in United States Dollars)
(unaudited)

10. Obligations under Capital Lease

				September 30,	December 31,
				2018	2017
	(a)	(b)	(c)	Total	Total
Obligations under Capital Lease	$980	$170,384	$161,230	$332,594	$219,784
Less: current portion	(980)	(49,058)	(41,929)	(91,967)	(59,204)
Obligations under Capital Lease	$-	$121,326	$119,301	$240,627	$160,580

(a)

The lease agreement for certain equipment for the Company’s organic composting facility at a cost of $13,272 ($17,180 CAD), is payable in monthly blended installments of principal and interest of $980 ($1,268 CAD) at a monthly interest rate of 5.95%, due November 10, 2018.

(b)

The lease agreement for certain equipment for the Company’s organic composting facility at a cost of $221,437 ($286,650 CAD), is payable in monthly blended installments of principal and interest of $4,511 ($5,840 CAD), plus applicable harmonized sales taxes and an option to purchase the equipment for a final payment of $22,094 ($28,600 CAD), plus applicable harmonized sales taxes on October 31, 2021. The lease agreement bears interest at the rate of 5.982% annually, compounded monthly, due September 30, 2021.

(c)

The lease for certain equipment for the Company’s organic composting facility at a cost of $191,155 ($247,450 CAD), is payable in monthly blended installments of principal and interest of $3,954 ($5,118 CAD), plus applicable harmonized sales taxes for a period of forty-six months plus the first two monthly blended installments of $7,725 ($10,000 CAD) plus applicable harmonized sales taxes and an option to purchase the equipment for a final payment of $ 19,065 ($24,680 CAD) plus applicable harmonized sales taxes on February 27, 2022. The leasing agreement bears interest at the rate of 6.15% annually, compounded monthly, due January 27, 2022.

The lease liabilities are secured by the equipment under capital lease as described in note 7.

Minimum lease payments are as follows:

For the three-month period ending December 31, 2018	$34,840
For the year ending December 31, 2019	101,582
For the year ending December 31, 2020	101,582
For the year ending December 31, 2021	110,141
For the year ending December 31, 2022	23,019
371,164
Less: imputed interest	(38,570)
Total	$332,594

For the nine-month period ended September 30, 2018, $14,028 ($18,056 CAD) (2017-$nil; ($nil CAD)) in interest was charged.

11. Loans Payable to Related Parties

	September 30, 2018	December 31, 2017

Travellers International Inc.	$154,500	$15,942
Directors	57,938	-
	$212,438	$15,942

Loan payable in the amount of $154,500 ($200,000 CAD) (December 31, 2017-$15,942; $20,000 CAD), owing to Travellers and bears interest at the rate of 12% per annum, is due on demand and is unsecured. As at September 30, 2018, $9,143 ($11,836 CAD) (December 31, 2017-$22,120; $27,750 CAD) in interest is included in accrued liabilities.

pg. 15

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
September 30, 2018 and 2017
(Expressed in United States Dollars)
(unaudited)

11. Loans Payable to Related Parties, continued

During the nine-month period ended September 30, 2018, three directors each loaned the Company $19,313 ($25,000 CAD). The loans bear interest at the rate of 12% per annum, are due on demand and unsecured. As at September 30, 2018, $3,276 ($4,241 CAD) (December 31, 2017-$nil; $nil CAD) in interest is included in accrued liabilities.

During the nine-month period ended September 30, 2018, $12,777 ($16,446 CAD) (2017-$10,154; $13,548 CAD) in interest was charged on the loans payable to related parties.

12. Capital Stock

At September 30, 2018, the Company had 150,000,000 of common shares authorized with a par value of $.0001 per share and 40,050,031 (2017-37,393,031) common shares issued and outstanding.

During the nine-month period ended September 30, 2018, the Company raised $436,540 (December 31, 2017-$497,374) cash on a private placement, net of share issue costs of $30,460 (2017-$48,100), on the issuance of 467,000 (December 31, 2017-850,151) common shares of the Company. In addition, during the nine-month period ended September 30, 2018, the Company issued 190,000 common shares of the Company, in regard to $178,200 cash received on a private placement received prior to December 31, 2017, net of share issue costs of $11,800.

During the prior year, on January 5, 2017 and January 30, 2017, the Company issued, in total, 1,620,000 common shares of the Company, determined to be valued at $469,800, based on recent private placement pricing, to agents for their services in assisting in establishing the first credit facility with PACE. On each of January 30, 2017 and June 8, 2017, the Company issued a total of 40,000 common shares to two new directors, determined to be valued at $11,600 and $13,200 respectively, based on recent private placement pricing. For the nine-month period ended September 30, 2018, the services provided by the directors was disclosed under directors’ compensation in the interim condensed consolidated statements of operations and comprehensive loss.

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

Furthermore, the Company granted the CEO 3,000,000 restricted stock units (“RSU”), under a consulting agreement effective January 1, 2017, determined to be valued at $990,000 based on recent private placement. On January 1, 2018, 1,000,000 RSUs were exchanged into 1,000,000 common stock. The RSUs for the remaining two installments are to vest annually on January 1, 2019 and 2020. On May 17, 2018, the Board approved an amendment to the President’s consulting agreement to include the granting of 3,000,000 RSUs on the same terms and conditions as those granted to the CEO. This grant was valued at $3,000,000 based on recent private placement pricing. Effective May 17, 2018, 1,000,000 RSUs vested immediately and were exchanged into 1,000,000 common stock. The cost of both RSU grants is presented as management compensation expense.

pg. 16

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
September 30, 2018 and 2017
(Expressed in United States Dollars)
(unaudited)

13. Commitments

a)

Effective January 1, 2017, new consulting agreements were finalized for the services of the President and for the CEO. The consulting agreements are for a period of three years, commencing January 1, 2017. For each of these two executive officers, the monthly fees are as follows: $3,863 ($5,000 CAD) for 2017 and $11,588 ($15,000 CAD) for 2018 and 2019. In addition, the CEO was granted 3,000,000 RSUs on January 1, 2017. On January 1, 2018, 1,000,000 RSUs were exchanged into 1,000,000 common stock. The RSUs of the remaining two installments are to vest annually on January 1, 2019 and 2020, respectively. On May 17, 2018, the President’s consulting agreement was amended by the Board to add the granting of 3,000,000 RSUs, on the same terms and conditions as those of the CEO. On this date, the President was issued 1,000,000 common stock on the exchange of 1,000,000 RSUs. The future minimum commitment under these consulting agreements, is as follows:

For the three-month period ending December 31, 2018	$69,525
For the year ending December 31, 2019	278,100
$347,625

b)

Effective January 1, 2017, the Company entered into a new three-year premises lease agreement with Haute at a monthly amount of $3,090 ($4,000 CAD) for 2017, $ 3,863 ($5,000 CAD) for 2018 and $4,635 ($6,000 CAD) for 2019. The Company is also responsible for all expenses and outlays in connection with its occupancy of the leased premises, including, but not limited to utilities, realty taxes and maintenance. The future minimum commitment under this premises lease agreement is as follows:

For the three-month period ending December 31, 2018	$11,588
For the year ending December 31, 2019	55,620
$67,208

c)

The Company was assigned the land lease on the purchase of certain assets of Astoria. The land lease, which comprises 13.88 acres in Roslin, Ontario, Canada, has a term expiring March 31, 2034. The basic monthly rent on the net lease is $2,318 ($3,000 CAD) and is subject to adjustment based on the consumer price index as published by Statistics Canada (“CPI”). To date, no adjustment for CPI has been charged by the landlord. The Company is also responsible for any property taxes, maintenance, insurance and utilities. In addition, the Company has the right to extend the lease for five further terms of five years each and one further term of five years less one day. The future minimum commitment under this land lease (excluding any CPI adjustment) is as follows:

For the three-month period ending December 31, 2018	$6,953
For the year ending December 31, 2019	27,810
For the year ending December 31, 2020	27,810
For the year ending December 31, 2021	27,810
For the year ending December 31, 2022	27,810
For the year ending December 31, 2023	27,810
Thereafter	285,053
$431,056

In addition, the Company was recently informed that, through a special provision of the site plan agreement with the City of Belleville (the “City”), Ontario, the Company is required to fund certain road maintenance required by the City for the years 2017 through to 2025 at an annual rate of $7,725 ($10,000 CAD). The payments are due each September 30th. The Company’s portion for the year ended September 30, 2017, would be equal to the 15 days, as the Company owned the organic composting facility since September 15, 2017. Included in accrued liabilities, is the balance owing to September 30, 2018, totaling $8,043 ($10,411).

d)

On April 9, 2018, a new one-year consulting agreement was finalized for the services of the Company’s CFO, effective April 1, 2018, at a monthly rate of $4,635 ($6,000 CAD). The future minimum commitment under this agreement is as follows:

pg. 17

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
September 30, 2018 and 2017
(Expressed in United States Dollars)
(unaudited)

13. Commitments, (continued)

For the three-month period ending December 31, 2018	$13,905
For the year ending December 31, 2019	13,905
$27,810

e)

PACE has provided the Company a letter of credit in favor of the Ministry of the Environment and Climate Change (“MOECC”) in the amount of $213,852 ($276,831 CAD) and, as a security, has registered a charge of lease over the premises, located at 704 Phillipston Road, Roslin, Ontario, Canada. The Company is required to provide for environmental remediation and clean-up costs for its organic composting facility. The letter of credit is a requirement of the MOECC and is in connection with the financial assurance provided by the Company for it to be in compliance with the MOECCs environmental objectives. The MOECC regularly evaluates the Company’s organic composting facility to ensure compliance is adhered to and the letter of credit is subject to change by the MOECC. Since the fair value of the environmental remediation costs cannot be determined at this time, no estimate of such costs has been recorded in the accounts. As of September 30, 2018, the MOECC has not drawn on the letter of credit. During the nine-month period ended September 30, 2018, the Company renewed the letter of credit for a further twelve months.

14. Economic Dependence

The Company generated 67% of its revenue from three customers. The Company’s ability to continue operations is dependent on continuing to generate a similar amount of revenue from these customers.

15. Subsequent Events

The Company’s management has evaluated subsequent events up to the date the interim condensed consolidated financial statements were issued, pursuant to the requirements of ASC 855 and has determined the following to be material subsequent events:

(a)	Subsequent to September 30, 2018, the Company raised $181,700 on a private placement, net of share issue costs of $15,800, on the issuance of 197,500 common shares.

(b)	On November 2, 2018, the Company received clearance from the Financial Industry Regulatory Authority.

(c)

On December 15, 2017, the Company filed a motion record in the Ontario Superior Court of Justice (the “Court”) against the Business Development Bank of Canada, the applicant and Astoria Organic Matters Ltd. and Astoria Organic Matters Canada LP, together, the respondents, in the amount of $583,647 ($755,400 CAD) in connection with the Company’s purchase of certain assets from the court appointed receiver for Astoria, BDO, on September 15, 2017. The basis for the claim is to cover the Company’s costs to process biosolids stored onsite at the time of purchase that amounted to approximately more than ten times the amount permitted to be stored by conditions in the environmental compliance approval for the site. The tipping fees for these biosolids had already been charged when the biosolids had been received onsite. The Court’s judgment ruled against the Company’s motion and the Company subsequently, on unanimous approval by the Board on June 12, 2018, filed an appeal. The motion on the appeal was heard on September 21, 2018 and the decision of the Court was made on November 8, 2018. The Court dismissed the motion and awarded BDO its costs in the amount of $154,350. This amount has been accrued in the accounts, as at September 30, 2018.

16. Comparative Figures

Certain of the prior period’s comparative figures have been reclassified to conform to the current period’s presentation.

pg. 18

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements in this Management's Discussion and Analysis ("MD&A"), other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "would," "expect," "intend," "could," "estimate," "should," "anticipate," or "believe," and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. Readers should carefully review the risk factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the Securities and Exchange Commission on April 16, 2018.

The following MD&A is intended to help readers understand the results of our operation and financial condition, and is provided as a supplement to, and should be read in conjunction with, our Interim Unaudited Financial Statements and the accompanying Notes to Interim Unaudited Financial Statements under Part 1, Item 1 of this Quarterly Report on Form 10-Q.

Growth and percentage comparisons made herein generally refer to the nine-month period ended September 30, 2018 compared with the nine-month period ended September 30, 2017 unless otherwise noted. Unless otherwise indicated or unless the context otherwise requires, all references in this document to "we, "us, "our," the "Company," and similar expressions refer to SusGlobal Energy Corp., and depending on the context, its subsidiaries.

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

pg. 20

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

RECENT BUSINESS DEVELOPMENTS

Asset Purchase

On September 15, 2017, the Company closed the purchase of certain assets from Astoria Organic Matters Ltd., and Astoria Organic Matters Canada LP (“Astoria”), under the asset purchase agreement (the “APA”) from the court appointed receiver of Astoria, BDO Canada Limited (“BDO”). The purchase price for the composting buildings, Gore cover system, driveway and paving, office trailer, certain machinery and equipment, computer equipment, computer software and intangible assets consisted of cash of $3,167,250 ($4,100,000 CAD), funded by PACE Savings and Credit Union Limited (“PACE”) and 529,970 restricted common shares of the Company, determined to be valued at $529,970 ($700,000 CAD) based on recent private placement pricing. In addition, legal costs in connection with acquiring the assets of $22,598 ($29,253 CAD) are included in the cost of the organic composting facility. In addition, the Company purchased certain accounts receivable which it was required to collect, totaling $134,529 ($174,147 CAD) and a deposit with a local municipality in the amount of $38,625 ($50,000 CAD).

pg. 21

Financing Agreement with PACE

Effective January 1, 2017, the Company obtained a Line of Credit of up to $4,248,750 ($5,500,000 CAD) with PACE. On February 2, 2017, the company received the first and only advance in the amount of $1,236,000 ($1,600,000 CAD). The Line of Credit was due February 2, 2019 and is now one of multiple credit facilities with PACE, as noted below.

The funds advanced on this Line of Credit of $1,236,000 ($1,600,000 CAD) bore interest at the PACE base rate of 6.75%% plus 1.25% per annum, at the time 8%, and was payable on a monthly basis, interest only, until refinanced, as noted below. The Line of Credit is secured by a business loan general security agreement, a $1,236,000 ($1,600,000 CAD) personal guarantee from the president of the Company (the “President”) and a charge against the Company’s premises lease. Also pledged as security are the shares of the wholly-owned subsidiaries and a pledge of 3,300,000 shares of the Company held by Landfill Gas Canada Ltd. (“LFGC”), an Ontario company controlled by a director and chief executive officer of the Company (the “CEO”), 500,000 shares of the Company held by the chief financial officer (the “CFO”) and 2,000,000 shares of the Company held by a director’s company, and a limited recourse guarantee by each. The Line of Credit is fully open for prepayment at any time without notice or bonus. A total commitment fee of $84,975 ($110,000 CAD) was paid to PACE. In addition, the agents who assisted in establishing the Line of Credit received 1,620,000 common shares of the Company determined to be valued at $469,800, based on recent private placement pricing and cash of $300,000, on closing, for their services. Other closing costs in connection with the Line of Credit included legal fees of $29,906 ($38,713 CAD). As at September 30, 2018, $790,151 ($1,022,849 CAD) remains outstanding (December 31, 2017-$817,932; $1,026,135 CAD). During the nine months ended September 30, 2018, the Company incurred interest charges of $48,043 ($61,840 CAD) (2017-$47,463; $62,027 CAD) on this Line of Credit.

On July 27, 2018, the Company refinanced this credit facility at the PACE base rate of 7% plus 1.25% per annum, currently 8.25%. The credit facility is due on demand, but until a demand is made, is payable in monthly blended installments of principal and interest of $6,770 ($8,764 CAD), commencing August 2, 2018, amortized over a twenty-year period and matures on September 2, 2022.

On June 15, 2017, PACE loaned the Company $463,500 ($600,000 CAD) under a variable rate business loan agreement, for its bid for the purchase of certain assets of Astoria on the same terms and conditions to the Line of Credit above. As at September 30, 2018, $441,891 ($572,027 CAD) (December 31, 2017-$457,428; $573,865 CAD) remains outstanding. During the nine months ended September 30, 2018, the Company incurred interest charges of $26,883 ($34,602 CAD) (2017-$10,438; $13,641 CAD) on this credit facility.

On July 27, 2018, the Company refinanced this credit facility at the PACE base rate of 7% plus 1.25% per annum, currently 8.25%. The credit facility is due on demand, but until a demand is made, is payable in monthly blended installments of principal and interest of $3,786 ($4,901 CAD), commencing August 2, 2018, amortized over a twenty-year period and matures on September 2, 2022.

On August 4, 2017, PACE loaned the Company $38,625 ($50,000 CAD) under a variable business loan agreement, to satisfy an outstanding liability on the same terms and conditions to the Line of Credit above, except that the loan was due February 4, 2019. As at September 30, 2018, $38,502 ($49,841 CAD) (December 31, 2017-$39,855; $50,000 CAD) remains outstanding. During the nine months ended September 30, 2018, the Company incurred interest charges of $2,342 ($3,015 CAD) (2017-$478; $625 CAD) on this credit facility.

On July 27, 2018, the Company refinanced this credit facility at the PACE base rate of 7% plus 1.25% per annum, currently 8.25%. The credit facility is payable on demand, but until a demand is made, is payable in monthly blended installments of principal and interest of $330 ($427 CAD), commencing August 4, 2018, amortized over a twenty-year period and matures on September 4, 2022.

On September 13, 2017, PACE loaned the Company $2,876,904 ($3,724,147 CAD) under a corporate term loan. The funds were used for the purpose of acquiring certain assets of Astoria from the court appointed receiver on September 15, 2017. The corporate term loan bore interest at the PACE base rate of 6.75% plus 1.25% per annum, 8% at the time, payable in monthly blended installments of principal and interest of $58,373 ($75,564 CAD), and matures on September 13, 2022. The corporate term loan is secured by a business loan general security agreement representing a floating charge over the assets and undertakings of the Company, a first priority charge under a registered debenture and a lien registered under the Personal Property Securities Act in the amount of $3,090,756 ($4,000,978 CAD) against the assets, including accounts receivable, inventory and equipment. PACE has also provided the Company with a letter of credit in the favor of the Ministry of the Environment and Climate Change (“MOECC”) in the amount of $213,852 ($276,831 CAD) and, as security, has registered a charge of lease over the premises, located at 704 Phillipston Road, Roslin, Ontario, Canada. As of September 30, 2018, and the date of this filing, the MOECC has not drawn on the letter of credit. The corporate term loan also includes an assignment of existing contracts included in the APA. On June 13, 2018, the unpaid and previously deferred interest on the corporate term loan for the period from March 13, 2018 to June 13, 2018, in the amount of $53,873 ($69,343 CAD), was capitalized and included in the principal balance of the corporate term loan. As at September 30, 2018, $2,678,509 ($3,467,326 CAD) remains outstanding. During the nine months ended September 30, 2018, the Company incurred interest charges of $163,884 ($210,946 CAD) (2017-$10,618; $13,876 CAD) on this corporate term loan. The shares pledged as security for the Line of Credit and the other credit facilities also pertain to this corporate term loan.

pg. 22

On July 26, 2018, the Company refinanced this corporate term loan. The first and only blended installment of principal and interest of $22,529 ($29,164 CAD) was due August 1, 2018 at the rate of 8% per annum, and amortized over a twenty-year period. The corporate term loan is due on demand, but until a demand is made, is payable in monthly blended installments of principal and interest of $22,952 ($29,711 CAD), commencing August 13, 2018, at the PACE base rate of 7% plus 1.25% per annum, currently 8.25%. The corporate term loan continues to be amortized over a twenty-year period and matures on September 13, 2022.

Other

On April 11, 2018, three directors each loaned the Company $19,313 ($25,000 CAD) for working capital purposes. The loans bear interest at the rate of 12% per annum, are due on demand and unsecured. There are no written agreements evidencing these loans. During the nine-month period ended September 30, 2018, $3,295 ($4,241 CAD) of interest was charged on these loans. As at September 30, 2018, $3,276 ($4,241 CAD) (December 31, 2017-$nil; $nil CAD) in interest is included in accrued liabilities and the loans remain outstanding.

On April 3, 2018, a new loan was provided by Travellers International Inc. (“Travellers”), an Ontario company controlled by the Executive Chairman and President (the “President”), who is also a director of the Company, in the amount of $154,500 ($200,000 CAD). A portion of the funds, $116,746 ($151,128 CAD), was used to pay two overdue monthly principal and interest instalments on the Company’s corporate term loan with PACE. This new loan is due on demand, unsecured and bears interest at the rate of 12% per annum. There is no written agreement evidencing this loan. During the nine-month period ended September 30, 2018, $9,482 ($12,205 CAD) of interest was charged on this loan and other loans repaid to Travellers during the nine-months ended September 30, 2018. As at September 30, 2018, $9,143 ($11,836 CAD) (December 31, 2017-$nil; $nil CAD) in interest is included in accrued liabilities and the loan remains outstanding.

On February 16, 2018, the Company finalized a lease agreement for certain equipment for its organic composting facility, which was previously on monthly rental, in the amount of $191,155 ($247,450 CAD). The lease is for a period of forty-eight months, with two initial monthly installments of $7,725 ($10,000 CAD) each, plus the applicable harmonized sales taxes, followed by forty-six monthly blended installments of principal and interest of $3,954 ($5,118 CAD), plus the applicable harmonized sales taxes. The Company has the option to purchase the equipment on the forty ninth month for an amount of $19,065 ($24,680 CAD), plus the applicable harmonized sales taxes. The leasing agreement bears interest at the rate of 6.15% annually, compounded monthly, due January 27, 2022.

On October 30, 2017, the Company finalized a lease agreement for certain equipment for its organic composting facility, which commenced on October 30, 2017, in the amount of $221,437 ($286,650 CAD). The lease agreement requires monthly blended installments of principal and interest of $4,511 ($5,840 CAD), plus applicable harmonized sales taxes and a final balloon payment of $22,094 ($28,600 CAD), plus applicable harmonized sales taxes on October 31, 2021. The lease agreement bears interest at the rate of 5.982% annually, compounded monthly, due September 30, 2021.

On September 21, 2017, the company finalized a lease agreement for the lease of certain equipment for its organic composting facility, in the amount of $13,272 ($17,180 CAD). The lease agreement requires monthly blended installments of principal and interest of $980 ($1,268 CAD) at a monthly interest rate of 5.95%, due November 10, 2018.

During the nine months ended September 30, 2018, the Company incurred interest charges of $14,028 ($18,056 CAD) (2017-$nil; $nil CAD) on these leases.

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

Effective January 1, 2017, new consulting agreements were finalized for the services of the “President” and for the chief executive officer (the “CEO”). The consulting agreements are for a period of three years, commencing January 1, 2017. For each of these two executive officers, the monthly fees are to be as follows: $3,863 ($5,000 CAD) plus applicable taxes for 2017 and $11,588 ($15,000 CAD) plus applicable taxes for 2018 and 2019. In addition, the CEO was granted 3,000,000 Restricted Stock Units (“RSU”). The RSUs are to vest in three equal installments annually on January 1, 2018, 2019 and 2020. On May 17, 2018, the board of directors (the “Board”)  approved an amendment to the President’s consulting agreement, to include the granting of 3,000,000 RSUs on the same terms and conditions as those granted to the CEO.

pg. 23

On December 7, 2016, the Company was awarded funding for the Advanced Water Technologies (“AWT”) Program, a program for business led collaborations in the water sector. The AWT Program is administered by the Southern Ontario Water Consortium to assist small and medium sized businesses in the Province of Ontario, Canada, leverage world-class research facilities and academic expertise to develop and demonstrate water technologies for successful introduction to market. In addition, the program is designed to enhance the Ontario water cluster and continue to build Ontario’s reputation for water excellence around the world. The Company’s academic partner is the CAWT at Fleming College in Lindsay, Ontario, Canada. The original program budget was for $618,000 ($800,000 CAD), of which the Company contributes 50% in cash and in-kind contributions and CAWT contributes 50%. The academic institution revised its budget for the second and third years of the AWT Program. As a result, the cash commitments for the second year of the AWT Program, previously noted as $19,947 ($25,217 CAD) and for the third year, were cancelled.

The Company has already completed and provided its commitment for the first year of the program which ended March 31, 2017, consisting of professional fees of $7,217 ($9,432 CAD) and a contribution to the capital requirements of the AWT Program, totaling $71,017 ($94,000 CAD), for equipment to be used in the AWT Program and to be retained by Fleming College, the academic institution.

On October 21, 2016, the Company hired the services of a contractor to assume the role of vice-president of corporate development (“VPCD”), effective November 1, 2016, for a period of fourteen months, at the rate of $3,090 ($4,000 CAD) per month, plus applicable taxes. In addition, the contractor was offered up to 115,000 common shares of the Company, at a price of $0.10 per common share, exercisable within 180 days of the effective date of the contract. On April 30, 2017, the contractor exercised the offer to purchase 115,000 common shares of the Company. Effective January 1, 2018, the VPCD performed her services on a month to month basis, at the same monthly rate and completed her services on March 31, 2018.

On August 19, 2016, Travellers, provided a further loan in the amount of 162,225 ($210,000 CAD) which was required to initiate a letter of credit in the amount of $154,500 ($200,000 CAD). This loan was repaid in full, with accrued interest, on April 3, 2018. Fees for the letter of credit included $7,725 ($10,000 CAD) incurred and charged by Travellers and $2,318 ($3,000 CAD) charged by the Company’s chartered bank. There is no written agreement evidencing this loan or the previous loan with Travellers. Any outstanding interest-bearing loans with Travellers are due on demand and were approved by the Board of Directors of the Company.

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

Operations

Waste Transfer Station: The Company owns the Environmental Compliance Approvals (the “ECAs”) issued by the Ministry of the Environment and Climate Change (the “MOECC”), from the Province of Ontario, in place to operate a waste transfer station with the capacity to process up to 50,000 metric tonnes of waste annually. The Company is reviewing plans to construct and equip the waste transfer station. The location of the waste transfer station, once built, will be alongside the organic composting facility, noted below, near Belleville, Ontario, Canada.

pg. 24

Access to the waste transfer stations is critical to haulers who collect waste in areas not in close proximity to disposal facilities where such disposal continues to be permitted. Tipping fees charged to third parties at waste transfer stations are usually based on the type and volume or weight of the waste deposited at the waste transfer station, the distance to the disposal site, market rates for disposal costs and other general market factors.

Organic Composting Facility. The Company’s organic composting facility, located near Belleville, Ontario Canada, has ECAs in place to accept up to 70,000 metric tonnes of waste annually and is currently in operation. Certain assets of the organic composting facility, including the ECAs for the waste transfer station, were acquired by the Company on September 15, 2017, from the court appointed receiver, BDO, for Astoria, under the APA. The Company charges tipping fees for the waste accepted at the organic composting facility based on arrangements in place with the customers and the type of waste accepted. Typical waste accepted includes, leaf and yard, biosolids, food, liquid, paper sludge and source separated organics. During the nine-month period ended September 30, 2018, tipping fees ranged from $19 ($25 CAD) to $66 ($85 CAD) per metric tonne.

Compost Sales. The Company also sells organic compost (screened and unscreened) to local customers. During the nine-month period ended September 30 2018, the average selling price of the compost per metric tonne was approximately $13 ($17 CAD).

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2018, the Company had bank indebtedness of $820 (December 31, 2017-cash balance of $126,117) and current debt obligations in the amount of $5,205,234 (December 31, 2017-$2,659,636). As at September 30, 2018, the Company had a working capital deficit of $4,978,453 (December 31, 2017-$2,238,911). The Company does not currently have sufficient funds to satisfy the current debt obligations. Should the Company’s creditors seek or demand payment, the Company does not have the resources to pay or satisfy any such claims currently. The credit facilities and corporate term loan with PACE are due on demand, and as such, are disclosed as current liabilities, but each of the credit facilities and corporate term loan are repayable in monthly blended instalments of principal and interest, mature in September 2022 and are amortized over a twenty-year period.

The Company’s total assets at September 30, 2018 were $4,011,645 and total current liabilities were $5,205,234. Significant losses from operations have been incurred since inception and there is an accumulated deficit of $7,802,121 as of September 30, 2018. Continuation as a going concern is dependent upon generating significant new revenue and generating external capital and securing debt to achieve profitable operations while maintaining current fixed expense levels.

To pay current debt obligations and to fund any future operations, the Company requires significant new funds, which the Company may not be able to obtain. In addition to the funds required to liquidate the $5,205,234 in current liabilities, which includes all the credit facilities and corporate term loan with PACE, the Company estimates that approximately $5,000,000 must be raised to fund capital requirements and general corporate expenses for the next 12 months.

Effective January 1, 2017, the Company obtained a Line of Credit of up to $4,248,750 ($5,500,000 CAD) with PACE. On February 2, 2017, the company received the first and only advance in the amount of $1,236,000 ($1,600,000 CAD). The Line of Credit was due February 2, 2019 and is now one of multiple credit facilities with PACE.

The funds advanced on this Line of Credit of $1,236,000 ($1,600,000 CAD) bore interest at the PACE base rate of 6.75%% plus 1.25% per annum, at the time 8%, and was payable on a monthly basis, interest only, until refinanced, as noted below. The Line of Credit is secured by a business loan general security agreement, a $1,236,000 ($1,600,000 CAD) personal guarantee from the President and a charge against the Company’s premises lease. Also pledged as security are the shares of the wholly-owned subsidiaries and a pledge of 3,300,000 shares of the Company held by Landfill Gas Canada Ltd. (“LFGC”), an Ontario company controlled by a director and chief executive officer of the Company (the “CEO”), 500,000 shares of the Company held by the chief financial officer (the “CFO”) and 2,000,000 shares of the Company held by a director’s company, and a limited recourse guarantee by each. The Line of Credit is fully open for prepayment at any time without notice or bonus. A total commitment fee of $84,975 ($110,000 CAD) was paid to PACE. In addition, the agents who assisted in establishing the Line of Credit received 1,620,000 common shares of the Company determined to be valued at $469,800, based on recent private placement pricing and cash of $300,000, on closing, for their services. Other closing costs in connection with the Line of Credit included legal fees of $29,906 ($38,713 CAD). As at September 30, 2018, $790,151 ($1,022,849 CAD) remains outstanding (December 31, 2017-$817,932; $1,026,135 CAD). During the nine months ended September 30, 2018, the Company incurred interest charges of $48,043 ($61,840 CAD) (2017-$47,463; $62,027 CAD) on this Line of Credit.

On July 27, 2018, the Company refinanced this credit facility at the PACE base rate of 7% plus 1.25% per annum, currently 8.25%. The credit facility is due on demand, but until a demand is made, is payable in monthly blended installments of principal and interest of $6,770 ($8,764 CAD), commencing August 2, 2018, amortized over a twenty-year period and matures on September 2, 2022.

pg. 25

On June 15, 2017, PACE loaned the Company $463,500 ($600,000 CAD) under a variable rate business loan agreement, for its bid for the purchase of certain assets of Astoria on the same terms and conditions to the Line of Credit above. As at September 30, 2018, $441,891 ($572,027 CAD) (December 31, 2017-$457,428; $573,865 CAD) remains outstanding. During the nine months ended September 30, 2018, the Company incurred interest charges of $26,883 ($34,602 CAD) (2017-$10,438; $13,641 CAD) on this credit facility.

On July 27, 2018, the Company refinanced this credit facility at the PACE base rate of 7% plus 1.25% per annum, currently 8.25%. The credit facility is due on demand, but until a demand is made, is payable in monthly blended installments of principal and interest of $3,786 ($4,901 CAD), commencing August 2, 2018, amortized over a twenty-year period and matures on September 2, 2022.

On August 4, 2017, PACE loaned the Company $38,625 ($50,000 CAD) under a variable business loan agreement, to satisfy an outstanding liability on the same terms and conditions to the Line of Credit above, except that the loan was due February 4, 2019. As at September 30, 2018, $38,502 ($49,841 CAD) (December 31, 2017-$39,855; $50,000 CAD) remains outstanding. During the nine months ended September 30, 2018, the Company incurred interest charges of $2,342 ($3,015 CAD) (2017-$478; $625 CAD) on this credit facility.

On July 27, 2018, the Company refinanced this credit facility at the PACE base rate of 7% plus 1.25% per annum, currently 8.25%. The credit facility is payable on demand, but until a demand is made, is payable in monthly blended installments of principal and interest of $330 ($427 CAD), commencing August 4, 2018, amortized over a twenty-year period and matures on September 4, 2022.

On September 13, 2017, PACE loaned the Company $2,876,904 ($3,724,147 CAD) under a corporate term loan. The funds were used for the purpose of acquiring certain assets of Astoria from the court appointed receiver on September 15, 2017. The corporate term loan bore interest at the PACE base rate of 6.75% plus 1.25% per annum, 8% at the time, payable in monthly blended installments of principal and interest of $58,373 ($75,564 CAD), due September 13, 2022. The corporate term loan is secured by a business loan general security agreement representing a floating charge over the assets and undertakings of the Company, a first priority charge under a registered debenture and a lien registered under the Personal Property Securities Act in the amount of $3,090,756 ($4,000,978 CAD) against the assets, including accounts receivable, inventory and equipment. PACE has also provided the Company with a letter of credit in the favor of the Ministry of the Environment and Climate Change (“MOECC”) in the amount of $213,852 ($276,831 CAD) and, as security, has registered a charge of lease over the premises, located at 704 Phillipston Road, Roslin, Ontario, Canada. As of September 30, 2018, and the date of this filing, the MOECC has not drawn on the letter of credit. The corporate term loan also includes an assignment of existing contracts included in the APA. On June 13, 2018, the unpaid and previously deferred interest on the corporate term loan for the period from March 13, 2018 to June 13, 2018, in the amount of $53,873 ($69,343 CAD), was capitalized and included in the principal balance of the corporate term loan. As at September 30, 2018, $2,678,509 ($3,467,326 CAD) remains outstanding. During the nine months ended September 30, 2018, the Company incurred interest charges of $163,884 ($210,946 CAD) (2017-$10,618; $13,876 CAD) on this corporate term loan.

The shares pledged as security for the Line of Credit and the other credit facilities also pertain to this corporate term loan.

On July 26, 2018, the Company refinanced this corporate term loan. The first and only blended installment of principal and interest of $22,529 ($29,164 CAD) was due August 1, 2018 at the rate of 8% per annum, and amortized over a twenty-year period. The corporate term loan is due on demand, but until a demand is made, is payable in monthly blended installments of principal and interest of $22,952 ($29,711 CAD), commencing August 13, 2018, at the PACE base rate of 7% plus 1.25% per annum, currently 8.25%. The corporate term loan continues to be amortized over a twenty-year period and matures on September 13, 2022.

On April 11, 2018, three directors each loaned the Company $19,313 ($25,000 CAD) for working capital purposes. The loans bear interest at the rate of 12% per annum, are due on demand and unsecured. There are no written agreements evidencing these loans During the nine-month period ended September 30, 2018, $3,295 ($4,241 CAD) of interest was charged on these loans. As at September 30, 2018, $3,276 ($4,241 CAD) (December 31, 2017-$nil; $nil CAD) in interest is included in accrued liabilities and the loans remain outstanding.

On April 3, 2018, a new loan was provided by Travellers International Inc. (“Travellers”), an Ontario company controlled by the Executive Chairman and President (the “President”), who is also a director of the Company, in the amount of $154,500 ($200,000 CAD). A portion of the funds, $116,746 ($151,128 CAD), was used to pay two overdue monthly principal and interest instalments on the Company’s corporate term loan with PACE. This new loan is due on demand, unsecured and bears interest at the rate of 12% per annum. There are no written agreements evidencing this loan. During the nine-month period ended September 30, 2018, $9,482 ($12,205 CAD) of interest was charged on this loan and other loans repaid to Travellers during the nine-months ended September 30, 2018. As at September 30, 2018, $9,143 ($11,836 CAD) (December 31, 2017-$nil; $nil CAD) in interest is included in accrued liabilities and the loan remains outstanding.

Refer to notes 9, 10 and 13 to the interim condensed consolidated financial statements for details on the long-term debt, obligations under capital lease and commitments respectively, as at September 30, 2018.

pg. 26

CONSOLIDATED RESULTS OF OPERATIONS – FOR THE THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2018 COMPARED TO THE THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2017

	2018	2017
Revenue	$279,394	$25,608
Cost of sales	246,369	43,925

Gross profit (loss)	33,025	(18,317)
Operating expenses

Management compensation-stock-based compensation	332,500	82,500
Management compensation-fees	82,619	43,016
Professional fees	246,245	92,434
Interest expense	90,939	40,363
Rent and occupancy	54,925	25,170
Office and administration	39,182	21,751
Insurance	14,172	16,717
Filing fees	1,479	5,499
Repairs and maintenance	1,471	-
Directors compensation	766
Total operating expenses	864,298	327,450

Net loss before other income	(831,273)	(345,767)
Other income-insurance proceeds	-	48,208
Net loss after other income	$(831,273)	$(297,559)

During the three-month period ended September 30, 2018, the Company generated $279,394 of revenue from its organic composting facility compared to $25,608 for the three-month period ended September 30, 2017. The Company’s cost of sales in connection with this revenue totaled $246,369 in the three-month period ended September 30, 2018 compared to 43,925 for the three-month period ended September 30, 2017. These costs consisted of depreciation, direct wages and benefits, equipment rental, delivery and repairs and maintenance, utilities and outside contractors. The significant increase in both the revenue and the cost of sales in the current period was due to the fact that the organic composting facility was only in operation for fifteen days in the period September 30, 2017, after having acquired the facility on September 15, 2017. The opening inventory for the three months ended September 30, 2018 in the amount of $115,733 was significantly higher than the closing inventory of $73,795 due to primarily to a drop in inventory costing.

The net loss after other income for the three-month period ended September 30, 2018 was $831,273, significantly higher than the net loss after other income of $297,559 in the three-month period ended September 30, 2017, primarily due to the increase in management compensation and the impact of operating the organic composting facility for only fifteen days in the prior year’s period compared to three months in the current year’s period.

Operating expenses increased by $536,848, from $327,450 in the three-month period ended September 30, 2017 to $864,298 for the three-month period ended September 30, 2018. This was primarily due to the increase in various expenses, explained further below.

Management compensation increased by $289,603, from $125,516 in the three-month period ended September 30, 2017 to $415,119 in the three-month period ended September 30, 2018, primarily, as a result of both an increase in the management compensation charged by the President and the CEO, beginning January 1, 2018, along with the recognition of the executive compensation for the President on the vesting of his RSUs, totaling $250,000.

Professional fees increased by $153,811, from $92,434 in the three-month period ended September 30, 2017 to $246,245 in the three-month period ended September 30, 2018, primarily due to an increase in legal services on the Company’s claim against a third party represented by BDO in the amount of $60,296 related to the purchase of certain assets of the organic composting facility on September 15, 2017 and the costs awarded BDO on the Court’s dismissal of the Company’s motion, totaling $154,350. These costs were offset by a reduction in consulting fees of $21,495 for various services, the cancellation of the professional fees estimate of $7,941 for the Advanced Water Technology Program and the absence of certain legal fees incurred by the Company in the three-month period ended September 30, 2017.

Interest expense increased by $50,576 from $40,363 in the three-month period ended September 30, 2017 to $90,939 for the three-month period ended September 30, 2018, primarily as a result of the new corporate term loan obtained by the Company on September 15, 2017, for its organic composting facility, being in place for the entire period in the current year’s period and the increase in the borrowing rate from 8% to 8.25%.

pg. 27

Rent and occupancy increased by $29,755, from $25,170 in the three-month period ended September 30, 2017 to $54,925 for the three-month period ended September 30, 2018, primarily due to the new rent and occupancy costs associated with the Company’s organic composting facility which operated for three months in the current three-month period versus only fifteen days in the prior year’s three-month period. Also included is an estimate of the additional rent for road maintenance levied by the City of Belleville at the Company’s organic composting facility.

Office and administration increased by $17,431, from $21,751 in the three-month period ended September 30, 2017 to $39,182 for the three-month period ended September 30, 2018, primarily as a result of the additional expenses incurred relating to the operation of the organic composting facility for a full three-month period ended September 30, 2018 compared to fifteen days in the three-month period ended September 30, 2017. The increases included administrative wages and benefits of $9,966 and bank charges of $5,117, which included the renewal fee for the Company’s letter of credit provided by PACE.

Insurance decreased by $2,545 from $16,717 in the three-month period ended September 30, 2017 to $14,172 for the three-month period ended September 30, 2018, primarily due to a lower premium for directors’ and officers’ insurance.

Filing fees were lower by $4,020 in the current three-month period versus the prior year’s three-month period as a result of fewer filings.

Repairs and maintenance of $1,471 in the three-month period ended September 30, 2018, is primarily related to costs associated with the premises of the Company’s organic composting facility with no such costs in the three-month period ended September 30, 2017.

Director’s compensation increased by $766 in the three-month period ended September 30, 2018 compared to the three-month period ended September 30, 2017, and was the result of fees charged by the Company’s audit committee chairman.

CONSOLIDATED RESULTS OF OPERATIONS – FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2018 COMPARED TO THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2017

	2018	2017
Revenue	$639,538	$25,608
Cost of sales	570,786	43,925
Operating expenses
Gross profit (loss)	68,752	(18,317)
Operating expenses
Management compensation-stock-based compensation	1,997,500	247,500
Management compensation-fees	256,377	123,962
Professional fees	383,287	180,793
Interest expense	267,958	83,049
Rent and occupancy	123,842	50,348
Office and administration	102,767	54,693
Insurance	44,757	53,666
Repairs and maintenance	20,240	-
Filing fees	11,518	14,855
Directors compensation	2,331	24,800
Financing fees	-	882,153
Contribution to Advanced Water Technology Program	-	71,017
Total operating expenses	3,210,577	1,786,836

Net loss before other income	(3,141,825)	(1,805,153)
Other income-insurance proceeds	-	48,208
Net loss after other income	$(3,141,825)	$(1,756,945)

During the nine-month period ended September 30, 2018, the Company generated $639,538 of revenue from its organic composting facility compared to $25,608 for the nine-month period ended September 30, 2017. The Company’s cost of sales in connection with this revenue totaled $570,786 in the nine-month period ended September 30, 2018 compared to 43,925 for the nine-month period ended September 30, 2017. These costs consisted of depreciation, direct wages and benefits, equipment rental, delivery and repairs and maintenance, utilities and outside contractors. The significant increase in both the revenue and the cost of sales in the current period was due to the fact that the organic composting facility was only in operation for fifteen days in the nine-month period ended September 30, 2017, after having acquired the facility on September 15, 2017. The closing inventory for the nine-month period ended September 30, 2018 in the amount of $73,795 was significantly higher than the opening inventory of $53,964 due to a higher quantity of inventory.

pg. 28

The net loss after other income for the nine-month period ended September 30, 2018 was $3,141,825, significantly higher than the net loss after other income of $1,756,945 in the nine-month period ended September 30, 2017, primarily due to the increase in management compensation and increases in most of the other components of operating expenses, offset by the absence of financing costs, the contribution to the advanced water technology program and insurance proceeds.

Operating expenses increased by $1,423,741, from $1,786,836 in the nine-month period ended September 30, 2017 to $3,210,577 in the nine-month period ended September 30, 2018. This was primarily due to the increase in various expenses, explained further below.

Management compensation increased by $1,882,415, from $371,462 in the nine-month period ended September 30, 2017 to $2,253,877 in the nine-month period ended September 30, 2018, as a result of both an increase in the management compensation charged by the President and the CEO, beginning January 1, 2018, the recognition of the executive compensation for the President on the issuance of 1,000,000 common shares of the Company in exchange for 1,000,000 RSUs totaling $1,000,000, as approved by the Board on May 17, 2018 and the recognition of the executive compensation for the 1,000,000 RSUs which are to vest January 1, 2019, in the amount of $750,000.

Professional fees increased by $202,494, from $180,793 in the nine-month period ended September 30, 2017 to $383,287 in the nine-month period ended September 30, 2018, primarily from increases for legal fees of $94,885 incurred in connection with the Company’s claim it launched against a third party represented by BDO related to the purchase of certain assets of the organic composting facility on September 15, 2017 and the costs awarded BDO on the Court’s dismissal of the Company’s motion, totaling $154,350, increases in audit and accounting services of $33,810, the cancellation of the professional fees estimate of $7,941 in connection with the Advanced Water Technology Program, a decrease in consulting fees for various services of $31,491, the absence of legal fees for the BioGrid of $12,970 along with the absence of legal fees in connection with the Company’s Form S-4 filings and other.

Interest expense increased by $184,909 from $83,049 in the nine-month period ended September 30, 2017 to $267,958 in the nine-month period ended September 30, 2018, primarily as a result of the new corporate term loan obtained by the Company on September 15, 2017, for its organic composting facility.

Rent and occupancy increased by $73,494, from $50,348 in the nine-month period ended September 30, 2017 to $123,842 in the nine-month period ended September 30, 2018, primarily due to the new rent and occupancy costs associated with the Company’s organic composting facility in the amount of $70,277, with the balance of the increase of $3,217 for additional rent and occupancy costs for the Company’s Toronto, Ontario, Canada location.

Office and administration increased by $48,074 from $54,693 in the nine-month period ended September 30, 2017 to $102,767 in the nine-month period ended September 30, 2018. The increase is primarily the result of new expenses incurred at the Company’s organic composting facility, including administrative wages of $20,824, automotive expenses and travel of $13,279, depreciation of $6,148 and various other expenses.

Insurance decreased by $8,909, from $53,666 for the nine-month period ended September 30, 2017 to $44,757 in the nine-month period ended September 30, 2018, primarily due to a reduction in the premium for the Company’s directors’ and officers’ liability insurance in the amount of $12,890. In addition, the Company incurred general, equipment and pollution liability coverage for its new organic composting facility in the amount of $20,312 and an increase in premises liability coverage for its head office in the amount of $876. This was offset by the absence of general, equipment and pollution liability coverage in the amount of $17,207 for its BioGrid Project in the nine-month period ended September 30, 2017. The Company’s premiums for the pollution coverage and the general and equipment liability for the organic composting facility was comparable to the premium paid for similar coverage for the Company’s BioGrid Project which it continued to incur in the three-month period ended September 30, 2017.

Repairs and maintenance of $20,240 related primarily to costs associated with the premises of the Company’s organic composting facility. No similar expenditures were incurred in the nine-month period ended September 30, 2017.

Director’s compensation decreased by $22,469, from $24,800 in the nine-month period ended September 30, 2017 to $2,331 in the nine-month period ended September 30, 2018. The current expense relates to fees charged by the Company’s audit committee chairman and the charges for the nine-month period ended September 30, 2017 relate to the Company’s issuance of 20,000 common shares each to four new directors, determined to be valued at $24,800, based on recent private placement.

The financing fees incurred in the nine-month period ended September 30, 2017, in the amount of $882,153, for the establishment of the PACE financing did not occur in the nine-month period ended September 30, 2018.

The contribution to the Advanced Water Technology Program in the nine-month period ended September 30, 2017 was not repeated in the nine-month period ended September 30, 2018.

pg. 29

The Company’s interim condensed consolidated financial statements have been prepared in accordance with US GAAP, which assumes that the Company will be able to meet its obligations and continue its operations for the next twelve months.

As at September 30, 2018, the Company had a working capital deficit of $4,978,453 (December 31, 2017-$2,238,911), incurred a net loss of $3,141,825 (2017-$1,756,945) for the nine months ended September 30, 2018 and had an accumulated deficit of $7,802,121 (December 31, 2017-$4,660,296) and expects to incur further losses in the development of its business. These factors cast substantial doubt as to the Company’s ability to continue as a going concern, which is dependent upon its ability to obtain the necessary financing to further the development of its business, satisfy its obligations to PACE and upon achieving profitable operations. There is no assurance of funding being available or available on acceptable terms. Realization values may be substantially different from carrying values as shown.

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

pg. 30

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

The adoption of this pronouncement had no impact on the Company’s interim condensed consolidated balance sheets as of January 1, 2018.

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

EQUITY

As at September 30, 2018, the Company had 40,050,031 common shares issued and outstanding. At the date of this filing, the Company had 40,247,531 common shares issued and outstanding.

pg. 31

STOCK OPTIONS AND WARRANTS

Effective January 1, 2017, the Company’s CEO was granted 3,000,000 RSUs. On January 1, 2018, 1,000,000 RSUs were exchanged into 1,000,000 common stock. On May 17, 2018, the Board approved an amendment to the President’s consulting agreement, to include the granting of 3,000,000 RSUs on the same terms and conditions as those granted to the CEO. This grant was valued at $3,000,000 based on recent private placement pricing. Effective May 17, 2018, 1,000,000 RSUs vested immediately and were exchanged into 1,000,000 common stock.

The RSUs for the remaining two installments are to vest annually on January 1, 2019 and 2020. The Company has recorded a stock compensation reserve of $997,500 as at September 30, 2018, representing one quarter of the total value of the RSUs of $3,990,000, based on recent private placement pricing at the time of the grant for each of the RSUs.

The Company has no other stock options or warrants outstanding as at September 30, 2018 and as of the date of this filing.

RELATED PARTY TRANSACTIONS

The Company transacts with related parties in the normal course of business.

During the nine-month period ended September 30, 2018, the Company incurred $104,881 ($135,000 CAD) (2017-$34,434; $45,000 CAD) in management fees expense with Travellers International Inc. (“Travellers”), an Ontario company controlled by a director and president of the Company (the “President”); $104,881 ($135,000 CAD) (2017-$34,434; $45,000 CAD) in management fees expense with Landfill Gas Canada Ltd. (“LFGC”), an Ontario company controlled by a director and chief executive officer of the Company (the “CEO”); $37,291 ($48,000 CAD) (2017-$27,547; $36,000 CAD) in management fees expense with the Company’s chief financial officer (the “CFO”); and $9,324 ($12,000 CAD) (2017-$27,547; $36,000 CAD) in management fees expense with the Company’s vice-president of corporate development (the “VPCD”). As at September 30, 2018, unpaid remuneration and unpaid expenses in the amount of $109,075 ($141,198 CAD) (December 31, 2017-$111,426; $139,789 CAD) is included in accounts payable and $166,860 ($216,000 CAD) (December 31, 2017-$102,935; $129,137 CAD) is included in accrued liabilities.

In addition, during the nine-month period ended September 30, 2018, the Company incurred interest expense of $9,482 ($12,205 CAD) (2017-$14,052; $18,363 CAD) on the outstanding loans from Travellers and $3,295 ($4,241 CAD) (2017-$nil; $nil CAD) on the outstanding loans from the directors. As at September 30, 2018, interest of $12,419 ($16,077 CAD) (December 31, 2017-$22,120; $27,750 CAD) on these loans is included in accrued liabilities.

During the nine-month period ended September 30, 2018, the Company incurred $53,565 ($68,947 CAD) (2017-$50,348; $65,797 CAD) in rent paid under a rental agreement to Haute Inc. (“Haute”), an Ontario company controlled by the President.

During the nine-month period ended September 30, 2018, the Company sold $15,612 ($20,095 CAD) of compost product to LFGC.

Furthermore, the Company granted the CEO 3,000,000 restricted stock units (“RSU”), under a consulting agreement effective January 1, 2017, determined to be valued at $990,000 based on recent private placement. On January 1, 2018, 1,000,000 RSUs were exchanged into 1,000,000 common stock. The RSUs for the remaining two installments are to vest annually on January 1, 2019 and 2020. On May 17, 2018, the Board approved an amendment to the President’s consulting agreement, to include the granting of 3,000,000 RSUs on the same terms and conditions as those granted to the CEO. This grant was valued at $3,000,000 based on recent private placement pricing. Effective May 17, 2018, 1,000,000 RSUs vested immediately and were exchanged into 1,000,000 common stock.The cost of both RSUs is presented as management compensation expense.

For the nine-month period ended September 30, 2018, the Company recognized management compensation expense of $997,500 (2017-$247,500) on these awards, representing one quarter of the total value of the awards of $3,990,000.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

pg. 32

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

Our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met. Due to inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Based on our evaluation, our CEO and CFO have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective due primarily to the small size of the Company and the lack of a segregation of duties.

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

On December 15, 2017, the Company filed a motion record in the Ontario Superior Court of Justice (the “Court”) against the Business Development Bank of Canada, the applicant and Astoria Organic Matters Ltd. and Astoria Organic Matters Canada LP, together, the respondents, in the amount of $583,647 ($755,400 CAD) in connection with the Company’s purchase of certain assets from the court appointed receiver for Astoria, BDO Canada Limited (“BDO”) on September 15, 2017. The basis for the claim is for the Company’s costs to process biosolids stored onsite that amounted to approximately more than 10 times the amount permitted to be stored by conditions in the Environmental Compliance Approval for the site. The processing costs are paid when the biosolids are received onsite. Costs to process are incurred over the 12 weeks it takes to incorporate the biosolids into a compost product. The Court’s judgement ruled against the Company’s motion and the Company subsequently, on unanimous approval by the Board on June 12, 2018, filed an appeal. The motion on the appeal was heard on September 21, 2018 and the Court’s decision was made on November 8, 2018. The Court dismissed the motion and awarded BDO its costs in the amount of $154,350.

Item 1B. Risk Factors.

As a smaller reporting company, we are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine months ended September 30, 2018, the Company issued 467,000 common shares for net proceeds of $436,540 and 190,000 common shares on a private placement received prior to December 31, 2017, for working capital purposes.

Subsequent to September 30, 2018 and up to the date of this filing, the Company issued 197,500 common shares for net proceeds of $181,700 on a private placement, for working capital purposes.

In addition, the Company issued a total of 2,000,000 common stock to executive officers on the exchange of 2,000,000 restricted stock units.

pg. 33

The securities above were offered and sold pursuant to an exemption from the registration requirements under Section 4(a)(2) of the Securities Act since, among other things, the transactions did not involve a public offering.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

On July 26, 2018 and July 27, 2018, the Company refinanced its credit facilities and corporate term loan with PACE.

Item 6. Exhibits.

The following exhibits are filed as part of this quarterly report on Form 10-Q:

Exhibit No.	Description
10.45	First Loan Amending Agreement between PACE Savings & Credit Union Limited and SusGlobal Energy-July 26,2018 -loan #45666.*
10.46	Second Loan Amending Agreement between PACE Savings & Credit Union Limited and SusGlobal Energy-July 26, 2018-loan #45666.*
10.47	Loan Amending Agreement between PACE Savings & Credit Union Limited and SusGlobal Energy-July 27,2018 -loan #43145.*
10.48	Loan Amending Agreement between PACE Savings & Credit Union Limited and SusGlobal Energy-July 27,2018 -loan #45053.*
10.49	Loan Amending Agreement between PACE Savings & Credit Union Limited and SusGlobal Energy-July 27,2018 -loan #45449.*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Label Linkbase Document*
101.PRE	XBRL Taxonomy Presentation Linkbase Document*

*Filed herewith.
**Furnished herewith.

pg. 34

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUSGLOBAL ENERGY CORP.

November 13, 2018	By:	/s/ Gerald Hamaliuk
Gerald Hamaliuk
Chief Executive Officer

November 13, 2018	By:	/s/ Ike Makrimichalos
Ike Makrimichalos
Chief Financial Officer (Principal Financial and Accounting
Officer)

pg.s 35