Form 10-K
period 2018-12-31
SusGlobal Energy Corp.
filed 2019-04-01
CIK 1652539

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ______________to ______________

Commission file number: 000-56024

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
Yes [   ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [   ] No [X]*

Indicate by check mark whether the registrant has submitted every Interactive Data File required to be submitted pursuant to Rule 405 of Regulations S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [X] No [   ]

0

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Yes [   ] No [X]

The number of shares of Common Stock, $0.0001 par value, of the registrant outstanding as of April 1, 2019 was 41,404,531.

* The Company has filed all the reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, however, it has not yet been 90 days since the Company has been subject to such filing requirements.

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

Item 1. Business.

OVERVIEW

The following organization chart sets forth our wholly-owned subsidiaries:

General

On February 4, 2019, the Company registered its common stock, having a par value of $.0001 per share, pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and is effective pursuant to General Instruction A.(d).

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

SusGlobal is a renewable energy company focused on acquiring, developing and monetizing a portfolio of proprietary technologies in the waste to energy and regenerative products application globally.

With the growing amount of organic wastes being produced by society as a whole, a solution for sustainable global management of these wastes must be achieved. SusGlobal through its proprietary technology and processes is equipped and confident to deliver this objective.

Management believes renewable energy is the energy of the future. Sources of this type of energy are more evenly distributed over the earth’s surface than finite energy sources, making it an attractive alternative to petroleum-based energy. Biomass, one of the renewable resources, is derived from organic material such as forestry, food, plant and animal residuals. SusGlobal can therefore help you turn what many consider waste into precious energy. The portfolio will be comprised of four distinct types of technologies: (a) Process Source Separated Organics (“SSO”) in anaerobic digesters to divert from landfills and recover biogas. This biogas can be converted to gaseous fuel for industrial processes, electricity to the grid or cleaned for compressed renewable gas; (b) Increasing the capacity of existing infrastructure (anaerobic digesters) to allow processing of SSO to increase biogas yield; (c) Utilize recycled plastics to produce liquid fuels; and (d) process digestate to produce a pathogen free organic fertilizer.

The convertibility of organic material into valuable end products such as biogas, liquid biofuels, organic fertilizers and compost shows the utility of renewable energy. These products can be converted into electricity and fuels and are marketed to agricultural operations that are looking for an increase in crop yields, soil amendment and environmentally-sound practices. This practice also diverts these materials from landfills and reduces greenhouse gas emissions that result from landfilling organic wastes. The Company can provide peace of mind that the full lifecycle of organic material is achieved, global benefits are realized and stewardship for total sustainability is upheld. It is management's objective to grow SusGlobal into a significant sustainable waste to energy and regenerative products provider, as Leaders in The Circular Economy™

We believe the project and services offered can benefit both the public and private markets. The following includes some of our work managing organic waste streams: Anaerobic Digestion, Dry Digestion, Biogas Production, Wastewater Treatment, In-Vessel Composting, SSO Treatment, Biosolids Heat Treatment and Composting.

The Company can provide a full range of services for handling organic residuals in a period where innovation and sustainability are paramount. From start to finish we offer in-depth knowledge, a wealth of experience and cutting-edge technology for handling organic waste.

The primary focus of the services SusGlobal provides includes identifying idle or underutilized anaerobic digesters and integrating our technologies with capital investment to optimizing the operation of the existing digesters to reach their full capacity for processing SSO. Our processes not only divert significant organic waste from landfills, but also result in methane avoidance, with significant Greenhouse Gas (“GHG”) reductions from waste disposal. The processes also produce renewable energy through the conversion of wastewater biosolids and organic wastes in the same equipment (co-digestion) and valuable end products such as biogas, electricity and pathogen free organic fertilizer, considered Class AA organic fertilizer.

Currently, our primary customers are municipalities in both rural and urban centers throughout southern and central Ontario, Canada. Much of the research and development that has been carried out has been completed by our CEO through multiple projects carried out prior to the formation of SusGlobal. Where necessary, to be in compliance with provincial and local environmental laws and regulations, SusGlobal submits applications to the respective authorities for approval prior to any necessary engineering being carried out.

Our Status as an Emerging Growth Company

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, and the JOBS Act. Certain specified reduced reporting and other regulatory requirements are available to public companies that are emerging growth companies. These provisions include:

  an exemption from the auditor attestation requirement in the assessment of our internal controls over financial reporting required by Section 404 of the Sarbanes-Oxley Act of 2002;
  an exemption from the adoption of new or revised financial accounting standards until they would apply to private companies;
  an exemption from compliance with any new requirements adopted by the Public Company Accounting Oversight Board, or the PCAOB, requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about our audit and our financial statements; and
  reduced disclosure of our executive compensation arrangements.

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
  the date on which we have, during the prior three-year period, issued more than $1,000,000,000 in non- convertible debt; or
  the date on which we are deemed to be a large accelerated filer under the rules of the Securities and Exchange Commission, or SEC, which means the market value of our common stock that is held by non-affiliates (or public float) exceeds $700 million as of the last day of our second fiscal quarter in our prior fiscal year.

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

RECENT BUSINESS DEVELOPMENTS

Trademark Applications

On March 13, 2019, the Company filed trademark applications with the Canadian and US trademark offices to register the SusGlobal logo, Earth’s Journey, SusGro, Leaders in the Circular Economy and Caring for Earth’s Journey.

Securities Purchase Agreements

On March 7 and 8 of 2019, the Company entered into securities purchase agreements (the “March 2019 SPAs”) with two investors (the “March 2019 Investors”) pursuant to which each March 2019 Investor purchased two 12% unsecured convertible promissory notes comprised of the first notes (the “First Notes”) being in the amount of $275,000 each, and the remaining notes in the amount of $275,000 each (the “Back-End Notes,” and, together with the First Notes, the “March 2019 Notes”) in the aggregate principal amount of $1,100,000, such principal and the interest thereon convertible into shares of the Company’s common stock (the “Common Stock”) at the March 2019 Investors’ option. Each First Note contained a $25,000 Original Issuance Discount (“OID”) such that the purchase price of each First Note was $250,000. The First Notes were paid for by the March 2019 Investors upon the signing of the March 2019 SPAs. The Back-End Notes were initially paid for by the issuance of two offsetting $250,000 secured notes issued to the Company by the March 2019 Investors (the “Investor Notes”), provided that prior to conversion of the Investor Notes, the March 2019 Investors must have paid back the Investor Notes in cash.

Although the March 2019 SPAs are dated March 7, 2019 and March 8, 2019 (each, a “March 2019 Note Effective Date”), they became effective upon the payment in cash of the purchase price by the March 2019 Investors. The purchase prices of $250,000 and $250,000 for the First Notes was paid in cash by the March 2019 Investors on March 11, 2019. After payment of transaction-related expenses, net proceeds to the Company from the First Notes totaled $456,000.

The maturity dates of the March 2019 Notes are March 7, 2020 and March 8, 2020. The March 2019 Notes shall bear interest at a rate of twelve percent (12%) per annum (the “March 2019 Notes Interest Rate”), which interest shall be paid by the Company to the March 2019 Investors in Common Stock at any time the March 2019 Investors send a notice of conversion to the Company. The March 2019 Investors are entitled to, at their option, convert all or any amount of the principal face amount and any accrued but unpaid interest of the March 2019 Notes into Common Stock, at any time, at a conversion price for each share of Common Stock equal to 65% multiplied by the lowest trading price (as defined in the March 2019 Notes) of the Common Stock as reported on the National Quotations Bureau OTC Marketplace exchange upon which the Company’s shares are traded during the twenty (20) consecutive Trading Day period immediately preceding (i) the applicable March 2019 Note Effective Date; or (ii) the conversion date (the “March 2019 Notes Variable Conversion Price”).

On January 28, 2019 (the “January 2019 Notes Effective Date”), the Company entered into three securities purchase agreements (the “January 2019 SPAs”) with three investors (the “January 2019 Investors”) pursuant to which the January 2019 Investors purchased 12% unsecured convertible promissory notes (the “January 2019 Notes”) from the Company in the aggregate principal amount of $337,500, such principal and the interest thereon convertible into shares of the Company’s Common Stock at the January 2019 Investors’ option. After payment of transaction related expenses, net proceeds to the Company from the January 2019 Notes totaled $302,500 and were received on February 1 and 4 of 2019.

The maturity date of each January 2019 Note is January 28, 2020 (the “January 2019 Notes Maturity Dates”). The January 2019 Notes shall bear interest at a rate of twelve percent (12%) per annum (the “January 2019 Notes Interest Rate”), which interest shall be paid by the Company to the January 2019 Investors in Common Stock at any time the January 2019 Investors send a notice of conversion to the Company. The January 2019 Investors are entitled to, at their option, convert all or any amount of the principal face amount and any accrued but unpaid interest of the January 2019 Notes into Common Stock, at any time, at a conversion price for each share of Common Stock equal to 65% multiplied by the lowest trading price (as defined in the Notes) of the Common Stock as reported on the National Quotations Bureau OTC Marketplace exchange upon which the Company’s shares are traded during the twenty (20) consecutive Trading Day period immediately preceding (i) the January 2019 Notes Effective Date; or (ii) the conversion date (the “January 2019 Notes Variable Conversion Price”).

Treatment of Organic Waste and Septage

On February 28, 2019, the Company announced that it had received the project completion report titled: Development Optimization and Validation of an Innovative Integrated Anaerobic Thermophilic Digester Treatment of Organic Waste and Septage. The report was written by a research team at Fleming College’s Centre for Advancement of Water and Wastewater Technologies, located in Lindsay, Ontario, Canada. The collaborative project was supported by the Advancing Water Technologies Program (the “AWT Program”) of Southern Ontario Water Consortium. The project focused on the development of a new and innovative technology for handling and processing organic residuals. This new technology utilizes the anaerobic mesophilic digestion process coupled with thermophilic digestion to maximize biogas yields and produce organic fertilizer through optimal operations.

Deposits on Acquisition of Shares and Assets

On February 5, 2019, the Company advanced a non-refundable deposit of $52,776 ($72,000 CAD) in connection with an executed non-binding letter of intent in the amount of $1,295,394 ($1,767,250 CAD) to acquire 100% of the shares of a company, whose primary asset includes the 39.44 acres of property in Roslin (near Belleville), Ontario, Canada which includes the site the Company currently leases for its organic composting facility.

On January 31, 2019, the Company advanced a deposit of $36,650 ($50,000 CAD) in connection with a $1,905,800 ($2,600,000 CAD) offer to purchase certain property located in Hamilton, Ontario, Canada, from the court appointed receiver for future operations.

Asset Purchase

On September 15, 2017, the Company entered into an asset purchase agreement (the “APA) with Astoria Organic Matters Ltd., and Astoria Organic Matters Canada LP (“Astoria”), pursuant to which the Company purchased certain assets of Astoria from the court appointed receiver of Astoria, BDO Canada Limited (the “Receiver”). The purchase price for the composting buildings, Gore cover system, driveway and paving, office trailer, certain machinery and equipment, computer equipment, computer software and intangible assets (the “Assets”) consisted of cash of $3,005,300 ($4,100,000 CAD), funded by PACE Savings and Credit Union Limited (“PACE”) and 529,970 restricted common shares of the Company, determined to be valued at $529,970 ($700,000 CAD) based on private placement pricing at the time. In addition, legal costs of $21,442 ($29,253 CAD) in connection with acquiring the Assets are included in the cost of the organic composting facility. In addition, the Company purchased certain accounts receivable which it was required to collect, totaling $127,650 ($174,147 CAD) and a deposit with a local municipality in the amount of $36,650 ($50,000 CAD).

Financing Agreement with PACE

Effective January 1, 2017, the Company obtained a Line of Credit of up to $4,031,500 ($5,500,000 CAD) with PACE (the “PACE Line of Credit”). On February 2, 2017, the Company received the first and only advance in the amount of $1,172,800 ($1,600,000 CAD) on the PACE Line of Credit. The PACE Line of Credit was due February 2, 2019 and is now one of multiple credit facilities with PACE, as noted below.

The funds advanced on the PACE Line of Credit of $1,172,800 ($1,600,000 CAD) bore interest at the PACE base rate of 6.75% plus 1.25% per annum, at the time 8%, and was payable on a monthly basis, interest only, until refinanced, as noted below. The PACE Line of Credit is secured by a business loan general security agreement, a $1,172,800 ($1,600,000 CAD) personal guarantee from the president of the Company (the “President”) and a charge against the Company’s office premises lease. Also pledged as security are the shares of the wholly-owned subsidiaries and a pledge of 3,300,000 shares of Common Stock of the Company held by Landfill Gas Canada Ltd. (“LFGC”), an Ontario company controlled by a director and chief executive officer of the Company (the “CEO”), 500,000 shares of Common Stock of the Company held by the chief financial officer (the “CFO”) and 2,000,000 shares of Common Stock of the Company held by a director’s company, and a limited recourse guarantee by each. The PACE Line of Credit is fully open for prepayment at any time without notice or bonus. A total commitment fee of $80,630 ($110,000 CAD) was paid to PACE. In addition, the agents who assisted in establishing the PACE Line of Credit received 1,620,000 shares of Common Stock of the Company determined to be valued at $469,800, based on private placement pricing at the time and cash of $300,000, on closing, for their services. Other closing costs in connection with the PACE Line of Credit included legal fees of $28,377 ($38,713 CAD). As at December 31, 2018, $745,897 ($1,017,595 CAD) (2017-$817,932; $1,026,135 CAD) remains outstanding. During the year, the Company incurred interest charges of $64,042 ($82,945 CAD) (2017-$63,842; $82,901 CAD) on the PACE Line of Credit.

On July 27, 2018, the Company refinanced this credit facility at the PACE base rate of 7% plus 1.25% per annum, currently 8.25%. The credit facility is due on demand, but until a demand is made, is payable in monthly blended installments of principal and interest of $6,424 ($8,764 CAD), commencing August 2, 2018, amortized over a twenty-year period and matures on September 2, 2022.

On June 15, 2017, PACE loaned the Company $439,800 ($600,000 CAD) under a variable rate business loan agreement (the “PACE Business Loan Agreement”), for its bid for the purchase of certain assets of Astoria on terms and conditions similar to the abovementioned PACE Line of Credit. As at December 31, 2018, $417,137 ($569,081 CAD) (2017-$457,428; $573,865 CAD) remains outstanding under the PACE Business Loan Agreement. During the year, the Company incurred interest charges of $35,870 ($46,458 CAD) (2017-$19,276; $25,031 CAD) in connection with the PACE Business Loan Agreement.

On July 27, 2018, the Company refinanced this credit facility at the PACE base rate of 7% plus 1.25% per annum, currently 8.25%. The credit facility is due on demand, but until a demand is made, is payable in monthly blended installments of principal and interest of $3,592 ($4,901 CAD), commencing August 2, 2018, amortized over a twenty-year period and matures on September 2, 2022.

On August 4, 2017, PACE loaned the Company $36,665 ($50,000 CAD) under a variable business loan agreement, to satisfy an outstanding liability on terms and conditions similar to the abovementioned PACE Line of Credit, except that the loan was due February 4, 2019. As at December 31, 2018, $36,344 ($49,583 CAD) (2017-$39,855; $50,000 CAD) remains outstanding. During the year, the Company incurred interest charges of $3,126 ($4,048 CAD) (2017-$478; $625 CAD) on this credit facility.

On July 27, 2018, the Company refinanced this credit facility at the PACE base rate of 7% plus 1.25% per annum, currently 8.25%. The credit facility is payable on demand, but until a demand is made, is payable in monthly blended installments of principal and interest of $313 ($427 CAD), commencing August 4, 2018, amortized over a twenty-year period and matures on September 4, 2022.

On September 13, 2017, PACE loaned the Company $2,729,800 ($3,724,147 CAD) under a corporate term loan (the “PACE Corporate Term Loan”). The funds were used for the purpose of acquiring certain assets of Astoria from the court appointed receiver on September 15, 2017. The PACE Corporate Term Loan bore interest at the PACE base rate of 6.75% plus 1.25% per annum, 8% at the time, payable in monthly blended installments of principal and interest of $55,388 ($75,564 CAD), and matures on September 13, 2022. The PACE Corporate Term Loan is secured by a business loan general security agreement representing a floating charge over the assets and undertakings of the Company, a first priority charge under a registered debenture and a lien registered under the Personal Property Securities Act in the amount of $2,932,717 ($4,000,978 CAD) against the Company’s assets, including accounts receivable, inventory and equipment. PACE has also provided the Company with a letter of credit in the favor of the Ministry of the Environment and Climate Change (“MOECC”) in the amount of $202,917 ($276,831 CAD) and, as security, has registered a charge of lease over the premises, located at 704 Phillipston Road, Roslin, Ontario, Canada. As at December 31, 2018, and the date of this filing, the MOECC has not drawn on this letter of credit. The PACE Corporate Term Loan also includes an assignment of existing contracts included under the APA. On June 13, 2018, the unpaid and previously deferred interest on the PACE Corporate Term Loan for the period beginning on March 13, 2018 and ending June 13, 2018, in the amount of $50,828 ($69,343 CAD), was capitalized and included in the principal balance of the PACE Corporate Term Loan. As at December 31, 2018, $2,528,400 ($3,449,387 CAD) (2017-$2,846,220; $3,570,719 CAD) remains outstanding under the PACE Corporate Term Loan. During the year, the Company incurred interest charges of $218,514 ($283,013 CAD) (2017-$68,048; $88,358 CAD) under PACE Corporate Term Loan. The shares pledged as security for the Line of Credit and the other credit facilities also pertain to this corporate term loan.

On July 26, 2018, the Company refinanced the PACE Corporate Term Loan. The first and only blended installment of principal and interest of $21,377 ($29,164 CAD) was due August 1, 2018 at the rate of 8% per annum, and amortized over a twenty-year period. The PACE Corporate Term Loan is due on demand, but until a demand is made, is payable in monthly blended installments of principal and interest of $21,778 ($29,711 CAD), commencing August 13, 2018, at the PACE base rate of 7% plus 1.25% per annum, currently 8.25%. The PACE Corporate Term Loan continues to be amortized over a twenty-year period and matures on September 13, 2022.

Other

On April 11, 2018, three directors each loaned the Company $19,928 ($25,000 CAD) for working capital purposes (the “Director Loans”). The Director Loans bear interest at the rate of 12% per annum, are due on demand and unsecured. There are no written agreements evidencing the Director Loans. During the year, $5,026 ($6,510 CAD) of interest was charged on the Director Loans. As at December 31, 2018, $4,772 ($6,510 CAD) (December 31, 2017-$nil; $nil CAD) in interest is included in accrued liabilities and the Director Loans remain outstanding in the amount of $54,975 ($75,000 CAD).

On April 3, 2018, a new loan was provided by Travellers International Inc. (“Travellers”), an Ontario company controlled by the Executive Chairman and President, who is also a director of the Company, in the amount of $159,420 ($200,000 CAD) (the “Travellers Loan”). A portion of the funds, $110,777 ($151,128 CAD), was used to pay two overdue monthly principal and interest instalments on the Company’s PACE Corporate Term Loan. This new loan is due on demand, unsecured and bears interest at the rate of 12% per annum. There is no written agreement evidencing the Travellers Loan. During the year, $14,094 ($18,254 CAD) (2017-$15,056; $19,550 CAD) in interest was charged on the Travellers Loan and other loans repaid to Travellers during the year. As at December 31, 2018, $13,110 ($17,885 CAD) (December 31, 2017-$22,120; $27,750 CAD) in interest is included in accrued liabilities and the Travellers Loan remains outstanding in the amount of $146,600 ($200,000 CAD).

On February 16, 2018, the Company finalized a lease agreement for certain equipment for its organic composting facility, which was previously on monthly rental, in the amount of $181,381 ($247,450 CAD) (the “2018 Equipment Lease Agreement”). The 2018 Equipment Lease Agreement is for a period of forty-eight months, with two initial monthly installments of $7,330 ($10,000 CAD) each, plus the applicable harmonized sales taxes, followed by forty-six monthly blended installments of principal and interest of $3,751 ($5,118 CAD), plus the applicable harmonized sales taxes. The Company has the option to purchase the equipment on the forty ninth month for an amount of $18,090 ($24,680 CAD), plus the applicable harmonized sales taxes. The 2018 Equipment Lease Agreement bears interest at the rate of 6.15% annually, compounded monthly, due January 27, 2022. During the year, $8,514 ($11,027 CAD) of interest was charged on the 2018 Equipment Lease Agreement.

On October 30, 2017, the Company finalized a lease agreement for certain equipment for its organic composting facility, which commenced on October 30, 2017, in the amount of $210,114 ($286,650 CAD) (the “October 2017 Equipment Lease Agreement”). The October 2017 Equipment Lease Agreement requires monthly blended installments of principal and interest of $4,281 ($5,840 CAD), plus applicable harmonized sales taxes and a final balloon payment of $20,964 ($28,600 CAD), plus applicable harmonized sales taxes on October 31, 2021. The October 2017 Equipment Lease Agreement bears interest at the rate of 5.982% annually, compounded monthly, due September 30, 2021. During the year, $10,724 ($13,889 CAD) (2017-$2,064; $2,680) of interest was charged on the October 2017 Equipment Lease Agreement.

On September 21, 2017, the company finalized a lease agreement for the lease of certain equipment for its organic composting facility, in the amount of $12,593 ($17,180 CAD) (the “September 2017 Equipment Lease Agreement”). The September 2017 Equipment Lease Agreement requires monthly blended installments of principal and interest of $929 ($1,268 CAD) at a monthly interest rate of 5.95%, due and fully paid on November 10, 2018. During the year, $299 ($388 CAD) (2017-$136; $177 CAD) of interest was charged under the September 2017 Equipment Lease Agreement.

On May 11, 2017, the Company signed a posting agreement with CrowdVest, a Tennessee limited liability company (“CrowdVest”), to act as the Company’s online intermediary technology platform in connection with the Company’s offering of shares of Common Stock pursuant to Rule 506 of Regulation D under the Securities Act of 1933. As compensation, CrowdVest received 20,000 restricted shares of Common Stock of the Company, based on an issuance price of $5 per share, once the 506(c)-general solicitation offering commenced. The offering terminated on October 27, 2017 and was not extended.

On May 9, 2017, the company signed a memorandum of agreement with Kentech (the “Kentech Agreement”), a corporation existing under the laws of the province of Ontario, Canada (“Kentech”). The Kentech Agreement provides the Company the right to acquire and the right to use the equipment and innovative processes of Kentech in relation to the production of liquid fertilizer from organic waste material. The Kentech Agreement is for a period of five years, commencing on the date of the Kentech Agreement. The Kentech Agreement may be terminated by either party upon providing six months’ notice.

Effective January 1, 2017, new consulting agreements were finalized for the services of the President and the CEO (the “Consulting Agreements”). The Consulting Agreements are for a period of three years, commencing January 1, 2017. For each of the President and the CEO, the monthly fees are as follows: $3,665 ($5,000 CAD) for 2017 and $10,995 ($15,000 CAD) for 2018 and 2019. In addition, the CEO was granted 3,000,000 RSUs on January 1, 2017, determined to be valued at $990,000, based on private placement pricing at the time. On January 1, 2018, 1,000,000 RSUs were exchanged into 1,000,000 shares of Common Stock of the Company. The RSUs of the remaining two installments are expected to vest on January 1, 2019 and 2020, upon meeting certain performance objectives. On May 17, 2018, the President’s Consulting Agreement was amended by the Board of Directors’ (the “Board”), to add the granting of 3,000,000 RSUs, determined to be valued at $3,000,000 based on private placement pricing at the time on the same terms and conditions as those of the CEO. On this date, the President was issued 1,000,000 shares of Common Stock of the Company in exchange for 1,000,000 RSUs.  The RSUs of the remaining two installments are expected to vest on January 1, 2019 and 2020, upon meeting certain performance objectives.

On December 7, 2016, the Company was awarded funding for the AWT Program, a program for business led collaborations in the water sector. The AWT Program is administered by the Southern Ontario Water Consortium to assist small and medium sized businesses in the Province of Ontario, Canada, leverage world-class research facilities and academic expertise to develop and demonstrate water technologies for successful introduction to market. In addition, the AWT Program is designed to enhance the Ontario water cluster and continue to build Ontario’s reputation for water excellence around the world. The Company’s academic partner is the CAWT at Fleming College in Lindsay, Ontario, Canada. The original AWT Program budget was for $586,400 ($800,000 CAD), of which the Company contributes 50% in cash and in-kind contributions and CAWT contributes 50%. CAWT revised its budget for the second and third years of the AWT Program. As a result, the cash commitments for 2017 and 2018, the second and third years of the AWT Program were cancelled.

The Company had already completed and provided its commitment for the first year of the AWT Program which ended March 31, 2017, consisting of professional fees of $7,217 ($9,432 CAD) and a contribution to the capital requirements of the AWT Program, totaling $71,017 ($94,000 CAD), for equipment to be used in the AWT Program and to be retained by CAWT.

On October 21, 2016, the Company hired the services of a contractor to assume the role of vice-president of corporate development (“VPCD”), effective November 1, 2016, for a period of fourteen months, at the rate of $2,932 ($4,000 CAD) per month, plus applicable taxes. In addition, the contractor was offered up to 115,000 shares of Common Stock of the Company, at a price of $0.10 per common share, exercisable within 180 days of the effective date of the contract. On April 30, 2017, the contractor exercised the offer to purchase 115,000 shares of Common Stock of the Company. At the end of the fourteen-month term, the VPCD continued to provide services on a monthly basis for the first three months of 2018.

On November 4, 2016, the Company’s BioGrid Project, a project described in the expansion and operation agreement (the “BioGrid Agreement”) with the Township of Georgian Bluffs and the Township of Chatsworth (the “Municipalities”), was terminated.

On August 19, 2016, Travellers provided an unsecured loan bearing interest at an annual rate of 12% in the amount of 153,930 ($210,000 CAD) which was required to initiate a letter of credit in the amount of $146,600 ($200,000 CAD). This loan was repaid in full, with accrued interest on April 3, 2018. Fees for the letter of credit included $7,330 ($10,000 CAD) incurred and charged by Travellers and $2,199 ($3,000 CAD) charged by the Company’s chartered bank. There is no written agreement evidencing this loan and the loan was approved by the Board of Directors of the Company.

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

On May 14, 2015, the Ontario Ministry of Environment and Climate Change announced formal targets to be met to satisfy a commitment necessary to join the Western Climate Initiative (the “WCI”) along with Quebec and California, who are in the WCI with Cap and Trade commitments since 2014. The Ontario emission targets are very ambitious, with greenhouse gas (“GHG”) emission reductions of 15% by 2020, 37% by 2030 and 80% by 2050, all from a 1990 baseline. Ontario achieved a 6% reduction in GHG emissions from 1990 levels in 2014, mainly by closing all coal-fired power plants. The targets announced will require a focused program to reduce GHG emissions. The Company’s activities all contribute to GHG reductions, so we will be a key part of Ontario’s initiative. The Company has also contacted counterparties in Quebec and California to explore opportunities for relevant projects. SusGlobal is committed to making all its commercial activities carbon neutral. New Cap and Trade regulations became effective on January 2017. Subsequently, on July 3, 2018, the new premier of the Province of Ontario announced the end of the Cap and Trade program in Ontario.

On May 6, 2015, the Company finalized an agreement with Syngas, a company incorporated under the laws of Malaysia (“Syngas”), providing an exclusive license for the Company to use Syngas Intellectual Property within North America for a period of five years from the date of this agreement, for a consideration of $1, renewable every five years upon written request (the “Syngas License Agreement”). Syngas produces equipment that uses an innovative process to produce liquid transportation fuel from plastic waste material. The Company issued 20,000 shares of Common Stock of the Company to an introducing party, determined to be valued at $2,000. The Syngas License Agreement is being amortized on a straight-line basis, over a period of 10 years. There are no other obligations under the Syngas License Agreement.

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

Operations

The Company owns the Environmental Compliance Approvals (the “ECAs”) issued by the Ministry of the Environment and Climate Change (the “MOECC”), from the Province of Ontario, in place to accept up to 70,000 metric tonnes of waste annually from the provinces of Ontario and Quebec and from western New York state, and to operate a waste transfer station with the capacity to process up to 50,000 metric tonnes of waste annually. Once built, the location of the waste transfer station will be alongside the organic composting facility which is currently in operation near Belleville, Ontario, Canada.

Waste Transfer Station- Access to the waste transfer station is critical to haulers who collect waste in areas not in close proximity to disposal facilities where such disposal continues to be permitted. Tipping fees charged to third parties at waste transfer stations are usually based on the type and volume or weight of the waste deposited at the waste transfer station, the distance to the disposal site, market rates for disposal costs and other general market factors.

Organic Composting Facility- As noted above, the Company’s organic composting facility, located near Belleville, Ontario Canada, has ECAs in place to accept up to 70,000 metric tonnes of waste annually and is currently in operation. Certain assets of the organic composting facility, including the ECAs for the waste transfer station, were acquired by the Company on September 15, 2017, from the Receiver for Astoria, under the APA. The Company charges tipping fees for the waste accepted at the organic composting facility based on arrangements in place with the customers and the type of waste accepted. Typical waste accepted includes, leaf and yard, biosolids, food, liquid, paper sludge and source separated organics. During the year, tipping fees ranged from $19 ($25 CAD) to $100 ($130 CAD) per metric tonne.

Compost Sales. The Company also sells organic compost (screened and unscreened) to local customers. During the year, the average selling price of the compost per metric tonne was approximately $14 ($18 CAD).

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

Employees

As of December 31, 2018, the Company had six full-time employees and three independent contractors. Of the six full time employees, two were employed in management and administrative positions, and the balance in operations. The three independent contractors provide services in management positions. None of our employees are covered by collective bargaining agreements.

Financial Assurance and Insurance Obligations

Financial Assurance

Municipal and governmental waste service contracts generally require contracting parties to demonstrate financial responsibility for their obligations under the contract. Financial assurance is also a requirement for (i) obtaining or retaining disposal site or waste transfer station operating permits; and (ii) estimated post-closure and environmental remedial obligations at our operations. We have established financial assurance using letters of credit and/or deposits with the municipalities. The type of assurance used is based on several factors, most importantly: the jurisdiction, contractual requirements, market factors and availability of credit capacity.

A letter of credit in favor of the MOECC is supported by our credit facility with PACE. As at December 31, 2018 and the date of filing, the MOECC has not drawn on the letter of credit.

Insurance

We carry a broad range of insurance coverages, including general liability, automobile liability, workers’ compensation, real and personal property, directors’ and officers’ liability, environmental and pollution legal liability and other coverages we believe are customary to the industry. Our exposure to loss for insurance claims is generally limited to the per-incident deductible under the related insurance policy. We do not expect the impact of any known casualty, property, environmental or other contingency to have a material impact on our financial condition, results of operations or cash flows.

Regulation

Our business is subject to extensive and evolving federal, provincial and local environmental, health, safety and transportation laws and regulations. These laws and regulations are administered by the MOECC, Environment Canada, and various other federal, provincial and local environmental, zoning, transportation, land use, health and safety agencies in Canada. Many of these agencies regularly examine our operations to monitor compliance with these laws and regulations and have the power to enforce compliance, obtain injunctions or impose civil or criminal penalties in case of violations.

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

The primary Provincial statutes affecting our business are summarized below:

Provincial and Local Regulations

Various provincial and local regulations affect our operations. The Province of Ontario has its own laws and regulations governing solid waste disposal, water and air pollution, and, in most cases, releases and cleanup of hazardous substances and liabilities for such matters. The Province of Ontario has also adopted regulations governing the design, operation, maintenance and closure of waste transfer stations. Some regions, municipalities and other local governments in Ontario have adopted similar laws and regulations. Our facilities and operations are likely to be subject to these types of requirements.

Our operations are affected by the increasing preference for alternatives to landfill disposal. Many regional and local governments in Ontario mandate recycling and waste reduction at the source and prohibit the disposal of certain types of waste, such as yard waste, food waste and electronics at landfills. The number of regional and local governments in Ontario with recycling requirements and disposal bans continues to grow, while the logistics and economics of recycling the items remain challenging. In addition, Ontario has imposed timelines for the ban of organics from landfills in the province in an effort to totally divert these wastes from landfills. This will provide opportunities for the expansion of facilities like ours. This had already occurred in the province of Quebec and in the United States of America (the “USA”), where various states have enacted, or are considering enacting, laws that restrict the disposal within the state of solid waste generated outside the state. While laws that overtly discriminate against out-of-state waste have been found to be unconstitutional, some laws that are less overtly discriminatory have been upheld in court. From time to time, the United States Congress has considered legislation authorizing states to adopt regulations, restrictions, or taxes on the importation of out-of-state or out-of-jurisdiction waste. Additionally, several state and local governments have enacted “flow control” regulations, which attempt to require that all waste generated within the state or local jurisdiction be deposited at specific sites. In 1994, the U.S. Supreme Court ruled that a flow control ordinance that gave preference to a local facility that was privately owned was unconstitutional, but in 2007, the Court ruled that an ordinance directing waste to a facility owned by the local government was constitutional. The United States Congress’ adoption of legislation allowing restrictions on interstate transportation of out-of-state or out-of-jurisdiction waste or certain types of flow control, or courts’ interpretations of interstate waste and flow control legislation, could adversely affect our solid and hazardous waste management services.

Federal, Provincial and Local Climate Change Initiatives

In light of regulatory and business developments related to concerns about climate change, we have identified a strategic business opportunity to provide our public and private sector customers with sustainable solutions to reduce their GHG emissions. As part of our on-going marketing evaluations, we assess customer demand for and opportunities to develop waste services offering verifiable carbon reductions, such as waste reduction, increased recycling, and conversion of biogas and discarded materials into electricity and fuel. We use carbon life cycle tools in evaluating potential new services and in establishing the value proposition that makes us attractive as an environmental service provider. We are active in support of public policies that encourage development and use of lower carbon energy and waste services that lower users’ carbon footprints. We understand the importance of broad stakeholder engagement in these endeavors, and actively seek opportunities for public policy discussion on more sustainable materials management practices. In addition, we work with stakeholders at the federal and provincial level in support of legislation that encourages production and use of renewable, low-carbon fuels and electricity. Despite the U.S. withdrawal from the Paris Climate Accords, we have seen no reduction in customer demand for services aligned with their GHG reduction goals and strategies. Ontario is part of the WCI led by the state of California and, if anything, California has doubled down on their GHG reduction goals. The states of Oregon and Washington are also considering joining the WCI that currently has California, Ontario and Quebec as members.

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

  projections about accounting and finances;

  plans and objectives for the future;

  projections or estimates about assumptions relating to our performance; or

  our opinions, views or beliefs about the effects of current or future events, circumstances or performance.

You should view these statements with caution. These statements are not guarantees of future performance, circumstances or events. They are based on facts and circumstances known to us as of the date the statements are made. All aspects of our business are subject to uncertainties, risks and other influences, many of which we do not control. Any of these factors, either alone or taken together, could have a material adverse effect on us and could change whether any forward-looking statement ultimately turns out to be true. Additionally, we assume no obligation to update any forward-looking statement as a result of future events, circumstances or developments. The following discussion should be read together with the Consolidated Financial Statements and the notes thereto. Outlined below are some of the risks that we believe could affect our business and financial statements for 2019 and beyond and that could cause actual results to be materially different from those that may be set forth in forward-looking statements made by the Company.

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

  unexpected losses of key employees or customers of the acquired company;
  conforming the acquired company’s standards, processes, procedures and controls with our operations;
  coordinating new product and process development;
  hiring additional management and other critical personnel;
  negotiating with labor unions; and
  increasing the scope, geographic diversity and complexity of our operations.

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

Risks Relating to Our Common Stock

            An active trading market may not result for our common stock.

            On December 11, 2018 our common stock commenced quotation on the OTCQB Market. We cannot predict the extent to which investor interest in us will lead to the development of an active trading market or how liquid that market might become. An active public market for our common stock may not develop or be sustained. If an active public market does not develop or is not sustained, it may be difficult for you to sell your shares of common stock at a price that is attractive to you, or at all.

            We have a history of net losses and we expect to incur additional losses.

            In each year since our inception we have incurred losses and have generated only $1,273,482 in revenue. For the year ended December 31, 2018, net losses attributable to common stockholders aggregated $3,894,016 (2017-$2,212,481) and, at December 31, 2018, the Company’s accumulated deficit was $8,554,312 (2017-$4,660,296). We expect to incur further losses in the development of our business. We cannot assure you that we can achieve profitable operations in any future period.

            Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt as to our ability to continue as a going concern.

            Although our consolidated financial statements have been prepared assuming we will continue as a going concern, our independent registered public accounting firm, in its report accompanying our consolidated financial statements as of and for the years ended December 31, 2018 and 2017, expressed substantial doubt as to our ability to continue as a going concern as of December 31, 2018, as a result of our operating losses since inception and because the Company expects to incur further losses in the development of our business. The inclusion of a going concern explanatory paragraph may make it more difficult for us to secure additional financing or enter into strategic relationships on terms acceptable to us, if at all, and may materially and adversely affect the terms of any financing that we may obtain.

            We have no intention of declaring dividends in the foreseeable future.

            The decision to pay cash dividends on our common stock rests with our board of directors and will depend on our earnings, unencumbered cash, capital requirements and financial condition. We do not anticipate declaring any dividends in the foreseeable future, as we intend to use any excess cash to fund our operations. Investors in our common stock should not expect to receive dividend income on their investment in the foreseeable future.

            We may issue preferred stock in the future, and the terms of the preferred stock may reduce the value of our common stock.

            Under the certificate of incorporation of the Company, our Board of Directors are authorized to create and issue one or more additional series of preferred stock, and, with respect to each series, to determine number of shares constituting the series and the designations and the powers, preferences and rights, and the qualifications, limitations and restrictions thereof, which may include dividend rights, conversion or exchange rights, voting rights, redemption rights and terms and liquidation preferences, without stockholder approval. If we create and issue one or more additional series of preferred stock, it could affect your rights or reduce the value of our outstanding common stock. Our Board of Directors could, without stockholder approval, issue preferred stock with voting and other rights that could adversely affect the voting power of the holders of our common stock and which could have certain anti-takeover effects.

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
  our ability to recruit qualified management and technical personnel;
  our ability to complete successfully within our industry;
  fluctuations in foreign currency exchange rates;
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

  Our employees, customers or investors may not embrace and support our strategy.

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
  limitations, regulations or levies on collection and disposal prices, rates and volumes;
  limitations or bans on disposal or transportation of out-of-state waste or certain categories of waste;
  mandates regarding the management of solid waste, including requirements to recycle, divert or otherwise process certain waste, recycling and other streams; or
  limitations or restrictions on the recycling, processing or transformation of waste, recycling and other streams.

            We also have a significant financial obligation relating to closure, post-closure and environmental remediation at our existing facility. The obligation is supported by a letter of credit from PACE in favor of the MOECC. Environmental regulatory changes could accelerate or increase such costs, requiring our expenditures to materially exceed our current letter of credit.

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

  agencies of federal, state, provincial or local governments seek to impose liability on us under applicable statutes, sometimes involving civil or criminal penalties for violations, or to revoke or deny renewal of a permit we need; and

  local communities, citizen groups, landowners or governmental agencies oppose the issuance of a permit or approval we need, allege violations of the permits under which we operate or laws or regulations to which we are subject, or seek to impose liability on us for environmental damage.

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

            Additionally, we have $3,727,778 ($5,085,645 CAD) of debt as of December 31, 2018 that is exposed to changes in market interest rates within the next 12 months. In addition, as of December 31, 2018, we had a letter of credit outstanding of $202,917 ($276,831 CAD). If interest rates increase, our interest expense would also increase, increasing our net losses and decreasing our cash flow.

            As at December 31, 2018, and the date of this filing, the Company did not have any revolving credit facility to support cash flow requirements. In the event of a default under our any of our credit facilities, term loans, obligations under capital lease and loans from related parties, we could be required to immediately repay such debt under default, which we may not be able to do. Additionally, any such default may cause a default under many of our other credit agreements and debt instruments. Without waivers from lenders party to those agreements, and/or the availability of other financing, either debt or equity, any such default would have a material adverse effect on our ability to continue to operate.

            The seasonal nature of our business and severe weather events may cause our results to fluctuate, and prior performance is not necessarily indicative of our future results.

            Our operating revenues tend to be somewhat higher in summer months, primarily due to the higher organic compost sales and higher leaf and yard waste volumes. The volumes of industrial and residential waste in certain regions where we operate also tend to increase during the summer months. Our second and third quarter revenues and results of operations typically reflect these seasonal trends.

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

On December 15, 2017, the Company filed a motion record in the Ontario Superior Court of Justice (the “Court”) against the Business Development Bank of Canada and Astoria, together in the amount of $553,708 ($755,400 CAD) in connection with the Company’s purchase of certain assets from the court appointed receiver for Astoria, BDO, on September 15, 2017. The basis for the claim is for the Company’s costs to process biosolids stored onsite that amounted to approximately more than 10 times the amount permitted to be stored by conditions set in the Environmental Compliance Approval for the site. The processing costs are paid when the biosolids are received onsite. Costs to process are incurred over the 12 weeks it takes to incorporate the biosolids into a compost product. The Court ruled against the Company’s motion. Subsequently, on June 12, 2018, the Company, upon unanimous approval by the Board, filed an appeal. The motion on the appeal was heard before the Court on September 21, 2018. On November 8, 2018, The Court dismissed the motion and awarded BDO its costs in the amount of $115,887 ($158,099 CAD). The Company appealed the Court’s decision and filed an appeal which was heard by a panel of three judges. As of the date of this filing, the Company was awaiting the decision from the panel of judges.

Item 4. Mine Safety Disclosures.

The Company has no reporting to provide relative to information concerning mine safety and other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity

Market Price of Common Stock

Our common stock is quoted on the OTCQB marketplace run by OTC Markets Group, Inc. under the symbol “SNRG”. As of the date of this filing, the number of stockholders of record was seventy-four (74). This does not include persons whose stock is in nominee or “street name” accounts through brokers.

Securities.

The information below was derived from the audited Consolidated Financial Statements included within this report and in previous annual reports, including those we filed with the SEC. This information should be read together with those Consolidated Financial Statements and the notes thereto. These historical results are not necessarily indicative of the results to be expected in the future.

There were no declared dividends in 2018 and since incorporation. Future decisions to pay cash dividends are at the discretion of our Board of Directors. It is our intention to retain any future profits for use in the development and expansion of our business and for general corporate purposes.

Unregistered Sales of Equity Securities and Use of Proceeds.

During the year ended December 31, 2018, the Company issued a total of 2,906,500 shares of Common Stock for net cash and non-cash proceeds of $1,670,240 for working capital and other purposes, as follows:

696,500 shares of Common Stock for net cash proceeds of $650,240 at a price of $1.00 per share. 190,000 shares of Common Stock issued for proceeds previously received at a price of $1.00 per share, and 2,000,000 shares of Common Stock issued on the vesting of 2017 stock awards.

20,000 shares of Common Stock were issued to a director at a price of $1.00 per share.

The securities above were offered and sold pursuant to an exemption from the registration requirements under Section 4(a)(2) of the Securities Act since, among other things, the transactions did not involve a public offering.

Item 6. Selected Financial Data.

	Years Ended December 31,
	2018(a)	2017(a)	2016	2015	2015

Statement of Operations Data:
Operating revenues	$1,000,106	$273,376	$15,721-	$-	$-
Other income	-	110,110	-	-	-
Consolidated net loss	3,894,016	2,212,481	551,529	1,279,054	60,677
Consolidated comprehensive loss	3,826,750	2,318,829	584,736	1,280,223	45,129
Basic and diluted loss per common share	0.10	0.06	0.02	0.04	0.00
Balance Sheet Data:
Working capital deficit	$4,830,948	$2,238,911	$487,703	$262,070	$26,137
Total assets	3,710,713	4,437,682	198,081	26,758	-
Long-term debt and obligations under capital lease including current portion	4,016,486	4,381,219	-	-	-
Total stockholders’ deficiency	1,542,248	720,338	485,153	258,733	26,137

___________________
(a)	For more information see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This section includes a discussion of our results of operations for the years ended December 31, 2018 and 2017. This discussion may contain forward-looking statements that anticipate results based on management’s plans that are subject to uncertainty. We discuss in more detail various factors that could cause actual results to differ materially from expectations in Item 1A. Risk Factors. The following discussion should be read considering those disclosures and together with the Consolidated Financial Statements and the notes thereto.

Overview

Our Company’s goals are targeted at serving our customers, our employees, the environment, the communities in which we work and our stockholders. Increasingly, customers want more of their waste materials recovered, while waste streams are becoming more complex, and our aim is to address the current needs, while anticipating the expanding and evolving needs of our customers.

CONSOLIDATED RESULTS OF OPERATIONS – FOR THE YEAR ENDED DECEMBER 31, 2018 COMPARED TO THE YEAR ENDED DECEMBER 31, 2017

	2018	2017
Revenue	$1,000,106	$273,376

Cost of sales	868,594	392,256
Gross profit (loss)	131,512	(118,880)
Operating expenses
Management compensation-stock-based compensation	2,330,000	330,000
Management compensation-fees	338,180	166,342
Professional fees	474,457	283,488
Interest expenses	360,209	168,900
Office and administration	182,140	120,987
Rent and occupancy	146,141	81,283
Insurance	55,571	74,906
Contribution to Advanced Water Technology Program	-	71,017
Directors’ compensation	75,088	27,110
Filing fees	31,717	19,296
Repairs and maintenance	32,025	-
Operations and maintenance	-	(21,771)
Financing costs	-	882,153
Total operating expenses	4,025,528	2,203,711

Net loss before other income	(3,894,016)	(2,322,591)
Other income-insurance proceeds and gain on collection of trade receivables	-	110,110
Net loss	$(3,894,016)	$(2,212,481)

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

During the year, the Company generated $1,000,106 of revenue from its organic composting facility, an increase of $726,730 over the prior year. During the prior year, the organic composting facility was in operation from the date of the asset purchase on September 15, 2017 to the end of the year. The majority of the revenue from the organic composting facility relates to revenue from tipping fees charged for organic waste accepted at the facility and a small portion relating to the sale of organic compost processed at the site. Other income included insurance proceeds of $48,516 which represented the receipt of an insurance claim for the catastrophic engine failure in the Company’s 2016 BioGrid Project ($33,079) and business income loss ($15,437), submitted in the prior year. In addition, other income included $61,594, representing a gain on the collection of accounts receivable over and above the purchase price of the assets on September 15, 2017, for the organic composting facility.

In the operation of the organic composting facility, the Company processes the organic waste received and produces the end product, organic compost. The cost of producing the organic compost totaled $868,594 for the current year ended December 31, 2018 compared to $392,256 in the prior year ended December 31, 2017. The costs include equipment rental, deliver and repairs and maintenance, direct wages and benefits, depreciation, utilities and outside contractors. In addition, the Company determined the inventory on hand at the end of the year for its screened organic compost to be $18,550.  Improvements in the processing of the waste materials significantly improved the gross profit.

Operating expenses increased by $1,821,817 from $2,203,711 for the year ended December 31, 2017 to $4,025,528 for the year ended December 31, 2018. The increase was the result of various expenses noted below and offset by the absence of financing fees and the advanced water technology program (“AWT Program”).

During the year, the Company incurred management compensation expense of $2,668,180 compared to $496,342 for the year ended December 31, 2017, an increase of $2,171,838. This was primarily due to the higher management compensation expense related to stock-based compensation of $2,330,000 in the current year compared to $330,000 in the prior year and the net increase in the management fees to the officers of $171,838. The $2,330,000 stock-based compensation relates to the exchange of 1,000,000 2017 RSUs for common stock and the vesting of the 2,000,000 2018 RSUs during the year. On January 8, 2019 1,000,000 RSUs were exchanged for common stock.

Professional fees increased by $190,969, from $283,488 in the prior year to $474,457 in the current year. Professional fees include audit and accounting fees, legal fees and consulting fees. Legal fees relating to the Company’s organic composting facility increased by approximately $263,000, which included approximately $122,000 awarded by the court on the dismissal of the Company’s motion which it launched against a third party represented by BDO Canada Limited. Legal fees for services provided by US counsel decreased by approximately $31,000 as a result of not incurring legal services in the current year for the Company’s Form S-4 filings with the SEC, resulting in the Company’s registration statement becoming effective May 23, 2017. Further, the Company did not incur certain legal services in the current year in connection with the 2016 BioGrid Project totaling approximately $13,000 and other general legal services totaling approximately $7,000. Audit and accounting fees, including tax services increased by approximately $17,000 resulting from increased activity and complexity. Consulting fees were reduced by approximately $38,000 as a result of the absence of certain services.

During the year, the Company incurred interest expense of $360,209, an increase of $191,309 over the year ended December 31, 2017 amount of $168,900. The current year’s interest includes interest on the PACE credit facilities and term loan of $321,552, an increase of $169,908 over the prior year and interest on the obligations under capital leases of $19,537, an increase of $17,337. The primarily reason being the full year’s operation of the Company’s organic composting facility in 2018 versus only 107 days in 2017 and the increase in the interest rate on the PACE loans by 0.25% effective July 2018. In addition, the Company incurred interest expense on the loans from related parties totaling $19,120, an increase of $4,064 over the prior year, primarily as a result of the loans from the directors on April 11, 2018.

Rent and occupancy increased by $64,858, from $81,283 in the year ended December 31, 2017 to $146,141 for the year ended December 31, 2018, primarily due to the full year’s operation of the Company’s organic composting facility in 2018 versus 107 days in 2017, an increase of approximately $ 62,000.

Insurance expense decreased by $19,335, from $74,906 in the year ended December 31, 2017 to $55,571 in the year ended December 31, 2018, primarily due to a reduction in the premium for the Company’s directors’ and officers’ liability of approximately $18,000.

Office and administration expenses increased by $61,153, from $120,987 in the year ended December 31, 2017 to $182,140 for the year ended December 31, 2018, primarily due to the full year of operation for the Company’s organic composting facility. The increased expenses are approximately as noted: depreciation-$7,100; bank charges-$5,900; website and internet costs-$6,900; lab testing-$20,700; office wages and benefits-$13,700; state filings-$2,000; meals and entertainment-$8,600; utilities-$4,600, offset by a reduction is various other office expenses and supplies-$8,300.

Filing fees increased by $12,421, from $19,296 in the year ended December 31, 2017 to $31,717 for the year ended December 31, 2018, primarily due to the fees in connection with the application and annual charges for the Company’s listing on the OTCQB exchange.

Repairs and maintenance of $32,025 was incurred in the current year with no comparable amount in the prior year. The costs related primarily to repairs and maintenance to the facilities and other general maintenance for the Company’s organic composting facility totaling $30,550 and the balance for the Company’s main office premises in Toronto, Ontario, Canada.

Directors’ compensation increased by $47,978, from $27,110 in the year ended December 31, 2017 to $75,088 in the year ended December 31, 2018. The current year’s expense includes compensation in the form of common shares issued to a new director determined to be valued at $20,000 based on private placement pricing at the time, directors' fees of $52,000 and fees of $3,088 charged by the audit committee chairperson.

In the prior year, the Company incurred financing cost of $882,153 in connection with the PACE financing. No similar costs were incurred in the current year.

In the prior year, the Company made a contribution to the AWT Program in the amount of $71,017. No similar expenditures were incurred in the current year.

In addition, the Company recovered certain expenses in the prior year totaling $21,771 for operations and maintenance on the 2016 BioGrid Project, which was terminated in November 2016.

Critical Accounting Estimates and Assumptions

Use of estimates

The preparation of the Company’s consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future. The Company regularly evaluates estimates and assumptions. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. Areas involving significant estimates and assumptions include: the allowance for doubtful accounts, inventory valuation, useful lives of long-lived and intangible assets, valuation of asset acquisition, deferred income tax assets and related valuation allowance, accruals, environmental remediation costs and stock-based compensation. Actual results could differ from these estimates. These estimates are reviewed periodically and as adjustments become necessary, they are reported in earnings in the period in which they become available.

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

Liquidity and Capital Resources

As of December 31, 2018, the Company had a cash balance of $42,711 (2017-$126,117) and current debt obligations in the amount of $5,045,362 (2017-$2,659,636). As at December 31, 2018, the Company had a working capital deficit of $4,830,948 (2017-$2,238,911). The Company does not currently have sufficient funds to satisfy the current debt obligations. Should the Company’s creditors seek or demand payment, the Company does not have the resources to pay or satisfy any such claims currently.

The Company’s total assets at December 31, 2018 were $3,710,713 (2017-$4,432,413) and total current liabilities were $5,045,362 (2017-$2,659,636). Significant losses from operations have been incurred since inception and there is an accumulated deficit of $8,554,312 as of December 31, 2018 (2017-$4,660,296). Continuation as a going concern is dependent upon generating significant new revenue and generating external capital and securing debt to achieve profitable operations while maintaining current fixed expense levels.

To pay current debt obligations and to fund any future operations, the Company requires significant new funds, which the Company may not be able to obtain. In addition to the funds required to liquidate the $5,045,362 in current debt obligations, the Company estimates that approximately $18,000,000 must be raised to fund capital requirements and general corporate expenses for the next 12 months.

In the normal course of business, we are exposed to market risks, including changes in interest rates, certain commodity prices and Canadian currency rates. The Company does not use derivatives to manage these risks.

Interest Rate Exposure — Our exposure to market risk for changes in interest rates relates primarily to our financing activities. We have $3,727,778 ($4,161,435 CAD) of debt that is exposed to changes in market interest rates within the next 12 months. We currently estimate that a 100-basis point increase in the interest rates of our outstanding variable-rate debt obligations would increase our 2019 interest expense by approximately $37,000.

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

            Summary of Cash and Debt Obligations

The following is a summary of our cash and cash equivalents and debt balances as of December 31:

	2018	2017
Cash and cash equivalents	$42,711	$126,117
Debt:
Current portion	$3,727,778	$2,659,636
Long-term portion	-	2,493,115
Total debt	$3,727,778	$5,152,751

We use long-term borrowings in addition to the cash we are able to generate from operations as part of our overall financial strategy to support and grow our business. The components of our borrowings as of December 31, 2018 are described in note 10 to the Consolidated Financial Statements.

Changes in our outstanding debt balances from December 31, 2017 to December 31, 2018 were primarily attributable to (i) net debt borrowings of $(157,829) ($4,020,475) and (ii) the impacts of other non-cash changes in our debt balances due to foreign currency translation.

On March 7 and 8 of 2019, the Company entered into March 2019 SPAs with the March 2019 Investors pursuant to which each March 2019 Investor purchased the First Notes being in the amount of $275,000 each, and the remaining notes in the amount of $275,000 each, the Back-End Notes, and, together with the First Notes, the March 2019 Notes in the aggregate principal amount of $1,100,000, such principal and the interest thereon convertible into shares of the Company’s Common Stock at the March 2019 Investors’ option. Each First Note contained a $25,000 OID such that the purchase price of each First Note was $250,000. The First Notes were paid for by the March 2019 Investors upon the signing of the March 2019 SPAs. The Back-End Notes were initially paid for by the issuance of two offsetting $250,000 secured notes issued to the Company by the March 2019 Investors, the Investor Notes, provided that prior to conversion of the Investor Notes, the March 2019 Investors must have paid back the Investor Notes in cash.

Although the March 2019 SPAs are dated March 7, 2019 and March 8, 2019 each, a March 2019 Note Effective Date, they became effective upon the payment in cash of the purchase price by the March 2019 Investors. The purchase prices of $250,000 and $250,000 for the First Notes was paid in cash by the March 2019 Investors on March 11, 2019. After payment of transaction-related expenses, net proceeds to the Company from the First Notes totaled $456,000.

The maturity dates of the March 2019 Notes are March 7, 2020 and March 8, 2020. The March 2019 Notes shall bear interest at the March 2019 Notes Interest Rate, which interest shall be paid by the Company to the March 2019 Investors in Common Stock at any time the March 2019 Investors send a notice of conversion to the Company. The March 2019 Investors are entitled to, at their option, convert all or any amount of the principal face amount and any accrued but unpaid interest of the March 2019 Notes into Common Stock, at any time, at a conversion price for each share of Common Stock equal to 65% multiplied by the lowest trading price (as defined in the March 2019 Notes) of the Common Stock as reported on the National Quotations Bureau OTC Marketplace exchange upon which the Company’s shares are traded during the twenty (20) consecutive Trading Day period immediately preceding (i) the applicable March 2019 Note Effective Date; or (ii) the conversion date, the March 2019 Notes Variable Conversion Price.

On January 28, 2019, the January 2019 Notes Effective Date, the Company entered into the January 2019 SPAs with the January 2019 Investors pursuant to which the January 2019 Investors purchased the January 2019 Notes from the Company in the aggregate principal amount of $337,500, such principal and the interest thereon convertible into shares of the Company’s Common Stock at the January 2019 Investors’ option. After payment of transaction related expenses, net proceeds to the Company from the January 2019 Notes totaled $302,500 and were received on February 1 and 4 of 2019.

The maturity date of each January 2019 Note is January 28, 2020, the January 2019 Notes Maturity Dates. The January 2019 Notes shall bear interest at a rate of twelve percent (12%) per annum, the January 2019 Notes Interest Rate, which interest shall be paid by the Company to the January 2019 Investors in Common Stock at any time the January 2019 Investors send a notice of conversion to the Company. The January 2019 Investors are entitled to, at their option, convert all or any amount of the principal face amount and any accrued but unpaid interest of the January 2019 Notes into Common Stock, at any time, at a conversion price for each share of Common Stock equal to 65% multiplied by the lowest trading price (as defined in the Notes) of the Common Stock as reported on the National Quotations Bureau OTC Marketplace exchange upon which the Company’s shares are traded during the twenty (20) consecutive Trading Day period immediately preceding (i) the January 2019 Notes Effective Date; or (ii) the conversion date, the January 2019 Notes Variable Conversion Price.

On April 11, 2018, three directors each loaned the Company $19,928 ($25,000 CAD) for working capital purposes. The loans bear interest at the rate of 12% per annum, are due on demand and unsecured. There are no written agreements evidencing these loans. During the year, $4,772 ($6,510 CAD) of interest was charged on these loans. As at December 31, 2018, $4,772 ($6,510 CAD) (December 31, 2017-$nil; $nil CAD) in interest is included in accrued liabilities and the loans remain outstanding. Details of this borrowing is described in Note 12 to the Consolidated Financial Statements.

In addition, on April 3, 2018, Travellers provided the Company with a new loan in the amount of $159,420 ($200,000 CAD). The loan is due on demand is unsecured and bears interest at the rate of 12% annually. On April 4, 2018, a portion of the funds provided by Travellers, was used to pay the Company’s overdue monthly principal and interest instalments on the PACE corporate term loan which were due February 13 and March 13, 2018, in the amount of $110,777 ($151,128). At December 31, 2018, the outstanding balance with Travellers is $146,600 ($200,000 CAD) (2017-$15,942; $20,000 CAD). Details of this borrowing is also described in Note 12 to the Consolidated Financial Statements.

As of December 31, 2018, the current and long-term portions of our long-term debt balance and our obligations under capital lease were $3,808,887 ($5,196,299 CAD) and $207,599 ($283,218 CAD) respectively of $4,016,486 ($5,479,517 CAD) in total.

In addition, at December 31, 2018, the Company had an outstanding letter of credit prepared by PACE, in the amount of $202,917 ($276,831 CAD), in favor of the MOECC. The letter of credit is a requirement of the MOECC and is in connection with the financial assurance provided by the Company, for it to be in compliance with the MOECCs environmental objectives. The MOECC regularly evaluates the Company’s organic composting facility to ensure compliance is adhered to and the letter of credit is subject to change by the MOECC. As of December 31, 2018, and the date of this filing, the MOECC has not drawn on this letter of credit.

Summary of Cash Flow Activity

The following is a summary of our cash flows for the years ended December 31:

	2018	2017
Net cash used in operating activities (a)	$(631,979)	$(1,067,852)
Net cash used in investing activities (b)	$(1,543)	$(3,219,193)
Net cash provided by financing activities (c)	$594,058	$4,481,442

(a)	Net Cash Used in Operating Activities — The most significant items affecting the comparison of our operating cash flows in 2018 as compared with 2017 are summarized below:

.

Increase in Net Loss — Our loss from operations, excluding depreciation and amortization, increased by $1,379,431 in 2018, principally driven by higher management compensation, professional fees, interest expense and rent and occupancy, offset by higher sales and the absence of financing costs and the AWT Program.

•	Changes in Assets and Liabilities —Our net cash used in operating activities was impacted by changes in assets and liabilities.

(b)

Net Cash Used in Investing Activities — There were no significant items affecting the current investing cash flows, but improved significantly compared to 2017, primarily as a result of the absence of the purchase of long-lived assets of $3,053,274 (3,964,776 CAD), intangible assets of $140,697 ($182,700 CAD) and trade accounts receivable of $140,737 ($182,752 CAD).

(c)	Net Cash Provided by Financing Activities — The most significant items affecting the comparison of our financing cash flows for the periods presented are summarized below:

•

Debt Borrowings (Repayments) — In the current year, the Company did not incur any new net debt borrowings except for the advances of loans from related parties. The net borrowings in the current year were reduced by $60,782 ($78,723 CAD) compared to total new net borrowings in 2017 of $3,789,368 ($4,920,618). The Company also generated cash of $650,240 from the proceeds of private placements in 2018 compared to 2017 of $513,874, an increase of $136,366, all net of share issue costs. Furthermore, the Company received funds on subscriptions payable proceeds in the amount of $4,600 in 2018 compared to $178,200 in 2017, all net of share issue costs.

Refer to Notes 10, 11 and 12 to the Consolidated Financial Statements for additional information related to our long-term debt borrowings, obligations under capital lease and loans payable to related parties.

Summary of Contractual Obligations and Commitments

            The following table summarizes our contractual obligations as of December 31, 2018 and the anticipated effect of these obligations on our liquidity in future years:

	2019	2020	2021	2022	2023	Thereafter	Total
Contractual Obligations:

Long-term debt and obligations under capital lease (a)	$161,848	$172,987	$194,936	$3,486,715	$-	$-	$4,016,486

Consulting agreements (b)	277,074	-	-	-	-	-	277,074

Premises lease-Toronto office (b)	52,776	-	-	-	-	-	52,776
Land lease-Roslin, Ontario and road maintenance obligation (b)	33,718	33,718	33,718	33,718	33,718	285,870	454,460
Anticipated liquidity impact as of December 31, 2017	$525,416	$206,705	$228,654	$3,520,433	$33,718	$285,870	$4,800,796

(a)	These amounts represent the scheduled principal payments related to the Company’s long-term debt and scheduled payments on the obligations under capital lease, excluding interest.

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

As at December 31, 2018, the Company had a working capital deficit of $4,830,948 (December 31, 2017-$2,238,911), incurred a net loss of $3,894,016 (2017-$2,212,481) for the year and had an accumulated deficit of $8,554,312 (December 31, 2017-$4,660,296) and expects to incur further losses in the development of its business. These factors cast substantial doubt as to the Company’s ability to continue as a going concern, which is dependent upon its ability to obtain the necessary financing to further the development of its business, satisfy its obligations to PACE and upon achieving profitable operations. Management believes that the Company will be able to obtain the necessary funding by equity or debt; however, there is no assurance of funding being available or available on acceptable terms. Realization values may be substantially different from carrying values as shown.

The consolidated financial statements included below do not include any adjustments to reflect the future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result if the Company was unable to continue as a going concern.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases” (Topic 842). The standard requires lessees to recognize the assets and liabilities that arise from leases on the balance sheet. ASU 2016-02 requires the recognition on the balance sheet of a lease liability to make lease payments by lessees and a right-of-use asset representing its right to use the underlying asset for the lease term. The new guidance will also require significant additional disclosure about the amount, timing and uncertainty of cash flows from leases. The new guidance is effective for annual and interim reporting periods beginning after December 15, 2018 (January 1, 2019 for the Company). The amendments should be applied at the beginning of the earliest period presented using a modified retrospective approach with earlier application permitted as of the beginning of an interim or annual reporting period. In March 2018, the FASB approved a new, optional transition method that will give companies the option to use the effective date as the date of initial application on transition. The Company plans to elect this transition method, and as a result, the Company will not adjust the comparative financial information or make the new required lease disclosures for periods before the effective date. The Company anticipates the adoption of this new standard will result in a significant increase in lease-related assets and liabilities in the consolidated balance sheets. As the impact of this standard is non-cash in nature, the Company does not anticipate its adoption having an impact on the Company’s consolidated statements of cash flows. The Company currently estimates the impact of the adoption will result in the recognition of a right of use asset and a lease liability of approximately $228,000 ($311,000 CAD) as of January 1, 2019.

Further, in July 2018, the FASB issued ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements”. This ASU simplifies transition requirements and, for lessors, provides a practical expedient for the separation of non-lease components from lease components. Specifically, the ASU provides: (1) an optional transition method that entities can use when adopting ASC 842 and (2) a practical expedient that permits lessors to not separate non-lease components from the associated lease component if certain conditions are met. For entities that have not adopted Topic 842 before the issuance of this update, the effective date and transition requirements for the amendments in this update are the same as the effective date and transition requirements in update ASU No. 2016-02. For entities that have adopted Topic 842 before the issuance of this update, the transition and effective date of the amendments in this update are as follows: 1) The practical expedient may be elected either in the first reporting period following the issuance of this update or at the original effective date of Topic 842 for that entity. 2) The practical expedient may be applied either retrospectively or prospectively. All entities, including early adopters, that elect the practical expedient related to separating components of a contract in this update must apply the expedient, by class of underlying asset, to all existing lease transactions that qualify for the expedient at the date elected. The Company will adopt the new standard using the option adoption method and thereby not adjust comparable financial statements. The ASU will be adopted on January 1, 2019.

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

Recently Adopted Accounting Pronouncements

During the year ended December 31, 2018, the Company adopted the following significant accounting policies:

On January 1, 2018, the Company adopted accounting standards (“ASU”) update No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash”. The Company now includes restricted cash as part of cash and cash equivalents. The Company adopted this policy on a retrospective basis.

On January 1 2018, the Company adopted ASU No. 2014-09, Revenue from Contracts with Customers, which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers that supersedes most current revenue recognition guidance. The updated guidance, and subsequent clarifications, collectively referred to as accounting standards codification (“ASC”) 606, require an entity to recognize revenue when it transfers control of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. In addition, the guidance requires the disclosure of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The Company adopted this standard, utilizing the modified retrospective approach, with the cumulative effect of initially applying the new standard recognized in deficit. Accordingly, comparative prior period information has not been restated and continues to be reported under that accounting standard. The adoption of ASC 606 had no impact on the Company’s consolidated balance sheets as of January 1, 2018.

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

The adoption of this pronouncement had no impact on the Company’s consolidated balance sheets as of January 1, 2018.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 8. Financial Statements and Supplementary Data.

SUSGLOBAL ENERGY CORP.
CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2018 and 2017

(Expressed in United States Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of SusGlobal Energy Corp.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SusGlobal Energy Corp. (the "Company") as of December 31, 2018 and 2017, and the related consolidated statements of operations and comprehensive loss, stockholders' deficiency, and cash flows for each of the two years in the period ended December 31, 2018 and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2018 and 2017 and the consolidated results of its operations and its cash flows for the years ended December 31, 2018 and 2017, in conformity with accounting principles generally accepted in the United States of America.

The Company's Ability to Continue as a Going Concern

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

Toronto, Canada

April 1, 2019

SusGlobal Energy Corp.
Consolidated Balance Sheets
As at December 31, 2018 and 2017
(Expressed in United States Dollars)

	2018	2017
		(refer to note 19)
ASSETS
Current Assets
Cash and cash equivalents	$42,711	$126,117
Trade receivables	129,981	183,254
Government remittances receivable	-	3,671
Inventory	18,550	53,964
Prepaid expenses and deposits	23,172	53,719

Total Current Assets	214,414	420,725

Intangible Assets (note 7)	135,189	147,100

Long-lived Assets, net (note 8)	3,361,110	3,864,588
Total Assets	$3,710,713	$4,432,413

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities
Accounts payable (note 9)	$353,728	$408,173
Government remittances payable	35,169	-
Accrued liabilities (notes 9 and 12)	646,003	347,417
Current portion of long-term debt (note 10)	3,727,778	1,828,900
Current portion of obligations under capital lease (note 11)	81,109	59,204
Loans payable to related parties (note 12)	201,575	15,942

Total Current Liabilities	5,045,362	2,659,636

Long-Term Liabilities
Long-term debt (note 10)	-	2,332,535
Obligations under capital lease (note 11)	207,599	160,580
Total Long-term Liabilities	207,599	2,493,115
Total Liabilities	5,252,961	5,152,751
Stockholders’ Deficiency
Preferred stock, $.0001 par value, 10,000,000 authorized, none issued and outstanding
Common stock, $.0001 par value, 150,000,000 authorized, 40,299,531 (2017- 37,393,031) shares issued and outstanding (note 13)	4,031	3,740
Additional paid-in capital	5,754,260	3,576,111
Subscriptions payable	4,600	178,200
Stock compensation reserve	1,330,000	330,000
Accumulated deficit	(8,554,312)	(4,660,296)
Accumulated other comprehensive loss	(80,827)	(148,093)

Stockholders’ deficiency	(1,542,248)	(720,338)

Total Liabilities and Stockholders’ Deficiency	$3,710,713	$4,432,413

Going concern (note 2)
Commitments (note 15)

The accompanying notes are an integral part of these consolidated financial statements.

SusGlobal Energy Corp.
Consolidated Statements of Operations and Comprehensive Loss
For the years ended December 31, 2018 and 2017
(Expressed in United States Dollars)

	2018	2017
		(refer to note 19)
Revenue (note 9)	$1,000,106	$273,376

Cost of Sales
Opening inventory	53,964	-
Depreciation	387,622	92,592
Direct wages and benefits	174,778	83,307
Equipment rental, delivery and
Repairs and maintenance	134,277	165,082
Utilities	103,376	31,054
Outside contractors	33,127	74,185
	887,144	446,220
Less: closing inventory	(18,550)	(53,964)
Total cost of sales	868,594	392,256

Gross profit (loss)	131,512	(118,880)

Operating expenses
Management compensation-stock- based compensation (note 9)	2,330,000	330,000
Management compensation-fees (note 9)	338,180	166,342
Professional fees	474,457	283,488
Interest expense (notes 9, 10, 11 and 12)	360,209	168,900
Rent and occupancy (note 9)	146,141	81,283
Insurance	55,571	74,906
Office and administration (note 15)	182,140	120,987
Filing fees	31,717	19,296
Repairs and maintenance	32,025	-
Directors’ compensation	75,088	27,110
Financing costs	-	882,153
AWT Program	-	71,017
Operations and maintenance	-	(21,771)
Total operating expenses	4,025,528	2,203,711

Loss before other income	(3,894,016)	(2,322,591)
Other income-insurance proceeds and gain on collection of trade receivables	-	110,110
Loss before income taxes	(3,894,016)	(2,212,481)
Provision for income taxes (note 14)	-	-
Net Loss	(3,894,016)	(2,212,481)
Other comprehensive loss

Foreign exchange gain (loss)	67,266	(106,348)

Comprehensive loss	$(3,826,750)	$(2,318,829)

Net loss per share-basic and diluted	$(0.10)	$(0.06)

Weighted average number of common shares outstanding- basic and diluted	39,466,561	36,471,218

The accompanying notes are an integral part of these consolidated financial statements.

SusGlobal Energy Corp.
Consolidated Statements of Changes in Stockholders’ Deficiency
For the years ended December 31, 2018 and 2017
(Expressed in United States Dollars)

			Additional				Accumulated
	Number of	Common	Paid-	Share	Stock	Accumulated	Other	Stockholders’
	Shares	Shares	in Capital	Subscriptions	Compensation	Deficit	Comprehensive	Deficiency
				Payable	Reserve		Loss
Balance – Dec 31, 2016	34,128,910	$2,004,407	$-	$-	$-	$(2,447,815)	$(41,745)	$(485,153)
Shares issued to directors	40,000	11,600	-	-	-	-	-	11,600
Shares issued to employee	5,000	1,450	-	-	-	-	-	1,450
Shares issued for consulting services	15,000	4,950	-	-	-	-	-	4,950
Shares issued on exercise of offer to acquire shares	115,000	11,500	-	-	-	-	-	11,500
Shares issued to agents on financing	1,620,000	469,800	-	-	-	-	-	469,800
Shares issued on private placement, net of share issue costs	329,176	98,048	-	-	-	-	-	98,048
Reallocation between common shares and additional paid-in capital	-	(2,598,130)	2,598,130	-	-	-	-	-
Shares issued to directors	40,000	4	13,196	-	-	-	-	13,200
Shares issued as compensation for director nomination	20,000	2	6,598	-	-	-	-	6,600
Shares issued to employee	4,000	1	3,999	-	-	-	-	4,000
Shares issued for consulting services	20,000	2	19,998	-	-	-	-	20,000
Shares issued for private placement compensation	5,000	1	4,999	-	-	-	-	5,000
Shares issued on acquisition of assets	529,970	53	529,917	-	-	-	-	529,970
Shares issued on private placement, net of share issue costs	520,975	52	399,274	-	-	-	-	399,326
Stock compensation expensed on vesting of stock award	-	-	-	-	330,000	-	-	330,000
Proceeds received on shares yet to be issued	-	-	-	178,200	-	-	-	178,200
Other comprehensive loss	-	-	-	-	-	-	(106,348)	(106,348)
Net loss	-	-	-	-	-	(2,212,481)	-	(2,212,481)
Balance – December 31, 2017	37,393,031	3,740	3,576,111	178,200	330,000	(4,660,296)	(148,093)	(720,338)
Shares issued for proceeds previously received	190,000	19	178,181	(178,200)	-	-	-	-
Shares issued on vesting of 2017 stock award	2,000,000	200	1,329,800	-	(330,000)	-	-	1,000,000
Shares issued for private placement, net of share issue costs	696,500	70	650,170	-	-	-	-	650,240
Share issued to director	20,000	2	19,998	-	-	-	-	20,000
Stock compensation expensed on vesting of stock awards	-	-	-	-	1,330,000	-	-	1,330,000
Proceeds received for shares yet to be issued				4,600				4,600
Other comprehensive loss	-	-	-	-	-	-	67,266	67,266
Net loss	-	-	-	-	-	(3,894,016)	-	(3,894,016)
Balance-December 31, 2018	40,299,531	$4,031	$5,754,260	$4,600	$1,330,000	$(8,554,312)	$(80,827)	$(1,542,248)

The accompanying notes are an integral part of these consolidated financial statements.

SusGlobal Energy Corp.
Consolidated Statements of Cash Flows
For the years ended December 31, 2018 and 2017
(Expressed in United States Dollars)

	2018	2017
		(refer to note 19)
Cash flows from operating activities
Net loss	$(3,894,016)	$(2,212,481)
Adjustments for:
Depreciation	395,580	93,476
Amortization of intangible asset	200	200
Non-cash financing fees costs and professional fees	-	501,350
Stock-based compensation	2,350,000	360,250
Interest capitalized	53,540	-
Changes in non-cash working capital:	-	-
Trade receivables	40,591	(26,873)
Government remittances receivable	3,556	13,085
Inventory	32,732	(52,136)
Prepaid expenses and deposits	27,627	6,856
Accounts payable	(22,775)	91,811
Government remittances payable	37,045	-
Accrued liabilities	343,941	156,610
Net cash used in operating activities	(631,979)	(1,067,852)

Cash flows from investing activities
Disposal of term deposit	-	154,020
Purchase of trade receivables	-	(140,737)
Purchase of deposit	-	(38,505)
Purchase of intangible assets	-	(140,697)
Purchase of long-lives assets	(1,543)	(3,053,274)
Net cash used in investing activities	(1,543)	(3,219,193)

Cash flows from financing activities
Advances of long-term debt	-	4,580,564
Repayment of long-term debt	(157,829)	(560,089)
Repayments of obligations under capital lease	(99,839)	(21,640)
Advances of loans payable to related parties	212,328	38,505
Repayments of loans payable to related parties	(15,442)	(247,972)
Private placement proceeds (net of share issue costs)	650,240	513,874
Subscription payable proceeds (net of shares issue costs)	4,600	178,200
Net cash provided by financing activities	594,058	4,481,442

Effect of exchange rate on cash	(43,942)	(70,054)
(Decrease) increase in cash	(83,406)	124,343
Cash and cash equivalents-beginning of year	126,117	1,774

Cash and cash equivalents-end of year	$42,711	$126,117

Supplemental Cash Flow Disclosures:

Interest paid	$286,434	$134,936
Income taxes paid	-	-

(i)	Refer to notes 10 and 11, long-term debts and obligations under capital lease, for details on the non-cash purchase of certain long-lived assets.
(ii)	Refer to note 13, capital stock, for details on the issuance of capital stock for the purchase of long-lived certain assets.

The accompanying notes are an integral part of these consolidated financial statements.

SusGlobal Energy Corp.
Notes to the Consolidated Financial Statements
December 31, 2018 and 2017
(Expressed in United States Dollars)

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

These consolidated financial statements of SusGlobal and its wholly-owned subsidiaries, SusGlobal Energy Canada Corp., SusGlobal Energy Canada I Ltd. (“SGECI”) and SusGlobal Energy Belleville Ltd. (together, the “Company”), have been prepared following generally accepted accounting principles in the United States (“US GAAP”) for annual financial information and the Securities Exchange Commission (“SEC”) instructions to Form 10-K and Article 8 of SEC Regulation S-X, and are expressed in United States Dollars. The Company’s functional currency is the Canadian Dollar (“CAD”). In the opinion of management, all adjustments necessary for a fair presentation have been included.

2. Going Concern

The consolidated financial statements have been prepared in accordance with US GAAP, which assumes that the Company will be able to meet its obligations and continue its operations for the next twelve months.

As at December 31, 2018, the Company had a working capital deficit of $4,830,948 (2017-$2,238,911), incurred a net loss of $3,894,016 (2017-$2,212,481) for the year and had an accumulated deficit of $8,554,312 (December 31, 2017-$4,660,296) and expects to incur further losses in the development of its business. These factors cast substantial doubt as to the Company’s ability to continue as a going concern, which is dependent upon its ability to obtain the necessary financing to further the development of its business, satisfy its obligations to PACE Savings & Credit Union Limited (“PACE”) and upon achieving profitable operations. There is no assurance of funding being available or available on acceptable terms. Realization values may be substantially different from carrying values as shown.

These consolidated financial statements do not include any adjustments to reflect the future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result if the Company was unable to continue as a going concern.

SusGlobal Energy Corp.
Notes to the Consolidated Financial Statements
December 31, 2018 and 2017
(Expressed in United States Dollars)

3. Recently Adopted Accounting Pronouncements

On January 1, 2018, the Company adopted accounting standards (“ASU”) update No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash”. The Company now includes restricted cash as part of cash and cash equivalents. The Company adopted this policy on a retrospective basis.

On January 1, 2018, the Company adopted ASU No. 2014-09, Revenue from Contracts with Customers, which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers that supersedes most current revenue recognition guidance. The updated guidance, and subsequent clarifications, collectively referred to as accounting standards codification (“ASC”) 606, require an entity to recognize revenue when it transfers control of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. In addition, the guidance requires the disclosure of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The Company adopted this standard, utilizing the modified retrospective approach, with the cumulative effect of initially applying the new standard recognized in deficit. Accordingly, comparative prior period information has not been restated and continues to be reported under that accounting standard. The adoption of ASC 606 had no impact on the Company’s consolidated balance sheet as of January 1, 2018.

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

The adoption of this pronouncement had no impact on the Company’s consolidated balance sheet as of January 1, 2018.

4. Significant Accounting Policies

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

SusGlobal Energy Corp.
Notes to the Consolidated Financial Statements
December 31, 2018 and 2017
(Expressed in United States Dollars)

4. Significant Accounting Policies, (continued)

c)     Use of estimates

The preparation of the Company’s consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future. The Company regularly evaluates estimates and assumptions. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. Areas involving significant estimates and assumptions include: the allowance for doubtful accounts, inventory valuation, useful lives of long-lived and intangible assets, valuation of asset acquisition, accruals, deferred income tax assets and related valuation allowance, environmental remediation costs and stock-based compensation. Actual results could differ from these estimates. These estimates are reviewed periodically and as adjustments become necessary, they are reported in earnings in the period in which they become available.

d)     Cash and cash equivalents

Cash and cash equivalents consist of deposits held in financial institutions and liquid investments with original maturities of three months or less at the time of purchase. There were no cash equivalents on December 31, 2018 and 2017.

e)     Trade receivables

Trade receivables, which are recorded when billed and when services are performed, are claims against third parties that will be settled in cash. The carrying value of trade receivables, net of an allowance for doubtful accounts, represents the estimated realizable value. An estimate of allowance for doubtful accounts is based on historical trends; type of customer, such as commercial or municipal; the age of outstanding trade receivables; and existing economic conditions. If events or changes in circumstances indicate that specific trade receivable balances may be impaired, further consideration is given to the collectability of those balances and the allowance is adjusted accordingly. Past-due trade receivable balances are written off when internal collection efforts have been unsuccessful.

SusGlobal Energy Corp.
Notes to the Consolidated Financial Statements
December 31, 2018 and 2017
(Expressed in United States Dollars)

4. Significant Accounting Policies, (continued)

f)      Fair value of financial instruments

The Company measures the fair value of financial assets and liabilities based on ASC 820 “Fair Value Measurements and Disclosures” (“ASC 820”), which determines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

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

The carrying amounts of the Company’s financial instruments, such as cash and cash equivalents, trade receivables, accounts payable and accrued liabilities and other current liabilities approximates fair value due to the short-term nature of these instruments. The carrying amount of long-term debt, obligations under capital lease and loans payable to related parties also approximates fair value due to their market interest rate.

g)     Inventory

Inventory, which consists of screened organic compost, is stated at the lower of cost and net realizable value, with net realizable value represented by the selling price. Cost is represented by production cost, which includes equipment rental, delivery, repairs and maintenance, direct wages and benefits, outside contractors and manufacturing overhead. Inventory quantities on hand are reviewed on a weekly basis and typically, there is no need to record provisions for excess or obsolete inventory as the inventory has a long shelf life. The inventory is stored outdoors and accumulated in piles.

h)      Intangible assets

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

i)     Long-lived assets

Long-lived assets are stated at cost. Equipment awaiting installation on site is not depreciated until it is commissioned. Depreciation is based on the estimated useful life of the asset and depreciated annually on a straight-line basis at the following annual rates:

SusGlobal Energy Corp.
Notes to the Consolidated Financial Statements
December 31, 2018 and 2017
(Expressed in United States Dollars)

4. Significant Accounting Policies, (continued)

Category	Rate
Computer equipment	30%
Computer software	50%
Officer trailer	30%
Signage	20%
Machinery and equipment, including under capital lease	30%
Automotive equipment	20%
Composting buildings	6%
Gore cover system	10%
Driveway and paving	8%

Composting buildings-over the term of the lease, which expires March 31, 2034

j)     Impairment of long-lived assets

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

k)     Debt issuance costs

Debt issuance costs related to a recognized debt liability are presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability.

l)     Environmental remediation costs

The Company accrues for costs associated with environmental remediation and clean-up obligations when such costs are probable and reasonably estimable. Such accruals are adjusted as further information develops or circumstances change.

m)      Income taxes

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

SusGlobal Energy Corp.
Notes to the Consolidated Financial Statements
December 31, 2018 and 2017
(Expressed in United States Dollars)

4. Significant Accounting Policies, (continued)

n)     Revenue recognition

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

o)     Loss per share

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

p)     Stock-based compensation

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

q)     Comprehensive Loss

 The Company accounts for comprehensive loss in accordance with ASC 220, “Comprehensive Income,” which establishes standards for reporting and presentation of comprehensive loss and its components. Comprehensive loss is presented in the consolidated statements of stockholders’ deficiency and consists of net loss and foreign currency translation adjustments.

r)     Foreign currency translation

The functional currency of the Company is Canadian dollars (the “CAD”). Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities are translated using the historical rate on the date of the transaction. All exchange gains or losses arising from translation of these foreign currency transactions are included in net income (loss) for the year. In translating the financial statements of the Company’s Canadian subsidiaries from their functional currency into the Company’s reporting currency of United States dollars (the “USD”), balance sheet accounts are translated using the closing exchange rate in effect at the balance sheet date and income and expense accounts are translated using an average exchange rate prevailing during the reporting period. Adjustments resulting from the translation, if any, are included in cumulative other comprehensive income (loss) in stockholders’ deficiency. The Company has not, to the date of these consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

SusGlobal Energy Corp.
Notes to the Consolidated Financial Statements
December 31, 2018 and 2017
(Expressed in United States Dollars)

5. Recent Accounting Pronouncements

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases” (Topic 842). The standard requires lessees to recognize the assets and liabilities that arise from leases on the balance sheet. ASU 2016-02 requires the recognition on the balance sheet of a lease liability to make lease payments by lessees and a right-of-use asset representing its right to use the underlying asset for the lease term. The new guidance will also require significant additional disclosure about the amount, timing and uncertainty of cash flows from leases. The new guidance is effective for annual and interim reporting periods beginning after December 15, 2018 (January 1, 2019 for the Company). The amendments should be applied at the beginning of the earliest period presented using a modified retrospective approach with earlier application permitted as of the beginning of an interim or annual reporting period. In March 2018, the FASB approved a new, optional transition method that will give companies the option to use the effective date as the date of initial application on transition. The Company plans to elect this transition method, and as a result, the Company will not adjust the comparative financial information or make the new required lease disclosures for periods before the effective date. The Company anticipates the adoption of this new standard will result in a significant increase in lease-related assets and liabilities in the consolidated balance sheets. As the impact of this standard is non-cash in nature, the Company does not anticipate its adoption having an impact on the Company’s consolidated statements of cash flows. The Company currently estimates the impact of the adoption will result in the recognition of a right of use asset and a lease liability of approximately $228,000 ($311,000 CAD) as of January 1, 2019.

Further, in July 2018, the FASB issued ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements”. This ASU simplifies transition requirements and, for lessors, provides a practical expedient for the separation of non-lease components from lease components. Specifically, the ASU provides: (1) an optional transition method that entities can use when adopting ASC 842 and (2) a practical expedient that permits lessors to not separate non-lease components from the associated lease component if certain conditions are met. For entities that have not adopted Topic 842 before the issuance of this update, the effective date and transition requirements for the amendments in this update are the same as the effective date and transition requirements in update ASU No. 2016-02. For entities that have adopted Topic 842 before the issuance of this update, the transition and effective date of the amendments in this update are as follows: 1) The practical expedient may be elected either in the first reporting period following the issuance of this update or at the original effective date of Topic 842 for that entity. 2) The practical expedient may be applied either retrospectively or prospectively. All entities, including early adopters, that elect the practical expedient related to separating components of a contract in this update must apply the expedient, by class of underlying asset, to all existing lease transactions that qualify for the expedient at the date elected. The Company will adopt the new standard using the option adoption method and thereby not adjust comparable financial statements.

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

SusGlobal Energy Corp.
Notes to the Consolidated Financial Statements
December 31, 2018 and 2017
(Expressed in United States Dollars)

6. Financial Instruments

The carrying value of cash and cash equivalents, trade receivables, accounts payable and accrued liabilities approximated their fair values as of December 31, 2018 and 2017 due to their short-term nature. The carrying value of the long-term debt, obligations under capital lease and loans payable to related parties approximated their fair values due to their market interest rates.

Interest, Credit and Concentration Risk

In the opinion of management, the Company is exposed to significant interest rate risk on its long-term debt of $3,727,778 ($5,085,645 CAD) (2017-$4,161,435; $5,220,719 CAD). As at December 31, 2018, the Company is exposed to concentration risk as it had five customers (2017-five customers) representing greater than 5% of total trade receivables and five customers (2017-four customers) represented 90% (2017-91%) of trade receivables. The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue. These customers accounted for 69% (22%, 23% and 24%) (2017-88%; 10%, 10%, 31% 37%) of total revenue.

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

Currency Risk

Although the Company’s functional currency is the CAD, the Company realizes a portion of its expenses in USD. Consequently, certain assets and liabilities are exposed to foreign currency fluctuations. As at December 31, 2018, $68,393 (2017-$6,057) of the Company’s net monetary liabilities were denominated in USD. The Company has not entered into any hedging transactions to reduce the exposure to currency risk.

SusGlobal Energy Corp.
Notes to the Consolidated Financial Statements
December 31, 2018 and 2017
(Expressed in United States Dollars)

7. Intangible Assets

	2018	2017
Technology license (net of accumulated amortization of $731 (2017- $531))	$1,270	$1,470
Environmental compliance approvals-indefinite life- $182,700 CAD	133,919	145,630
	$135,189	$147,100

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

On September 15, 2017, the Company acquired the environmental approvals on the purchase of certain assets of Astoria Organic Matters Ltd., and Astoria Organic Matters Canada LP (“Astoria”) from BDO Canada Limited (“BDO”) under the asset purchase agreement (“APA”).

8. Long-lived Assets, net

		2018		2017
	Cost	Accumulated	Net book value	Net book value
		depreciation
Composting buildings	$2,155,572	$167,428	$1,988,144	$2,302,651
Gore cover system	859,076	110,964	748,112	906,953
Driveway and paving	339,746	35,107	304,639	360,835
Machinery and equipment	44,713	17,052	27,661	44,667
Equipment under capital lease	404,088	123,765	280,323	229,561
Office trailer	6,231	2,414	3,817	6,182
Computer equipment	6,478	3,292	3,186	3,368
Computer software	6,744	4,355	2,389	6,264
Automotive equipment	1,466	513	953	1,514
Signage	2,488	602	1,886	2,593
	$3,826,602	$465,492	$3,361,110	$3,864,588

Included above are certain assets of Astoria acquired from BDO under the APA, which closed on September 15, 2017. The purchase price for the purchased assets, described as an organic composting facility, including composting buildings, Gore cover system, driveway and paving, certain machinery and equipment, an office trailer, certain computer equipment and computer software consisted of cash of $2,871,381 ($3,917,300 CAD) and 529,970 restricted common shares of the Company, determined to be valued at $529,970 ($700,000 CAD), based on private placement pricing at the time. In addition, legal costs in connection with acquiring the assets of $21,442 ($29,253 CAD), are included in the cost of the composting buildings. The purchase price was allocated to the assets acquired based on their estimated relative fair value as at the date the assets were acquired.

SusGlobal Energy Corp.
Notes to the Consolidated Financial Statements
December 31, 2018 and 2017
(Expressed in United States Dollars)

9. Related Party Transactions

During the year, the Company incurred $138,978 ($180,000 CAD) (2017-$46,206; $60,000 CAD) in management fees expense with Travellers International Inc. (“Travellers”), an Ontario company controlled by a director and president of the Company (the “President”); $138,978 ($180,000 CAD) (2017-$46,206; $60,000 CAD) in management fees expense with Landfill Gas Canada Ltd. (“LFGC”), an Ontario company controlled by a director and chief executive officer of the Company (the “CEO”); $50,959 ($66,000 CAD) (2017-$36,965; $48,000 CAD) in management fees expense with the Company’s chief financial officer (the “CFO”); and $9,265 ($12,000 CAD) (2017-$36,965; $48,000 CAD) in management fees expense with the Company’s vice-president of corporate development (the “VPCD”). As at December 31, 2018, unpaid remuneration and unpaid expenses in the amount of $48,691 ($66,426 CAD) (2017-$111,426; $139,789 CAD) is included in accounts payable and $184,714 ($251,997 CAD) (2017-$102,935; $129,137 CAD) is included in accrued liabilities.

In addition, during the year, the Company incurred interest expense of $14,094 ($18,254 CAD) (2017-$15,056; $19,550 CAD) on the outstanding loans from Travellers and $4,772 ($6,510 CAD) (2017-$nil; $nil CAD) on the outstanding loans from the directors. As at December 31, 2018, interest of $17,882 ($24,395 CAD) (December 31, 2017-$22,120; $27,750 CAD) on these loans is included in accrued liabilities.

During the year, the Company incurred $66,068 ($85,569 CAD) (2017-$63,223; $82,097 CAD) in rent paid under a rental agreement to Haute Inc. (“Haute”), an Ontario company controlled by the President.

During the year, the Company sold $15,515 ($20,095 CAD) of compost product to LFGC.

For those independent directors providing their services throughout the year, the Company accrued directors' compensation totaling $52,000, based on the issuance of 20,000 common stock of the Company in 2019 to each of the four directors. This compensation was priced based on the trading price of the shares at the close of business on March 28, 2019.

Furthermore, the Company granted the CEO 3,000,000 restricted stock units (“RSU”), under a consulting agreement effective January 1, 2017, determined to be valued at $990,000 based on private placement pricing at the time. On January 1, 2018, 1,000,000 RSUs were exchanged into 1,000,000 common stock. The RSUs for the remaining two installments are expected to vest annually on January 1, 2019 and 2020, subject to meeting certain performance objectives. On May 17, 2018, at a meeting of the board of directors (the “Board”), approved an amendment to the President’s consulting agreement, to include the granting of 3,000,000 RSUs to the President, determined to be valued at $3,000,000, based on private placement pricing at the time, on the same terms and conditions as those granted to the CEO. Effective May 17, 2018, 1,000,000 RSUs were exchanged into 1,000,000 common stock. Based on private placement pricing at the time, the common stock issued to the President in exchange for the RSUs, was determined to be valued at $1,000,000, presented as management compensation expense.

The Company also recognized management compensation expense of $1,330,000 (2017-$330,000 on the award to the CEO) on the awards to the President and the CEO, who met their performance objectives in 2018.

SusGlobal Energy Corp.
Notes to the Consolidated Financial Statements
December 31, 2018 and 2017
(Expressed in United States Dollars)

10. Long-Term Debt

	Credit	Credit	Credit	Corporate	2018	2017
	Facility	Facility	Facility	Term	Total	Total
				Loan
	(a)	(b)	(c)	(d)
Long-Term Debt	$745,897	$417,137	$36,344	$2,528,400	$3,727,778	$4,161,435
Current portion	(745,897)	(417,137)	(36,344)	(2,528,400)	(3,727,778)	(1,828,900)
Long-term Debt	$-	$-	$-	$-	$-	$2,332,535

The presentation above is based on the due on demand terms of the long-term debt.

(a)

The credit facility bears interest at the PACE base rate of 7.00% plus 1.25% per annum, currently 8.25%. The credit facility is due on demand, but until a demand is made, is payable in monthly blended installments of principal and interest of $6,424 ($8,764 CAD), and matures on September 2, 2022. The first and only advance on the credit facility on February 2, 2017, in the amount of $1,172,800 ($1,600,000), is secured by a business loan general security agreement, a $1,172,800 ($1,600,000 CAD) personal guarantee from the President and a charge against the Company’s premises lease. Also pledged as security are the shares of the wholly-owned subsidiaries, a pledge of 3,300,000 of the Company’s shares held by LFGC, 500,000 of the Company’s shares held by the CFO, 2,000,000 of the Company’s shares held by a director’s company and a limited recourse guarantee by each of these parties. The credit facility is fully open for prepayment at any time without notice or bonus.

(b)

The credit facility advanced on June 15, 2017, in the amount of $439,800 ($600,000 CAD), bears interest at the PACE base rate of 7.00% plus 1.25% per annum, currently 8.25%. The credit facility is due on demand, but until a demand is made, is payable in monthly blended installments of principal and interest of $3,592 ($4,901 CAD), and matures on September 2, 2022. The credit facility is secured by a variable rate business loan agreement on the same terms, conditions and security as noted above.

(c)

The credit facility advanced on August 4, 2017, in the amount of $36,650 ($50,000 CAD), bears interest at the PACE base rate of 7.00% plus 1.25% per annum, currently 8.25%. The credit facility is due on demand, but until a demand is made, is payable in monthly blended installments of principal and interest of $313 ($427 CAD), and matures on September 4, 2022. The credit facility is secured by a variable rate business loan agreement on the same terms, conditions and security as noted above.

(d)

The corporate term loan advanced on September 13, 2017, in the amount of $2,729,800 ($3,724,147 CAD), bears interest at the PACE base rate of 7.00% plus 1.25% per annum, currently 8.25%. The corporate term loan is due on demand, but until a demand is made, is payable in monthly blended installments of principal and interest of $21,778 ($29,711 CAD), and matures on September 13, 2022. The corporate term loan is secured by a business loan general security agreement representing a floating charge over the assets and undertakings of the Company, a first priority charge under a registered debenture and a lien registered under the Personal Property Security Act in the amount of $2,932,717 ($4,000,978 CAD) against the assets including inventory, accounts receivable and equipment. The corporate term loan also included an assignment of existing contracts included under the APA.

The shares of the wholly-owned subsidiaries and those shares held by the companies and the CFO noted under (a) above, also represent security for the corporate term loan.

Repayments based on the terms of the long-term debt are as follows:

In the year ending December 31, 2019	$80,739
In the year ending December 31, 2020	86,825
In the year ending December 31, 2021	95,139
In the year ending December 31, 2022	3,465,075
Total	$3,727,778

During the year, $321,552 ($416,464 CAD) (2017-$151,644; $196,915 CAD) in interest was charged.

SusGlobal Energy Corp.
Notes to the Consolidated Financial Statements
December 31, 2018 and 2017
(Expressed in United States Dollars)

11. Obligations under Capital Lease

			2018	2017
	(a)	(b)	Total	Total
Obligations under Capital Lease	$147,667	$141,041	$288,708	$219,784
Less: current portion	(43,723)	(37,386)	(81,109)	(59,204)
Obligations under Capital Lease	$103,944	$103,655	$207,599	$160,580

(a)

The lease agreement for certain equipment for the Company’s organic composting facility at a cost of $210,114 ($286,650 CAD), is payable in monthly blended installments of principal and interest of $4,281 ($5,840 CAD), plus applicable harmonized sales taxes and an option to purchase the equipment for a final payment of $20,964 ($28,600 CAD), plus applicable harmonized sales taxes on October 31, 2021. The lease agreement bears interest at the rate of 5.982% annually, compounded monthly, due September 30, 2021.

(b)

The lease for certain equipment for the Company’s organic composting facility at a cost of $181,381 ($247,450 CAD), is payable in monthly blended installments of principal and interest of $3,751 ($5,118 CAD), plus applicable harmonized sales taxes for a period of forty-six months plus the first two monthly blended installments of $7,330 ($10,000 CAD) plus applicable harmonized sales taxes and an option to purchase the equipment for a final payment of $ 18,090 ($24,680 CAD) plus applicable harmonized sales taxes on February 27, 2022. The leasing agreement bears interest at the rate of 6.15% annually, compounded monthly, due January 27, 2022.

The lease liabilities are secured by the equipment under capital lease as described in note 8.

Minimum lease payments are as follows:

In the year ending December 31, 2019	$96,388
In the year ending December 31, 2020	96,388
In the year ending December 31, 2021	104,509
In the year ending December 31, 2022	21,842
319,127
Less: imputed interest	(30,419)
Total	$288,708

During the year, $19,537 ($25,304 CAD) (2017-$2,200; $2,857 CAD) in interest was charged.

SusGlobal Energy Corp.
Notes to the Consolidated Financial Statements
December 31, 2018 and 2017
(Expressed in United States Dollars)

12. Loans Payable to Related Parties

	2018	2017

Travellers International Inc.	$146,600	$15,942
Directors	54,975	-
	$201,575	$15,942

Loan payable in the amount of $146,600 ($200,000 CAD) (2017-$15,942; $20,000 CAD), owing to Travellers and bearing interest at the rate of 12% per annum, is due on demand and unsecured. As at December 31, 2018, $13,110 ($17,885 CAD) (2017-$22,120; $27,750 CAD) in interest is included in accrued liabilities.

During the year, three directors each loaned the Company $18,325 ($25,000 CAD). The loans bear interest at the rate of 12% per annum, are due on demand and unsecured. As at December 31, 2018, $4,772 ($6,510 CAD) (December 31, 2017-$nil; $nil CAD) in interest is included in accrued liabilities.

During the year, $19,120 ($24,764 CAD) (2017-$15,056; $19,550 CAD) in interest was charged on the loans payable and any repaid loans during the year to related parties.

13. Capital Stock

As at December 31, 2018, the Company had 150,000,000 of common shares authorized with a par value of $.0001 per share and 40,299,531 (2017-37,393,031) common shares issued and outstanding.

During the year, the Company raised $650,240 (2017-$497,374) cash on a private placement, net of share issue costs of $46,260 (2017-$48,100), on the issuance of 696,500 (December 31, 2017-850,151) common shares of the Company. In addition, during the year, the Company issued 190,000 common shares of the Company, in regard to the $178,200 cash received from a private placement prior to December 31, 2017, net of share issue costs of $11,800 and received cash on a private placement prior to December 31, 2018 of $4,600, net of share issue costs of $400. In addition, on November 22, 2018, the Company issued 20,000 common shares of the Company to a new director, determined to be valued at $20,000, based on private placement pricing at the time. The service provided by the director is disclosed under directors’ compensation in the consolidated statements of operations and comprehensive loss.

During the prior year, on January 5, 2017 and January 30, 2017, the Company issued, in total, 1,620,000 common shares of the Company, determined to be valued at $469,800, based on private placement pricing at the time, to agents for their services in assisting in establishing the first credit facility with PACE. On each of January 30, 2017 and June 8, 2017, the Company issued a total of 40,000 common shares to two new directors, determined to be valued at $11,600 and $13,200 respectively, based on private placement pricing at the time. The services provided by the directors were disclosed under directors’ compensation in the consolidated statements of operations and comprehensive loss. On February 6, 2017, the Company issued 5,000 common shares and on August 23, 2017, the Company issued 4,000 common shares to a current employee for services and a new employee as an incentive to join the Company, respectively, determined to be valued at $1,450 and $4,000, respectively, based on private placement pricing at the time and disclosed under office and administration in the consolidated statements of operations and comprehensive loss. On May 9, 2017, the Company issued 15,000 common shares, on June 8, 2017, another 20,000 common shares and then on August 23, 2017, a further 20,000 common shares to consultants for their services, determined to be valued at $4,950, $6,600 and $20,000 respectively, based on private placement pricing at the time. These services were disclosed under professional fees in the consolidated statements of operations and comprehensive loss. On May 9, 2017, the Company issued 115,000 common shares on the exercise of the offer to acquire common shares at a price of $0.10 per common share by the VPCD. On September 5, 2017, the Company issued 5,000 common shares as compensation for a private placement, determined to be valued at $5,000 based on private placement pricing at the time. In addition, on September 11, 2017, the Company issued 529,970 common shares on the acquisition of assets, determined to be valued at $529,970 ($700,000 CAD), based on private placement pricing at the time (see note 8).

SusGlobal Energy Corp.
Notes to the Consolidated Financial Statements
December 31, 2018 and 2017
(Expressed in United States Dollars)

13. Capital Stock (continued)

All non-cash transactions were valued based on the proceeds of a private placement at the time.

The Company also granted the CEO 3,000,000 RSUs under a new consulting agreement effective January 1, 2017. The RSUs are expected to vest in three equal installments annually on January 1, 2018, 2019 and 2020. On January 1, 2018, the Company issued 1,000,000 common shares in exchange for 1,000,000 RSUs to the CEO. In addition, on May 17, 2018, at a meeting of the Board, the Board approved an amendment to the President’s consulting agreement, to include the granting of 3,000,000 RSUs to the President, determined to be valued at $3,000,000, based on private placement pricing at the time, on the same terms and conditions as those granted to the CEO. Effective May 17, 2018, 1,000,000 RSUs were exchanged into 1,000,000 common stock. Based on private placement pricing at the time, the common stock issued in exchange for the RSUs, was determined to be valued at $1,000,000. During the year, management compensation expense of $2,330,000, relating to the issuance of the 1,000,000 common shares of the Company and the vesting of the 2,000,000 RSUs to the President and the CEO was disclosed in the consolidated statements of operations and comprehensive loss presented as management compensation expense.

14. Income Taxes

The Company’s income tax provision has been calculated as follows:

	2018	2017
Loss before income taxes	$(3,894,016)	$(2,212,481)
Expected income tax recovery at the statutory rate of 21% (2017-26.5%)	(817,743)	(774,368)
Foreign tax rate differences	(213,459)	188,061
Foreign exchange effect on deferred tax assets	51,968	(6,577)
Permanent differences	637,593	104,173
Change in valuation allowance	341,641	488,711
Provision for income taxes	$-	$-

Deferred tax assets and liabilities

The tax effects of temporary differences that give rise to significant components of the deferred income tax assets and deferred income tax liabilities are presented below:

	2018	2017
Net operating loss carry forwards	$1,157,180	$686,863
Financing costs	143,260	209,074
Depreciable and amortizable assets	(141,159)	(78.297)
Total gross deferred income tax assets	1,159,281	817,640
Less: valuation allowance	(1,159,281)	(817,640)
Total deferred income tax assets	$-	$-

As at December 31, 2018 and 2017, the valuation allowance was due to the history of losses generated. The valuation allowance is reviewed periodically and if the assessment of the more likely than not criteria changes, the valuation allowance is adjusted accordingly.

SusGlobal Energy Corp.
Notes to the Consolidated Financial Statements
December 31, 2018 and 2017
(Expressed in United States Dollars)

14. Income Taxes, (continued)

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company computes tax asset benefits for net operating losses (“NOL”) carried forward.

The Company has US NOL available for carryforward of $294,428 ($401,675 CAD) (2017-$78,903; $98,988 CAD) a portion of which, $78,903, expires in the year 2037 and the balance indefinitely and Canadian NOL available for carryforward of $4,366,717 ($5,957,322 CAD) (2017-$2,513,031; $3,152,717 CAD CAD) which expire in the years 2026 through 2038.

In addition, the Company has capital losses carried forward totaling $102,619 ($139,999 CAD). These losses can be carried forward indefinitely and can be used only against capital gains in Canada.

15. Commitments

a)

Effective January 1, 2017, new consulting agreements were finalized for the services of the President and for the CEO. The consulting agreements are for a period of three years, commencing January 1, 2017. For each of these two executive officers, the monthly fees are as follows: $3,665 ($5,000 CAD) for 2017 and $10,995 ($15,000 CAD) for 2018 and 2019. In addition, the CEO was granted 3,000,000 RSUs on January 1, 2017. On January 1, 2018, 1,000,000 RSUs were exchanged into 1,000,000 common stock. The RSUs of the remaining two installments are to vest annually on January 1, 2019 and 2020, respectively, upon meeting certain performance objectives. On May 17, 2018, the President’s consulting agreement was amended by the Board to add the granting of 3,000,000 RSUs, on the same terms and conditions as those of the CEO. On this date, the President was issued 1,000,000 common stock on the exchange of 1,000,000 RSUs. The future minimum commitment under these consulting agreements, is as follows:

For the year ending December 31, 2019	$263,880

b)

Effective January 1, 2017, the Company entered into a new three-year premises lease agreement with Haute at a monthly amount of $2,932 ($4,000 CAD) for 2017, $ 3,665 ($5,000 CAD) for 2018 and $4,398 ($6,000 CAD) for 2019. The Company is also responsible for all expenses and outlays in connection with its occupancy of the leased premises, including, but not limited to utilities, realty taxes and maintenance. The future minimum commitment under this premises lease agreement is as follows:

For the year ending December 31, 2019	$52,776

c)

The Company was assigned the land lease on the purchase of certain assets of Astoria. The land lease, which comprises 13.88 acres in Roslin, Ontario, Canada, has a term expiring March 31, 2034. The basic monthly rent on the net lease is $2,199 ($3,000 CAD) and is subject to adjustment based on the consumer price index as published by Statistics Canada (“CPI”). To date, no adjustment for CPI has been charged by the landlord. The Company is also responsible for any property taxes, maintenance, insurance and utilities. In addition, the

SusGlobal Energy Corp.
Notes to the Consolidated Financial Statements
December 31, 2018 and 2017
(Expressed in United States Dollars)

15. Commitments, (continued)

Company has the right to extend the lease for five further terms of five years each and one further term of five years less one day. The future minimum commitment under this land lease (excluding any CPI adjustment) is as follows:

For the year ending December 31, 2019	$26,388
For the year ending December 31, 2020	26,388
For the year ending December 31, 2021	26,388
For the year ending December 31, 2022	26,388
For the year ending December 31, 2023	26,388
Thereafter	270,477
$402,417

In addition, the Company was recently informed that, through a special provision of the site plan agreement with the City of Belleville (the “City”), Ontario, the Company is required to fund certain road maintenance required by the City for the years 2017 through to 2025 at an annual rate of $7,330 ($10,000 CAD). The first year of the special provision was 2016, approximately one year before the Company acquired certain assets of Astoria. This special provision was not addressed in the APA and as a result, the Company may be liable for both the 2016 and 2017 assessments.

The payments are due each September 30th. The Company’s estimates that its portion for the year ended September 30, 2017, would be equal to the 15 days the Company owned the organic composting facility, after it was acquired on September 15, 2017. The amounts for 2016 and 2017 have not been paid and unless this can be resolved with the operator for the period prior to September 15, 2017, the Company may be liable for both these years.

d)

On April 9, 2018, a new one-year consulting agreement was finalized for the services of the Company’s CFO, effective April 1, 2018, at a monthly rate of $4,398 ($6,000 CAD). The future minimum commitment under this agreement is as follows:

For the year ending December 31, 2019	$13,194

e)

PACE has provided the Company a letter of credit in favor of the Ministry of the Environment and Climate Change (“MOECC”) in the amount of $202,917 ($276,831 CAD) and, as a security, has registered a charge of lease over the premises, located at 704 Phillipston Road, Roslin, Ontario, Canada. The Company is required to provide for environmental remediation and clean-up costs for its organic composting facility. The letter of credit is a requirement of the MOECC and is in connection with the financial assurance provided by the Company for it to be in compliance with the MOECCs environmental objectives. The MOECC regularly evaluates the Company’s organic composting facility to ensure compliance is adhered to and the letter of credit is subject to change by the MOECC. Since the fair value of the environmental remediation costs cannot be determined at this time, no estimate of such costs has been recorded in the accounts. As at December 31, 2018, the MOECC has not drawn on the letter of credit. During the year, the Company renewed the letter of credit for a further twelve months.

The Company has committed to a $500,000 marketing program subsequent to the year-end. In connection with this program, the Company provided the marketer with a deposit of $15,000 prior to the end of the year, included with prepaid expenses and deposits in the consolidated balance sheets.

SusGlobal Energy Corp.
Notes to the Consolidated Financial Statements
December 31, 2018 and 2017
(Expressed in United States Dollars)

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

17. Economic Dependence

The Company generated 69% of its revenue from three customers. The Company’s ability to continue operations is dependent on continuing to generate a similar amount of revenue from these customers.

18. Subsequent Events

The Company’s management has evaluated subsequent events up to the date the consolidated financial statements were issued, pursuant to the requirements of ASC 855 and has determined the following to be material subsequent events:

(a)

Subsequent to the end of the year, the Company issued 1,000,000 common shares to the President in relation to the RSUs granted in his consulting agreement determined to be valued at $1,000,000 based on private placement pricing at the time, 100,000 common shares issued to US counsel for services rendered totaling $53,000 based on the trading price of the shares at the close of business on January 18, 2019 and 5,000 common shares on proceeds of $4,600, net of shares issue costs of $400 received prior to December 31, 2018.

(b)

On January 28, 2019, the Company entered into three securities purchase agreements with three investors (the “January 2019 Investors”) pursuant to which the January 2019 Investors purchased 12% unsecured convertible promissory notes from the Company in the aggregate principal amount of $337,500, such principal and the interest thereon convertible into shares of the Company’s common stock at the January Investors’ option. After payment of transaction related expenses, net proceeds to the Company from the unsecured convertible promissory notes totaled $302,500 and were received on February 1 and 4, 2019.

(c)

On January 31, 2019, the Company advanced a deposit of $36,650 ($50,000 CAD) in connection with an offer for $1,905,800 ($2,600,000 CAD) to purchase certain property located in Hamilton, Ontario, Canada, from another court appointed receiver for future operations.

(d)

On February 5, 2019, the Company advanced a non-refundable deposit of $52,776 ($72,000 CAD) in connection with an executed non-binding letter of intent for $1,295,394 ($1,767,250 CAD) to acquire 100% of the shares of a company whose primary asset includes the 39.44 acres of property in Roslin (near Belleville), Ontario, Canada which includes the site the Company currently leases for its organic composting facility.

SusGlobal Energy Corp.
Notes to the Consolidated Financial Statements
December 31, 2018 and 2017
(Expressed in United States Dollars)

18. Subsequent Events, (continued)

(e)

On March 7 and 8, 2019, the Company entered into securities purchase agreements (the “March 2019 SPAs”) with two investors (the “March 2019 Investors”) pursuant to which each Investor purchased two 12% unsecured convertible promissory notes comprised of the first notes (the “First Notes”) being in the amount of $275,000 each, and the remaining notes in the amount of $275,000 each (the “Back-End Notes,” and, together with the First Notes, the “Notes”) in the aggregate principal amount of $1,100,000, such principal and the interest thereon convertible into shares of the Company’s common stock (the “Common Stock”) at the Investors’ option. Each First Note contained a $25,000 original issue discount such that the purchase price of each First Note was $250,000. The First Notes were paid for by the March Investors upon the signing of the SPAs. The Back-End Notes were initially paid for by the issuance of two offsetting $250,000 secured notes issued to the Company by the March Investors (the “Investor Notes”), provided that prior to conversion of the Investor Notes, the March Investors must have repaid the Investor Notes in cash.

Although the March 2019 SPAs are dated March 7, 2019 and March 8, 2019 (each, an “Effective Date”), they became effective upon the payment in cash of the purchase price by the March Investors. The purchase prices of $250,000 and $250,000 for the First Notes were paid in cash by the March Investors on March 11, 2019. After payment of transaction-related expenses, net proceeds to the Company from the Notes totaled $456,000.

19. Comparative Figures

Certain of the prior year’s comparative figures have been reclassified to conform to the current year’s presentation.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

            None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of senior management, including our chief executive officer and our chief financial officer, also our principal financial and accounting officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act as of December 31, 2018 (the “Evaluation Date”). Based on this evaluation, Gerald Hamaliuk, our chief executive officer and Ike Makrimichalos, our chief financial officer and principal financial and accounting officer, concluded that our internal control over financial reporting was not effective for the year ended December 31, 2018. Such conclusions were based on the small size of the Company and the resulting lack of a segregation of duties.

Report by Management on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The framework used by management to evaluate internal controls over financial reporting is Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations (COSO), as implemented by their subsequent publication Internal Control over Financial Reporting – Guidance for Smaller Public Companies. Based on this evaluation, Gerald Hamaliuk, our chief executive officer and Ike Makrimichalos, our chief financial officer and principal financial and accounting officer, concluded that our internal control over financial reporting was not effective for the year ended December 31, 2018. The matters involving internal controls over financial reporting that may be considered material weaknesses included the small size of the Company and the resulting lack of a segregation of duties.

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

Changes in Internal Control over Financial Reporting

There were no changes to the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our fourth fiscal quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

            Not applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our Board of Directors currently consists of seven directors. For the size and scope of our business and operations, we believe a board of approximately this size is appropriate as it is small enough to allow for effective communication among the members but large enough so that we get a diverse set of perspectives and experiences around our board room. Our bylaws provide that, in uncontested elections, directors will be elected by a majority of the votes cast, and in contested elections, directors will be elected by a plurality of the votes cast.

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

Name	Age	Position

Marc M. Hazout	54	Chairman of the Board, President and Director

Gerald P. Hamaliuk	72	Chief Executive Officer and Director

Ike Makrimichalos	63	Chief Financial Officer

Vincent R. Ramoutar	56	Director

Gordon E. Miller	66	Director

Laurence W. Zeifman	57	Director

Ryan Duffy	46	Director

Andrea Calla	67	Director

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

            Gerald P. Hamaliuk, age 72, has served as Chief Executive Officer and as a member of the Board of Directors of the Company since December 2014. Since 2001, Mr. Hamaliuk has served as the president of Landfill Gas Canada Ltd., Oakville (Canada), Shenzhen (China), Kuala Lumpur (Malaysia), a company that utilizes Canadian biogas technology to develop renewable energy projects that reduce greenhouse gas emissions in developing countries in Asia. From 1997 to 2001, Mr. Hamaliuk was a vice-president industrial division/business development Engineer at Kilborn Engineering Inc. and SNCLavalin after SNC acquired Kilborn in 1997.

The determination was made that Mr. Hamaliuk should serve our Board of Directors because of his extensive experience in the services the Company intends to offer.

            Ike Makrimichalos, age 63, is a Chartered Professional Accountant (Chartered Accountant), with over 25 years of experience in servicing public and private companies, including manufacturing, automotive, technology & telecommunications and insurance, for Deloitte in Toronto. Mr. Makrimichalos has served as a Chief Financial Officer and Controller in the mining sector for companies with global operations and multiple filing jurisdictions and currently serves as a Chief Financial Officer and Controller in the financial services and mining sectors, along with providing financial consulting services for several private companies. Mr. Makrimichalos graduated from the University of Toronto with a Bachelor of Arts degree and became a Chartered Accountant in 1986.

The determination was made that Mr. Ike Makrimichalos join the executive team because he possesses significant experience in financial reporting and accounting matters.

            Marc M. Hazout, age 54, has served as Chairman and President of SusGlobal Energy since it was founded in 2014. Since 2005, Mr. Hazout has also served as the Chief Executive Officer, President, principal financial and accounting officer and a director of Silver Dragon Resources Inc., a company whose common stock is quoted on the OTC marketplace and is engaged in the acquisition and exploration of silver and other mineral properties. Mr. Hazout has over 20 years of experience in public markets, finance and business operations. Over the past several years, Mr. Hazout has been involved in acquiring, restructuring and providing management services as both a director and an officer to several publicly traded companies. In 1998, Mr. Hazout founded and has been President and CEO of Travellers International Inc. (“Travellers”), a private equity firm headquartered in Toronto. Over the past several years, Travellers has focused on building relationships in China with the objective of participating in that country’s growth opportunities. Mr. Hazout attended York University in Toronto studying International Relations and Economics. Mr. Hazout speaks English, French and Hebrew, as well as some Spanish and Italian.

The determination was made that Mr. Hazout should serve on our Board of Directors because he possesses significant experience in securities and capital markets.

            Vincent R. Ramoutar, age 56, is a seasoned executive and an inventor who has gained exposure in several high-tech businesses in an entrepreneurial startup environment. Having co-founded or worked in six startup companies. Vincent’s specialties include raising capital for startups, corporate strategy, marketing, and business development. Mr. Ramoutar has been involved in several energy and resources companies as an adviser since 2007 and has provided management services and partnerships in the European public markets with focus on raising capital and growth opportunities. Mr. Ramoutar obtained a Bachelor of Science degree in computer science from New York Institute of Technology (magna cum laude), New York.

The determination was made that Mr. Ramoutar should serve on our Board of Directors because he possesses significant experience in securities and capital markets and brings an extensive network of relationships in several technology markets.

            Gordon E. Miller, age 66, has held several senior management positions with the Ontario Ministry of the Environment and was the Environmental Commissioner of Ontario from 2000 to 2015. Mr. Miller was also a Professor at Sir Sandford Fleming College, Frost Campus, Lindsay, Ontario from 1986-1989 where SusGlobal Energy in partnership with the College recently was awarded an application under the AWT Program for academic research. Mr. Miller graduated with honors from the University of Guelph in Guelph, Ontario, with a Hon. B.Sc. in Biology and a M.Sc. in Plant Ecology. Mr. Miller has been recognized for his many publications as well as his many scientific and technical presentations.

The determination was made that Mr. Miller should serve on our Board of Directors because of his strong scientific and technical experience which will be extremely valuable as the Company continues to grow.

            Laurence W. Zeifman, age 57, is a partner of Zeifmans LLP, ranked Canada’s eighteenth largest Chartered Professional Accounting (“CPA”) firm with a total staff of over 100. For over twenty years, Mr. Zeifman served as managing partner, successfully steering its steady growth and emergence as a leading midsized firm and continues to serve on the firm’s management committee.

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

            Ryan Duffy, age 46, is the President and CEO of Blackstone Energy Services Inc. a Canadian firm that manages energy portfolios for a diverse range of companies across North America and the Caribbean. Blackstone is a leading provider of integrated custom energy management solutions that help large energy users manage their energy budget at risk, achieve efficiency improvements, implement renewable generation, and carbon offsetting. Prior to Blackstone Mr. Duffy worked with a number of Fortune 500 companies, including several in the energy space. Mr. Duffy is very active within the energy committee on Trans Canada’s-Tolls Task Force, Union Gas’– Marketer Council, the IESO’s – Information Technology Standing Committee, the Energy Services Association of Canada and the Canadian Manufactures and Exporters-Energy Committee. In addition, he is a member of the Canadian Healthcare Energy Society, the Association of Power Producers of Ontario, the Ontario Energy Association, SWITCH Ontario, and was a former board member of Rethink Sustainability Initiative. For his community involvement and corporate successes, Mr. Duffy was recently awarded the Ontario Sustainable Energy Association’s SMARTpreneur of the Year Award.

The determination was made that Mr. Duffy should serve on our Board of Directors due to his extensive technical and business experience which will be extremely valuable as the Company continues to grow.

            Andrea Calla, age 67, is President and CEO of the Calla Group and is an accomplished professional with over 35 years of experience in business, more recently a senior executive for ten years with The Tridel Group, one of Canada's largest community builders/developers. He was actively involved in the different company divisions and all facets of the industry. He is also Managing Partner of The Callian Capital Group, a globally active Toronto-based investment and capital management firm. Mr. Calla has held key leadership and entrepreneurial roles driving innovative, practical and effective changes to improve quality of life through various company start-ups across diverse industries, some include: Chairman, Deep Geo Inc., a global nuclear waste management company, Chairman & Co-Founder of TransAsia Investment Partners, Hong Kong, Founding Director of 350 Capital, a "cleantech" investment company, Co-Founder of Nordicon, a design-build company, Canada, US, Mid-East, Founding member of Novator, pioneer in e-commerce and AI, helped make it the 14th fastest growing company in Canada, reported by Profit 100 magazine, Board of Sumbola, an innovative internet e-publishing company, Co-Founder, Board member of Twin Hills Resources, developer of partial upgrading cavitation technology, reducing the viscosity of oil sands bitumen to flow through pipelines without having to be blended with diluent, Board of SEL Global, an innovative Mobile Shopping Solutions Software and Advertising company, software developed in Silicon Valley, Advisory Board of Magnovate, innovative Magnetic Levitation transportation systems, Co-Founder of Fusion Sailboats, designed, developed, manufactured and distributed the Fusion 15, winner of Sailing World's "International Boat of the Year" in 2003, Advisory Board of Dorsay Development Corp., currently planning a purpose-built community in the GTA with a ground-breaking model in place-making. The over 1,200-acre community will combine global best practices in creating a sustainable community that is economically, environmentally, socially healthy and resilient. Throughout his career, Andrea has been committed to City and Community building, improving the quality of life in urban regions and continually driving innovative, practical and effective change in different sectors through his leadership and entrepreneurial skills. Andréa holds a Bachelor of Architecture from the University of Toronto, a Master of Science from Columbia University, New York and an Executive MBA from Ivey School of Business, Western University.

Director Compensation Policy

            The Company does not currently have a director compensation policy. For the year ended December 31, 2018, except as noted below no option or stock awards were granted to directors and no cash payments were made to directors during the fiscal year ended December 31, 2018. The director compensation for the year ended December 31, 2018, is noted below:

Director Compensation

Name	Fees earned or paid in cash ($)	Stock| awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

Marc Hazout	-	-	-	-	-	-	-

Gerald Hamaliuk	-	-	-	-	-	-	-

Vincent Ramoutar	-	13,000 (c)	-	-	-	-	13,000

Gordon Miller	-	13,000 (c)	-	-	-	-	13,000

Laurence Zeifman	3,088 (4,000 CAD) (a)	13,000 (c)	-	-	-	-	16,088
Ryan Duffy	-	13,000 (c)	-	-	-	-	13,000
Andrea Calla	-	20,000 (b)	-	-	-	-	20,000

(a)	The fee is for services as Chairman of the audit committee and is incurred with Zeifmans LLP for whom the director is a partner.
(b)	The stock award is in the name of The Calla Group for whom the director is an employee.
(c)	The stock award was unpaid at December 31, 2018 and the date of this filing.

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

Section 16(a) Beneficial Ownership Reporting Compliance

As of December 31, 2018, and through February 3, 2019, we did not have a class of securities registered under the Exchange Act and therefore our directors, executive officers, and any persons holding more than ten percent of our Common Stock were not required to comply with Section 16 of the Exchange Act. Such persons became obligated to comply with such rules upon the February 4, 2019 filing of our Form 8-A12G registering our class of Common Stock.

Item 11. Executive Compensation.

Summary Compensation Table

            The following table sets forth certain summary information with respect to the compensation paid to the Company’s Chief Executive Officer, President and Chief Financial Officer for services rendered in all capacities to the Company for the fiscal years ended December 31, 2018 and 2017. Other than as listed below, the Company had no executive officers whose total annual salary and bonus exceeded $100,000 for that fiscal year:

Summary Compensation Table

Name and	Year	Salary	Bonus	Stock	Option	Non-equity	Nonqualified	All other	Total
principal		($)	($)	awards	awards	incentive	deferred	compensation	($)
position				($)	($)	plan	compensation	($)
						compensation	earnings
						($)	($)

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Gerald Hamaliuk	2018 2017	138,978 46,206	- -	330,000* -	- -	- -	- -	- -	468,978 46,206

Chief Executive Officer

Marc Hazout	2018 2017	138,978 46,206	- -	2,000,000* -	- -	- -	- -	- -	2,138,978 46,206

President

Ike Makrimichalos	2018 2017	50,959 36,965	- -	- -	- -	- -	- -	- -	50,959 36,965

(e) Stock Awards

The grant date fair values of the stock awards were computed in accordance ASC Topic 718, Compensation-Stock Compensation.

The stock award for the Chief Executive Officer consisted of 3,000,000 restricted stock units (“RSUs”) granted on January 1, 2017, determined to be valued at $990,000 based on private placement pricing at the time. 1,000,000 RSUs vested on January 1, 2018 and the following two installments are expected to vest annually on January 1, 2019 and 2020. The 3,000,000 RSUs for the President were granted on May 17, 2018 by the Board of Directors, determined to be valued at $3,000,000 based on private placement pricing at the time. On May 17, 2018, 1,000,000 of the President’s RSUs vested and were exchanged for 1,000,000 shares of Common Stock.The following two installments are expected to vest equally on January 1, 2019 and 2020.

*Subsequent to the date of this filing, the CEO exchanged his 2018 RSUs for 1,000,000 shares of Common Stock. Included in the President’s $2,000,000 stock award, was his 2018 1,000,000 RSUs which were exchanged for 1,000,000 shares of Common Stock on January 8, 2019.

Consulting and Management Agreements

Effective January 1, 2017, new consulting agreements were finalized for the services of the President and the CEO. The Consulting Agreements are for a period of three years, commencing January 1, 2017. For each of President and the CEO, the monthly fees are as follows: $3,665 ($5,000 CAD) for 2017 and $10,995 ($15,000 CAD) for 2018 and 2019. In addition, the CEO was granted 3,000,000 RSUs on January 1, 2017. On January 1, 2018, 1,000,000 RSUs were exchanged into 1,000,000 shares of Common Stock of the Company. The RSUs of the remaining two installments are expected to vest annually on January 1, 2019 and 2020, upon meeting certain performance objectives. On May 17, 2018, the President’s Consulting Agreement was amended by the Board to add the granting of 3,000,000 RSUs, on the same terms and conditions as those of the CEO. On this date, the President was issued 1,000,000 shares of Common Stock of the Company in exchange for 1,000,000 RSUs.

In addition, the Company also recognized management compensation expense of $1,330,000 (2017-$330,000 on the award to the CEO) on the awards to the President and the CEO, who met their performance objectives in 2018.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding beneficial ownership of SusGlobal Energy Corp’s securities as of April 1, 2019:

  by each person who is known by us to beneficially own more than 5% of our securities;
  by each of our officers and directors; and
  by all of our officers and directors as a group.
	Amount And
	Nature Of		Approximate
	Beneficial		Percent of
Title of Class Name And	Ownership (2)		Class (%)
Address of Beneficial
Owner (1)
Common	Marc Hazout	9,900,000	23.91
Common	Ike Makrimichalos	500,000(3)	1.21
Common	Gerald Hamaliuk	4,311,500(4)	10.41
Common	Vincent Ramoutar	2,000,000(3)	4.83
Common	Gordon Miller	20,000	0.05
Common	Laurence Zeifman	20,000	0.05
Common	Ryan Duffy	307,261(5)	0.74
Common	Andrea Calla	20,000	0.05

	All officers and
	directors as a group
Common	(8 persons)	17,078,761	41.25%

(1)	Except as noted above, the address for the above identified officers and directors of the Company is c/o 200 Davenport Road, Toronto, ON, Canada M5R 1J2.

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

The above-referenced table is based on 41,404,531 issued and outstanding shares of common stock on the date of this filing.

EQUITY

As of December 31, 2018, the Company had 40,299,531 common shares issued and outstanding. At the date of this filing, the Company had 41,404,531 common shares issued and outstanding.

STOCK OPTIONS AND WARRANTS

As at December 31, 2018, and the date of this filing, the Company has no stock options or warrants outstanding.

Effective January 1, 2017, new consulting agreements were finalized for the services of the President and the CEO. The Consulting Agreements are for a period of three years, commencing January 1, 2017. For each of President and the CEO, the monthly fees are as follows: $3,665 ($5,000 CAD) for 2017 and $10,995 ($15,000 CAD) for 2018 and 2019. In addition, the CEO was granted 3,000,000 RSUs on January 1, 2017, determined to be valued at $990,000, based on private placement pricing at the time. On January 1, 2018, 1,000,000 RSUs were exchanged into 1,000,000 shares of Common Stock of the Company. The RSUs of the two remaining installments are expected to vest annually on January 1, 2019 and 2020, upon meeting certain performance objectives. On May 17, 2018, the President’s Consulting Agreement was amended by the Board to add the granting of 3,000,000 RSUs, determined to be valued at $3,000,000 based on private placement pricing at the time on the same terms and conditions as those of the CEO. On this date, the President was issued 1,000,000 shares of Common Stock of the Company in exchange for 1,000,000 RSUs. The RSUs of the two remaining installments are expected to vest annually on January 1, 2019 and 2020.

In addition, the Company also recognized management compensation expense of $1,330,000 (2017-$330,000 on the award to the CEO) on the awards to the President and the CEO, who met their performance objectives in 2018.

The Company has no stock options or warrants outstanding as of December 31, 2018 and as of the date of this filing.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

During the fiscal year ended December 31, 2018, the Company incurred $138,978 ($180,000 CAD) (2017-$46,206; $60,000 CAD) in management fees expense with Travellers International Inc. (“Travellers”), an Ontario company controlled by a director and president of the Company (the “President”); $138,978 ($180,000 CAD) (2017-$46,206; $60,000 CAD) in management fees expense with Landfill Gas Canada Ltd. (“LFGC”), an Ontario company controlled by a director and chief executive officer of the Company (the “CEO”); $50,959 ($66,000 CAD) (2017-$36,965; $48,000 CAD) in management fees expense with the Company’s chief financial officer (the “CFO”); and $9,265 ($12,000 CAD) (2017-$36,965; $48,000 CAD) in management fees expense with the Company’s vice-president of corporate development (the “VPCD”). As of December 31, 2018, unpaid remuneration and unpaid expenses in the amount of $48,691 ($66,426 CAD) (2017-$111,426; $139,789 CAD) is included in accounts payable and $184,714 ($251,997 CAD) (2017-$102,935; $129,137 CAD) is included in accrued liabilities.

In addition, during the fiscal year ended December 31, 2018, the Company incurred interest expense of $14,094 ($18,254 CAD) (2017-$15,056; $19,550 CAD) on the outstanding loans from Travellers and $4,772 ($6,510 CAD) (2017-$nil; $nil CAD) on the outstanding loans from the directors. As of December 31, 2018, interest of $17,882 ($24,395 CAD) (December 31, 2017-$22,120; $27,750 CAD) on these loans is included in accrued liabilities.

During the fiscal year ended December 31, 2018, the Company incurred $66,068 ($85,569 CAD) (2017-$63,223; $82,097 CAD) in rent paid under a rental agreement to Haute Inc. (“Haute”), an Ontario company controlled by the President.

During the fiscal year ended December 31, 2018, the Company sold $15,515 ($20,095 CAD) of compost product to LFGC.

For those independent directors providing their services throughout the year, the Company accrued directors' compensation totaling $52,000, based on the issuance of 20,000 common stock of the Company in 2019 to each of the four directors. This compensation was priced based on the trading price of the shares at the close of business on March 28, 2019.

Effective January 1, 2017, new consulting agreements were finalized for the services of the President and the CEO. The Consulting Agreements are for a period of three years, commencing January 1, 2017. For each of President and the CEO, the monthly fees are as follows: $3,665 ($5,000 CAD) for 2017 and $10,995 ($15,000 CAD) for 2018 and 2019. In addition, the CEO was granted 3,000,000 RSUs on January 1, 2017. On January 1, 2018, 1,000,000 RSUs were exchanged into 1,000,000 shares of Common Stock of the Company. The RSUs for the remaining two installments are expected to vest annually on January 1, 2019 and 2020, upon meeting certain performance objectives. On May 17, 2018, the President’s Consulting Agreement was amended by the Board to add the granting of 3,000,000 RSUs, on the same terms and conditions as those of the CEO. On this date, the President was issued 1,000,000 shares of Common Stock of the Company in exchange for 1,000,000 RSUs.

In addition, the Company also recognized management compensation expense of $1,330,000 (2017-$330,000) on the award to the CEO) on the awards to the President and the CEO, who met their performance objectives in 2018.

On April 11, 2018, three directors each loaned the Company $19,928 ($25,000 CAD) for working capital purposes (the “Director Loans”). The Director Loans bear interest at the rate of 12% per annum, are due on demand and unsecured. There are no written agreements evidencing the Director Loans. During the fiscal year of 2018, $5,026 ($6,510 CAD) of interest was charged on the Director Loans. As of December 31, 2018, $4,772 ($6,510 CAD) (December 31, 2017-$nil; $nil CAD) in interest is included in accrued liabilities and the Director Loans remain outstanding in the amount of $54,975 ($75,000 CAD).

On April 3, 2018, Travellers provided the Company with a new loan in the amount of $159,420 ($200,000 CAD). The loan is due on demand is unsecured and bears interest at the rate of 12% annually. On April 4, 2018, a portion of the funds provided by Travellers, were used to pay the Company’s overdue monthly principal and interest instalments on the PACE corporate term loan which were due February 13 and March 13, 2018, in the amount of $110,777 ($151,128). At December 31, 2018, the outstanding balance with Travellers is $146,600 ($200,000 CAD) (2017-$15,942; $20,000 CAD). Details of this borrowing is also described in Note 12 to the Consolidated Financial Statements.

Item 14. Principal Accounting Fees and Services.

The aggregate fees billed by the Company’s external auditors in each of the last two fiscal years are as follows:

	2018	2017
Audit fees(1)	$ 52,841	$26,954
Audit-related fees(2)	48,777	60,204
Tax fees	5,284	770
All other fees	-	-
Total	$ 106,902	$87,928

(1)	Audit fees consisted of the audit work on annual financial statements.
(2)	Audit-related fees consist principally of reviews of quarterly financial statements and reviews of registration statements.

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

3.2	Form of Bylaws of SusGlobal Energy Corp. (filed as Exhibit 3.2 to the Registrant’s S-4/A filed with the SEC on December 23, 2016 and incorporated herein by reference).

4.1	Specimen Common Stock certificate (filed as Exhibit 4.1 to the Registrant’s S-4/A filed with the SEC on December 23, 2016 and incorporated herein by reference).

4.2	Form Convertible Promissory Note, issued by SusGlobal Energy Corp. on January 28, 2019 (filed as Exhibit 4.1 to the Registrant’s Form 8-K filed with the SEC on February 8, 2019 and incorporated herein by reference).

4.3	Form of 12% Convertible Redeemable Note, issued by SusGlobal Energy Corp. on March 7, 2019 (filed as Exhibit 4.1 to the Registrant’s Form 8-K filed with the SEC on March 15, 2019 and incorporated herein by reference).

4.4	Form of 12% Convertible Redeemable Note and Back End Note issued by SusGlobal Energy Corp. on March 7, 2019 (filed as Exhibit 4.2 to the Registrant’s Form 8-K filed with the SEC on March 15, 2019 and incorporated herein by reference).

4.5	Form of Collateralized Secured Promissory Note, issued by SusGlobal Energy Corp. on March 7, 2019 (filed as Exhibit 4.3 to the Registrant’s 8-K filed with the SEC on March 15, 2019 and incorporated herein by reference).

10.1	SusGlobal Stock Option Plan (filed as Exhibit 10.1 to the Registrant’s S-4 filed with the SEC on January 28, 2016 and incorporated herein by reference).

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

10.36	Asset Purchase Agreement (filed as Exhibit 10.8 to the Registrant’s Form 10-Q filed with the SEC on November 14, 2017 and incorporated herein by reference).

10.37	Amendment to Asset Purchase Agreement (filed as Exhibit 10.9 to the Registrant’s Form 10-Q filed with the SEC on November 14, 2017 and incorporated herein by reference).

10.38	Second Amendment to the Asset Purchase Agreement (filed as Exhibit 10.10 to the Registrant’s Form 10-Q filed with the SEC on November 14, 2017 and incorporated herein by reference).

10.39	Third Amendment to the Asset Purchase Agreement (filed as Exhibit 10.11 to the Registrant’s Form 10-Q filed with the SEC on November 14, 2017 and incorporated herein by reference).

10.40	Summary of Oral Agreement with Travellers International Inc. (filed as Exhibit 10.40 to the Registrant’s Form 10-K filed with the SEC on April 16, 2018 and incorporated herein by reference).

10.41	CFO Consulting Agreement between SusGlobal Energy Canada Corp. and Ike Makrimichalos (filed as Exhibit 10.41 to the Registrant’s Form 10-K filed with the SEC on April 16, 2018 and incorporated herein by reference).

10.42	Summary of Oral Agreement with Gordon Miller (filed as Exhibit 10.42 to the Registrant’s Form 10-K filed with the SEC on April 16, 2018 and incorporated herein by reference).

10.43	Summary of Oral Agreement with Laurence Zeifman (filed as Exhibit 10.43 to the Registrant’s Form 10-K filed with the SEC on April 16, 2018 and incorporated herein by reference).

10.44	Summary of Oral Agreement with Vincent Ramoutar (filed as Exhibit 10.44 to the Registrant’s Form 10-K filed with the SEC on April 16, 2018 and incorporated herein by reference).

10.45	Loan Amending Agreement dated July 26, 2018, by and among SusGlobal Energy Corp., SusGlobal Energy Canada Corp., SusGlobal Energy Canada I Ltd., SusGlobal Energy Belleville Ltd. and Pace Savings & Credit Union Limited (filed as Exhibit 10.45 to the Registrant’s Form 10-Q filed with the SEC on November 13, 2018 and incorporated herein by reference).

10.46	Loan Amending Agreement dated July 26, 2018, by and among SusGlobal Energy Corp., SusGlobal Energy Canada Corp., SusGlobal Energy Canada I Ltd., SusGlobal Energy Belleville Ltd. and Pace Savings & Credit Union Limited (filed as Exhibit 10.46 to the Registrant’s Form 10-Q filed with the SEC on November 13, 2018 and incorporated herein by reference).

10.47	Loan Amending Agreement dated July 26, 2018, by and among SusGlobal Energy Corp., SusGlobal Energy Canada Corp., SusGlobal Energy Canada I Ltd., SusGlobal Energy Belleville Ltd., Haute, Inc., Marc H Hazout and Pace Savings & Credit Union Limited (filed as Exhibit 10.47 to the Registrant’s Form 10-Q filed with the SEC on November 13, 2018 and incorporated herein by reference).

10.48	Loan Amending Agreement dated July 26, 2018, by and among SusGlobal Energy Corp., SusGlobal Energy Canada Corp., SusGlobal Energy Canada I Ltd., SusGlobal Energy Belleville Ltd., Haute, Inc., Marc H Hazout and Pace Savings & Credit Union Limited (filed as Exhibit 10.48 to the Registrant’s Form 10-Q filed with the SEC on November 13, 2018 and incorporated herein by reference).

10.49	Loan Amending Agreement dated July 26, 2018, by and among SusGlobal Energy Corp., SusGlobal Energy Canada Corp., SusGlobal Energy Canada I Ltd., SusGlobal Energy Belleville Ltd., Haute, Inc., Marc H Hazout and Pace Savings & Credit Union Limited (filed as Exhibit 10.49 to the Registrant’s Form 10-Q filed with the SEC on November 13, 2018 and incorporated herein by reference).

10.50	Form Securities Purchase Agreement dated January 28, 2019 (filed as Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on February 8, 2019 and incorporated herein by reference).

10.51	Letter of Intent, dated January 8, 2019, from David Moore and Kim Moore to SusGlobal Energy Belleville Ltd. (filed as Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on February 20, 2019 and incorporated herein by reference).

10.52	Form Securities Purchase Agreement dated March 7, 2019 (filed as Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on March 15, 2019 and incorporated herein by reference).

14	Code of Ethics.*

21	Subsidiaries of the Registrant (filed as Exhibit 21.1 to the Registrant’s Form 10-K filed with the SEC on April 16, 2018 and incorporated herein by reference).

31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*

31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.*

32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUSGLOBAL ENERGY CORP.

April 1, 2019	By:	/s/ Gerald Hamaliuk
Gerald Hamaliuk
Chief Executive Officer

April 1, 2019	By:	/s/ Ike Makrimichalos
Ike Makrimichalos
Chief Financial Officer (Principal
Financial and Accounting Officer)

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gerald Hamaliuk*	Chief Executive Officer	April 1, 2019
Gerald Hamaliuk	(principal executive officer) and Director

/s/ Ike Makrimichalos	Chief Financial Officer	April 1, 2019
Ike Makrimichalos	(principal financial and accounting officer)

/s/ Marc Hazout	President and Chairman of the Board and Director	April 1, 2019
Marc Hazout

/s/ Vincent Ramoutar	Director	April 1, 2019
Vincent Ramoutar

/s/ Gordon Miller	Director	April 1, 2019
Gordon Miller

/s/ Laurence Zeifman	Director	April 1, 2019
Laurence Zeifman

/s/ Ryan Duffy	Director	April 1, 2019
Ryan Duffy

/s/ Andrea Calla	Director	April 1, 2019
Andrea Calla