Form 10-Q
period 2019-03-31
SusGlobal Energy Corp.
filed 2019-05-15
CIK 1652539

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

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
Yes [X]         No [   ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [X]         No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).
Yes [   ]         No [X]

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

The number of shares of the registrant’s common stock outstanding as of May 15, 2019 was 42,484,531 shares.

pg. 2

SusGlobal Energy Corp.
INDEX TO FORM 10-Q
For the Three-Month Periods Ended March 31, 2019 and 2018

pg. 3

SUSGLOBAL ENERGY CORP.
CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019 and 2018

(Expressed in United States Dollars)

pg. 4

SusGlobal Energy Corp.
Interim Condensed Consolidated Balance Sheets
As at March 31, 2019 and December 31, 2018
(Expressed in United States Dollars)
(unaudited)

	March 31, 2019	December 31, 2018
ASSETS
Current Assets
Cash and cash equivalents	$-	$42,711
Trade receivables	101,616	129,981
Inventory	26,409	18,550
Prepaid expenses and deposits	110,763	23,172

Total Current Assets	238,788	214,414

Intangible Assets (note 6)	148,655	135,189
Long-lived Assets, net (note 7)	3,334,072	3,361,110
Operating Lease Right-Of-Use Asset (note 8)	218,657	-
Long-Term Assets	3,701,384	3,496,299
Total Assets	$3,940,172	$3,710,713

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities
Bank indebtedness	$3,933	$-
Accounts payable (note 9)	398,125	353,728
Government remittances payable	5,904	35,169
Accrued liabilities (notes 9 and 14)	630,322	646,003
Current portion of long-term debt (note 10)	3,784,588	3,727,778
Current portion of obligations under capital lease (note 11)	87,717	81,109
Convertible promissory notes (note 12)	770,497	-
Current portion of operating lease liability (Note 13)	11,430	-
Loans payable to related parties (note 14)	112,245	201,575

Total Current Liabilities	5,804,761	5,045,362

Long-Term Liabilities
Obligations under capital lease (note 11)	190,438	207,599
Operating lease liability (note 13)	209,770	-
Total Long-term Liabilities	400,208	207,599
Total Liabilities	6,204,969	5,252,961
Stockholders’ Deficiency
Preferred stock, $.0001 par value, 10,000,000 authorized, none issued and outstanding Common stock, $.0001 par value, 150,000,000 authorized, 41,404,531 (2018- 40,299,531) shares issued and outstanding (note 15)	4,142	4,031
Additional paid-in capital	6,811,749	5,754,260
Subscriptions payable	-	4,600
Stock compensation reserve	662,500	1,330,000
Accumulated deficit	(9,634,856)	(8,554,312)
Accumulated other comprehensive loss	(108,332)	(80,827)

Stockholders’ deficiency	(2,264,797)	(1,542,248)

Total Liabilities and Stockholders’ Deficiency	$3,940,172	$3,710,713
Going concern (note 2)
Commitments (note 16)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

pg. 5

SusGlobal Energy Corp.
Interim Condensed Consolidated Statements of Operations and Comprehensive Loss
For the three-month periods ended March 31, 2019 and 2018
(Expressed in United States Dollars)
(unaudited)

	For the three-month periods ended
	March 31, 2019	March 31, 2018

Revenue	$253,138	$132,721

Cost of Sales
Opening inventory	18,550	53,964
Depreciation	95,754	94,043
Direct wages and benefits	49,365	40,059
Equipment rental, delivery, fuel and repairs and maintenance	99,566	35,040
Utilities	27,531	22,200
Outside contractors	105	3,844
	290,871	249,150
Less: closing inventory	(26,409)	(67,210)
Total cost of sales	264,462	181,940

Gross loss	(11,324)	(49,219)

Operating expenses
Management compensation-stock- based
compensation (note 9)	332,500	82,500
Management compensation-fees (note 9)	81,238	90,174
Marketing	280,000	-
Professional fees	134,702	60,822
Interest expense (notes 9, 10, 11, 12, 13 and 14)	105,023	85,240
Office and administration	67,564	51,084
Rent and occupancy (note 9)	24,241	34,201
Insurance	14,059	15,119
Filing fees	12,683	6,458
Amortization of financing costs	11,997	-
Directors’ compensation (note 9)	2,952	791
Repairs and maintenance	2,261	8,009
Total operating expenses	1,069,220	434,398

Net loss	(1,080,544)	(483,617)
Other comprehensive (loss) income
Foreign exchange (loss) gain	(27,505)	28,314

Comprehensive loss	$(1,108,049)	$(455,303)

Net loss per share-basic and diluted	$(0.03)	$(0.01)

Weighted average number of common shares outstanding- basic and diluted	41,291,864	38,556,254

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

pg. 6

SusGlobal Energy Corp.
Interim Condensed Consolidated Statements of Changes in Stockholders’ Deficiency
For the three-month periods ended March 31, 2019 and year ended December 31, 2018
(Expressed in United States Dollars)
(unaudited)

			Additional				Accumulated
	Number of	Common	Paid-	Share	Stock	Accumulated	Other	Stockholders’
	Shares	Shares	in Capital	Subscriptions	Compensation	Deficit	Comprehensive	Deficiency
				Payable	Reserve		Loss
Balance – December 31, 2017	37,393,031	$3,740	$3,576,111	$178,200	$330,000	$(4,660,296)	$(148,093)	$(720,338)
Shares issued for proceeds previously received	190,000	19	178,181	(178,200)	-	-	-	-
Shares issued on vesting of 2017 stock award	2,000,000	200	1,329,800	-	(330,000)	-	-	1,000,000
Shares issued for private placement, net of share issue costs	696,500	70	650,170	-	-	-	-	650,240
Shares issued to director	20,000	2	19,998	-	-	-	-	20,000
Stock compensation expensed on vesting of stock award	-	-	-	-	1,330,000	-	-	1,330,000
Proceeds received for shares yet to be issued	-		- -	4,600	-	-	-	4,600
Other comprehensive income	-	-	-	-	-	-	67,266	67,266
Net loss	-	-	-	-	-	(3,894,016)	-	(3,894,016)
Balance – December 31, 2018	40,299,531	4,031	5,754,260	4,600	1,330,000	(8,554,312)	(80,827)	(1,542,248)
Shares issued for proceeds previously received	5,000	1	4599	(4,600)	-	-	-	-
Shares issued on vesting of 2018 stock award	1,000,000	100	999,900	-	(1,000,000)	-	-	-
Shares issued for professional services	100,000	10	52,990	-	-	-	-	53,000
Stock compensation expensed on vesting of stock awards	-	-	-	-	332,500	-	-	332,500
Other comprehensive loss	-	-	-	-	-	-	(27,505)	(27,505)
Net loss March 31, 2019	-	-	-	-	-	(1,080,544)	-	(1,080,544)
Balance-March 31, 2019	41,404,531	$4,142	$6,811,749	$-	$662,500	$(9,634,856)	$(108,332)	$(2,264,797)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

pg. 7

SusGlobal Energy Corp.
Interim Condensed Consolidated Statements of Cash Flows
For the three-month periods ended March 31, 2019 and 2018
(Expressed in United States Dollars)
(unaudited)

	For the three-month	For the three-month
	period ended	period ended
	March 31, 2019	March 31, 2018
Cash flows from operating activities
Net loss	$(1,080,544)	$(483,617)
Adjustments for:
Depreciation	97,701	94,354
Amortization of intangible asset	50	50
Amortization of operating right-of-use asset	3,663	-
Amortization of financing fees	11,997	-
Stock-based compensation	332,500	82,500
Shares issued for professional services	53,000	-
Changes in non-cash working capital:
Trade receivables	31,239	124,296
Inventory	(7,511)	(14,994)
Prepaid expenses and deposits	(87,561)	45,156
Accounts payable	37,207	22,968
Government remittances payable	(30,156)	-
Accrued liabilities	(29,316)	45,499
Net cash used in operating activities	(667,731)	(83,788)

Cash flows from investing activities
Purchase of intangible assets	(10,777)	-
Purchase of long-lived assets	-	-
Net cash used in investing activities	(10,777)	-

Cash flows from financing activities
Bank indebtedness	4,055	119
Repayment of long-term debt	(21,109)	(40,441)
Repayments of obligations under capital lease	(16,665)	(32,173)
Advances of convertible promissory notes	758,500	-
Repayments of operating lease liability	(1,107)	-
Repayments of loans payable to related parties	(94,025)	(15,820)
Private placement proceeds (net of share issue costs)	-	45,000
Net cash provided by (used in) financing activities	629,649	(43,315)

Effect of exchange rate on cash	6,148	986
Decrease in cash	(42,711)	(126,117)
Cash and cash equivalents-beginning of period	42,711	126,117

Cash and cash equivalents-end of period	$-	$-
Supplemental Cash Flow Disclosures:
Interest paid	$81,394	$62,932
Income taxes paid	-	-

(i)	Refer to note 11 for obligations under capital lease, for details on the non-cash purchase of certain long-lived assets and note 13 for the non-cash inception of the operating lease liability.

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

pg. 8

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2019 and 2018
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

As at March 31, 2019, the Company had a working capital deficit of $5,565,973 (December 31, 2018-$4,830,948), incurred a net loss of $1,080,544 (2018-$483,617) for the three months ended March 31, 2019 and had an accumulated deficit of $9,634,856 (December 31, 2018-$8,554,312) and expects to incur further losses in the development of its business. These factors cast substantial doubt as to the Company’s ability to continue as a going concern, which is dependent upon its ability to obtain the necessary financing to further the development of its business, satisfy its obligations to PACE Savings & Credit Union Limited (“PACE”) and upon achieving profitable operations. There is no assurance of funding being available or available on acceptable terms. Realization values may be substantially different from carrying values as shown.

These interim condensed consolidated financial statements do not include any adjustments to reflect the future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result if the Company was unable to continue as a going concern.

pg. 9

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2019 and 2018
(Expressed in United States Dollars)
(unaudited)

3. Significant Accounting Policies

These interim condensed consolidated financial statements do not include all of the information and footnotes required by US GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements of the Company for the years ended December 31, 2018 and 2017 and their accompanying notes.

Recently Adopted Accounting Pronouncements:

On January 1, 2019, the Company adopted Accounting Standards Update (“ASU”) No. 2016-02, Leases which is also known as Accounting Standard Codification (“ASC”) Topic 842, that requires lessees to recognize for all operating leases a right-of-use asset and a lease obligation in the interim condensed consolidated balance sheets. Expenses are recognized in the interim condensed consolidated statements of operations and comprehensive loss in a manner similar to previous accounting guidance. Lessor accounting under the new standard is substantially unchanged and is not relevant to the Company. The Company adopted the accounting standard using a prospective transition approach, which applies the provisions of the new guidance at the effective date without adjusting the comparative periods presented, with certain practical expedients available to ease the burden of adoption.

The Company elected the following practical expedients upon adoption: not to reassess whether any expired or existing contracts are or contain leases, not to reassess the lease classification for any expired or existing leases, not to reassess initial direct costs for any existing leases, not to separately identify lease and non-lease components (i.e. maintenance costs) except for fleet vehicles and real estate, and not to evaluate historical land easements under the new guidance. Additionally, the Company elected the short-term lease exemption policy, applying the requirements of ASC 842 to long-term leases (leases greater than 1 year) for which it only has one.

Adoption of the new standard resulted in $217,755 ($297,074 CAD) of additional right-of-use lease asset and lease liability as of January 1, 2019. The new standard did not have a significant impact on the interim condensed consolidated statements of operations and comprehensive loss. See note 8, operating lease right-of-use asset, for additional information.

4. Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the financial accounting standards board (the “FASB”) or other standard setting bodies and adopted by the Company as of the specified effective date or possibly early adopted, where permitted. Unless otherwise discussed, the impact of recently issued standards that are not yet effective are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

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

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326), which replaces the incurred-loss impairment methodology and requires immediate recognition of estimated credit losses expected to occur for most financial assets, including trade receivables. Credit losses on available-for-sale debt securities with unrealized losses will be recognized as allowances for credit losses limited to the amount by which fair value is below amortized cost. ASU 2016-13 is effective for the Company beginning January 1, 2020 and early adoption is permitted. The Company does not believe the potential impact of the new guidance and related codification improvements will be material to its financial position, results of operations and cash flows.

pg. 10

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2019 and 2018
(Expressed in United States Dollars)
(unaudited)

5. Financial Instruments

The carrying value of cash and cash equivalents, trade receivables, bank indebtedness, accounts payable, and accrued liabilities approximated their fair values as of March 31, 2019 due to their short-term nature. The carrying value of the long-term debt, obligations under capital lease, convertible promissory notes, operating lease obligation and loans payable to related parties approximated their fair values due to their market interest rates.

Interest, Credit and Concentration Risk

In the opinion of management, the Company is exposed to significant interest rate risk on its long-term debt of $3,784,588 ($5,057,581 CAD) (December 31, 2018-$3,727,778; $5,085,645 CAD). As at March 31, 2019, the Company is exposed to concentration risk as it had six customers (2018-five customers) representing greater than 5% of total trade receivables and these six customers (December 31, 2018-five customers) represented 93% (2018-90%) of trade receivables. The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue. These customers accounted for 90% (42%, 26%, 11% and 11%) (March 31, 2018-69%; 24%, 23% and 22%) of total revenue.

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

Currency Risk

Although the Company’s functional currency is the CAD, the Company realizes a portion of its expenses in USD. Consequently, certain assets and liabilities are exposed to foreign currency fluctuations. As at March 31, 2019, $63,104 (December 31, 2018-$68,393) of the Company’s net monetary liabilities were denominated in USD. The Company has not entered into any hedging transactions to reduce the exposure to currency risk.

6. Intangible Assets

	March 31, 2019	December 31, 2018
Technology license (net of accumulated amortization of $781 (2018- $731))	$1,220	$1,270
Trademarks-indefinite life-$14,327 CAD	10,721	-
Environmental compliance approvals-indefinite life- $182,700 CAD	136,714	133,919
	$148,655	$135,189

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

On March 14, 2019, the Company incurred fees to register various trademarks in the United States and Canada.

On September 15, 2017, the Company acquired the environmental approvals on the purchase of certain assets of Astoria from BDO Canada Limited (‘BDO”) under an asset purchase agreement (the “APA”).

pg. 11

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2019 and 2018
(Expressed in United States Dollars)
(unaudited)

7. Long-lived Assets, net

	March 31, 2019		December 31, 2018
	Cost	Accumulated	Net book value	Net book value
		depreciation
Composting buildings	$2,200,566	$202,956	$1,997,610	$1,988,144
Gore cover system	877,008	135,205	741,803	748,112
Driveway and paving	346,837	42,777	304,060	304,639
Machinery and equipment	58,502	26,777	31,725	27,661
Equipment under capital lease	399,667	151,341	248,326	280,323
Office trailer	6,361	2,942	3,419	3,817
Computer equipment	6,614	3,722	2,892	3,186
Computer software	6,884	5,307	1,577	2,389
Automotive equipment	1,497	636	861	953
Signage	2,540	741	1,799	1,886
	$3,906,476	$572,404	$3,334,072	$3,361,110

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

8. Operating Lease Right-of-Use Asset

The Company has one operating lease right-of-use asset and related operating leasae liability and has recognized as such, effective January 1, 2019, based on the present value of lease payments over the lease term that expires on March 31, 2034, calculated to be $217,755 ($297,074 CAD) which were included in the interim condensed consolidated balance sheet. The Company has used its estimated secured incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The operating lease right-of-use asset is being amortized on a straight-line basis over the lease term which expires March 31, 2034 and amortization expense is included under office and administration expense in the interim condensed consolidated statements of operations and comprehensive loss. The Company does not act as a lessor nor does it have any leases classified as financing leases.

The operating lease right-of-use asset is periodically reviewed for impairment losses. The Company uses the long-lived assets impairment guidance in ASC Subtopic 360-10, Property, Plant and Equipment-Overall, to determine whether the operating lease right-of-use asset is impaired, and if so, the amount of the impairment loss to recognize.

The Company monitors for events or changes in circumstances that require a reassessment of its operating lease right-of-use asset. When a reassessment results in the remeasurement of a lease liability, a corresponding adjustment is made to the carrying amount of the corresponding operating lease right-of-use asset.

For the three-month period ended March 31, 2019, the Company recorded $3,663 ($4,870 CAD (2018-$nil; $nil CAD) for the amortization of the operating lease right-of-use asset.

The following summarizes quantitative information about the Company’s operating lease:

Operating cash flow from operating lease	$6,679
Right-of-use asset exchanged for operating lease liability	$218,657
Weighted-average remaining lease term-operating lease	15 years
Weighted average discount rate	12%

pg. 12

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2019 and 2018
(Expressed in United States Dollars)
(unaudited)

9. Related Party Transactions

During the three-month period ended March 31, 2019, the Company incurred $33,849 ($45,000 CAD) (2018-$35,595; $45,000 CAD) in management fees expense with Travellers International Inc. (“Travellers”), an Ontario company controlled by a director and president of the Company (the “President”); $33,849 ($45,000 CAD) (2018-$35,595; $45,000 CAD) in management fees expense with Landfill Gas Canada Ltd. (“LFGC”), an Ontario company controlled by a director and chief executive officer of the Company (the “CEO”); $13,540 ($18,000 CAD) (2018-$9,492; $12,000 CAD) in management fees expense with the Company’s chief financial officer (the “CFO”); and $nil ($nil CAD) (2018-$9,492; $12,000 CAD) in management fees expense with the Company’s vice-president of corporate development (the “VPCD”). As at March 31, 2019, unpaid remuneration and unpaid expenses in the amount of $80,759 ($107,923 CAD) (December 31, 2018-$48,691; $66,426 CAD) is included in accounts payable and $177,347 ($237,000 CAD) (December 31, 2018-$184,714; $251,997 CAD) is included in accrued liabilities.

In addition, during the three-month period ended March 31, 2019, the Company incurred interest expense of $3,802 ($5,055 CAD) (2018-$293; $371 CAD) on the outstanding loans from Travellers and $1,669 ($2,219 CAD) (2018-$nil; $nil CAD) on the outstanding loans from the directors. As at March 31, 2019, interest of $23,698 ($31,669 CAD) (December 31, 2018-$17,882; $24,395 CAD) on these loans is included in accrued liabilities.

During the three-month period ended March 31, 2019, the Company incurred $16,998 ($22,598 CAD) (2018-$15,500; $19,595 CAD) in rent paid under a rental agreement to Haute Inc. (“Haute”), an Ontario company controlled by the President.

The Company accrued directors’ compensation for its five independent directors for services provided for the three-month period ended March 31, 2019 in the amount of $2,952 (2018-$791). As at March 31, 2019, $54,200 (December 31, 2018-$52,000) of outstanding fees to the directors is included in accrued liabilities.

Furthermore, the Company granted the CEO 3,000,000 restricted stock units (“RSU”), under a consulting agreement effective January 1, 2017, determined to be valued at $990,000 based on private placement pricing at the time. On each of February 25, 2018 and April 2, 2019, 1,000,000 RSUs were exchanged into 1,000,000 common stock of the Company. The RSUs for the remaining installment are expected to vest annually on January 1, 2020, subject to meeting certain performance objectives. On May 17, 2018, at a meeting of the board of directors (the “Board”), approved an amendment to the President’s consulting agreement, to include the granting of 3,000,000 RSUs to the President, determined to be valued at $3,000,000, based on private placement pricing at the time, on the same terms and conditions as those granted to the CEO. Immediately thereafter, 1,000,000 of the President’s RSUs were exchanged for 1,000,000 common stock of the Company. On January 9, 2019, 1,000,000 of the President’s RSUs were exchanged into 1,000,000 common stock of the Company. Based on private placement pricing at the time, the common stock issued to the President on each exchange of the RSUs, was determined to be valued at $1,000,000. The RSUs for the remaining installment are expected to vest annually on January 1, 2020, subject to meeting certain performance objectives.

For the three-month period ended March 31, 2019, the Company recognized management compensation expense of $332,500 (2018-$82,500 on the award to the CEO) on the awards to the President and the CEO, representing one-sixth of the total value of the awards of $3,990,000, based on private placement pricing at the time.

pg. 13

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2019 and 2018
(Expressed in United States Dollars)
(unaudited)

10. Long-Term Debt

					March	December
	Credit	Credit	Credit	Corporate	31, 2019	31, 2018
	Facility	Facility	Facility	Term	Total	Total
Loan
	(a)	(b)	(c)	(d)
Long-Term Debt	$757,258	$423,490	$36,898	$2,566,942	$3,784,588	$3,727,778
Current portion	(757,258)	(423,490)	(36,898)	(2,566,942)	(3,784,588)	(3,727,778)
Long-term Debt	$-	$-	$-	$-	$-	$-

(a)

The credit facility bears interest at the PACE base rate of 7.00% plus 1.25% per annum, currently 8.25%. The credit facility due on demand, but until a demand is made, is payable in monthly blended installments of principal and interest of $6,558 ($8,764 CAD), and matures on September 2, 2022. The first and only advance on the credit facility on February 2, 2017, in the amount of $1,197,280 ($1,600,000 CAD), is secured by a business loan general security agreement, a $1,197,280 ($1,600,000 CAD) personal guarantee from the President and a charge against the Company’s premises lease. Also pledged as security are the shares of the wholly-owned subsidiaries, a pledge of 3,300,000 of the Company’s shares held by LFGC, 500,000 of the Company’s shares held by the CFO, 2,000,000 of the Company’s shares held by a director’s company and a limited recourse guarantee each of these parties. The credit facility is fully open for prepayment at any time without notice or bonus.

(b)

The credit facility advanced on June 15, 2017, in the amount of $448,980 ($600,000 CAD), bears interest at the PACE base of 7.00% plus 1.25% per annum, currently 8.25%. The credit facility is due on demand, but until a demand is made, is payable in monthly blended installments of principal and interest of $3,667 ($4,901 CAD), and matures on September 2, 2022. The credit facility is secured by a variable rate business loan agreement on the same terms, conditions and security as noted above.

(c)

The credit facility advanced on August 4, 2017, in the amount of $37,415 ($50,000 CAD), bears interest at the PACE base of 7.00% plus 1.25% per annum, currently 8.25%. The credit facility is due on demand, but until a demand is made, is payable in monthly blended installments of principal and interest of $320 ($427 CAD), and matures on September 4, 2022. The credit facility is secured by a variable rate business loan agreement on the same terms, conditions and security as noted above.

(d)

The corporate term loan advanced on September 13, 2017, in the amount of $2,786,779 ($3,724,147 CAD), bears interest at PACE base rate of 7.00% plus 1.25% per annum, currently 8.25%. The corporate term loan is due on demand, but until a demand is made, is payable in monthly blended installments of principal and interest of $22,233 ($29,711 CAD), and matures September 13, 2022. The corporate term loan is secured by a business loan general security agreement representing a floating charge over the assets and undertakings of the Company, a first priority charge under a registered debenture and a lien registered under the Personal Property Security Act in the amount of $2,993,932 ($4,000,978 CAD) against the assets including inventory, accounts receivable and equipment. The corporate term loan also included an assignment of existing contracts included in APA.

The shares of the wholly-owned subsidiaries and those shares held by the companies and the CFO noted under (a) above, represent security for the corporate term loan.

Repayments are as follows:

In the nine-month period ending December 31, 2019	$ 61,424
In the year ending December 31, 2020	88,637
In the year ending December 31, 2021	97,124
In the year ending December 31, 2022	3,537,403
Total	$ 3,784,588

For the three-month period ended March 31, 2019, $77,619 ($103,189 CAD) (2018-$80,775; $102,118 CAD) in interest was charged.

pg. 14

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2019 and 2018
(Expressed in United States Dollars)
(unaudited)

11. Obligations under Capital Lease

			March 31,	December 31,
			2019	2018
	(a)	(b)	Total	Total
Obligations under Capital Lease	$143,493	$134,662	$278,155	$288,708
Less: current portion	(48,961)	(38,756)	(87,717)	(81,109)
Obligations under Capital Lease-Long-term	$94,532	$95,906	$190,438	$207,599

(a)

The lease agreement for certain equipment for the Company’s organic composting facility at a cost of $214,500 ($286,650 CAD), is payable in monthly blended installments of principal and interest of $4,370 ($5,840 CAD), plus applicable harmonized sales taxes and an option to purchase the equipment for a final payment of $21,401 ($28,600 CAD), plus applicable harmonized sales taxes on October 31, 2021. The lease agreement bears interest at the rate of 5.982% annually, compounded monthly, due September 30, 2021.

(b)

The lease for certain equipment for the Company’s organic composting facility at a cost of $185,167 ($247,450 CAD), is payable in monthly blended installments of principal and interest of $3,830 ($5,118 CAD), plus applicable harmonized sales taxes for a period of forty-six months plus the first two monthly blended installments of $7,483 ($10,000 CAD) plus applicable harmonized sales taxes and an option to purchase the equipment for a final payment of $ 18,468 ($24,680 CAD) plus applicable harmonized sales taxes on February 27, 2022. The leasing agreement bears interest at the rate of 6.15% annually, compounded monthly, due January 27, 2022.

The lease liabilities are secured by the equipment under capital lease as described in note 7.

Minimum lease payments are as follows:

In the nine-month period ending December 31, 2019	$78,171
In the year ending December 31, 2020	98,400
In the year ending December 31, 2021	106,691
In the year ending December 31, 2022	22,298
305,560
Less: imputed interest	(27,405)
Total	$278,155

For the three-month period ended March 31, 2019, $3,670 ($4,879 CAD) (2018-$4,172; $5,274 CAD) in interest was charged.

12. Convertible Promissory Notes

		March 31,	December 31,
		2019	2018

(a)	Convertible promissory notes-January 28, 2019 (net of unamortized financing costs of $29,055 (2018- $nil))	$308,445	$-
(b)	Convertible promissory notes-March 7 and March 8, 2019 (net of unamortized financing costs of $87,948) (2018- $nil))	462,052	-
		$770,497	$-

(a)      On January 28, 2019, the Company entered into securities purchase agreements (the “January 2019 SPAs”) with three investors (the “January 2019 Investors”) pursuant to which the Company issued to the January 2019 Investors 12% unsecured convertible promissory notes (the “January 2019 Notes”) in the aggregate principal amount of $337,500, with such principal and the interest thereon convertible into shares of the Company’s common stock (the “Common Stock”) at the January 2019 Investors’ option. Although the January 2019 SPAs are dated January 28, 2019 (the “January 2019 Effective Date”), they became effective upon the receipt in cash of the issue price by the January 2019 Investors.

pg. 15

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2019 and 2018
(Expressed in United States Dollars)
(unaudited)

12. Convertible Promissory Notes, (continued)

The amounts of $102,500, $100,000, and $100,000, totaling $302,500, represented the proceeds to the Company, net of transaction-related expenses, for the January 2019 Notes from the January 2019 Investors and were received in cash from February 1 through February 4, 2019.

The maturity date of each of the January 2019 Notes is January 28, 2020 (the “January 2019 Maturity Dates”). The Notes bear interest at a rate of twelve percent (12%) per annum (the “January 2019 Interest Rate”), which interest shall be paid by the Company to the January 2019 Investors in Common Stock at any time the January 2019 Investors send a notice of conversion to the Company. The January 2019 Investors are entitled to, at their option, convert all or any amount of the principal face amount and any accrued but unpaid interest of the January 2019 Notes into Common Stock, at any time, at a conversion price for each share of Common Stock equal to 65% multiplied by the lowest trading price (as defined in the January 2019 Notes) of the Common Stock as reported on the National Quotations Bureau OTC Marketplace exchange upon which the Company’s shares are traded during the twenty (20) consecutive Trading Day period immediately preceding (i) the January 2019 Effective Date; or (ii) the conversion date.

The January 2019 Notes may be prepaid until 180 days from the January 2019 Effective Date with the following penalties: (i) if the January 2019 Notes are prepaid within sixty (60) days following the January 2019 Effective Date, then the prepayment premium shall be 125% of the face amount plus any accrued interest; (ii) if the January 2019 Notes are prepaid during the period beginning on the date which is sixty-one (61) days following the January 2019 Effective Date, and ending on the date which is ninety (90) days following the January 2019 Effective Date, then the prepayment premium shall be 135% of the face amount plus any accrued interest; (iii) if the January 2019 Notes are prepaid during the period beginning on the date which is ninety-one (91) days following the January 2019 Effective Date, and ending on the date which is one hundred eighty (180) days following the January 2019 Effective Date, then the prepayment premium shall be 145% of the face amount plus any accrued interest. Such prepayment redemptions must be closed and funded within three days of giving notice of prepayment or the right to prepay shall be forfeited.

The Company has reserved a minimum of eight (8) times the number of its authorized and unissued Common Stock (the “January 2019 Reserved Amounts”), free from preemptive rights, to provide for the issuance of Common Stock upon the full conversion of the January 2019 Notes. Upon full conversion of the January 2019 Notes, any shares remaining in such reserve shall be cancelled. The Company increases the January 2019 Reserved Amount in accordance with the Company’s obligations under the January 2019 Notes.

Pursuant to the terms of the January 2019 SPAs, for so long as the Investors own any shares of Common Stock issued upon the conversion of the January 2019 Notes (the “January 2019 Conversion Shares”), the Company has covenanted to secure and maintain the listing of such shares of Common Stock. The Company is also subject to certain customary negative covenants under the January 2019 Notes and the January 2019 SPAs, including but not limited to the requirement to maintain its corporate existence and assets, subject to certain exceptions, and not to make any offers or sales of any security under circumstances that would require registration of or stockholder approval for the January 2019 Notes or the January 2019 Conversion Shares.

The January 2019 Notes also contain certain representations, warranties, covenants and events of default including if the Company is delinquent in its periodic report filings with the Securities and Exchange Commission and increases in the amount of the principal and interest rates under the January 2019 Notes in the event of such defaults. In the event of default, at the option of the January 2019 Investors and in the January 2019 Investors’ sole discretion, the January 2019 Investors may consider the January 2019 Notes immediately due and payable.

(b)        On March 7 and March 8, 2019, the Company entered into two securities purchase agreements (the “March 2019 SPAs”) with two investors (the “March 2019 Investors”) pursuant to which the Company issued to each March 2019 Investor two 12% unsecured convertible promissory notes comprised of the first notes (the “First Notes”) being in the amount of $275,000 each, and the remaining notes in the amount of $275,000 each (the “Back-End Notes,” and, together with the First Notes, the “March 2019 Notes”) in the aggregate principal amount of $1,100,000, with such principal and the interest thereon convertible into Common Stock at the March 2019 Investors’ option. Each First Note contains a $25,000 Original Issue Discount such that the issue price of each First Note was $250,000. The proceeds on the issuance of the First Notes were received from the March 2019 Investors upon the signing of the March 2019 SPAs.

pg. 16

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2019 and 2018
(Expressed in United States Dollars)
(unaudited)

12. Convertible Promissory Notes, (continued)

The proceeds on the issuance of the Back-End Notes were initially received by the issuance of two offsetting $250,000 secured notes to the Company by the March 2019 Investors (the “Buyer Notes”), provided that prior to conversion of the Back-End Notes, the March 2019 Investors must have paid back the Back-End Notes in cash.

Although the March 2019 SPAs are dated March 7, 2019 or March 8, 2019 (each, a “March 2019 Effective Date”), they became effective upon the receipt in cash of the issue price by the March 2019 Investors. On March 11, 2019, the Company received cash of $456,000, net of transaction-related expenses, for the First Notes from the March 2019 Investors.

The maturity dates of the March 2019 Investor Notes are March 7, 2020 or March 8, 2020. The March 2019 Investor Notes bear interest at a rate of twelve percent (12%) per annum (the “March 2019 Interest Rate”), which interest shall be paid by the Company to the March 2019 Investors in Common Stock at any time the March 2019 Investors send a notice of conversion to the Company. The March 2019 Investors are entitled to, at their option, convert all or any amount of the principal face amount and any accrued but unpaid interest of the March 2019 Investor Notes into Common Stock, at any time, at a conversion price for each share of Common Stock equal to 65% multiplied by the lowest trading price (as defined in the Notes) of the Common Stock as reported on the National Quotations Bureau OTC Marketplace exchange upon which the Company’s shares are traded during the twenty (20) consecutive Trading Day period immediately preceding (i) the applicable March 2019 Effective Date; or (ii) the conversion date.

The March 2019 Investor Notes may be prepaid until 180 days from the applicable March 2019 Effective Date with the following penalties: (i) if the March 2019 Investor Notes are prepaid within sixty (60) days following the applicable March 2019 Effective Date, then the prepayment premium shall be 125% of the face amount plus any accrued interest; (ii) if the March 2019 Investor Notes are prepaid during the period beginning on the date which is sixty-one (61) days following the applicable March 2019 Effective Date, and ending on the date which is ninety (90) days following the applicable March 2019 Effective Date, then the prepayment premium shall be 135% of the face amount plus any accrued interest; (iii) if the March 2019 Investor Notes are prepaid during the period beginning on the date which is ninety-one (91) days following the applicable March 2019 Effective Date, and ending on the date which is one hundred eighty (180) days following the applicable March 2019 Effective Date, then the prepayment premium shall be 145% of the face amount plus any accrued interest. Such prepayment redemptions must be closed and funded within three days of giving notice of prepayment or the right to prepay shall be forfeited.

The Company reserved a minimum of eight (8) times the number of its authorized and unissued Common Stock (the “March 2019 Reserved Amounts”), free from preemptive rights, to provide for the issuance of Common Stock upon the full conversion of the March 2019 Investor Notes. Upon full conversion of the March 2019 Investor Notes, any shares remaining in such reserve shall be cancelled. The Company increases the March 2019 Reserved Amount in accordance with the Company’s obligations under the March 2019 Investor Notes.

Pursuant to the terms of the March 2019 SPAs, for so long as the March 2019 Investors own any shares of Common Stock issued upon the conversion of the March 2019 Investor Notes (the “March 2019 Conversion Shares”), the Company has covenanted to secure and maintain the listing of such shares of Common Stock. The Company is also subject to certain customary negative covenants under the March 2019 Investor Notes and the March 2019 SPAs, including but not limited to the requirement to maintain its corporate existence and assets, subject to certain exceptions, and not to make any offers or sales of any security under circumstances that would require registration of or stockholder approval for the March 2019 Investor Notes or the March 2019 Conversion Shares.

The March 2019 Investor Notes contain certain representations, warranties, covenants and events of default including if the Company is delinquent in its periodic report filings with the Securities and Exchange Commission which would increase the amount of the principal and interest rates under the Notes in the event of such defaults. In the event of default, at the option of the March 2019 Investors and in the March 2019 Investors’ sole discretion, the March 2019 Investors may consider the March 2019 Investor Notes immediately due and payable.

During the three-month period ending March 31, 2019, the Company accrued interest of $11,039 (2018-$nil) on the outstanding promissory notes.

pg. 17

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2019 and 2018
(Expressed in United States Dollars)
(unaudited)

13. Operating lease liability

As noted under note 8, Operating lease right-of-use asset, the Company has recognized an operating lease right-of-use asset and a related operating lease liability, effective January 1, 2019, based on the present value of lease payments over the lease term that expires on March 31, 2034, calculated to be $217,755 ($297,074 CAD) which were included in the interim condensed consolidated balance sheet.

As at March 31, 2019, the minimum lease payments, as calculated under the new lease guidance and reconciled to the operating lease liability are as follows:

In the nine-month period ending December 31, 2019	$27,687
In the year ending December 31, 2020	34,422
In the year ending December 31, 2021	34,422
In the year ending December 31, 2022	34,422
In the year ending December 31, 2023	34,422
Thereafter	291,089
456,464
Less: imputed interest	(235,264)
Present value of minimum lease payments	221,200
Less: current portion of operating lease liability	(11,430)
Long-term portion of operating lease liability	$209,770

During the three-month period ending March 31, 2019, the Company incurred interest of $6,679 ($8,879 CAD) (2018-$nil; $nil CAD) on the operating lease liability.

14. Loans Payable to Related Parties

	March 31, 2019	December 31, 2018

Travellers International Inc.	$56,123	$146,500
Directors	56,122	54,975
	$112,245	$201,575

Loan payable in the amount of $56,123 ($75,000 CAD) (December 31, 2018-$146,500; $200,000 CAD), owing to Travellers bears interest at the rate of 12% per annum, is due on demand and is unsecured. As at March 31, 2019 $17,196 ($22,980 CAD) (December 31, 2018-$13,110; $17,885 CAD) in interest is included in accrued liabilities.

Loans payable to directors in the amount of $56,122 ($75,000 CAD) (December 31, 2018-$54,975; $75,000 CAD), owing to three directors bears interest at the rate of 12% per annum, is due on demand and is unsecured. As at March 31, 2019, $6,532 ($8,729 CAD) (December 31, 2018-$4,772; $6,510 CAD) in interest is included in accrued liabilities.

During the three-month period ended March 31, 2019, $5,472 ($7,274 CAD) (2018-$293; $371 CAD) in interest was charged on the loans payable to related parties.

15. Capital Stock

As at March 31, 2019, the Company had 150,000,000 of common shares authorized with a par value of $.0001 per share and 41,404,531 (2018-40,299,531) common shares issued and outstanding. During the three-month period ended March 31, 2019, the Company raised $nil (December 31, 2018-$650,240) cash on a private placement, net of share issue costs of $nil (2018-$46,260), on the issuance of nil (December 31, 2018-696,500) common shares of the Company. The Company issued 1,000,000 common shares on the exchange of the President’s 1,000,000 2018 RSUs; 5,000 common shares for proceeds received prior to December 31, 2018 of $4,600, net of share issue costs of $400; and 100,000 common shares for professional services in the amount of $53,000, based on the closing trading price on the day immediately before issuance.

pg. 18

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2019 and 2018
(Expressed in United States Dollars)
(unaudited)

15. Capital Stock, (continued)

In addition, during the prior year, the Company issued 190,000 common shares of the Company, in regard to the $178,200 proceeds received from a private placement prior to December 31, 2017, net of share issue costs of $11,800 and issued 20,000 common shares of the Company to a new director, determined to be valued at $20,000, based on private placement pricing at the time.

All non-cash transactions were valued based on the proceeds of a recent private placement.

The Company also granted the CEO 3,000,000 RSUs under a new consulting agreement effective January 1, 2017. The RSUs are expected to vest in three equal installments annually on January 1, 2018, 2019 and 2020. On February 25, 2018, the Company issued 1,000,000 common shares in exchange for 1,000,000 RSUs to the CEO. In addition, on May 17, 2018, at a meeting of the Board, the Board approved an amendment to the President’s consulting agreement, to include the granting of 3,000,000 RSUs to the President, determined to be valued at $3,000,000, based on private placement pricing at the time on the same terms and conditions as those granted to the CEO. Effective May 17, 2018, 1,000,000 RSUs were exchanged into 1,000,000 common stock. Based on private placement pricing at the time, the common stock issued in exchange for the RSUs, was determined to be valued at $1,000,000.

16. Commitments

a)

Effective January 1, 2017, new consulting agreements were finalized for the services of the President and for the CEO. The consulting agreements are for a period of three years, commencing January 1, 2017. For each of these two executive officers, the monthly fees are as follows: $3,742 ($5,000 CAD) for 2017 and $11,225 ($15,000 CAD) for 2018 and 2019. In addition, the CEO was granted 3,000,000 RSUs on January 1, 2017. On January 1, 2018, 1,000,000 RSUs were exchanged into 1,000,000 common stock. The RSUs of the remaining two installments are to vest annually on January 1, 2019 and 2020, respectively, upon meeting certain performance objectives. On May 17, 2018, the President’s consulting agreement was amended by the Board to add the granting of 3,000,000 RSUs, on the same terms and conditions as those of the CEO. On this date, the President was issued 1,000,000 common stock on the exchange of 1,000,000 RSUs. The future minimum commitment under these consulting agreements, is as follows:

For the nine-month period ending December 31, 2019	$202,041

b)

Effective January 1, 2017, the Company entered into a new three-year premises lease agreement with Haute at a monthly amount of $2,993 ($4,000 CAD) for 2017, $ 3,742 ($5,000 CAD) for 2018 and $4,490 ($6,000 CAD) for 2019. The Company is also responsible for all expenses and outlays in connection with its occupancy of the leased premises, including, but not limited to utilities, realty taxes and maintenance. The future minimum commitment under this premises lease agreement is as follows:

For the nine-month period ending December 31, 2019	$40,408

c)

The Company was assigned the land lease on the purchase of certain assets of Astoria. The land lease, which comprises 13.88 acres in Roslin, Ontario, Canada, has a term expiring March 31, 2034. The basic monthly rent on the net lease is $2,245 ($3,000 CAD) and is subject to adjustment based on the consumer price index as published by Statistics Canada (“CPI”). To date, no adjustment for CPI has been charged by the landlord. The Company is also responsible for any property taxes, maintenance, insurance and utilities. In addition, the Company has the right to extend the lease for five further terms of five years each and one further term of five years less one day. Effective January 1, 2019, this right-of-use operating lease has been reported as an operating lease right-of-use asset and an operating lease liability on the interim condensed consolidated balance sheets.

In addition, the Company was recently informed that, through a special provision of the site plan agreement with the City of Belleville (the “City”), Ontario, the Company is required to fund certain road maintenance required by the City for the years 2017 through to 2025 at an annual rate of $7,483 ($10,000 CAD). The first year of the special provision was 2016, approximately one year before the Company acquired certain assets of Astoria. This special provision was not addressed in the APA and as a result, the Company may be liable for both the 2016 and 2017 assessments.

pg. 19

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2019 and 2018
(Expressed in United States Dollars)
(unaudited)

16.	Commitments, (continued)

The payments are due each September 30th. The Company’s estimates that its portion for the year ended September 30, 2017, would be equal to the 15 days the Company owned the organic composting facility, after it was acquired on September 15, 2017. The amounts for 2016 and 2017 have not been paid and unless this can be resolved with the operator for the period prior to September 15, 2017, the Company may be liable for both these years. Effective January 1, 2019, the assessments due for the years 2019 through to 2025 have been included with the operating right-of-use asset and operating lease liability on the interim condensed consolidated balance sheets.

d)

PACE has provided the Company a letter of credit in favor of the Ministry of the Environment, Conservation and Parks (the “MOECP”), (formerly the Ministry of the Environment and Climate Change) in the amount of $207,153 ($276,831 CAD) and, as security, has registered a charge of lease over the premises, located at 704 Phillipston Road, Roslin, Ontario, Canada. The Company is required to provide for environmental remediation and clean-up costs for its organic composting facility. The letter of credit is a requirement of the MOECP and is in connection with the financial assurance provided by the Company for it to be in compliance with the MOECPs environmental objectives. The MOECP regularly evaluates the Company’s organic composting facility to ensure compliance is adhered to and the letter of credit is subject to change by the MOECP. Since the fair value of the environmental remediation costs cannot be determined at this time, no estimate of such costs has been recorded in the accounts. As of March 31, 2019, the MOECC has not drawn on the letter of credit.

17. Economic Dependence

The Company generated 90% of its revenue from four customers.

18. Subsequent Events

The Company’s management has evaluated subsequent events up to the date the interim condensed consolidated financial statements were issued, pursuant to the requirements of ASC 855 and has determined the following to be material subsequent events:

(a)

Subsequent to March 31, 2019, the Company issued 1,000,000 common shares to the CEO in exchange for his 2018 RSUs determined to be valued at $330,000, based on private placement pricing at the time and expensed during the year ended December 31, 2018 and 80,000 common shares to four directors for their 2018 services, based on the closing trading price of the Company’s common shares immediately before issuance, a total of $39,200.

(b)

On April 24 ,2019, the Company received one of the Back-End Notes from the March 2019 Investors in the principal amount of $275,000. The proceeds received by the Company was $228,000, net of financing costs.

(c)

On May 2, 2019, the Company received a commitment in the form of a one year $1,346,940 ($1,800,000 CAD) mortgage, to finance the Company’s purchase of the shares of 1684567 Ontario Inc. The Company anticipates closing this transaction on May 17, 2019. The assets of 1684567 Ontario Inc. include the property that the Company leases for its organic composting facility. Included under prepaid expenses and deposits in the interim condensed consolidated balance sheets, is a deposit of $14,966 ($20,000 CAD) the Company paid in connection with this commitment.

pg. 20

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements in this Management's Discussion and Analysis ("MD&A"), other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "would," "expect," "intend," "could," "estimate," "should," "anticipate," or "believe," and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. Readers should carefully review the risk factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the Securities and Exchange Commission on April 1, 2019.

The following MD&A is intended to help readers understand the results of our operation and financial condition, and is provided as a supplement to, and should be read in conjunction with, our Interim Unaudited Financial Statements and the accompanying Notes to Interim Unaudited Financial Statements under Part 1, Item 1 of this Quarterly Report on Form 10-Q.

Growth and percentage comparisons made herein generally refer to the three-month period ended March 31, 2019 compared with the three-month period ended March 31, 2019 unless otherwise noted. Unless otherwise indicated or unless the context otherwise requires, all references in this document to "we, "us, "our," the "Company," and similar expressions refer to SusGlobal Energy Corp., and depending on the context, its subsidiaries.

SPECIAL NOTICE ABOUT GOING CONCERN AUDIT OPINION

OUR AUDITOR ISSUED AN OPINION EXPRESSING SUBSTANTIAL DOUBT AS TO OUR ABILITY TO CONTINUE IN BUSINESS AS A GOING CONCERN FOR THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017. YOU SHOULD READ THIS QUARTERLY REPORT ON FORM 10-Q WITH THE “GOING CONCERN” ISSUES IN MIND.

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

pg. 21

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

pg. 22

The convertibility of organic material into valuable end products such as biogas, liquid biofuels, organic fertilizers and compost shows the utility of renewable energy. These products can be converted into electricity, fuels and marketed to agricultural operations that are looking for an increase in crop yields, soil amendment and environmentally-sound practices. This practice also diverts these materials from landfills and reduces greenhouse gas emissions that result from landfilling organic wastes. The Company can provide peace of mind that the full lifecycle of organic material is achieved, global benefits are realized and stewardship for total sustainability is upheld. It is management's objective to grow SusGlobal into a significant sustainable waste to energy and regenerative products provider, as Leaders in The Circular Economy™.

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

pg. 23

Deposits on Acquisition of Shares and Assets

On March 19, 2019, the Company paid a deposit of $14,966 ($20,000 CAD) in connection with the financing commitment in the form of a one-year mortgage in the amount of $1,346,940 ($1,800,000 CAD), in connection with the offer to purchase the shares of 168457 Ontario Inc., described below.

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

Other

On February 16, 2018, the Company finalized a lease agreement for certain equipment for its organic composting facility, which was previously on monthly rental, in the amount of $185,167 ($247,450 CAD) (the “2018 Equipment Lease Agreement”). The 2018 Equipment Lease Agreement is for a period of forty-eight months, with two initial monthly installments of $7,483 ($10,000 CAD) each, plus the applicable harmonized sales taxes, followed by forty-six monthly blended installments of principal and interest of $3,830 ($5,118 CAD), plus the applicable harmonized sales taxes. The Company has the option to purchase the equipment on the forty ninth month for an amount of $18,468 ($24,680 CAD), plus the applicable harmonized sales taxes. The 2018 Equipment Lease Agreement bears interest at the rate of 6.15% annually, compounded monthly, due January 27, 2022. During the three-month period ending March 31, 2019 $2,178 ($2,895 CAD) (2018-$963; $1,217 CAD) of interest was charged on the 2018 Equipment Lease Agreement.

On October 30, 2017, the Company finalized a lease agreement for certain equipment for its organic composting facility, which commenced on October 30, 2017, in the amount of $214,500 ($286,650 CAD) (the “October 2017 Equipment Lease Agreement”). The October 2017 Equipment Lease Agreement requires monthly blended installments of principal and interest of $4,370 ($5,840 CAD), plus applicable harmonized sales taxes and a final balloon payment of $21,401 ($28,600 CAD), plus applicable harmonized sales taxes on October 31, 2021. The October 2017 Equipment Lease Agreement bears interest at the rate of 5.982% annually, compounded monthly, due September 30, 2021. During the three-month period ending March 31, 2019, $1,492 ($1,984 CAD) (2018-$2,994; $3,785 CCAD) of interest was charged on the October 2017 Equipment Lease Agreement.

On September 21, 2017, the company finalized a lease agreement for the lease of certain equipment for its organic composting facility, in the amount of $12,856 ($17,180 CAD) (the “September 2017 Equipment Lease Agreement”). The September 2017 Equipment Lease Agreement requires monthly blended installments of principal and interest of $949 ($1,268 CAD) at a monthly interest rate of 5.95%, due and fully paid on November 10, 2018. During the three-month period ending March 31, 2019, $nil ($nil CAD) (2018-$209; $264 CAD) of interest was charged under the September 2017 Equipment Lease Agreement.

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

pg. 24

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

Effective January 1, 2017, new consulting agreements were finalized for the services of the President and the CEO (the “Consulting Agreements”). The Consulting Agreements are for a period of three years, commencing January 1, 2017. For each of the President and the CEO, the monthly fees are as follows: $3,742 ($5,000 CAD) for 2017 and $11,225 ($15,000 CAD) for 2018 and 2019. In addition, the CEO was granted 3,000,000 RSUs on January 1, 2017, determined to be valued at $990,000, based on private placement pricing at the time. On each of February 25, 2018 and April 2, 2019, 1,000,000 RSUs were exchanged into 1,000,000 shares of common stock of the Company. The RSUs of the remaining installment are expected to vest on January 1, 2020, upon meeting certain performance objectives. On May 17, 2018, the President’s Consulting Agreement was amended by the Board of Directors’ (the “Board”), to add the granting of 3,000,000 RSUs, determined to be valued at $3,000,000 based on private placement pricing at the time on the same terms and conditions as those of the CEO. On this date, the President was issued 1,000,000 shares of common stock of the Company in exchange for 1,000,000 RSUs. On January 9, 2019, 1,000,000 RSUs were exchanged for 1,000,000 common stock of the Company. The RSUs of the remaining installment are expected to vest on January 1, 2020, upon meeting certain performance objectives.

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

On October 21, 2016, the Company hired the services of a contractor to assume the role of vice-president of corporate development (“VPCD”), effective November 1, 2016, for a period of fourteen months, at the rate of $2,993 ($4,000 CAD) per month, plus applicable taxes. In addition, the contractor was offered up to 115,000 shares of Common Stock of the Company, at a price of $0.10 per common share, exercisable within 180 days of the effective date of the contract. On April 30, 2017, the contractor exercised the offer to purchase 115,000 shares of Common Stock of the Company. At the end of the fourteen-month term, the VPCD continued to provide services on a monthly basis for the first three months of 2018.

On November 4, 2016, the Company’s BioGrid Project, a project described in the expansion and operation agreement (the “BioGrid Agreement”) with the Township of Georgian Bluffs and the Township of Chatsworth (the “Municipalities”), was terminated.

On August 19, 2016, Travellers provided an unsecured loan bearing interest at an annual rate of 12% in the amount of 157,143 ($210,000 CAD) which was required to initiate a letter of credit in the amount of $149,660 ($200,000 CAD). This loan was repaid in full, with accrued interest on April 3, 2018. Fees for the letter of credit included $7,483 ($10,000 CAD) incurred and charged by Travellers and $2,245 ($3,000 CAD) charged by the Company’s chartered bank. There is no written agreement evidencing this loan and the loan was approved by the Board of Directors of the Company.

On May 14, 2015, the Ontario Ministry of the Environment, Conservation and Parks (the “MOECP”) formerly the Ontario Ministry of the Environment and Climate Change, announced formal targets to be met to satisfy a commitment necessary to join the Western Climate Initiative (the “WCI”) along with Quebec and California, who are in the WCI with Cap and Trade commitments since 2014. The Ontario emission targets are very ambitious, with GHG emission reductions of 15% by 2020, 37% by 2030 and 80% by 2050, all from a 1990 baseline. Ontario achieved a 6% reduction in GHG emissions from 1990 levels in 2014, mainly by closing all coal-fired power plants. The targets announced will require a focused program to reduce GHG emissions.

pg. 25

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

Operations

The Company owns the Environmental Compliance Approvals (the “ECAs”) issued by the MOECP, from the Province of Ontario, in place to accept up to 70,000 metric tonnes of waste annually from the provinces of Ontario and Quebec and from western New York state, and to operate a waste transfer station with the capacity to process up to 50,000 metric tonnes of waste annually. Once built, the location of the waste transfer station will be alongside the organic composting facility which is currently in operation near Belleville, Ontario, Canada.

Waste Transfer Station: Access to the waste transfer stations is critical to haulers who collect waste in areas not in close proximity to disposal facilities where such disposal continues to be permitted. Tipping fees charged to third parties at waste transfer stations are usually based on the type and volume or weight of the waste deposited at the waste transfer station, the distance to the disposal site, market rates for disposal costs and other general market factors.

Organic Composting Facility. The Company’s organic composting facility, located near Belleville, Ontario Canada, has ECAs in place to accept up to 70,000 metric tonnes of waste annually and is currently in operation. Certain assets of the organic composting facility, including the ECAs for the waste transfer station, were acquired by the Company on September 15, 2017, from the court appointed receiver, BDO, for Astoria, under the APA. The Company charges tipping fees for the waste accepted at the organic composting facility based on arrangements in place with the customers and the type of waste accepted. Typical waste accepted includes, leaf and yard, biosolids, food, liquid, paper sludge and source separated organics. During the three-month period ending March 31, 2019, tipping fees ranged from $19 ($25 CAD) to $64 ($85 CAD) per metric tonne.

Compost Sales. The Company also sells organic compost (screened and unscreened) to local customers. During the three-month period ending March 31, 2019, the average selling price of the compost per metric tonne was approximately $8 ($11 CAD).

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2019, the Company had a cash balance (bank indebtedness) of $3,933 (December 31, 2018-$42,711) and current debt obligations in the amount of $5,804,761 (December 31, 2018-$5,045,362). As at March 31, 2019, the Company had a working capital deficit of $5,565,973 (December 31, 2018-$4,830,948). The Company does not currently have sufficient funds to satisfy the current debt obligations. Should the Company’s creditors seek or demand payment, the Company does not have the resources to pay or satisfy any such claims currently.

The Company’s total assets at March 31, 2019 were $3,940,172 (December 31, 2018-$3,710,713) and total current liabilities were $5,804,761 (December 31, 2018-$5,045,362). Significant losses from operations have been incurred since inception and there is an accumulated deficit of $9,634,856 as of March 31, 2019 (December 31, 2018 -$8,554,312). Continuation as a going concern is dependent upon generating significant new revenue and generating external capital and securing debt to achieve profitable operations while maintaining current fixed expense levels.

pg. 26

To pay current debt obligations and to fund any future operations, the Company requires significant new funds, which the Company may not be able to obtain. In addition to the funds required to liquidate the $5,804,761 in current debt obligations, the Company estimates that approximately $13,000,000 must be raised to fund capital requirements and general corporate expenses for the next 12 months.

In the normal course of business, we are exposed to market risks, including changes in interest rates, certain commodity prices and Canadian currency rates. The Company does not use derivatives to manage these risks.

On March 7 and March 8, 2019, the Company entered into two securities purchase agreements (the “March 2019 SPAs”) with two investors (the “March 2019 Investors”) pursuant to which the Company issued to each March 2019 Investor two 12% unsecured convertible promissory notes comprised of the first notes (the “First Notes”) being in the amount of $275,000 each, and the remaining notes in the amount of $275,000 each (the “Back-End Notes,” and, together with the First Notes, the “March 2019 Notes”) in the aggregate principal amount of $1,100,000, with such principal and the interest thereon convertible into Common Stock at the March 2019 Investors’ option. Each First Note contains a $25,000 Original Issue Discount such that the issue price of each First Note was $250,000. The proceeds on the issuance of the First Notes were received from the March 2019 Investors upon the signing of the March 2019 SPAs.

Although the March 2019 SPAs are dated March 7, 2019 or March 8, 2019 (each, a “March 2019 Effective Date”), they became effective upon the receipt in cash of the issue price by the March 2019 Investors. On March 11, 2019, the Company received cash of $456,000, net of transaction-related expenses, for the First Notes from the March 2019 Investors.

The maturity dates of the March 2019 Investor Notes are March 7, 2020 or March 8, 2020. The March 2019 Investor Notes bear interest at a rate of twelve percent (12%) per annum (the “March 2019 Interest Rate”), which interest shall be paid by the Company to the March 2019 Investors in Common Stock at any time the March 2019 Investors send a notice of conversion to the Company. The March 2019 Investors are entitled to, at their option, convert all or any amount of the principal face amount and any accrued but unpaid interest of the March 2019 Investor Notes into Common Stock, at any time, at a conversion price for each share of Common Stock equal to 65% multiplied by the lowest trading price (as defined in the Notes) of the Common Stock as reported on the National Quotations Bureau OTC Marketplace exchange upon which the Company’s shares are traded during the twenty (20) consecutive Trading Day period immediately preceding (i) the applicable March 2019 Effective Date; or (ii) the conversion date.

The March 2019 Investor Notes may be prepaid until 180 days from the applicable March 2019 Effective Date with the following penalties: (i) if the March 2019 Investor Notes are prepaid within sixty (60) days following the applicable March 2019 Effective Date, then the prepayment premium shall be 125% of the face amount plus any accrued interest; (ii) if the March 2019 Investor Notes are prepaid during the period beginning on the date which is sixty-one (61) days following the applicable March 2019 Effective Date, and ending on the date which is ninety (90) days following the applicable March 2019 Effective Date, then the prepayment premium shall be 135% of the face amount plus any accrued interest; (iii) if the March 2019 Investor Notes are prepaid during the period beginning on the date which is ninety-one (91) days following the applicable March 2019 Effective Date, and ending on the date which is one hundred eighty (180) days following the applicable March 2019 Effective Date, then the prepayment premium shall be 145% of the face amount plus any accrued interest. Such prepayment redemptions must be closed and funded within three days of giving notice of prepayment or the right to prepay shall be forfeited.

The Company reserved a minimum of eight (8) times the number of its authorized and unissued Common Stock (the “March 2019 Reserved Amounts”), free from preemptive rights, to provide for the issuance of Common Stock upon the full conversion of the March 2019 Investor Notes. Upon full conversion of the March 2019 Investor Notes, any shares remaining in such reserve shall be cancelled. The Company increases the March 2019 Reserved Amount in accordance with the Company’s obligations under the March 2019 Investor Notes.

Pursuant to the terms of the March 2019 SPAs, for so long as the March 2019 Investors own any shares of Common Stock issued upon the conversion of the March 2019 Investor Notes (the “March 2019 Conversion Shares”), the Company has covenanted to secure and maintain the listing of such shares of Common Stock. The Company is also subject to certain customary negative covenants under the March 2019 Investor Notes and the March 2019 SPAs, including but not limited to the requirement to maintain its corporate existence and assets, subject to certain exceptions, and not to make any offers or sales of any security under circumstances that would require registration of or stockholder approval for the March 2019 Investor Notes or the March 2019 Conversion Shares.

The March 2019 Investor Notes contain certain representations, warranties, covenants and events of default including if the Company is delinquent in its periodic report filings with the Securities and Exchange Commission which would increase the amount of the principal and interest rates under the Notes in the event of such defaults. In the event of default, at the option of the March 2019 Investors and in the March 2019 Investors’ sole discretion, the March 2019 Investors may consider the March 2019 Investor Notes immediately due and payable.

pg. 27

On April 24, 2019, the Company received one of the Back-End Notes from the March 2019 Investors in the principal amount of $275,000. The cash proceeds received by the Company was $228,000, net of financing costs.

On January 28, 2019, the Company entered into securities purchase agreements (the “January 2019 SPAs”) with three investors (the “January 2019 Investors”) pursuant to which the Company issued to the January 2019 Investors 12% unsecured convertible promissory notes (the “January 2019 Notes”) in the aggregate principal amount of $337,500, with such principal and the interest thereon convertible into shares of the Company’s common stock (the “Common Stock”) at the January 2019 Investors’ option. Although the January 2019 SPAs are dated January 28, 2019 (the “January 2019 Effective Date”), they became effective upon the receipt in cash of the issue price by the January 2019 Investors.

The amounts of $102,500, $100,000, and $100,000, totaling $302,500, represented the proceeds to the Company, net of transaction-related expenses, for the January 2019 Notes from the January 2019 Investors and were received in cash from February 1 through February 4, 2019.

The maturity date of each of the January 2019 Notes is January 28, 2020 (the “January 2019 Maturity Dates”). The Notes bear interest at a rate of twelve percent (12%) per annum (the “January 2019 Interest Rate”), which interest shall be paid by the Company to the January 2019 Investors in Common Stock at any time the January 2019 Investors send a notice of conversion to the Company. The January 2019 Investors are entitled to, at their option, convert all or any amount of the principal face amount and any accrued but unpaid interest of the January 2019 Notes into Common Stock, at any time, at a conversion price for each share of Common Stock equal to 65% multiplied by the lowest trading price (as defined in the January 2019 Notes) of the Common Stock as reported on the National Quotations Bureau OTC Marketplace exchange upon which the Company’s shares are traded during the twenty (20) consecutive Trading Day period immediately preceding (i) the January 2019 Effective Date; or (ii) the conversion date.

The January 2019 Notes may be prepaid until 180 days from the January 2019 Effective Date with the following penalties: (i) if the January 2019 Notes are prepaid within sixty (60) days following the January 2019 Effective Date, then the prepayment premium shall be 125% of the face amount plus any accrued interest; (ii) if the January 2019 Notes are prepaid during the period beginning on the date which is sixty-one (61) days following the January 2019 Effective Date, and ending on the date which is ninety (90) days following the January 2019 Effective Date, then the prepayment premium shall be 135% of the face amount plus any accrued interest; (iii) if the January 2019 Notes are prepaid during the period beginning on the date which is ninety-one (91) days following the January 2019 Effective Date, and ending on the date which is one hundred eighty (180) days following the January 2019 Effective Date, then the prepayment premium shall be 145% of the face amount plus any accrued interest. Such prepayment redemptions must be closed and funded within three days of giving notice of prepayment or the right to prepay shall be forfeited.

The Company has reserved a minimum of eight (8) times the number of its authorized and unissued Common Stock (the “January 2019 Reserved Amounts”), free from preemptive rights, to provide for the issuance of Common Stock upon the full conversion of the January 2019 Notes. Upon full conversion of the January 2019 Notes, any shares remaining in such reserve shall be cancelled. The Company increases the January 2019 Reserved Amount in accordance with the Company’s obligations under the January 2019 Notes.

Pursuant to the terms of the January 2019 SPAs, for so long as the Investors own any shares of Common Stock issued upon the conversion of the January 2019 Notes (the “January 2019 Conversion Shares”), the Company has covenanted to secure and maintain the listing of such shares of Common Stock. The Company is also subject to certain customary negative covenants under the January 2019 Notes and the January 2019 SPAs, including but not limited to the requirement to maintain its corporate existence and assets, subject to certain exceptions, and not to make any offers or sales of any security under circumstances that would require registration of or stockholder approval for the January 2019 Notes or the January 2019 Conversion Shares.

The January 2019 Notes also contain certain representations, warranties, covenants and events of default including if the Company is delinquent in its periodic report filings with the Securities and Exchange Commission and increases in the amount of the principal and interest rates under the January 2019 Notes in the event of such defaults. In the event of default, at the option of the January 2019 Investors and in the January 2019 Investors’ sole discretion, the January 2019 Investors may consider the January 2019 Notes immediately due and payable.

During the three-month period ending March 31, 2019, the Company accrued interest of $11,039 (2018-$nil) on the outstanding promissory notes.

On April 11, 2018, three directors each loaned the Company $19,928 ($25,000 CAD) for working capital purposes (the “Director Loans”). The Director Loans bear interest at the rate of 12% per annum, are due on demand and unsecured. There are no written agreements evidencing the Director Loans. During the three-month period ending March 31, 2019 $1,669 ($2,219 CAD) (2018-$nil; $nil CAD) of interest was charged on the Director Loans. As at March 31, 2019, 2018, $6,521 ($8,729 CAD) (December 31, 2018-$4,772; $6,510 CAD) in interest is included in accrued liabilities and the Director Loans remain outstanding in the amount of $56,123 ($75,000 CAD) (December 31, 2018-$54,975; $75,000 CAD).

pg. 28

On April 3, 2018, a new loan was provided by Travellers International Inc. (“Travellers”), an Ontario company controlled by the Executive Chairman and President, who is also a director of the Company, in the amount of $159,420 ($200,000 CAD) (the “Travellers Loan”). A portion of the funds, $110,777 ($151,128 CAD), was used to pay two overdue monthly principal and interest instalments on the Company’s PACE Corporate Term Loan. This new loan is due on demand, unsecured and bears interest at the rate of 12% per annum. There is no written agreement evidencing the Travellers Loan. During the three-month period ending March 31, 2019, $3,802 ($5,055 CAD) (2018-$293,094; $371 CAD) in interest was charged on the Travellers Loan and other loans repaid to Travellers during the year. As at March 31, 2019, $17,166 ($22,940 CAD) (December 31, 2018-$13,110; $17,885 CAD) in interest is included in accrued liabilities and the Travellers Loan remains outstanding in the amount of $56,123 ($75,000 CAD) (December 31, 2018-$146,600; $200,000 CAD).

As of March 31, 2019, the current and long-term portions of our long-term debt balance and our obligations under capital lease were $3,784,588 ($5,057,588 CAD) and $278,155 ($371,716 CAD) respectively of $4,062,743 ($5,429,297 CAD) in total.

In addition, at March 31, 2019, the Company had an outstanding letter of credit prepared by PACE, in the amount of $207,153 ($276,831 CAD), in favor of the MOECP. The letter of credit is a requirement of the MOECP and is in connection with the financial assurance provided by the Company, for it to be in compliance with the MOECPs environmental objectives. The MOECP regularly evaluates the Company’s organic composting facility to ensure compliance is adhered to and the letter of credit is subject to change by the MOECP. As of March 31, 2019, and the date of this filing, the MOECP has not drawn on this letter of credit.

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

The funds advanced on the PACE Line of Credit of $1,172,800 ($1,600,000 CAD) bore interest at the PACE base rate of 6.75% plus 1.25% per annum, at the time 8%, and was payable on a monthly basis, interest only, until refinanced, as noted below. The PACE Line of Credit is secured by a business loan general security agreement, a $1,172,800 ($1,600,000 CAD) personal guarantee from the president of the Company (the “President”) and a charge against the Company’s office premises lease. Also pledged as security are the shares of the wholly-owned subsidiaries and a pledge of 3,300,000 shares of Common Stock of the Company held by Landfill Gas Canada Ltd. (“LFGC”), an Ontario company controlled by a director and chief executive officer of the Company (the “CEO”), 500,000 shares of Common Stock of the Company held by the chief financial officer (the “CFO”) and 2,000,000 shares of Common Stock of the Company held by a director’s company, and a limited recourse guarantee by each. The PACE Line of Credit is fully open for prepayment at any time without notice or bonus. A total commitment fee of $80,630 ($110,000 CAD) was paid to PACE. In addition, the agents who assisted in establishing the PACE Line of Credit received 1,620,000 shares of Common Stock of the Company determined to be valued at $469,800, based on private placement pricing at the time and cash of $300,000, on closing, for their services. Other closing costs in connection with the PACE Line of Credit included legal fees of $28,377 ($38,713 CAD). As at March 31, 2019, $757,258 ($1,011,971 CAD) (December 31, 2018-$745,897; $1,017,595 CAD) remains outstanding. During the three-month period ending March 31, 2019, the Company incurred interest charges of $15,502 ($20,609 CAD) (2018-$16,011; $20,242 CAD) on the PACE Line of Credit.

On July 27, 2018, the Company refinanced this credit facility at the PACE base rate of 7% plus 1.25% per annum, currently 8.25%. The credit facility is due on demand, but until a demand is made, is payable in monthly blended installments of principal and interest of $6,558 ($8,764 CAD), commencing August 2, 2018, amortized over a twenty-year period and matures on September 2, 2022.

On June 15, 2017, PACE loaned the Company $439,800 ($600,000 CAD) under a variable rate business loan agreement (the “PACE Business Loan Agreement”), for its bid for the purchase of certain assets of Astoria on terms and conditions similar to the abovementioned PACE Line of Credit. As at March 31, 2019, $423,490 ($565,936 CAD) (December 31, 2018-$417,137; $559,081 CAD) remains outstanding under the PACE Business Loan Agreement. During the three-month period ending March 31, 2019, the Company incurred interest charges of $8,695 ($11,559 CAD) (2018-$8,780; $11,320 CAD) in connection with the PACE Business Loan Agreement.

On July 27, 2018, the Company refinanced this credit facility at the PACE base rate of 7% plus 1.25% per annum, currently 8.25%. The credit facility is due on demand, but until a demand is made, is payable in monthly blended installments of principal and interest of $3,667 ($4,901 CAD), commencing August 2, 2018, amortized over a twenty-year period and matures on September 2, 2022.

pg. 29

On August 4, 2017, PACE loaned the Company $36,665 ($50,000 CAD) under a variable business loan agreement, to satisfy an outstanding liability on terms and conditions similar to the abovementioned PACE Line of Credit, except that the loan was due February 4, 2019. As at March 31, 2019, $36,898 ($49,309 CAD) (December 31, 2018-$36,344; $49,583 CAD) remains outstanding. During the three-month period ending March 31 2019, the Company incurred interest charges of $757 ($1,007 CAD) (2018-$780; $986 CAD) on this credit facility.

On July 27, 2018, the Company refinanced this credit facility at the PACE base rate of 7% plus 1.25% per annum, currently 8.25%. The credit facility is payable on demand, but until a demand is made, is payable in monthly blended installments of principal and interest of $320 ($427 CAD), commencing August 4, 2018, amortized over a twenty-year period and matures on September 4, 2022.

On September 13, 2017, PACE loaned the Company $2,729,800 ($3,724,147 CAD) under a corporate term loan (the “PACE Corporate Term Loan”). The funds were used for the purpose of acquiring certain assets of Astoria from the court appointed receiver on September 15, 2017. The PACE Corporate Term Loan bore interest at the PACE base rate of 6.75% plus 1.25% per annum, 8% at the time, payable in monthly blended installments of principal and interest of $56,545 ($75,564 CAD), and matures on September 13, 2022. The PACE Corporate Term Loan is secured by a business loan general security agreement representing a floating charge over the assets and undertakings of the Company, a first priority charge under a registered debenture and a lien registered under the Personal Property Securities Act in the amount of $2,993,932 ($4,000,978 CAD) against the Company’s assets, including accounts receivable, inventory and equipment. PACE has also provided the Company with a letter of credit in the favor of the MOECP in the amount of $207,153 ($276,831 CAD) and, as security, has registered a charge of lease over the premises, located at 704 Phillipston Road, Roslin (near Belleville), Ontario, Canada. As at March 31, 2019, and the date of this filing, the MOECC has not drawn on this letter of credit. The PACE Corporate Term Loan also includes an assignment of existing contracts included under the APA. On June 13, 2018, the unpaid and previously deferred interest on the PACE Corporate Term Loan for the period beginning on March 13, 2018 and ending June 13, 2018, in the amount of $51,889 ($69,343 CAD), was capitalized and included in the principal balance of the PACE Corporate Term Loan. As at March 31, 2019 $2,566,942 ($3,430,365 CAD) (December 31, 2018-$2,528,400; $3,449,387 CAD) remains outstanding under the PACE Corporate Term Loan. During the three-month period ended March 31, 2019, the Company incurred interest charges of $52,665 ($70,014 CAD) (2018-$55,030; $69,570 CAD) under PACE Corporate Term Loan. The shares pledged as security for the Line of Credit and the other credit facilities also pertain to this corporate term loan.

On July 26, 2018, the Company refinanced the PACE Corporate Term Loan. The first and only blended installment of principal and interest of $21,377 ($29,164 CAD) was due August 1, 2018 at the rate of 8% per annum, and amortized over a twenty-year period. The PACE Corporate Term Loan is due on demand, but until a demand is made, is payable in monthly blended installments of principal and interest of $21,823 ($29,711 CAD), commencing August 13, 2018, at the PACE base rate of 7% plus 1.25% per annum, currently 8.25%. The PACE Corporate Term Loan continues to be amortized over a twenty-year period and matures on September 13, 2022.

Refer to notes 10, 11, 12, 13 and 14 to the interim condensed consolidated financial statements for details on the long-term debt, obligations under capital lease and commitments, convertible promissory notes, operating lease liability and loans payable to related parties, as at March 31, 2019.

pg. 30

CONSOLIDATED RESULTS OF OPERATIONS – FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2019 COMPARED TO THE THREE-MONTH PERIOD ENDED MARCH 31, 2018

	For the three-month periods ended
	March 31, 2019	March 31, 2018

Revenue	$253,138	$132,721

Cost of Sales
Opening inventory	18,550	53,964
Depreciation	95,754	94,043
Direct wages and benefits	49,365	40,059
Equipment rental, delivery, fuel and
repairs and maintenance	99,566	35,040
Utilities	27,531	22,200
Outside contractors	105	3,844
	290,871	249,150
Less: closing inventory	(26,409)	(67,210)
Total cost of sales	264,462	181,940

Gross loss	(11,324)	(49,219)

Operating expenses
Management compensation-stock- based
compensation	332,500	82,500
Management compensation-fees	81,238	90,174
Marketing	280,000	-
Professional fees	134,702	60,822
Interest expense	105,023	85,240
Office and administration	67,564	51,084
Rent and occupancy	24,241	34,201
Insurance	14,059	15,119
Filing fees	12,683	6,458
Amortization of financing costs	11,997	-
Directors’ compensation	2,952	791
Repairs and maintenance	2,261	8,009
Total operating expenses	1,069,220	434,398

Net loss	(1,080,544)	(483,617)

During the three-month period ended March 31, 2019, the Company generated $253,138 of revenue from its organic composting facility compared to $132,721for the three-month period ended March 31, 2018. The Company’s cost of sales in connection with this revenue totaled $264,462 in the three-month period ended March 31, 2019 compared to 181,940 for the three-month period ended March 31, 2018. These costs consisted of depreciation, direct wages and benefits, equipment rental, delivery, fuel, repairs and maintenance, utilities and outside contractors. The significant increase in both the revenue and the cost of sales in the current period was primarily due to new business and the related cost of processing the waste from this new business. The opening inventory for the three months ended March 31, 2019 in the amount of $18,550 was significantly lower than the closing inventory of $26,409 due primarily to the production of compost during the current period.

The net loss for the three-month period ended March 31, 2019 was $1,080,544, significantly higher than the net loss of $483,617 in the three-month period ended March 31, 2018, primarily due to the increase in management compensation relating to stock-based compensation, the start of the new marketing campaign and professional fees.

Operating expenses increased by $634,822, from $434,398 in the three-month period ended March 31, 2018 to $1,069,220 for the three-month period ended March 31, 2019, primarily due to the increase in various expenses, explained further below.

Management compensation related to stock-based compensation increased by $250,000, from $82,500 in the three-month period ended March 31, 2018 to $332,500 in the three-month period ended March 31, 2019, as a result of the vesting of the President’s RSUs in the amount of $250,000. The compensation relating to fee charged by management reduced by $8,936, as a result of not incurring any fees charged by the Company’s VPCD in the current period as her services terminated on March 31, 2018.

pg. 31

During the three-month period ended March 31, 2019, the Company incurred marketing fees for its marketing campaign in the amount of $280,000 with no comparable prior period amount.

Professional fees increased by $73,880, from $60,822 in the three-month period ended March 31, 2018 to $134,702 in the three-month period ended March 31, 2019, primarily due to the following; an increase in legal services on the Company’s claim against a third party represented by BDO in the amount of $8,747 related to the costs awarded BDO on the Court’s dismissal of the Company’s motions, an increase in audit and review fees of $8,433, the issuance of shares for legal services provided by the Company’s legal counsel valued at $53,000 based on the closing trading price on the day prior to issuance and other legal expenses incurred of $3,700.

Interest expense increased by $19,783 from $85,240 in the three-month period ended March 31, 2018 to $105,023 for the three-month period ended March 31, 2019, primarily as a result of the accrued interest on the new convertible promissory notes in the amount of $11,039 and the operating lease liability in the amount of $6,679 and the increase in the borrowing rate from 8% to 8.25%.

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

Office and administration increased by $16,480, from $51,084 in the three-month period ended March 31, 2018 to $67,564 for the three-month period ended March 31, 2019, as a result of an increase in foreign exchange losses of $9,335, an increase in laboratory testing of $5,366 and various other office and administrative expenses of $1,779.

Rent and occupancy reduced by $9,960, from $34,201 for the three-month period ending March 31, 2018 to $24,241 for the three-month period ending March 31,2019, primarily due to the presentation of the operating lease liability and related interest expense of $6,679 as opposed to rent expense of a similar amount and the absence of the apartment and trailer rentals.

Insurance decreased by $1,060 from $15,119 in the three-month period ended March 31, 2018 to $14,059 for the three-month period ended March 31, 2019, primarily due to a lower premium for directors’ and officers’ insurance.

Filing fees were higher by 9,177 in the current three-month period ended March 31, 2019 versus the prior year’s three-month period ended March 31, 2018, as a result of fees for an investor communications service in the amount of $9,995 offset by lower overall filing fees charges.

During the three-month period ended March 31, 2019, the Company amortized the financing costs incurred on the new security purchase agreements in the amount of $11,997. The financing costs are being amortized over the life of the new securities purchase agreements which expire prior to March 31, 2020.

Directors’ compensation increased by $2,161 in the three-month period ended March 31, 2019 compared to the three-month period ended March 31, 2018 due to an estimate for directors’ compensation for the current period with no comparative amount in the prior year’s three-month period ended March 31, 2018.

Repairs and maintenance expenses were lower by $5,748 in the current three-month period ended March 31, 2019 compared to the three-month period ended March 31, 2018 due to lower overall expenses incurred at the Company’s organic composting facility.

As at March 31, 2019, the Company had a working capital deficit of $5,565,973 (December 31, 2018-$4,830,948), incurred a net loss of $1,080,544 (2018-$483,617) for the three-month period ended March 31, 2019 and had an accumulated deficit of $9,634,856 (December 31, 2018-$8,554,312) and expects to incur further losses in the development of its business. These factors cast substantial doubt as to the Company’s ability to continue as a going concern, which is dependent upon its ability to obtain the necessary financing to further the development of its business, satisfy its obligations to PACE and upon achieving profitable operations. There is no assurance of funding being available or available on acceptable terms. Realization values may be substantially different from carrying values as shown.

The interim condensed consolidated financial statements do not include any adjustments to reflect the future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result if the Company was unable to continue as a going concern.

pg. 32

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

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

On January 1, 2019, the Company adopted Accounting Standards Update (“ASU”) No. 2016-02, Leases which is also known as Accounting Standard Codification (“ASC”) Topic 842, that requires lessees to recognize for all operating leases a right-of-use asset and a lease obligation in the interim condensed consolidated balance sheets. Expenses are recognized in the interim condensed consolidated statements of operations and comprehensive loss in a manner similar to previous accounting guidance. Lessor accounting under the new standard is substantially unchanged and is not relevant to the Company. The Company adopted the accounting standard using a prospective transition approach, which applies the provisions of the new guidance at the effective date without adjusting the comparative periods presented, with certain practical expedients available to ease the burden of adoption.

The Company elected the following practical expedients upon adoption: not to reassess whether any expired or existing contracts are or contain leases, not to reassess the lease classification for any expired or existing leases, not to reassess initial direct costs for any existing leases, not to separately identify lease and non-lease components (i.e. maintenance costs) except for fleet vehicles and real estate, and not to evaluate historical land easements under the new guidance. Additionally, the Company elected the short-term lease exemption policy, applying the requirements of ASC 842 to long-term leases (leases greater than 1 year) for which it only has one.

Adoption of the new standard resulted in $217,755 ($297,074 CAD) of additional right-of-use lease asset and lease liability as of January 1, 2019. The new standard did not have a significant impact on the interim condensed consolidated statements of operations and comprehensive loss. See note 8, Operating lease right-of-use asset, contained in the interim condensed consolidated financial statements for additional information.

pg. 33

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

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326), which replaces the incurred-loss impairment methodology and requires immediate recognition of estimated credit losses expected to occur for most financial assets, including trade receivables. Credit losses on available-for-sale debt securities with unrealized losses will be recognized as allowances for credit losses limited to the amount by which fair value is below amortized cost. ASU 2016-13 is effective for the Company beginning January 1, 2020 and early adoption is permitted. The Company does not believe the potential impact of the new guidance and related codification improvements will be material to its financial position, results of operations and cash flows.

EQUITY

As at March 31, 2019, the Company had 41,404,531 common shares issued and outstanding. At the date of this filing, the Company had 42,484,531 common shares issued and outstanding.

STOCK OPTIONS, WARRANTS AND RESTRICTED STOCK UNITS

Effective January 1, 2017, the Company granted the CEO 3,000,000 restricted stock units (“RSU”), under a consulting agreement effective January 1, 2017, determined to be valued at $990,000 based on private placement pricing at the time. On each of February 25, 2018, and April 2, 2019, 1,000,000 RSUs were exchanged into 1,000,000 common stock of the Company. The RSUs for the CEOs remaining installment are expected to vest on January 1, 2020, subject to meeting certain performance objectives. On May 17, 2018, at a meeting of the board of directors (the “Board”), approved an amendment to the President’s consulting agreement, to include the granting of 3,000,000 RSUs to the President, determined to be valued at $3,000,000, based on private placement pricing at the time, on the same terms and conditions as those granted to the CEO. On January 9, 2019 1,000,000 of the President’s RSUs were exchanged into 1,000,000 common stock of the Company. Based on private placement pricing at the time, the common stock issued to the President in exchange for the RSUs, was determined to be valued at $1,000,000. The RSUs for the President’s remaining installment are expected to vest on January 1, 2020, subject to meeting certain performance objectives.

The Company has no other stock options, warrants or restricted stock units outstanding as at March 31, 2019 and as of the date of this filing.

RELATED PARTY TRANSACTIONS

The Company transacts with related parties in the normal course of business.

During the three-month period ended March 31, 2019, the Company incurred $33,849 ($45,000 CAD) (2018-$35,595; $45,000 CAD) in management fees expense with Travellers International Inc. (“Travellers”), an Ontario company controlled by a director and president of the Company (the “President”); $33,849 ($45,000 CAD) (2018-$35,595; $45,000 CAD) in management fees expense with Landfill Gas Canada Ltd. (“LFGC”), an Ontario company controlled by a director and chief executive officer of the Company (the “CEO”); $13,540 ($18,000 CAD) (2018-$9,492; $12,000 CAD) in management fees expense with the Company’s chief financial officer (the “CFO”); and $nil ($nil CAD) (2018-$9,492; $12,000 CAD) in management fees expense with the Company’s vice-president of corporate development (the “VPCD”). As at March 31, 2019, unpaid remuneration and unpaid expenses in the amount of $80,759 ($107,923 CAD) (December 31, 2018-$48,691; $66,426 CAD) is included in accounts payable and $177,347 ($237,000 CAD) (December 31, 2018-$184,714; $251,997 CAD) is included in accrued liabilities.

In addition, during the three-month period ended March 31, 2019, the Company incurred interest expense of $3,802 ($5,055 CAD) (2018-$293; $371 CAD) on the outstanding loans from Travellers and $1,669 ($2,219 CAD) (2018-$nil; $nil CAD) on the outstanding loans from the directors. As at March 31, 2019, interest of $23,698 ($31,669 CAD) (December 31, 2018-$17,882; $24,395 CAD) on these loans is included in accrued liabilities.

During the three-month period ended March 31, 2019, the Company incurred $16,998 ($22,598 CAD) (2018-$15,500; $19,595 CAD) in rent paid under a rental agreement to Haute Inc. (“Haute”), an Ontario company controlled by the President.

pg. 34

The Company accrued directors’ compensation for its five independent directors for services provided for the three-month period ended March 31, 2019 in the amount of $2,952 (2018-$791). As at March 31, 2019, $54,200 (December 31, 2018-$52,000) of outstanding fees to the directors is included in accrued liabilities.

Furthermore, the Company granted the CEO 3,000,000 restricted stock units (“RSU”), under a consulting agreement effective January 1, 2017, determined to be valued at $990,000 based on private placement pricing at the time. On each of February 25, 2018 and April 2, 2019, 1,000,000 RSUs were exchanged into 1,000,000 common stock of the Company. The RSUs for the CEOs remaining installment are expected to vest annually on January 1, 2020, subject to meeting certain performance objectives. On May 17, 2018, at a meeting of the board of directors (the “Board”), approved an amendment to the President’s consulting agreement, to include the granting of 3,000,000 RSUs to the President, determined to be valued at $3,000,000, based on private placement pricing at the time, on the same terms and conditions as those granted to the CEO. Immediately thereafter, 1,000,000 of the President’s RSUs were exchanged for 1,000,000 common stock of the Company. And, on January 9, 2019, 1,000,000 of the President’s RSUs were exchanged into 1,000,000 common of the Company. Based on private placement pricing at the time, the common stock issued to the President on each exchange of the RSUs, was determined to be valued at $1,000,000. The RSUs for the remaining installment are expected to vest annually on January 1, 2020, subject to meeting certain performance objectives.

For the three-month period ended March 31, 2019, the Company recognized management compensation expense of $332,500 (2018-$82,500 on the award to the CEO) on the awards to the President and the CEO, representing one-sixth of the total value of the awards of $3,990,000.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the three-month period ended March 31, 2019 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

pg. 35

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

On December 15, 2017, the Company filed a motion record in the Ontario Superior Court of Justice (the “Court”) against the Business Development Bank of Canada and Astoria, together in the amount of $565,267 ($755,400 CAD) in connection with the Company’s purchase of certain assets from the court appointed receiver for Astoria, BDO, on September 15, 2017. The basis for the claim is for the Company’s costs to process biosolids stored onsite that amounted to approximately more than 10 times the amount permitted to be stored by conditions set in the Environmental Compliance Approval for the site. The processing costs are paid when the biosolids are received onsite. Costs to process are incurred over the 12 weeks it takes to incorporate the biosolids into a compost product. The Court ruled against the Company’s motion. Subsequently, on June 12, 2018, the Company, upon unanimous approval by the Board, filed an appeal. The motion on the appeal was heard before the Court on September 21, 2018. On November 8, 2018, The Court dismissed the motion and awarded BDO its costs in the amount of $118,305 ($158,099 CAD). The Company appealed the Court’s decision and filed an appeal which was heard by a panel of three judges. On April 8, 2019, the Company was informed that the appeal was rejected by the panel of three judges.

Item 1B. Risk Factors.

As a smaller reporting company, we are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

All of the Company’s unregistered sales of equity securities during the three months ended March 31, 2019 have been previously disclosed in Form 8-Ks or the Form 10-K filed by the Company.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Not Applicable.

pg. 36

Item 6. Exhibits.

The following exhibits are filed as part of this quarterly report on Form 10-Q:

Exhibit No.	Description

4.1	Form 12% Convertible Redeemable Note (filed as Exhibit 4.1 to the Registrant’s Form 8-K filed with the SEC on February 8, 2019 and incorporated by reference herein by reference).

4,2	Form of 12% Convertible Promissory Note Issued by the Company (filed as Exhibit 4.1 to the Registrant’s Form 8-K filed with the SEC on March 15, 2019 and incorporated herein by reference).

4.3

Form of 12% Convertible Redeemable Note (Back End Note) Issued by the Company (filed as Exhibit 4.2 to the Registrant’s Form 8-K filed with the SEC on March 15, 2019 and incorporated herein by reference).

4.4	Form of Collateralized Secured Promissory Note Issued by the Investor (filed as Exhibit 4.3 to the Registrant’s Form 8- K filed with the SEC on March 15, 2019 and incorporated herein by reference).

10.1	Form Securities Purchase Agreement dated January 28, 2019 (filed as Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on February 8, 2019 and incorporated herein by reference).

10.2

Letter of Intent, dated January 8, 2019, from David Moore and Kim Moore to SusGlobal Energy Belleville Ltd. (filed as Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on February 20, 2019 and incorporated herein by reference).

10.3	Form Securities Purchase Agreement dated March 7, 2019 (filed as Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on March 15, 2019 and incorporated herein by reference).

31.1

Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2

Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of Sarbanes-Oxley Act of 2002)+

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of Sarbanes-Oxley Act of 2002)+

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Label Linkbase Document*
101.PRE	XBRL Taxonomy Presentation Linkbase Document*

* Filed herewith.
+ In accordance with SEC Release 33-8238, Exhibit 32.1 and 32.2 are being furnished and not filed.

pg. 37

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUSGLOBAL ENERGY CORP.

May 15, 2019	By:	/s/ Gerald Hamaliuk
Gerald Hamaliuk
Chief Executive Officer

May 15, 2019	By:	/s/ Ike Makrimichalos
Ike Makrimichalos
Chief Financial Officer (Principal Financial and Accounting
Officer)
pg. 38