Form 10-Q
period 2019-06-30
SusGlobal Energy Corp.
filed 2019-08-14
CIK 1652539

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number 000-56024

SUSGLOBAL ENERGY CORP.
(Exact name of registrant as specified in its charter)

Delaware	38-4039116
(State or other jurisdiction of incorporation or	(I. R. S. Employer Identification No.)
organization)

200 Davenport Road	M5R 1J2
Toronto, ON
(Address of principal executive offices)	(Zip Code)

416-223-8500
(Registrant's telephone number, including area code)

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
Yes [X]        No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [X]        No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
Yes [  ]        No [X]

The number of shares of the registrant's common stock outstanding as of August 14, 2019 was 43,218,948 shares.

SusGlobal Energy Corp.
INDEX TO FORM 10-Q
For the Three and Six-Month Periods Ended June 30, 2019 and 2018

SUSGLOBAL ENERGY CORP.
CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019 and 2018

(Expressed in United States Dollars)

CONTENTS

Interim Condensed Consolidated Balance Sheets	5
Interim Condensed Consolidated Statements of Operations and Comprehensive Loss	6
Interim Condensed Consolidated Statements of Stockholders' Deficit	7
Interim Condensed Consolidated Statements of Cash Flows	8
Notes to the Interim Condensed Consolidated Financial Statements	9-23

SusGlobal Energy Corp.
Interim Condensed Consolidated Balance Sheets
As at June 30, 2019 and December 31, 2018
(Expressed in United States Dollars)
(unaudited)

	June 30, 2019	December 31, 2018
ASSETS
Current Assets
Cash and cash equivalents	$25,140	$42,711
Trade receivables	157,322	129,981
Government remittances receivable	17,925	-
Inventory	24,738	18,550
Prepaid expenses and deposits	33,109	23,172

Total Current Assets	258,234	214,414

Intangible Assets (note 7)	235,926	135,189
Long-lived Assets, net (note 8)	4,906,405	3,361,110
Long-Term Assets	5,142,331	3,496,299
Total Assets	$5,400,565	$3,710,713

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
Accounts payable (note 10)	$618,956	$353,728
Government remittances payable	-	35,169
Accrued liabilities (notes 10, 13 and 15)	713,443	646,003
Current portion of long-term debt (note 11)	3,844,309	3,727,778
Current portion of obligations under capital lease (note 12)	90,933	81,109
Convertible promissory notes (note 13)	1,248,299	-
Mortgage payable (note 14)	1,301,161	-
Loans payable to related parties (note 15)	57,308	201,575

Total Current Liabilities	7,874,409	5,045,362

Long-Term Liabilities
Obligations under capital lease (note 12)	172,176	207,599

Total Long-term Liabilities	172,176	207,599
Total Liabilities	8,046,585	5,252,961
Stockholders' Deficiency
Preferred stock, $.0001 par value, 10,000,000 authorized, none issued and outstanding Common stock, $.0001 par value, 150,000,000 authorized, 42,484,531 (2018- 40,299,531) shares issued and outstanding (note 16)	4,250	4,031
Additional paid-in capital	7,180,841	5,754,260
Subscriptions payable	-	4,600
Stock compensation reserve	665,000	1,330,000
Accumulated deficit	(10,337,807)	(8,554,312)
Accumulated other comprehensive loss	(158,304)	(80,827)

Stockholders' deficiency	(2,646,020)	(1,542,248)

Total Liabilities and Stockholders' Deficiency	$5,400,565	$3,710,713
Going concern (note 2)
Commitments (note 17)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SusGlobal Energy Corp.
Interim Condensed Consolidated Statements of Operations and Comprehensive Loss
For the three and six-month periods ended June 30, 2019 and 2018
(Expressed in United States Dollars)
(unaudited)

	For the three-month periods ended			For the six-month periods ended
	June 30, 2019	June 30, 2018		June 30, 2019		June 30, 2018

Revenue	$381,834	$227,423		$634,972		$360,144

Cost of Sales
Opening inventory	26,409	67,210		18,550		53,964
Depreciation	101,072	98,268		196,826		192,311
Direct wages and benefits	59,667	44,049		109,032		84,108
Equipment rental, delivery, fuel and repairs and maintenance	104,916	26,158		204,482		61,198
Utilities	32,695	9,688		60,226		31,888
Outside contractors	4,597	12,837		4,702		16,681
	329,356	258,210		593,818		440,150
Less: closing inventory	(24,738)	(115,733)		(24,738)		(115,733)
Total cost of sales	304,618	142,477		569,080		324,417

Gross profit	77,216	84,946		65,892		35,727

Operating expenses
Management compensation-stock- based
compensation (note 10)	332,500	1,582,500		665,000		1,665,000
Management compensation-fees (note 10)	80,740	83,584		161,978		173,758
Marketing	(33,323)	-		246,677		-
Professional fees	72,269	76,220		206,971		137,042
Interest expense (notes 9, 10, 11, 12, 13, 14 and 15)	150,407	91,779		255.430		177,019
Office and administration	46,380	12,501		113,944		63,585
Rent and occupancy (note 10)	34,820	34,716		59,061		68,917
Insurance	13,951	15,466		28,010		30,585
Filing fees	16,414	3,581		29,097		10,039
Amortization of financing costs	53,768	-		65,765		-
Directors' compensation (note 10)	9,748	774		12,700		1,565
Repairs and maintenance	2,493	10,760		4,754		18,769
Total operating expenses	780,167	1,911,881		1,849,387		2,346,279

Net loss	(702,951)	(1,826,935)		(1,783,495)		(2,310,552)
Other comprehensive (loss) income
Foreign exchange (loss) gain	(49,972)	(7,300)		(77,477)		21,014

Comprehensive loss	$(752,923)	$(1,834,235	) $	(1,860,972	) $	(2,289,538)

Net loss per share-basic and diluted	$(0.02)	$(0.05	) $	(0.04	) $	(0.06)

Weighted average number of common shares outstanding- basic and diluted	42,460,795	39,090,613		41,879,559		38,824,909

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SusGlobal Energy Corp.
Interim Condensed Consolidated Statements of Changes in Stockholders' Deficiency
For the three and six-month periods ended June 30, 2019 and year ended December 31, 2018
(Expressed in United States Dollars)
(unaudited)

			Additional				Accumulated
	Number of	Common	Paid-	Share	Stock	Accumulated	Other	Stockholders'
	Shares	Shares	in Capital	Subscriptions	Compensation	Deficit	Comprehensive	Deficiency
				Payable	Reserve		Loss
Balance - December 31, 2017	37,393,031	$3,740	$3,576,111	$178,200	$330,000	$(4,660,296)	$(148,093)	$(720,338)
Shares issued for proceeds previously received	190,000	19	178,181	(178,200)	-	-	-	-
Shares issued on vesting of 2017 stock award	2,000,000	200	1,329,800	-	(330,000)	-	-	1,000,000
Shares issued for private placement, net of share issue costs	696,500	70	650,170	-	-	-	-	650,240
Shares issued to director	20,000	2	19,998	-	-	-	-	20,000
Stock compensation expensed on vesting of stock award	-	-	-	-	1,330,000	-	-	1,330,000
Proceeds received for shares yet to be issued	-		- -	4,600	-	-	-	4,600
Other comprehensive income	-	-	-	-	-	-	67,266	67,266
Net loss	-	-	-	-	-	(3,894,016)	-	(3,894,016)
Balance - December 31, 2018	40,299,531	4,031	5,754,260	4,600	1,330,000	(8,554,312)	(80,827)	(1,542,248)
Shares issued for proceeds previously received	5,000	1	4,599	(4,600)	-	-	-	-
Shares issued on vesting of 2018 stock award	2,000,000	200	1,329,800	-	(1,330,000)	-	-	-
Shares issued for professional services	100,000	10	52,990	-	-	-	-	53,000
Shares issued
to directors	80,000	8	39,192	-	-	-	-	39,200
Stock compensation expensed on vesting of stock awards	-	-	-	-	665,000	-	-	665,000
Other comprehensive loss	-	-	-	-	-	-	(77,477)	(77,477)
Net loss	-	-	-	-	-	(1,783,495)	-	(1,783,495)
Balance-June 30, 2019	42,484,531	$4,250	$7,180,841	$-	$665,000	$(10,337,807)	$(158,304)	$(2,646,020)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SusGlobal Energy Corp.
Interim Condensed Consolidated Statements of Cash Flows
For the three and six-month periods ended June 30, 2019 and 2018
(Expressed in United States Dollars)
(unaudited)

	For the six-month	For the six-month
	period ended	period ended
	June 30, 2019	June 30, 2018
Cash flows from operating activities
Net loss	$(1,783,495)	$(2,310,552)
Adjustments for:
Depreciation	200,774	196,491
Amortization of intangible asset	100	100
Amortization of operating right-of-use asset	6,087	-
Amortization of financing fees	65,765	-
Stock-based compensation	665,000	1,665,000
Shares issued for professional services	53,000	-
Shares issued to directors	39,200	-
Interest capitalized	-	54,276
Changes in non-cash working capital:
Trade receivables	(15,742)	81,565
Government remittances receivable	(17,591)	-
Inventory	(5,300)	(66,295)
Prepaid expenses and deposits	(8,787)	43,378
Accounts payable	237,338	(50,177)
Government remittances payable	(35,980)	-
Accrued liabilities	39,288	9,646
Net cash used in operating activities	(560,343)	(376,568)

Cash flows from investing activities
Business acquisition	(1,458,675)	-
Purchase of intangible assets	(10,745)	-
Purchase of long-lived assets	(186,649)	(1,565)
Net cash used in investing activities	(1,656,069)	(1,565)

Cash flows from financing activities
Repayment of long-term debt	(40,859)	(121,878)
Repayments of obligations under capital lease	(37,145)	(51,283)
Advances of convertible promissory notes	1,190,750	-
Repayments of operating lease liability	(1,858)	-
Advance of mortgage payable	1,258,273	-
Repayments of loans payable to related parties	(149,980)	(15,654)
Advances of loans payable to related parties	-	215,243
Private placement proceeds (net of share issue costs)	-	304,500
Net cash provided by financing activities	2,219,181	330,928

Effect of exchange rate on cash	(20,340)	(20,466)
Decrease in cash	(17,571)	(67,671)
Cash and cash equivalents-beginning of period	42,711	126,117

Cash and cash equivalents-end of period	$25,140	$58,446
Supplemental Cash Flow Disclosures:
Interest paid	$171,675	$137,782
Income taxes paid	-	-
(i)	Refer to note 12 for obligations under capital lease, note 11 for details on the non-cash purchase of certain long-lived assets.

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
June 30, 2019 and 2018
(Expressed in United States Dollars)
(unaudited)

1. Nature of Business and Basis of Presentation

SusGlobal Energy Corp. ("SusGlobal") was formed by articles of amalgamation on December 3, 2014, in the Province of Ontario, Canada and its executive office is in Toronto, Ontario, Canada. SusGlobal, a company in the start-up stages and Commandcredit Corp. ("Commandcredit"), an inactive Canadian public company, amalgamated to continue business under the name of SusGlobal Energy Corp.

On May 23, 2017, SusGlobal filed an Application for Authorization to continue in another Jurisdiction with the Ministry of Government Services in Ontario and a certificate of corporate domestication and certificate of incorporation with the Secretary of State of the State of Delaware under which it changed its jurisdiction of incorporation from Ontario to the State of Delaware (the "Domestication"). In connection with the Domestication each of the currently issued and outstanding common shares were automatically converted on a one-for-one basis into common shares compliant with the laws of the state of Delaware (the "Shares"). As a result of the Domestication, pursuant to Section 388 of the General Corporation Law of the State of Delaware (the "DGCL"), SusGlobal continued its existence under the DGCL as a corporation incorporated in the State of Delaware. The business, assets and liabilities of SusGlobal and its subsidiaries on a consolidated basis, as well as its principal location and fiscal year, were the same immediately after the Domestication as they were immediately prior to the Domestication. SusGlobal filed a Registration Statement on Form S-4 to register the Shares and this registration statement was declared effective by the Securities and Exchange Commission on May, 23, 2017.

SusGlobal is a renewable energy company focused on acquiring, developing and monetizing a global portfolio of proprietary technologies in the waste to energy application.

These interim condensed consolidated financial statements of SusGlobal and its wholly-owned subsidiaries, SusGlobal Energy Canada Corp., SusGlobal Energy Canada I Ltd. ("SGECI"), SusGlobal Energy Belleville Ltd. ("SGEBL") and 1684567 Ontario Inc. ("1684567") (together, the "Company"), have been prepared following generally accepted accounting principles in the United States ("US GAAP") for interim financial information and the Securities Exchange Commission ("SEC") instructions to Form 10-Q and Article 8 of SEC Regulation S-X, and are expressed in United States Dollars. The Company's functional currency is the Canadian Dollar ("CAD"). In the opinion of management, all adjustments necessary for a fair presentation have been included.

2. Going Concern

The interim condensed consolidated financial statements have been prepared in accordance with US GAAP, which assumes that the Company will be able to meet its obligations and continue its operations for the next twelve months.

As at June 30, 2019, the Company had a working capital deficit of $7,616,175 (December 31, 2018-$4,830,948), incurred a net loss of $1,783,495 (2018-$2,310,552) for the six months ended June 30, 2019 and had an accumulated deficit of $10,337,807 (December 31, 2018-$8,554,312) and expects to incur further losses in the development of its business. These factors cast substantial doubt as to the Company's ability to continue as a going concern, which is dependent upon its ability to obtain the necessary financing to further the development of its business, satisfy its obligations to PACE Savings & Credit Union Limited ("PACE") and its other creditors and upon achieving profitable operations. There is no assurance of funding being available or available on acceptable terms. Realization values may be substantially different from carrying values as shown.

These interim condensed consolidated financial statements do not include any adjustments to reflect the future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result if the Company was unable to continue as a going concern.

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
June 30, 2019 and 2018
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

Recently Adopted Accounting Pronouncements:

On January 1, 2019, the Company adopted Accounting Standards Update ("ASU") No. 2016-02, Leases which is also known as Accounting Standard Codification ("ASC") Topic 842, that requires lessees to recognize for all operating leases a right-of-use asset and a lease obligation in the interim condensed consolidated balance sheets. Expenses are recognized in the interim condensed consolidated statements of operations and comprehensive loss in a manner similar to previous accounting guidance. Lessor accounting under the new standard is substantially unchanged and is not relevant to the Company. The Company adopted the accounting standard using a prospective transition approach, which applies the provisions of the new guidance at the effective date without adjusting the comparative periods presented, with certain practical expedients available to ease the burden of adoption.

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

Adoption of the new standard resulted in $217,755 ($297,074 CAD) of additional right-of-use lease asset and lease liability as of January 1, 2019. The new standard did not have a significant impact on the interim condensed consolidated statements of operations and comprehensive loss. See note 9, operating lease right-of-use asset and operating lease liability, for additional information.

4. Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the financial accounting standards board (the "FASB") or other standard setting bodies and adopted by the Company as of the specified effective date or possibly early adopted, where permitted. Unless otherwise discussed, the impact of recently issued standards that are not yet effective are not expected to have a material impact on the Company's financial position, results of operations or cash flows.

In January 2017, the FASB issued ASU No. 2017-04, "Intangibles-Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment". The new standard simplifies the accounting for goodwill impairments by eliminating step 2 from the goodwill quantitative impairment test. Instead, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is to be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. The standard is to be effective for interim and annual periods beginning after December 15, 2019 and early adoption is permitted. The Company is currently evaluating the impact of adopting ASU No. 2017-04.

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

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
June 30, 2019 and 2018
(Expressed in United States Dollars)
(unaudited)

5. Financial Instruments

The carrying value of cash and cash equivalents, trade receivables, accounts payable, and accrued liabilities approximated their fair values as of June 30, 2019 due to their short-term nature. The carrying value of the long-term debt, obligations under capital lease, convertible promissory notes, mortgage payable and loans payable to related parties approximated their fair values due to their market interest rates.

Interest, Credit and Concentration Risk

In the opinion of management, the Company is exposed to significant interest rate risk on its long-term debt of $3,844,309 ($5,031,160 CAD) (December 31, 2018-$3,727,778; $5,085,645 CAD). As at June 30, 2019, the Company is exposed to concentration risk as it had four customers (December 31, 2018-five customers) representing greater than 5% of total trade receivables and these four customers (December 31, 2018-five customers) represented 72% (2018-90%) of trade receivables. The Company had certain customers whose revenue individually represented 10% or more of the Company's total revenue. These customers accounted for 74% (37%, 23%, and 14%) (June 30, 2018-63%; 38% and 25%) of total revenue.

Liquidity Risk

Liquidity risk is the risk that the Company is unable to meet its obligations as they fall due. The Company takes steps to ensure it has sufficient working capital and available sources of financing to meet future cash requirements for capital programs and operations.

The Company actively monitors its liquidity to ensure that its cash flows and working capital are adequate to support its financial obligations and the Company's capital programs. In order to continue operations, the Company will need to raise capital. There is no assurance of funding being available or available on acceptable terms. Realization values may be substantially different from carrying values as shown.

Currency Risk

Although the Company's functional currency is the CAD, the Company realizes a portion of its expenses in USD. Consequently, certain assets and liabilities are exposed to foreign currency fluctuations. As at June 30, 2019, $110,307 (December 31, 2018-$68,393) of the Company's net monetary liabilities were denominated in USD. The Company has not entered into any hedging transactions to reduce the exposure to currency risk.

6. Business Acquisition

Effective May 24, 2019, the Company purchased all the issued and outstanding shares of 1684567. The acquisition was accounted for as a business combination using the acquisition method of accounting. The purchase price paid in the acquisition has been preliminarily allocated to record the assets acquired and liabilities assumed based on their estimated fair value. When determining the fair values of assets acquired and liabilities assumed, management made significant estimates. The transaction closed on May 28, 2019. The purchase consideration consisted of cash from working capital of $200,402 ($269,466 CAD) and cash from a third-party mortgage obtained in the amount of $1,258,273 ($1,691,910 CAD, net of financing fees of $80,387 ($108,090 CAD)). The total purchase price includes the original offer of $1,314,304 ($1,767,250 CAD) and acquisition costs of $144,371 ($194,126 CAD).

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
June 30, 2019 and 2018
(Expressed in United States Dollars)
(unaudited)

6. Business Acquisition, (continued)

The allocation of the purchase price is as follows:

		May 24, 2019
Purchase consideration
Cash	($1,961,376 CAD)	$1,498,687
Assets acquired
	Accounts receivable ($ 7,573 CAD)	5,787
	Land ($1,838,050 CAD)	1,404,454
	Automotive equipment and machinery ($16,525 CAD)	12,627
	Customer list ($10,205 CAD)	7,798
	Environmental compliance approval ($100,000 CAD)	76,410
Liabilities assumed
	Accounts payable ($10,977 CAD)	8,389

Net assets acquired ($1,961,376 CAD)		$1,498,687

7. Intangible Assets

	June 30, 2019	December 31, 2018
Technology license (net of accumulated amortization of $831 (2018- $731))	$1,170	$1,270
Customer list-limited life-$10,205 CAD (net of accumulated amortization of $nil)	7,798	-
Trademarks-indefinite life-$14,327 CAD	10,948	-
Environmental compliance approvals-indefinite life- $282,700 CAD	216,010	133,919
	$235,926	$135,189

On May 6, 2015, the Company acquired an exclusive license from Syngas SDN BHD ("Syngas"), a Malaysian company to use Syngas intellectual property within North America for a period of five years for $1 consideration, renewable every five years upon written request. Syngas manufactures equipment that produces liquid transportation fuel from plastic waste material. The Company issued 20,000 common shares of the Company to an introducing party, determined to be valued at $2,000.

On September 15, 2017, the Company acquired the environmental compliance approvals on the purchase of certain assets of Astoria from BDO Canada Limited ('BDO") under an asset purchase agreement (the "APA").

On March 14, 2019, the Company incurred fees to register various trademarks in the United States and Canada.

Effective May 24, 2019, the Company acquired an additional environmental compliance approval ($76,410) and a customer list ($7,798) relating to certain municipal contracts (forty-five-month life) on the purchase of the shares of 1684567.

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
June 30, 2019 and 2018
(Expressed in United States Dollars)
(unaudited)

8. Long-lived Assets, net

		June 30, 2019		December 31, 2018
	Cost	Accumulated	Net book value	Net book value
		depreciation
Land	$1,404,454	$-	$1,404,454	$-
Composting buildings	2,247,029	240,946	2,006,083	1,988,144
Gore cover system	1,071,763	163,138	908,625	748,112
Driveway and paving	354,160	50,763	303,397	304,639
Machinery and equipment	50,427	24,862	25,565	27,661
Equipment under capital lease	426,773	194,214	232,559	280,323
Office trailer	9,169	3,557	5,612	3,817
Vacuum trailer	5,731	-	5,731	-
Computer equipment	6,753	4,169	2,584	3,186
Computer software	7,030	6,297	733	2,389
Automotive equipment	10,338	984	9,354	953
Signage	2,594	886	1,708	1,886
	$5,596,221	$689,816	$4,906,405	$3,361,110

Included above are the long-lived assets acquired on the business acquisition described under note 6.

9. Operating Lease Right-of-Use Asset and Operating Lease Liability

The Company had one operating lease right-of-use asset and related operating lease liability and had recognized as such, effective January 1, 2019, based on the present value of lease payments over the lease term that expires on March 31, 2034, calculated to be $217,755 ($297,074 CAD). The Company used its estimated secured incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The operating lease right-of-use asset was being amortized on a straight-line basis over the lease term which expires March 31, 2034 and amortization expense is included under office and administration expense in the interim condensed consolidated statements of operations and comprehensive loss. The Company does not act as a lessor nor does it have any leases classified as financing leases.

The operating lease right-of-use asset was periodically reviewed for impairment losses. The Company used the long-lived assets impairment guidance in ASC Subtopic 360-10, Property, Plant and Equipment-Overall, to determine whether the operating lease right-of-use asset was impaired, and if so, the amount of the impairment loss to recognize.

The Company monitored for events or changes in circumstances that required a reassessment of its operating lease right-of-use asset. When a reassessment results in the remeasurement of a lease liability, a corresponding adjustment is made to the carrying amount of the corresponding operating lease right-of-use asset.

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
June 30, 2019 and 2018
(Expressed in United States Dollars)
(unaudited)

9. Operating Lease Right-of-Use Asset and Operating Lease Liability, (continued)

Effective May 24, 2019, the Company acquired the shares of 1684567., the company that owned the land upon which the right-of-use asset was situated. As a result, the Company is both the tenant and the landlord and as such, no longer recognizes an operating right-of-use asset and related operating lease liability.

For the six-month period ended June 30, 2019, the Company recorded $6,087 ($8,117 CAD (2018-$nil; $nil CAD) for the amortization of the operating lease right-of-use asset.

For the six-month period ended June 30, 2019, the Company incurred interest of $2,429 ($3,239 CAD) (2018-$nil; $nil CAD) on the operating lease liability.

10. Related Party Transactions

During the six-month period ended June 30, 2019, the Company incurred $67,491 ($90,000 CAD) (2018-$70,443; $90,000 CAD) in management fees expense with Travellers International Inc. ("Travellers"), an Ontario company controlled by a director and president of the Company (the "President"); $67,491 ($90,000 CAD) (2018-$70,443; $90,000 CAD) in management fees expense with Landfill Gas Canada Ltd. ("LFGC"), an Ontario company controlled by a director and chief executive officer of the Company (the "CEO"); $26,996 ($36,000 CAD) (2018-$23,481; $30,000 CAD) in management fees expense with the Company's chief financial officer (the "CFO"); and $nil ($nil CAD) (2018-$9,391; $12,000 CAD) in management fees expense with the Company's vice-president of corporate development (the "VPCD"). As at June 30, 2019, unpaid remuneration and unpaid expenses in the amount of $94,086 ($123,133 CAD) (December 31, 2018-$48,691; $66,426 CAD) is included in accounts payable and $210,892 ($276,000 CAD) (December 31, 2018-$184,714; $251,997 CAD) is included in accrued liabilities.

In addition, during the six-month period ended June 30, 2019, the Company incurred interest expense of $4,481 ($5,975 CAD) (2018-$4,818; $6,156 CAD) on the outstanding loan from Travellers and $3,347 ($4,463 CAD) (2018-$1,544; $1,973 CAD) on the outstanding loans from the directors. As at June 30, 2019, interest of $8,384 ($10,973 CAD) (December 31, 2018-$17,882; $24,395 CAD) on these loans is included in accrued liabilities.

During the six-month period ended June 30, 2019, the Company incurred $32,296 ($43,067 CAD) (2018-$32,499; $41,521 CAD) in rent paid under a rental agreement to Haute Inc. ("Haute"), an Ontario company controlled by the President.

The Company recorded directors' compensation for its five independent directors for services provided for the six-month period ended June 30, 2019, including the audit committee chairman's fees, in the amount of $12,700 (2018-$1,565). As at June 30, 2019, $24,454 (December 31, 2018-$52,000) of outstanding fees to the directors is included in accrued liabilities.

Furthermore, the Company granted the CEO 3,000,000 restricted stock units ("RSU"), under a consulting agreement effective January 1, 2017, determined to be valued at $990,000 based on private placement pricing at the time. On each of February 25, 2018 and April 2, 2019, 1,000,000 RSUs were exchanged into 1,000,000 common stock of the Company. The RSUs for the remaining installment are expected to vest on January 1, 2020, subject to meeting certain performance objectives. On May 17, 2018, at a meeting of the board of directors (the "Board"), approved an amendment to the President's consulting agreement, to include the granting of 3,000,000 RSUs to the President, determined to be valued at $3,000,000, based on private placement pricing at the time, on the same terms and conditions as those granted to the CEO. Immediately thereafter, 1,000,000 of the President's RSUs were exchanged into1,000,000 common stock of the Company. On January 8, 2019, 1,000,000 of the President's RSUs were exchanged into 1,000,000 common stock of the Company. Based on private placement pricing at the time, the common stock issued to the President on each exchange of the RSUs, was determined to be valued at $1,000,000. The RSUs for the remaining installment are expected to vest on January 1, 2020, subject to meeting certain performance objectives.

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
June 30, 2019 and 2018
(Expressed in United States Dollars)
(unaudited)

10. Related Party Transactions, (continued)

For the six-month period ended June 30, 2019, the Company recognized management compensation expense of $665,000 (2018-$665,000) on the awards to the President and the CEO, representing one-sixth of the total value of the awards of $3,990,000, based on private placement pricing at the time.

11. Long-Term Debt

	Credit	Credit	Credit	Corporate	June 30, 2019	December 31, 2018
	Facility	Facility	Facility	Term	Total	Total
				Loan
	(a)	(b)	(c)	(d)
Long-Term Debt	$769,210	$430,174	$37,480	$2,607,445	$3,844,309	$3,727,778
Current portion	(769,210)	(430,174)	(37,480)	(2,607,445)	(3,844,309)	(3,727,778)
Long-term portion	$-	$-	$-	$-	$-	$-

(a)

The credit facility bears interest at the PACE base rate of 7.00% plus 1.25% per annum, currently 8.25%. The credit facility is due on demand, but until a demand is made, is payable in monthly blended installments of principal and interest of $6,697 ($8,764 CAD), and matures on September 2, 2022. The first and only advance on the credit facility on February 2, 2017, in the amount of $1,197,280 ($1,600,000 CAD), is secured by a business loan general security agreement, a $1,197,280 ($1,600,000 CAD) personal guarantee from the President and a charge against the Company's premises lease. Also pledged as security are the shares of the wholly-owned subsidiaries, a pledge of 3,300,000 of the Company's shares held by LFGC, 500,000 of the Company's shares held by the CFO, 2,000,000 of the Company's shares held by a director's company and a limited recourse guarantee against each of these parties. The credit facility is fully open for prepayment at any time without notice or bonus.

(b)

The credit facility advanced on June 15, 2017, in the amount of $448,980 ($600,000 CAD), bears interest at the PACE base of 7.00% plus 1.25% per annum, currently 8.25%. The credit facility is due on demand, but until a demand is made, is payable in monthly blended installments of principal and interest of $3,745 ($4,901 CAD), and matures on September 2, 2022. The credit facility is secured by a variable rate business loan agreement on the same terms, conditions and security as noted above.

(c)

The credit facility advanced on August 4, 2017, in the amount of $37,415 ($50,000 CAD), bears interest at the PACE base of 7.00% plus 1.25% per annum, currently 8.25%. The credit facility is due on demand, but until a demand is made, is payable in monthly blended installments of principal and interest of $326 ($427 CAD), and matures on September 4, 2022. The credit facility is secured by a variable rate business loan agreement on the same terms, conditions and security as noted above.

(d)

The corporate term loan advanced on September 13, 2017, in the amount of $2,786,779 ($3,724,147 CAD), bears interest at PACE base rate of 7.00% plus 1.25% per annum, currently 8.25%. The corporate term loan is due on demand, but until a demand is made, is payable in monthly blended installments of principal and interest of $22,702 ($29,711 CAD), and matures September 13, 2022. The corporate term loan is secured by a business loan general security agreement representing a floating charge over the assets and undertakings of the Company, a first priority charge under a registered debenture and a lien registered under the Personal Property Security Act in the amount of $2,993,932 ($4,000,978 CAD) against the assets including inventory, accounts receivable and equipment. The corporate term loan also included an assignment of existing contracts included in the APA.

The shares of the wholly-owned subsidiaries and those shares held by the companies and the CFO noted under (a) above, represent security for the corporate term loan.

Repayments are as follows:

In the six-month period ending December 31, 2019	$ 42,532
In the year ending December 31, 2020	90,508
In the year ending December 31, 2021	99,175
In the year ending December 31, 2022	3,612,094
Total	$ 3,844,309

For the six-month period ended June 30, 2019, $155,522 ($207,390 CAD) (2018-$158,433; $202,419 CAD) in interest was incurred.

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
June 30, 2019 and 2018
(Expressed in United States Dollars)
(unaudited)

12. Obligations under Capital Lease

			June 30, 2019	December 31, 2018
	(a)	(b)	Total	Total
Obligations under Capital Lease	$135,271	$127,838	$263,109	$288,708
Less: current portion	(50,747)	(40,186)	(90,933)	(81,109)
Long-term portion	$84,524	$87,652	$172,176	$207,599

(a)

The lease agreement for certain equipment for the Company's organic composting facility at a cost of $219,029 ($286,650 CAD), is payable in monthly blended installments of principal and interest of $4,462 ($5,840 CAD), plus applicable harmonized sales taxes and an option to purchase the equipment for a final payment of $21,853 ($28,600 CAD), plus applicable harmonized sales taxes on October 31, 2021. The lease agreement bears interest at the rate of 5.982% annually, compounded monthly, due September 30, 2021.

(b)

The lease agreement for certain equipment for the Company's organic composting facility at a cost of $189,077 ($247,450 CAD), is payable in monthly blended installments of principal and interest of $3,911 ($5,118 CAD), plus applicable harmonized sales taxes for a period of forty-six months plus the first two monthly blended installments of $7,641 ($10,000 CAD) plus applicable harmonized sales taxes and an option to purchase the equipment for a final payment of $ 18,858 ($24,680 CAD) plus applicable harmonized sales taxes on February 27, 2022. The leasing agreement bears interest at the rate of 6.15% annually, compounded monthly, due January 27, 2022.

The lease liabilities are secured by the equipment under capital lease as described in note 8.

Minimum lease payments are as follows:

In the six-month period ending December 31, 2019	$54,702
In the year ending December 31, 2020	100,478
In the year ending December 31, 2021	108,944
In the year ending December 31, 2022	22,769
286,893
Less: imputed interest	(23,784)
Total	$263,109

For the six-month period ended June 30, 2019, $8,555 ($11,408 CAD) (2018-$9,738; $12,441 CAD) in interest was incurred.

13. Convertible Promissory Notes

		June 30, 2019	December 31, 2018

(a)	Convertible promissory notes-January 28, 2019 (net of unamortized financing costs of $20,329 (2018- $nil))	$317,171	$-
(b)	Convertible promissory notes-March 7 and March 8, 2019 (net of unamortized financing costs of $102,885) (2018- $nil))	722,115	-
(c)	Convertible promissory note-May 23, 2019 (net of unamortized financing costs of $40,987 (2018-$nil))	209,013	-
		$1,248,299	$-

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
June 30, 2019 and 2018
(Expressed in United States Dollars)
(unaudited)

13. Convertible Promissory Notes, (continued)

(a)      On January 28, 2019, the Company entered into securities purchase agreements (the "January 2019 SPAs") with three investors (the "January 2019 Investors") pursuant to which the Company issued to the January 2019 Investors 12% unsecured convertible promissory notes (the "January 2019 Notes") in the aggregate principal amount of $337,500, with such principal and the interest thereon convertible into shares of the Company's common stock (the "Common Stock") at the January 2019 Investors' option. Although the January 2019 SPAs are dated January 28, 2019 (the "January 2019 Effective Date"), they became effective upon the receipt in cash of the issue price by the January 2019 Investors.

The amounts of $102,500, $100,000, and $100,000, totaling $302,500, represented the proceeds to the Company, net of transaction-related expenses, for the January 2019 Notes from the January 2019 Investors and were received in cash from February 1 through February 4, 2019.

The maturity date of each of the January 2019 Notes is January 28, 2020 (the "January 2019 Maturity Dates"). The Notes bear interest at a rate of twelve percent (12%) per annum (the "January 2019 Interest Rate"), which interest shall be paid by the Company to the January 2019 Investors in Common Stock at any time the January 2019 Investors send a notice of conversion to the Company. The January 2019 Investors are entitled to, at their option, convert all or any amount of the principal face amount and any accrued but unpaid interest of the January 2019 Notes into Common Stock, at any time, at a conversion price for each share of Common Stock equal to 65% multiplied by the lowest trading price (as defined in the January 2019 Notes) of the Common Stock as reported on the National Quotations Bureau OTC Marketplace exchange upon which the Company's shares are traded during the twenty (20) consecutive Trading Day period immediately preceding (i) the January 2019 Effective Date; or (ii) the conversion date.

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

The Company has reserved a minimum of eight (8) times the number of its authorized and unissued Common Stock (the "January 2019 Reserved Amounts"), free from preemptive rights, to provide for the issuance of Common Stock upon the full conversion of the January 2019 Notes. Upon full conversion of the January 2019 Notes, any shares remaining in such reserve shall be cancelled. The Company increases the January 2019 Reserved Amount in accordance with the Company's obligations under the January 2019 Notes.

Pursuant to the terms of the January 2019 SPAs, for so long as the Investors own any shares of Common Stock issued upon the conversion of the January 2019 Notes (the "January 2019 Conversion Shares"), the Company has covenanted to secure and maintain the listing of such shares of Common Stock. The Company is also subject to certain customary negative covenants under the January 2019 Notes and the January 2019 SPAs, including but not limited to the requirement to maintain its corporate existence and assets, subject to certain exceptions, and not to make any offers or sales of any security under circumstances that would require registration of or stockholder approval for the January 2019 Notes or the January 2019 Conversion Shares.

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
June 30, 2019 and 2018
(Expressed in United States Dollars)
(unaudited)

13. Convertible Promissory Notes, (continued)

The January 2019 Notes also contain certain representations, warranties, covenants and events of default including if the Company is delinquent in its periodic report filings with the Securities and Exchange Commission and increases in the amount of the principal and interest rates under the January 2019 Notes in the event of such defaults. In the event of default, at the option of the January 2019 Investors and in the January 2019 Investors' sole discretion, the January 2019 Investors may consider the January 2019 Notes immediately due and payable.

(b)        On March 7 and March 8, 2019, the Company entered into two securities purchase agreements (the "March 2019 SPAs") with two investors (the "March 2019 Investors") pursuant to which the Company issued to each March 2019 Investor two 12% unsecured convertible promissory notes comprised of the first notes (the "First Notes") being in the amount of $275,000 each, and the remaining notes in the amount of $275,000 each (the "Back-End Notes," and, together with the First Notes, the "March 2019 Notes") in the aggregate principal amount of $1,100,000, with such principal and the interest thereon convertible into Common Stock at the March 2019 Investors' option. Each First Note contains a $25,000 Original Issue Discount such that the issue price of each First Note was $250,000. The proceeds on the issuance of the First Notes were received from the March 2019 Investors upon the signing of the March 2019 SPAs. The proceeds on the issuance of the Back-End Notes were initially received by the issuance of two offsetting $250,000 secured notes to the Company by the March 2019 Investors (the "Buyer Notes"), provided that prior to conversion of the Back-End Notes, the March 2019 Investors must have paid back the Back-End Notes in cash.

Although the March 2019 SPAs are dated March 7, 2019 and March 8, 2019 (each, a "March 2019 Effective Date"), they became effective upon the receipt in cash of the issue price by the March 2019 Investors. On March 11, 2019, the Company received cash of $456,000, net of transaction-related expenses, for the First Notes from the March 2019 Investors.

On April 24, 2019, the Company received one of the Back-End Notes from the March 2019 Investors in the face value amount of $275,000. The proceeds received by the Company was $228,000, net of $25,000 discount and financing costs.

The maturity dates of the March 2019 Investor Notes are March 7, 2020 and March 8, 2020. The March 2019 Investor Notes bear interest at a rate of twelve percent (12%) per annum (the "March 2019 Interest Rate"), which interest shall be paid by the Company to the March 2019 Investors in Common Stock at any time the March 2019 Investors send a notice of conversion to the Company. The March 2019 Investors are entitled to, at their option, convert all or any amount of the principal face amount and any accrued but unpaid interest of the March 2019 Investor Notes into Common Stock, at any time, at a conversion price for each share of Common Stock equal to 65% multiplied by the lowest trading price (as defined in the Notes) of the Common Stock as reported on the National Quotations Bureau OTC Marketplace exchange upon which the Company's shares are traded during the twenty (20) consecutive Trading Day period immediately preceding (i) the applicable March 2019 Effective Date; or (ii) the conversion date.

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

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
June 30, 2019 and 2018
(Expressed in United States Dollars) (unaudited)

13. Convertible Promissory Notes, (continued)

The Company reserved a minimum of eight (8) times the number of its authorized and unissued Common Stock (the "March 2019 Reserved Amounts"), free from preemptive rights, to provide for the issuance of Common Stock upon the full conversion of the March 2019 Investor Notes. Upon full conversion of the March 2019 Investor Notes, any shares remaining in such reserve shall be cancelled. The Company increases the March 2019 Reserved Amount in accordance with the Company's obligations under the March 2019 Investor Notes.

Pursuant to the terms of the March 2019 SPAs, for so long as the March 2019 Investors own any shares of Common Stock issued upon the conversion of the March 2019 Investor Notes (the "March 2019 Conversion Shares"), the Company has covenanted to secure and maintain the listing of such shares of Common Stock. The Company is also subject to certain customary negative covenants under the March 2019 Investor Notes and the March 2019 SPAs, including but not limited to the requirement to maintain its corporate existence and assets, subject to certain exceptions, and not to make any offers or sales of any security under circumstances that would require registration of or stockholder approval for the March 2019 Investor Notes or the March 2019 Conversion Shares.

The March 2019 Investor Notes contain certain representations, warranties, covenants and events of default including if the Company is delinquent in its periodic report filings with the Securities and Exchange Commission which would increase the amount of the principal and interest rates under the Notes in the event of such defaults. In the event of default, at the option of the March 2019 Investors and in the March 2019 Investors' sole discretion, the March 2019 Investors may consider the March 2019 Investor Notes immediately due and payable.

(c)        On May 23, 2019, the Company entered into a securities purchase agreement (the "May 2019 SPA") with one investor (the "May 2019 Investor") pursuant to which the Company issued to the May 2019 Investor one 12% unsecured convertible promissory note (the "May 2019 Investor Note") in the principal amount of $250,000. On this date, the Company received proceeds of $204,250, net of transaction related expenses of $45,750.

The maturity date of the May 2019 Investor note is May 23, 2020. The May 2019 Investor Note bears interest at a rate of twelve percent (12%) per annum (the "May 2019 Interest Rate"), which interest shall be paid by the Company to the May 2019 Investor in Common Stock at any time the May 2019 Investor sends a notice of conversion to the Company. The May 2019 Investor is entitled to, at its option, convert all or any amount of the principal amount and any accrued but unpaid interest of the May 2019 Investor Note into Common Stock, at any time, at a conversion price for each share of Common Stock equal to 65% multiplied by the lowest trading price (as defined in the Note) of the Common Stock as reported on the National Quotations Bureau OTC Marketplace exchange upon which the Company's shares are traded during the twenty (20) consecutive Trading Day period immediately preceding (i) the applicable May 2019 Effective Date; or (ii) the conversion date.

The May 2019 Investor Note may be prepaid until 180 days from the applicable May 2019 Effective Date with the following penalties: (i) if the May 2019 Investor note is prepaid within sixty (60) days following the applicable May 2019 Effective Date, then the prepayment premium shall be 125% of the face amount plus any accrued interest; (ii) if the May 2019 Investor Note is prepaid during the period beginning on the date which is sixty-one (61) days following the applicable May 2019 Effective Date, and ending on the date which is ninety (90) days following the applicable May 2019 Effective Date, then the prepayment premium shall be 135% of the face amount plus any accrued interest; (iii) if the May 2019 Investor Note is prepaid during the period beginning on the date which is ninety-one (91) days following the applicable May 2019 Effective Date, and ending on the date which is one hundred eighty (180) days following the applicable May 2019 Effective Date, then the prepayment premium shall be 145% of the face amount plus any accrued interest. Such prepayment redemptions must be closed and funded within three days of giving notice of prepayment or the right to prepay shall be forfeited.

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
June 30, 2019 and 2018
(Expressed in United States Dollars)
(unaudited)

 13. Convertible Promissory Notes, (continued)

The Company reserved 10,937,000 of its authorized and unissued Common Stock (the "May 2019 Reserved Amount"), free from preemptive rights, to provide for the issuance of Common Stock upon the full conversion of the May 2019 Investor Note. Upon full conversion of the May 2019 Investor note, any shares remaining in such reserve shall be cancelled. The Company increases the May 2019 Reserved Amount in accordance with the Company's obligations under the May 2019 Investor note.

Pursuant to the terms of the May 2019 SPA, for so long as the May 2019 Investor owns any shares of Common Stock issued upon the conversion of the May 2019 Investor note (the "May 2019 Conversion Shares"), the Company has covenanted to secure and maintain the listing of such shares of Common Stock. The Company is also subject to certain customary negative covenants under the May 2019 Investor Note and the May 2019 SPA, including but not limited to the requirement to maintain its corporate existence and assets, subject to certain exceptions, and not to make any offers or sales of any security under circumstances that would require registration of or stockholder approval for the May 2019 Investor Note or the May 2019 Conversion Shares.

For the six-month period ended June 30, 2019, the Company accrued interest of $67,231 (2018-$nil) on the outstanding promissory notes, included in accrued liabilities.

14. Mortgage Payable

The Company obtained a mortgage provided by private lenders to finance the acquisition of the shares of 1684567, as noted under note 6, business acquisition. The mortgage has a principal amount of $1,375,380 ($1,800,000 CAD), is repayable interest only on a monthly basis at an annual rate of 10% per annum and is due May 24, 2020. The mortgage payable is secured by way of shares for 1684567, a first mortgage on the premises, a general assignment of rents, a fire insurance policy and is guaranteed by the Company. Financing fees on the mortgage totaled $82,592 ($108,090 CAD).

	June 30, 2019	December 31, 2018
Mortgage payable, net of unamortized finance fees of $74,219 ($97,133 CAD)	$1,301,161	$-

15. Loans Payable to Related Parties

	June 30, 2019	December 31, 2018

Travellers International Inc.	$-	$146,600
Directors	57,308	54,975
	$57,308	$201,575

Loan payable in the amount of $nil ($nil CAD) (December 31, 2018-$146,600; $200,000 CAD), owing to Travellers bears interest at the rate of 12% per annum, was due on demand and was unsecured. The loan and related accrued interest were repaid during the six-month period ended June 30, 2019. As at June 30, 2019 $nil ($nil CAD) (December 31, 2018-$13,110; $17,885 CAD) in interest was included in accrued liabilities.

Loans payable to directors in the amount of $57,308 ($75,000 CAD) (December 31, 2018-$54,975; $75,000 CAD), owing to three directors bear interest at the rate of 12% per annum, is due on demand and is unsecured. As at June 30, 2019, $8,384 ($10,973 CAD) (December 31, 2018-$4,772; $6,510 CAD) in interest is included in accrued liabilities. These loans were repaid with accrued interest on July 19, 2019.

For the three-month period ended June 30, 2019, $2,373 ($3,165 CAD) (2018-$6,072; $7,758 CAD) in interest was incurred on the loans to related parties. And, for the six-month period ended June 30, 2019, $7,828 ($10,438 CAD) (2018-$6,362; $8,129 CAD) in interest was incurred on the loans payable to related parties.

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
June 30, 2019 and 2018
(Expressed in United States Dollars)
(unaudited)

16. Capital Stock

As at June 30, 2019, the Company had 150,000,000 common shares authorized with a par value of $.0001 per share and 42,484,531 (2018-40,299,531) common shares issued and outstanding. During the six-month period ended June 30, 2019, the Company raised $nil (December 31, 2018-$650,240) cash on a private placement, net of share issue costs of $nil (2018-$46,260), on the issuance of nil (December 31, 2018-696,500) common shares of the Company. The Company issued 2,000,000 common shares on the exchange each of the President's and the CEO's 1,000,000 2018 RSUs; 5,000 common shares for proceeds received prior to December 31, 2018 of $4,600, net of share issue costs of $400; 100,000 common shares for professional services in the amount of $53,000, based on the closing trading price on the day immediately prior to issuance and 80,000 common shares to the directors determined to be valued at $39,200 based on the trading price of the stock at the close of the day immediately prior to issuance.

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

The Company also granted the CEO 3,000,000 RSUs under a new consulting agreement effective January 1, 2017. The RSUs are expected to vest in three equal installments annually on each of January 1, 2018, 2019 and 2020. On February 25, 2018, the Company issued 1,000,000 common shares in exchange for 1,000,000 RSUs to the CEO. In addition, on May 17, 2018, at a meeting of the Board, the Board approved an amendment to the President's consulting agreement, to include the granting of 3,000,000 RSUs to the President, determined to be valued at $3,000,000, based on private placement pricing at the time on the same terms and conditions as those granted to the CEO. Effective May 17, 2018, 1,000,000 RSUs were exchanged into 1,000,000 common stock. Based on private placement pricing at the time, the common stock issued in exchange for the President's RSUs, was determined to be valued at $1,000,000.

17. Commitments

a)	Effective January 1, 2017, new consulting agreements were finalized for the services of the President and for the CEO. The consulting agreements are for a period of three years, commencing January 1, 2017. For each of these two executive officers, the monthly fees are as follows: $3,821 ($5,000 CAD) for 2017 and $11,462 ($15,000 CAD) for 2018 and 2019. In addition, the CEO was granted 3,000,000 RSUs on January 1, 2017. On each of January 1, 2018 and April 3, 2019, 1,000,000 RSUs were exchanged into 1,000,000 common stock. The RSUs of the remaining installment is expected to vest on January 1, 2020, upon meeting certain performance objectives. On May 17, 2018, the President's consulting agreement was amended by the Board to add the granting of 3,000,000 RSUs, on the same terms and conditions as those of the CEO. On this date, the President was issued 1,000,000 common stock on the exchange of 1,000,000 RSUs. On January 8, 2019, the President was issued 1,000,000 common stock on the exchange of his 2018 RSUs. The RSUs of the remaining instalment are expected to vest on January 1, 2020, upon meeting certain performance objectives. The future minimum commitment under these consulting agreements, is as follows:

For the six-month period ending December 31, 2019	$137,538

b)

Effective January 1, 2017, the Company entered into a new three-year premises lease agreement with Haute at a monthly amount of $3,056 ($4,000 CAD) for 2017, $ 3,821 ($5,000 CAD) for 2018 and $4,585 ($6,000 CAD) for 2019. The Company is also responsible for all expenses and outlays in connection with its occupancy of the leased premises, including, but not limited to utilities, realty taxes and maintenance. The future minimum commitment under this premises lease agreement is as follows:

	For the six-month period ending December 31, 2019	$27,510

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
June 30, 2019 and 2018
(Expressed in United States Dollars)
(unaudited)

17. Commitments, (continued)

c)

The Company was assigned the land lease on the purchase of certain assets of Astoria. The land lease, which comprises 13.88 acres in Roslin, Ontario, Canada, has a term expiring March 31, 2034. The basic monthly rent on the net lease is $2,292 ($3,000 CAD) and is subject to adjustment based on the consumer price index as published by Statistics Canada ("CPI"). No adjustment for CPI had been charged by the previous landlord. The Company is also responsible for any property taxes, maintenance, insurance and utilities. In addition, the Company has the right to extend the lease for five further terms of five years each and one further term of five years less one day. Effective January 1, 2019, this right-of-use operating lease has been reported as an operating lease right-of-use asset and an operating lease liability on the interim condensed consolidated balance sheets as at March 31, 2019 and 2018. Subsequently, effective May 24, 2019, the Company acquired the shares of 1684567, the company that owned the land upon which the right-of-use asset was situated. As a result, the Company is currently both the tenant and the landlord and as such, no longer recognizes an operating right-of-use asset and related operating lease liability.

In addition, the Company was recently informed that, through a special provision of the site plan agreement with the City of Belleville (the "City"), Ontario, the Company is required to fund certain road maintenance required by the City for the years 2017 through to 2025 at an annual rate of $7,641 ($10,000 CAD). The first year of the special provision was 2016, approximately one year before the Company acquired certain assets of Astoria. This special provision was not addressed in the APA and as a result, the Company may be liable for both the 2016 and 2017 assessments.

The payments are due each September 30th. The Company's estimates that its portion for the year ended September 30, 2017, would be equal to the 15 days the Company owned the organic composting facility, after it was acquired on September 15, 2017. The amounts for 2016 and 2017 have not been paid and unless this can be resolved with the operator for the period prior to September 15, 2017, the Company may be liable for both these years. The Company paid the amount due on September 30, 2018, in the amount of $7,641 ($10,000 CAD) and has recorded an accrual for the balance owing from October 1, 2018 to June 30, 2019.

d)

PACE has provided the Company a letter of credit in favor of the Ministry of the Environment, Conservation and Parks (the "MOECP"), (formerly the Ministry of the Environment and Climate Change) in the amount of $211,527 ($276,831 CAD) and, as security, has registered a charge of lease over the premises, located at 704 Phillipston Road, Roslin, Ontario, Canada. The Company is required to provide for environmental remediation and clean-up costs for its organic composting facility. The letter of credit is a requirement of the MOECP and is in connection with the financial assurance provided by the Company for it to be in compliance with the MOECPs environmental objectives. The MOECP regularly evaluates the Company's organic composting facility to ensure compliance is adhered to and the letter of credit is subject to change by the MOECP. Since the fair value of the environmental remediation costs cannot be determined at this time, no estimate of such costs has been recorded in the accounts. As of June 30, 2019, the MOECC has not drawn on the letter of credit.

18. Economic Dependence

The Company generated 72% and 74% of its revenue from three customers during the three and six-month periods ended June 30, 2019, respectively (2018-54% and 63% from two customers, respectively).

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
June 30, 2019 and 2018
(Expressed in United States Dollars)
(unaudited)

19. Subsequent Events

The Company's management has evaluated subsequent events up to the date the interim condensed consolidated financial statements were issued, pursuant to the requirements of ASC 855 and has determined the following to be material subsequent events:

(a)

On July 19, 2019, the Company entered into a securities purchase agreement (the "July 2019 SPA") with one investor (the "July 2019 Investor") pursuant to which the Company issued to the July 2019 Investor one 12% unsecured convertible promissory note (the "July 2019 Investor Note") in the principal amount of $170,000, due July 19, 2020. On this date the Company received proceeds of $138,200, net of transaction related expenses of $31,800.

(b)

On July 29, 2019 the Company received an unsecured loan of $30,564 ($40,000 CAD). Financing fees in connection with this loan amounted to $4,279 ($5,600 CAD). The loan is being repaid daily, in the amount of $373 ($488 CAD), due January 7, 2020.

(c)

On July 22, 2019, the council for one of the Company's customers, a local township, approved an extension of contracts for the services provided by the Company for garbage collection and for the operation and maintenance of the township's two waste disposal sites. The new contracts expire on February 28, 2023 and amount to $136,774 ($179,000 CAD) annually.

(d)	On August 5, 6 and 7 of 2019, the 2019 January Investors converted a portion of their unsecured convertible promissory notes, including accrued interest, of $41,020, for 734,417 common shares at conversion prices ranging from $0.05 to $0.091 per share.

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

Growth and percentage comparisons made herein generally refer to the six-month period ended June 30, 2019 compared with the six-month period ended June 30, 2018 unless otherwise noted. Unless otherwise indicated or unless the context otherwise requires, all references in this document to "we, "us, "our," the "Company," and similar expressions refer to SusGlobal Energy Corp., and depending on the context, its subsidiaries.

SPECIAL NOTICE ABOUT GOING CONCERN AUDIT OPINION

OUR AUDITOR ISSUED AN OPINION EXPRESSING SUBSTANTIAL DOUBT AS TO OUR ABILITY TO CONTINUE IN BUSINESS AS A GOING CONCERN FOR THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017. YOU SHOULD READ THIS QUARTERLY REPORT ON FORM 10-Q WITH THE "GOING CONCERN" ISSUES IN MIND.

This Management's Discussion and Analysis should be read in conjunction with the unaudited interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q (the "Financial Statements"). The financial statements have been prepared in accordance with generally accepted accounting policies in the United States ("GAAP"). Except as otherwise disclosed, all dollar figures included therein and in the following management discussion and analysis are quoted in United States dollars.

OVERVIEW

The following organization chart sets forth our wholly-owned subsidiaries:

SusGlobal Energy Corp. ("SusGlobal") was formed by articles of amalgamation on December 3, 2014, in the Province of Ontario, Canada and its executive office is in Toronto, Ontario, Canada. SusGlobal, a company in the start-up stages and Commandcredit Corp. ("Commandcredit"), an inactive Canadian public company, amalgamated to continue business under the name of SusGlobal Energy Corp.

On May 23, 2017, SusGlobal filed an Application for Authorization to continue in another Jurisdiction with the Ministry of Government Services in Ontario and a certificate of corporate domestication and certificate of incorporation with the Secretary of State of the State of Delaware under which it changed its jurisdiction of incorporation from Ontario to the State of Delaware (the "Domestication"). In connection with the Domestication each of the currently issued and outstanding common shares were automatically converted on a one-for-one basis into common shares compliant with the laws of the state of Delaware (the "Shares"). As a result of the Domestication, pursuant to Section 388 of the General Corporation Law of the State of Delaware (the "DGCL"), SusGlobal continued its existence under the DGCL as a corporation incorporated in the State of Delaware. The business, assets and liabilities of SusGlobal and its subsidiaries on a consolidated basis, as well as its principal location and fiscal year, were the same immediately after the Domestication as they were immediately prior to the Domestication. SusGlobal filed a Registration Statement on Form S-4 to register the Shares and this registration statement was declared effective by the Securities and Exchange Commission on May, 23, 2017.

When the terms "the Company," "we," "us" or "our" are used in this document, those terms refer to SusGlobal Energy Corp., and its wholly-owned subsidiaries, SusGlobal Energy Canada Corp., SusGlobal Energy Canada I Ltd. and SusGlobal Energy Belleville Ltd.

SusGlobal is a renewable energy company focused on acquiring, developing and monetizing a global portfolio of proprietary technologies in the waste to energy application.

With the growing amount of organic wastes being produced by society as a whole, a solution for sustainable global management of these wastes must be achieved. SusGlobal through its proprietary technology and processes is equipped and confident to deliver this objective. Management believes renewable energy is the energy of the future. Sources of this type of energy are more evenly distributed over the earth's surface than finite energy sources, making it an attractive alternative to petroleum-based energy. Biomass, one of the renewable resources, is derived from organic material such as forestry, food, plant and animal residuals. SusGlobal can therefore help you turn what many consider waste into precious energy. The portfolio will be comprised of four distinct types of technologies: (a) Process Source Separated Organics ("SSO") in anaerobic digesters to divert from landfills and recover biogas. This biogas can be converted to gaseous fuel for industrial processes, electricity to the grid or cleaned for compressed renewable gas. (b) Increasing the capacity of existing infrastructure (anaerobic digesters) to allow processing of SSO to increase biogas yield. (c) Utilize recycled plastics to produce liquid fuels and (d) process digestate to produce a pathogen free organic fertilizer.

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

The primary focus of the services SusGlobal provides includes identifying idle or underutilized anaerobic digesters and integrating our technologies with capital investment to optimizing the operation of the existing digesters to reach their full capacity for processing SSO. Our processes not only divert significant organic waste from landfills, but also result in methane avoidance, with significant Greenhouse Gas ("GHG") reductions from waste disposal. The processes also produce renewable energy through the conversion of wastewater biosolids and organic wastes in the same equipment (co-digestion) and valuable end products such as biogas, electricity and organic fertilizer, considered Class AA organic fertilizer.

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

RECENT BUSINESS DEVELOPMENTS

Business Acquisition

Effective May 24, 2019, the Company purchased all the issued and outstanding shares of 1684567 Ontario Inc. ("1684567"). The transaction closed on May 28, 2019. The purchase consideration consisted of cash from working capital of $200,402 ($269,466 CAD) and cash from a third-party mortgage obtained in the amount of $1,258,273 ($1,691,910 CAD, net of financing fees of $80,387 ($108,090 CAD)). The total purchase price includes the original offer of $1,314,304 ($1,767,250 CAD) and acquisition costs of $144,371 ($194,126 CAD). The principal asset of this acquired company was the land upon which the Company's organic composting facility is situated. The Company continues to operate the garbage collection and landfill management operations that it acquired under this transaction.

Financings

On July 19, 2019, the Company entered into a securities purchase agreement (the "July 2019 SPA") with one investor (the "July 2019 Investor") pursuant to which the Company issued to the July 2019 Investor one 12% unsecured convertible promissory note (the "July 2019 Investor Note") in the principal amount of $170,000, due July 19, 2020. On this date the Company received proceeds of $138,200, net of transaction related expenses of $31,800.

On July 29, 2019 the Company received an unsecured loan of $30,564 ($40,000 CAD). Financing fees in connection with this loan amounted to $4,279 ($5,600 CAD). The loan is being repaid daily, in the amount of $373 ($488 CAD), due January 7, 2020.

Trademark Applications

On March 13, 2019, the Company filed trademark applications with the Canadian and US trademark offices to register the SusGlobal logo, Earth's Journey, SusGro, Leaders in the Circular Economy and Caring for Earth's Journey.

Renewed Contracts

On July 22, 2019, the council for one of the Company's customers, a local township, approved an extension of contracts for the services provided by the Company for garbage collection and for the operation and maintenance of the township's two waste disposal sites. The new contracts expire on February 28, 2023 and amount to $136,774 ($179,000 CAD) annually.

Treatment of Organic Waste and Septage

On February 28, 2019, the Company announced that it had received the project completion report titled: Development Optimization and Validation of an Innovative Integrated Anaerobic Thermophilic Digester Treatment of Organic Waste and Septage. The report was written by a research team at Fleming College's Centre for Advancement of Water and Wastewater Technologies, located in Lindsay, Ontario, Canada. The collaborative project was supported by the Advancing Water Technologies Program (the "AWT Program") of Southern Ontario Water Consortium. The project focused on the development of a new and innovative technology for handling and processing organic residuals. This new technology utilizes the anaerobic mesophilic digestion process coupled with thermophilic digestion to maximize biogas yields and produce organic fertilizer through optimal operations.

Asset Purchase

On September 15, 2017, the Company entered into an asset purchase agreement (the "APA) with Astoria Organic Matters Ltd., and Astoria Organic Matters Canada LP ("Astoria"), pursuant to which the Company purchased certain assets of Astoria from the court appointed receiver of Astoria, BDO Canada Limited (the "Receiver"). The purchase price for the composting buildings, Gore cover system, driveway and paving, office trailer, certain machinery and equipment, computer equipment, computer software and intangible assets (the "Assets") consisted of cash of $3,167,250 ($4,100,000 CAD), funded by PACE Savings and Credit Union Limited ("PACE") and 529,970 restricted common shares of the Company, determined to be valued at $529,970 ($700,000 CAD) based on private placement pricing at the time. In addition, legal costs of $22,598 ($29,253 CAD) in connection with acquiring the Assets are included in the cost of the organic composting facility. In addition, the Company purchased certain accounts receivable which it was required to collect, totaling $127,650 ($174,147 CAD) and a deposit with a local municipality in the amount of $38,625 ($50,000 CAD).

Other

On February 16, 2018, the Company finalized a lease agreement for certain equipment for its organic composting facility, which was previously on monthly rental, in the amount of $189,077 ($247,450 CAD) (the "2018 Equipment Lease Agreement"). The 2018 Equipment Lease Agreement is for a period of forty-eight months, with two initial monthly installments of $7,641 ($10,000 CAD) each, plus the applicable harmonized sales taxes, followed by forty-six monthly blended installments of principal and interest of $3,911 ($5,118 CAD), plus the applicable harmonized sales taxes. The Company has the option to purchase the equipment on the forty ninth month for an amount of $18,858 ($24,680 CAD), plus the applicable harmonized sales taxes. The 2018 Equipment Lease Agreement bears interest at the rate of 6.15% annually, compounded monthly, due January 27, 2022. During the six-month period ended June 30, 2019 $4,197 ($5,597 CAD) (2018-$3;657 $4,672 CAD) of interest was charged on the 2018 Equipment Lease Agreement.

On October 30, 2017, the Company finalized a lease agreement for certain equipment for its organic composting facility, which commenced on October 30, 2017, in the amount of $219,029 ($286,650 CAD) (the "October 2017 Equipment Lease Agreement"). The October 2017 Equipment Lease Agreement requires monthly blended installments of principal and interest of $4,462 ($5,840 CAD), plus applicable harmonized sales taxes and a final balloon payment of $21,853 ($28,600 CAD), plus applicable harmonized sales taxes on October 31, 2021. The October 2017 Equipment Lease Agreement bears interest at the rate of 5.982% annually, compounded monthly, due September 30, 2021. During the three-month period ended June 30, 2019, $4,358 ($5,811 CAD) (2018-$4,848; $6,194 CAD) of interest was charged on the October 2017 Equipment Lease Agreement.

On September 21, 2017, the company finalized a lease agreement for the lease of certain equipment for its organic composting facility, in the amount of $13,127 ($17,180 CAD) (the "September 2017 Equipment Lease Agreement"). The September 2017 Equipment Lease Agreement requires monthly blended installments of principal and interest of $969 ($1,268 CAD) at a monthly interest rate of 5.95%, due and fully paid on November 10, 2018. During the three-month period ended June 30, 2019, $nil ($nil CAD) (2018-$1,233; $1,575 CAD) of interest was charged under the September 2017 Equipment Lease Agreement.

On May 11, 2017, the Company signed a posting agreement with CrowdVest, a Tennessee limited liability company ("CrowdVest"), to act as the Company's online intermediary technology platform in connection with the Company's offering of shares of Common Stock pursuant to Rule 506 of Regulation D under the Securities Act of 1933. As compensation, CrowdVest received 20,000 restricted shares of Common Stock of the Company, based on an issuance price of $5 per share, once the 506(c)-general solicitation offering commenced. The offering terminated on October 27, 2017 and was not extended.

On May 9, 2017, the company signed a memorandum of agreement with Kentech (the "Kentech Agreement"), a corporation existing under the laws of the province of Ontario, Canada ("Kentech"). The Kentech Agreement provides the Company the right to acquire and the right to use the equipment and innovative processes of Kentech in relation to the production of liquid fertilizer from organic waste material. The Kentech Agreement is for a period of five years, commencing on the date of the Kentech Agreement. The Kentech Agreement may be terminated by either party upon providing six months' notice.

Effective January 1, 2017, new consulting agreements were finalized for the services of the President and the CEO (the "Consulting Agreements"). The Consulting Agreements are for a period of three years, commencing January 1, 2017. For each of the President and the CEO, the monthly fees are as follows: $3,821 ($5,000 CAD) for 2017 and $11,462 ($15,000 CAD) for 2018 and 2019. In addition, the CEO was granted 3,000,000 RSUs on January 1, 2017, determined to be valued at $990,000, based on private placement pricing at the time. On each of February 25, 2018 and April 2, 2019, 1,000,000 RSUs were exchanged into 1,000,000 shares of common stock of the Company. The RSUs of the remaining installment are expected to vest on January 1, 2020, upon meeting certain performance objectives. On May 17, 2018, the President's Consulting Agreement was amended by the Board of Directors' (the "Board"), to add the granting of 3,000,000 RSUs, determined to be valued at $3,000,000 based on private placement pricing at the time on the same terms and conditions as those of the CEO. On this date, the President was issued 1,000,000 shares of common stock of the Company in exchange for 1,000,000 RSUs. On January 8, 2019, 1,000,000 RSUs were exchanged for 1,000,000 common stock of the Company. The RSUs of the remaining installment are expected to vest on January 1, 2020, upon meeting certain performance objectives.

On December 7, 2016, the Company was awarded funding for the AWT Program, a program for business led collaborations in the water sector. The AWT Program is administered by the Southern Ontario Water Consortium to assist small and medium sized businesses in the Province of Ontario, Canada, leverage world-class research facilities and academic expertise to develop and demonstrate water technologies for successful introduction to market. In addition, the AWT Program is designed to enhance the Ontario water cluster and continue to build Ontario's reputation for water excellence around the world. The Company's academic partner is the CAWT at Fleming College in Lindsay, Ontario, Canada. The original AWT Program budget was for $611,280 ($800,000 CAD), of which the Company contributes 50% in cash and in-kind contributions and CAWT contributes 50%. CAWT revised its budget for the second and third years of the AWT Program. As a result, the cash commitments for 2017 and 2018, the second and third years of the AWT Program were cancelled.

The Company had already completed and provided its commitment for the first year of the AWT Program which ended March 31, 2017, consisting of professional fees of $7,217 ($9,432 CAD) and a contribution to the capital requirements of the AWT Program, totaling $71,017 ($94,000 CAD), for equipment to be used in the AWT Program and to be retained by CAWT.

On November 4, 2016, the Company's BioGrid Project, a project described in the expansion and operation agreement (the "BioGrid Agreement") with the Township of Georgian Bluffs and the Township of Chatsworth (the "Municipalities"), was terminated.

On August 19, 2016, Travellers provided an unsecured loan bearing interest at an annual rate of 12% in the amount of 160,461 ($210,000 CAD) which was required to initiate a letter of credit in the amount of $152,820 ($200,000 CAD). This loan was repaid in full, with accrued interest on April 3, 2018. Fees for the letter of credit included $7,641 ($10,000 CAD) incurred and charged by Travellers and $2,292 ($3,000 CAD) charged by the Company's chartered bank. There is no written agreement evidencing this loan and the loan was approved by the Board of Directors of the Company.

On May 14, 2015, the Ontario Ministry of the Environment, Conservation and Parks (the "MOECP") formerly the Ontario Ministry of the Environment and Climate Change, announced formal targets to be met to satisfy a commitment necessary to join the Western Climate Initiative (the "WCI") along with Quebec and California, who are in the WCI with Cap and Trade commitments since 2014. The Ontario emission targets are very ambitious, with GHG emission reductions of 15% by 2020, 37% by 2030 and 80% by 2050, all from a 1990 baseline. Ontario achieved a 6% reduction in GHG emissions from 1990 levels in 2014, mainly by closing all coal-fired power plants. The targets announced will require a focused program to reduce GHG emissions.

The Company's activities all contribute to GHG reductions, so we will be a key part of Ontario's initiative. The Company has also contacted counterparties in Quebec and California to explore opportunities for relevant projects. SusGlobal is committed to making all its commercial activities carbon neutral. New Cap and Trade regulations became effective January 2017. Subsequently, on July 3, 2018, the new premier of the Province of Ontario announced the end of the Cap and Trade program in Ontario.

On May 6, 2015, the Company finalized an agreement with Syngas, a company incorporated under the laws of Malaysia ("Syngas"), providing an exclusive license for the Company to use Syngas Intellectual Property within North America for a period of five years from the date of this agreement, for a consideration of $1, renewable every five years upon written request (the "Syngas License Agreement"). Syngas produces equipment that uses an innovative process to produce liquid transportation fuel from plastic waste material. The Company issued 20,000 shares of Common Stock of the Company to an introducing party, determined to be valued at $2,000. The Syngas License Agreement is being amortized on a straight-line basis, over a period of 10 years. There are no other obligations under the Syngas License Agreement.

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

Operations

The Company owns the Environmental Compliance Approvals (the "ECAs") issued by the MOECP, from the Province of Ontario, in place to accept up to 70,000 metric tonnes of waste annually from the provinces of Ontario and Quebec and from western New York state, and to operate a waste transfer station with the capacity to process up to 50,000 metric tonnes of waste annually. Once built, the location of the waste transfer station will be alongside the organic composting facility which is currently in operation near Belleville, Ontario, Canada.

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

Organic Composting Facility. The Company's organic composting facility, located near Belleville, Ontario Canada, has ECAs in place to accept up to 70,000 metric tonnes of waste annually and is currently in operation. Certain assets of the organic composting facility, including the ECAs for the waste transfer station, were acquired by the Company on September 15, 2017, from the court appointed receiver, BDO, for Astoria, under the APA. The Company charges tipping fees for the waste accepted at the organic composting facility based on arrangements in place with the customers and the type of waste accepted. Typical waste accepted includes, leaf and yard, biosolids, food, liquid, paper sludge and source separated organics. During the six-month period ended June 30, 2019, tipping fees ranged from $19 ($25 CAD) to $65 ($85 CAD) per metric tonne.

Compost Sales. The Company also sells organic compost (screened and unscreened) to local customers. During the six-month period ended June 30, 2019, the average selling price of the compost per metric tonne was approximately $10 ($13 CAD).

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2019, the Company had a bank balance of $25,140 (December 31, 2018-$42,711) and current debt obligations and other current liabilities  in the amount of $7,874,409 (December 31, 2018-$5,045,362). As at June 30, 2019, the Company had a working capital deficit of $7,616,175 (December 31, 2018-$4,830,948). The Company does not currently have sufficient funds to satisfy the current debt obligations. Should the Company's creditors seek or demand payment, the Company does not have the resources to pay or satisfy any such claims currently.

The Company's total assets at June 30, 2019 were $5,400,565 (December 31, 2018-$3,710,713) and total current liabilities were $7,874,409 (December 31, 2018-$5,045,362). Significant losses from operations have been incurred since inception and there is an accumulated deficit of $10,337,807 as of June 30, 2019 (December 31, 2018 -$8,554,312). Continuation as a going concern is dependent upon generating significant new revenue and generating external capital and securing debt to achieve profitable operations while maintaining current fixed expense levels.

To pay current liabilities and to fund any future operations, the Company requires significant new funds, which the Company may not be able to obtain. In addition to the funds required to liquidate the $7,874,409 in current debt obligations and other current liabilities, the Company estimates that approximately $13,000,000 must be raised to fund capital requirements and general corporate expenses for the next 12 months.

In the normal course of business, we are exposed to market risks, including changes in interest rates, certain commodity prices and Canadian currency rates. The Company does not use derivatives to manage these risks.

On August 5, 6 and 7 of 2019, the 2019 January Investors converted a portion of their unsecured convertible promissory notes, including accrued interest, of $41,020, for 734,417 common shares at conversion prices ranging from $0.05 to $0.91 per share.

On May 23, 2019, the Company entered into a securities purchase agreement (the "May 2019 SPA") with one investor (the "May 2019 Investor") pursuant to which the Company issued to the May 2019 Investor one 12% unsecured convertible promissory note (the "May 2019 Investor Note") in the principal amount of $250,000. On this date the Company received proceeds of $204,250, net of transaction related expenses of $45,750.

The maturity date of the May 2019 Investor Note is May 23, 2020. The May 2019 Investor Note bears interest at a rate of twelve percent (12%) per annum (the "May 2019 Interest Rate"), which interest shall be paid by the Company to the May 2019 Investor in Common Stock at any time the May 2019 Investor sends a notice of conversion to the Company. The May 2019 Investor is entitled to, at its option, convert all or any amount of the principal amount and any accrued but unpaid interest of the May 2019 Investor Note into Common Stock, at any time, at a conversion price for each share of Common Stock equal to 65% multiplied by the lowest trading price (as defined in the May 2019 Investor Note) of the Common Stock as reported on the National Quotations Bureau OTC Marketplace exchange upon which the Company's shares are traded during the twenty (20) consecutive Trading Day period immediately preceding (i) the applicable May 2019 Effective Date; or (ii) the conversion date.

The May 2019 Investor Note may be prepaid until 180 days from the applicable May 2019 Effective Date with the following penalties: (i) if the May 2019 Investor note is prepaid within sixty (60) days following the applicable May 2019 Effective Date, then the prepayment premium shall be 125% of the face amount plus any accrued interest; (ii) if the May 2019 Investor Note is prepaid during the period beginning on the date which is sixty-one (61) days following the applicable May 2019 Effective Date, and ending on the date which is ninety (90) days following the applicable May 2019 Effective Date, then the prepayment premium shall be 135% of the face amount plus any accrued interest; (iii) if the May 2019 Investor Note is prepaid during the period beginning on the date which is ninety-one (91) days following the applicable May 2019 Effective Date, and ending on the date which is one hundred eighty (180) days following the applicable May 2019 Effective Date, then the prepayment premium shall be 145% of the face amount plus any accrued interest. Such prepayment redemptions must be closed and funded within three days of giving notice of prepayment or the right to prepay shall be forfeited.

The Company reserved 10,937,000 of its authorized and unissued Common Stock (the "May 2019 Reserved Amount"), free from preemptive rights, to provide for the issuance of Common Stock upon the full conversion of the May 2019 Investor Note. Upon full conversion of the May 2019 Investor Note, any shares remaining in such reserve shall be cancelled. The Company increases the May 2019 Reserved Amount in accordance with the Company's obligations under the May 2019 Investor Note.

Pursuant to the terms of the May 2019 SPA, for so long as the May 2019 Investor owns any shares of Common Stock issued upon the conversion of the May 2019 Investor Note (the "May 2019 Conversion Shares"), the Company has covenanted to secure and maintain the listing of such shares of Common Stock. The Company is also subject to certain customary negative covenants under the May 2019 Investor Note and the May 2019 SPA, including but not limited to the requirement to maintain its corporate existence and assets, subject to certain exceptions, and not to make any offers or sales of any security under circumstances that would require registration of or stockholder approval for the May 2019 Investor Note or the May 2019 Conversion Shares.  The proceeds on the issuance of the Back-End Notes were initially received by the issuance of two offsetting $250,000 secured notes to the Company by the March 2019 Investors (the "Buyer Notes"), provided that prior to conversion of the Back-End Notes, the March 2019 Investors must have paid back the Back-End Notes in cash.

On March 7 and March 8, 2019, the Company entered into two securities purchase agreements (the "March 2019 SPAs") with two investors (the "March 2019 Investors") pursuant to which the Company issued to each March 2019 Investor two 12% unsecured convertible promissory notes comprised of the first notes (the "First Notes") being in the amount of $275,000 each, and the remaining notes in the amount of $275,000 each (the "Back-End Notes," and, together with the First Notes, the "March 2019 Notes") in the aggregate principal amount of $1,100,000, with such principal and the interest thereon convertible into Common Stock at the March 2019 Investors' option. Each First Note contains a $25,000 Original Issue Discount such that the issue price of each First Note was $250,000. The proceeds on the issuance of the First Notes were received from the March 2019 Investors upon the signing of the March 2019 SPAs.

Although the March 2019 SPAs are dated March 7, 2019 and March 8, 2019 (each, a "March 2019 Effective Date"), they became effective upon the receipt in cash of the issue price by the March 2019 Investors. On March 11, 2019, the Company received cash of $456,000, net of transaction-related expenses, for the First Notes from the March 2019 Investors.

On April 24, 2019, the Company received one of the Back-End Notes from the March 2019 Investors in the face value amount of $275,000. The proceeds received by the Company was $228,000, net of the $25,000 discount and financing costs.

The maturity dates of the March 2019 Investor Notes are March 7, 2020 and March 8, 2020. The March 2019 Investor Notes bear interest at a rate of twelve percent (12%) per annum (the "March 2019 Interest Rate"), which interest shall be paid by the Company to the March 2019 Investors in Common Stock at any time the March 2019 Investors send a notice of conversion to the Company. The March 2019 Investors are entitled to, at their option, convert all or any amount of the principal face amount and any accrued but unpaid interest of the March 2019 Investor Notes into Common Stock, at any time, at a conversion price for each share of Common Stock equal to 65% multiplied by the lowest trading price (as defined in the Notes) of the Common Stock as reported on the National Quotations Bureau OTC Marketplace exchange upon which the Company's shares are traded during the twenty (20) consecutive Trading Day period immediately preceding (i) the applicable March 2019 Effective Date; or (ii) the conversion date.

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

The Company reserved a minimum of eight (8) times the number of its authorized and unissued Common Stock (the "March 2019 Reserved Amounts"), free from preemptive rights, to provide for the issuance of Common Stock upon the full conversion of the March 2019 Investor Notes. Upon full conversion of the March 2019 Investor Notes, any shares remaining in such reserve shall be cancelled. The Company increases the March 2019 Reserved Amount in accordance with the Company's obligations under the March 2019 Investor Notes.

Pursuant to the terms of the March 2019 SPAs, for so long as the March 2019 Investors own any shares of Common Stock issued upon the conversion of the March 2019 Investor Notes (the "March 2019 Conversion Shares"), the Company has covenanted to secure and maintain the listing of such shares of Common Stock. The Company is also subject to certain customary negative covenants under the March 2019 Investor Notes and the March 2019 SPAs, including but not limited to the requirement to maintain its corporate existence and assets, subject to certain exceptions, and not to make any offers or sales of any security under circumstances that would require registration of or stockholder approval for the March 2019 Investor Notes or the March 2019 Conversion Shares.

The March 2019 Investor Notes contain certain representations, warranties, covenants and events of default including if the Company is delinquent in its periodic report filings with the Securities and Exchange Commission which would increase the amount of the principal and interest rates under the Notes in the event of such defaults. In the event of default, at the option of the March 2019 Investors and in the March 2019 Investors' sole discretion, the March 2019 Investors may consider the March 2019 Investor Notes immediately due and payable.

On January 28, 2019, the Company entered into securities purchase agreements (the "January 2019 SPAs") with three investors (the "January 2019 Investors") pursuant to which the Company issued to the January 2019 Investors 12% unsecured convertible promissory notes (the "January 2019 Notes") in the aggregate principal amount of $337,500, with such principal and the interest thereon convertible into shares of the Company's common stock (the "Common Stock") at the January 2019 Investors' option. Although the January 2019 SPAs are dated January 28, 2019 (the "January 2019 Effective Date"), they became effective upon the receipt in cash of the issue price by the January 2019 Investors.

The amounts of $102,500, $100,000, and $100,000, totaling $302,500, represented the proceeds to the Company, net of transaction-related expenses, for the January 2019 Notes from the January 2019 Investors and were received in cash from February 1 through February 4, 2019.

The maturity date of each of the January 2019 Notes is January 28, 2020 (the "January 2019 Maturity Dates"). The Notes bear interest at a rate of twelve percent (12%) per annum (the "January 2019 Interest Rate"), which interest shall be paid by the Company to the January 2019 Investors in Common Stock at any time the January 2019 Investors send a notice of conversion to the Company. The January 2019 Investors are entitled to, at their option, convert all or any amount of the principal face amount and any accrued but unpaid interest of the January 2019 Notes into Common Stock, at any time, at a conversion price for each share of Common Stock equal to 65% multiplied by the lowest trading price (as defined in the January 2019 Notes) of the Common Stock as reported on the National Quotations Bureau OTC Marketplace exchange upon which the Company's shares are traded during the twenty (20) consecutive Trading Day period immediately preceding (i) the January 2019 Effective Date; or (ii) the conversion date.

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

The Company has reserved a minimum of eight (8) times the number of its authorized and unissued Common Stock (the "January 2019 Reserved Amounts"), free from preemptive rights, to provide for the issuance of Common Stock upon the full conversion of the January 2019 Notes. Upon full conversion of the January 2019 Notes, any shares remaining in such reserve shall be cancelled. The Company increases the January 2019 Reserved Amount in accordance with the Company's obligations under the January 2019 Notes.

Pursuant to the terms of the January 2019 SPAs, for so long as the Investors own any shares of Common Stock issued upon the conversion of the January 2019 Notes (the "January 2019 Conversion Shares"), the Company has covenanted to secure and maintain the listing of such shares of Common Stock. The Company is also subject to certain customary negative covenants under the January 2019 Notes and the January 2019 SPAs, including but not limited to the requirement to maintain its corporate existence and assets, subject to certain exceptions, and not to make any offers or sales of any security under circumstances that would require registration of or stockholder approval for the January 2019 Notes or the January 2019 Conversion Shares.

The January 2019 Notes also contain certain representations, warranties, covenants and events of default including if the Company is delinquent in its periodic report filings with the Securities and Exchange Commission and increases in the amount of the principal and interest rates under the January 2019 Notes in the event of such defaults. In the event of default, at the option of the January 2019 Investors and in the January 2019 Investors' sole discretion, the January 2019 Investors may consider the January 2019 Notes immediately due and payable.

During the six-month period ending June 30, 2019, the Company accrued interest of $67,231 (2018-$nil) on the outstanding promissory notes, included in accrued liabilities.

On April 11, 2018, three directors each loaned the Company $19,103 ($25,000 CAD) for working capital purposes (the "Director Loans"). The Director Loans bear interest at the rate of 12% per annum, are due on demand and unsecured. There are no written agreements evidencing the Director Loans. During the six-month period ended June 30, 2019 $3,347 ($4,463 CAD) (2018-$1,544; $1,973 CAD) of interest was charged on the Director Loans. As at June 30, 2019, $8,384 ($10,973 CAD) (December 31, 2018-$4,772; $6,510 CAD) in interest is included in accrued liabilities and the Director Loans remain outstanding in the amount of $57,308 ($75,000 CAD) (December 31, 2018-$54,975; $75,000 CAD). The Director Loans were repaid on July 19, 2019 with accrued interest.

On April 3, 2018, a new loan was provided by Travellers International Inc. ("Travellers"), an Ontario company controlled by the Executive Chairman and President, who is also a director of the Company, in the amount of $152,820 ($200,000 CAD) (the "Travellers Loan"). A portion of the funds, $115,477 ($151,128 CAD), was used to pay two overdue monthly principal and interest instalments on the Company's PACE Corporate Term Loan. This new loan is due on demand, unsecured and bears interest at the rate of 12% per annum. There is no written agreement evidencing the Travellers Loan. During the six-month period ended June 30, 2019, $4,481 ($5,975 CAD) (2018-$4,818; $6,156 CAD) in interest was charged on the Travellers Loan and other loans repaid to Travellers during the period. As at June 30, 2019, $nil ($nil CAD) (December 31, 2018-$13,110; $17,885 CAD) in interest was included in accrued liabilities. The Travellers Loan has been fully repaid prior to June 30, 2019.

As of June 30, 2019, the current and long-term portions of our debt obligations were $6,542,010 ($8,561,720 CAD) and $172,176 ($225,332 CAD) respectively of $6,714,186 ($8,787,052 CAD) in total.

In addition, at June 30, 2019, the Company had an outstanding letter of credit prepared by PACE, in the amount of $211,527 ($276,831 CAD), in favor of the MOECP. The letter of credit is a requirement of the MOECP and is in connection with the financial assurance provided by the Company, for it to be in compliance with the MOECPs environmental objectives. The MOECP regularly evaluates the Company's organic composting facility to ensure compliance is adhered to and the letter of credit is subject to change by the MOECP. As of June 30, 2019, and the date of this filing, the MOECP has not drawn on this letter of credit.

Effective January 1, 2017, the Company obtained a Line of Credit of up to $4,202,550 ($5,500,000 CAD) with PACE (the "PACE Line of Credit"). On February 2, 2017, the Company received the first and only advance in the amount of $1,222,560 ($1,600,000 CAD) on the PACE Line of Credit. The PACE Line of Credit was due February 2, 2019 and is now one of multiple credit facilities with PACE, as noted below.

The funds advanced on the PACE Line of Credit of $1,222,560 ($1,600,000 CAD) bore interest at the PACE base rate of 6.75% plus 1.25% per annum, at the time 8%, and was payable on a monthly basis, interest only, until refinanced, as noted below. The PACE Line of Credit is secured by a business loan general security agreement, a $1,222,560 ($1,600,000 CAD) personal guarantee from the president of the Company (the "President") and a charge against the Company's office premises lease. Also pledged as security are the shares of the wholly-owned subsidiaries and a pledge of 3,300,000 shares of Common Stock of the Company held by Landfill Gas Canada Ltd. ("LFGC"), an Ontario company controlled by a director and chief executive officer of the Company (the "CEO"), 500,000 shares of Common Stock of the Company held by the chief financial officer (the "CFO") and 2,000,000 shares of Common Stock of the Company held by a director's company, and a limited recourse guarantee by each. The PACE Line of Credit is fully open for prepayment at any time without notice or bonus. A total commitment fee of $84,051 ($110,000 CAD) was paid to PACE. In addition, the agents who assisted in establishing the PACE Line of Credit received 1,620,000 shares of Common Stock of the Company determined to be valued at $469,800, based on private placement pricing at the time and cash of $300,000, on closing, for their services. Other closing costs in connection with the PACE Line of Credit included legal fees of $29,581 ($38,713 CAD). As at June 30, 2019, $769,210 ($1,006,687 CAD) (December 31, 2018-$745,897; $1,017,595 CAD) remains outstanding. During the six-month period ended June 30, 2019, the Company incurred interest charges of $31,252 ($41,675 CAD) (2018-$31,862; $40,708 CAD) on the PACE Line of Credit.

On July 27, 2018, the Company refinanced this credit facility at the PACE base rate of 7% plus 1.25% per annum, currently 8.25%. The credit facility is due on demand, but until a demand is made, is payable in monthly blended installments of principal and interest of $6,697 ($8,764 CAD), commencing August 2, 2018, amortized over a twenty-year period and matures on September 2, 2022.

On June 15, 2017, PACE loaned the Company $458,460 ($600,000 CAD) under a variable rate business loan agreement (the "PACE Business Loan Agreement"), for its bid for the purchase of certain assets of Astoria on terms and conditions similar to the abovementioned PACE Line of Credit. As at June 30, 2019, $430,174 ($562,981 CAD) (December 31, 2018-$417,137; $559,081 CAD) remains outstanding under the PACE Business Loan Agreement. During the six-month period ended June 30, 2019, the Company incurred interest charges of $17,478 ($23,306 CAD) (2018-$17,819; $22,766 CAD) in connection with the PACE Business Loan Agreement.

On July 27, 2018, the Company refinanced this credit facility at the PACE base rate of 7% plus 1.25% per annum, currently 8.25%. The credit facility is due on demand, but until a demand is made, is payable in monthly blended installments of principal and interest of $3,745 ($4,901 CAD), commencing August 2, 2018, amortized over a twenty-year period and matures on September 2, 2022.

On August 4, 2017, PACE loaned the Company $38,205 ($50,000 CAD) under a variable business loan agreement, to satisfy an outstanding liability on terms and conditions similar to the abovementioned PACE Line of Credit, except that the loan was due February 4, 2019. As at June 30, 2019, $37,480 ($49,051 CAD) (December 31, 2018-$36,344; $49,583 CAD) remains outstanding. During the six-month period ended June 30 2019, the Company incurred interest charges of $1,523 ($2,031 CAD) (2018-$1,553; $1,846 CAD) on this credit facility.

On July 27, 2018, the Company refinanced this credit facility at the PACE base rate of 7% plus 1.25% per annum, currently 8.25%. The credit facility is due on demand, but until a demand is made, is payable in monthly blended installments of principal and interest of $326 ($427 CAD), commencing August 4, 2018, amortized over a twenty-year period and matures on September 4, 2022.

On September 13, 2017, PACE loaned the Company $2,729,800 ($3,724,147 CAD) under a corporate term loan (the "PACE Corporate Term Loan"). The funds were used for the purpose of acquiring certain assets of Astoria from the court appointed receiver on September 15, 2017. The PACE Corporate Term Loan bore interest at the PACE base rate of 6.75% plus 1.25% per annum, 8% at the time, payable in monthly blended installments of principal and interest of $56,545 ($75,564 CAD), and matures on September 13, 2022. The PACE Corporate Term Loan is secured by a business loan general security agreement representing a floating charge over the assets and undertakings of the Company, a first priority charge under a registered debenture and a lien registered under the Personal Property Securities Act in the amount of $2,993,932 ($4,000,978 CAD) against the Company's assets, including accounts receivable, inventory and equipment. PACE has also provided the Company with a letter of credit in the favor of the MOECP in the amount of $211,527 ($276,831 CAD) and, as security, has registered a charge of lease over the premises, located at 704 Phillipston Road, Roslin (near Belleville), Ontario, Canada. As at March 31, 2019, and the date of this filing, the MOECC has not drawn on this letter of credit. The PACE Corporate Term Loan also includes an assignment of existing contracts included under the APA. On June 13, 2018, the unpaid and previously deferred interest on the PACE Corporate Term Loan for the period beginning on March 13, 2018 and ending June 13, 2018, in the amount of $54,876 ($69,343 CAD), was capitalized and included in the principal balance of the PACE Corporate Term Loan. As at June 30, 2019 $2,607,445 ($3,412,440 CAD) (December 31, 2018-$2,528,400; $3,449,387 CAD) remains outstanding under the PACE Corporate Term Loan. During the six-month period ended June 30, 2019, the Company incurred interest charges of $105,269 ($140,378 CAD) (2018-$107,199; $136,961 CAD) under PACE Corporate Term Loan. The shares pledged as security for the Line of Credit and the other credit facilities also pertain to this corporate term loan.

On July 26, 2018, the Company refinanced the PACE Corporate Term Loan. The first and only blended installment of principal and interest of $21,377 ($29,164 CAD) was due August 1, 2018 at the rate of 8% per annum, and amortized over a twenty-year period. The PACE Corporate Term Loan is due on demand, but until a demand is made, is payable in monthly blended installments of principal and interest of $22,702 ($29,711 CAD), commencing August 13, 2018, at the PACE base rate of 7% plus 1.25% per annum, currently 8.25%. The PACE Corporate Term Loan continues to be amortized over a twenty-year period and matures on September 13, 2022.

Refer to notes 11, 12, 13, 14 and 15 to the interim condensed consolidated financial statements for details on the long-term debt, obligations under capital lease, convertible promissory notes, mortgage payable and loans payable to related parties, as at June 30, 2019.

CONSOLIDATED RESULTS OF OPERATIONS - FOR THE THREE-MONTH PERIOD ENDED JUNE 30, 2019 COMPARED TO THE THREE-MONTH PERIOD ENDED JUNE 30, 2018

	For the three-month periods ended
	June 30, 2019	June 30, 2018

Revenue	$381,834	$227,423

Cost of Sales
Opening inventory	26,409	67,210
Depreciation	101,072	98,268
Direct wages and benefits	59,667	44,049
Equipment rental, delivery, fuel and
repairs and maintenance	104,916	26,158
Utilities	32,695	9,688
Outside contractors	4,597	12,837
	329,356	258,210
Less: closing inventory	(24,738)	(115,733)
Total cost of sales	304,618	142,477

Gross profit	77,216	84,946

Operating expenses
Management compensation-stock- based
compensation	332,500	1,582,500
Management compensation-fees	80,740	83,584
Marketing	(33,323)	-
Professional fees	72,269	76,220
Interest expense	150,407	91,779
Office and administration	46,380	12,501
Rent and occupancy	34,820	34,716
Insurance	13,951	15,466
Filing fees	16,414	3,581
Amortization of financing costs	53,768	-
Directors' compensation	9,748	774
Repairs and maintenance	2,493	10,760
Total operating expenses	780,167	1,911,881

Net loss	$(702,951)	$(1,826,935)

During the three-month period ended June 30, 2019, the Company generated $381,834 of revenue from its organic composting facility compared to $227,423 in the three-month period ended June 30, 2018. The Company's cost of sales in connection with this revenue totaled $304,618 in the three-month period ended June 30, 2019 compared to $142,477 in the three-month period ended June 30, 2018. These costs consisted of depreciation, direct wages and benefits, equipment rental, delivery, fuel, repairs and maintenance, utilities and outside contractors. The significant increase in both the revenue and the cost of sales in the current period was primarily due to new business and the related cost of processing the waste from this new business. The current period's revenue also includes garbage collection and landfill maintenance revenue of $23,152, resulting from the business acquisition of 1684567, effective May 24, 2019.

The net loss for the three-month period ended June 30, 2019 was $702,951, significantly lower than the net loss of $1,826,935 in the three-month period ended June 30, 2018, primarily due to the reduction in management compensation relating to stock-based compensation.

Operating expenses were reduced by $1,131,714, from $1,911,881 in the three-month period ended June 30, 2018 to $780,167 in the three-month period ended June 30, 2019, explained further below.

Management compensation related to stock-based compensation reduced by $1,250,000, from $1,582,500 in the three-month period ended June 30, 2018 to $332,500 in the three-month period ended June 30, 2019. In the prior period, the Company recorded $1,000,000 as stock-based compensation for the President on the exchange of his 2017 RSUs into common stock of the Company and the impact of the vesting of his 2018 RSUs in the amount of $250,000.

During the three-month period ended June 30, 2019, the Company deferred its marketing campaign to later in the year, resulting in an adjustment of $33,323 in its marketing costs. There was no comparable plan in the prior period.

Professional fees for the current period are in line with those of the prior year's period.

Interest expense increased by $58,628 from $91,779 in the three-month period ended June 30, 2018 to $150,407 for the three-month period ended June 30, 2019, primarily as a result of the accrued interest on the convertible promissory notes in the amount of $56,193 and the new mortgage of $13,683 on the business acquisition, offset by reductions in interest expense on the various term loans and capital leases.

Office and administration increased by $33,879, from $12,501 in the three-month period ended June 30, 2018 to $46,380 for the three-month period ended June 30, 2019, as a result of an increase in various expenses including  laboratory testing, travel, logo artwork, website costs, training expenses and various other administrative costs, offset by a reduction in foreign exchange losses.

Rent and occupancy for the current period is in line with that of the prior year's period.

Insurance decreased by $1,515 from $15,466 in the three-month period ended June 30, 2018 to $13,951 in the three-month period ended June 30, 2019, primarily due to a lower premium for directors' and officers' insurance.

Filing fees were higher by $12,833 in the current three-month period ended June 30, 2019  compared to the three-month period ended June 30, 2018, as a result of additional fees incurred in connection with the cost of mailings for the annual general meeting in the amount of $8,074, in addition to a general increase in the number of filings resulting in additional costs.

The amortization of financing costs incurred during the three-month period ended June 30, 2019, resulted from the financing costs incurred on the new security purchase agreements (the "SPAs") in the amount of $44,801 and the amortization of the financing fees in connection with the mortgage payable on the business acquisition of $8,967. The financing costs are being amortized over the terms of the SPAs and the mortgage payable which are one year in duration.  There were no comparable amounts in the prior year's period.

Directors' compensation increased by $8,974 in the three-month period ended June 30, 2019 compared to the three-month period ended June 30, 2018 due to an estimate for directors' compensation for the current period with no comparative amount in the prior year's period. The amount for the prior year's period was only for the audit committee chairman's fees.

Repairs and maintenance expenses were lower by $8,267 in the current three-month period ended June 30, 2019 compared to the three-month period ended June 30, 2018 due to lower overall expenses incurred at the Company's organic composting facility and the Toronto office location.

CONSOLIDATED RESULTS OF OPERATIONS - FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 2019 COMPARED TO THE SIX-MONTH PERIOD ENDED JUNE 30, 2018

	For the six-month periods ended
	June 30, 2019	June 30, 2018

Revenue	$643,972	$360,144

Cost of Sales
Opening inventory	18,550	53,964
Depreciation	196,826	192,311
Direct wages and benefits	109,032	84,108
Equipment rental, delivery, fuel and
repairs and maintenance	204,482	61,198
Utilities	60,226	31,888
Outside contractors	4,702	16,681
	593,818	440,150
Less: closing inventory	(24,738)	(115,733)
Total cost of sales	569,080	324,417

Gross profit	65,892	35,727

Operating expenses
Management compensation-stock- based
compensation	665,000	1,665,000
Management compensation-fees	161,978	173,758
Marketing	246,677	-
Professional fees	206,971	137,042
Interest expense	255,430	177,019
Office and administration	113,944	63,585
Rent and occupancy	59,061	68,917
Insurance	28,010	30,585
Filing fees	29,097	10,039
Amortization of financing costs	65,765	-
Directors' compensation	12,700	1,565
Repairs and maintenance	4,754	18,769
Total operating expenses	1,849,387	2,346,279

Net loss	$(1,783,495)	$(2,310,552)

During the six-month period ended June 30, 2019, the Company generated $643,972 of revenue from its organic composting facility compared to $360,144 for the six-month period ended June 30, 2018. The Company's cost of sales in connection with this revenue totaled $569,080 in the six-month period ended June 30, 2019 compared to $324,417 for the six-month period ended June 30, 2018. These costs consisted of depreciation, direct wages and benefits, equipment rental, delivery, fuel, repairs and maintenance, utilities and outside contractors. The significant increase in both the revenue and the cost of sales in the current period was primarily due to new business and the related cost of processing the waste from this new business. The current period's revenue also includes garbage collection and landfill maintenance revenue of $23,152, resulting from the business acquisition of 1684567, effective May 24, 2019.

The net loss for the six-month period ended June 30, 2019 was $1,783,495, significantly lower than the net loss of $2,310,552 in the six-month period ended June 30, 2018, explained further below.

Operating expenses were reduced by $496,892, from $2,346,279 in the six-month period ended June 30, 2018 to $1,849,387 in the six-month period ended June 30, 2019, explained further below.

Management compensation related to stock-based compensation reduced by $1,000,000, from $1,665,000 in the six-month period ended June 30, 2018 to $665,000 in the six-month period ended June 30, 2019. In the prior period, the Company recorded $1,000,000 as stock-based compensation for the President on the exchange of his 2017 RSUs into common stock of the Company. In addition, the reduction in the management compensation in the form of fees is primarily the result of fees incurred for the position held by the Vice President of Corporate Development, who's services ended on March 31, 2018

During the six-month period ended June 30, 2019, the Company incurred marketing fees for its marketing campaign in the amount of $246,677 with no comparable amount in the prior year's period.

Professional fees increased by $69,929, from $137,042 in the six-month period ended June 30, 2018 to $206,971 in the six-month period ended June 30, 2019, primarily due to the following; a decrease in legal services on the Company's claim against a third party represented by BDO in the amount of $12,563 including the costs awarded BDO on the Court's dismissal of the Company's motions and the Company's Canadian counsel's fees, an increase in audit, tax and review fees of $7,913, the issuance of shares for legal services provided by the Company's legal counsel valued at $53,000 based on the closing trading price on the day prior to issuance and other legal and property appraisal expenses incurred of $21,579.

Interest expense increased by $78,411 from $177,019 in the six-month period ended June 30, 2018 to $255,430 in the six-month period ended June 30, 2019, primarily as a result of the accrued interest on the convertible promissory notes in the amount of $67,231 and the interest on the new mortgage of $13,683 on the business acquisition, offset by reductions in interest expense on the various term loans and capital leases.

Office and administration increased by $50,359, from $63,585 in the six-month period ended June 30, 2018 to $113,944 in the six-month period ended June 30, 2019, as a result of an increase in various expenses including  laboratory testing, travel, logo artwork, website costs, training expenses and various other administrative costs, offset by a reduction in foreign exchange losses.

Rent and occupancy cost decreased by $9,856 from $68,917 in the six-month period ended June 30, 2018 to $59,061 in the six-month period ended June 30, 2019, primarily due to the presentation of the operating lease liability and related interest expense for a portion of the six-month period ended June 30, 2019  as opposed to rent expense of a similar amount and the absence of the apartment and trailer rentals incurred during the prior year's period.

Insurance was reduced by $2,575 from $30,585 in the six-month period ended June 30, 2018 to $28,010 in the six-month period ended June 30, 2019, primarily due to a lower premium for directors' and officers' insurance.

Filing fees increased by $19,058, from $10,039 in the six-month period ended June 30, 2018 compared to $29,097 in the six-month period ended June 30, 2019, primarily as a result of fees for an investor communications service and various other communications and mailings for the annual general meeting totaling $21,286.

The amortization of financing costs incurred during the six-month period ended June 30, 2019, resulted from the financing costs incurred on the new SPAs in the amount of $56,798 and the amortization of the financing fees in the amount of $8,967 in connection with the mortgage payable on the business acquisition. The financing costs are being amortized over the terms of the SPAs and the mortgage payable which are one year in duration.  There were no comparable amounts in the prior period.

Directors' compensation increased by $11,135, from $1,565 in the six-month period ended June 30, 2018 to $12,700 in the six-month period ended June 30, 2019 due to an estimate for directors' compensation in the current period with no comparative amount in the prior year's period. The amount for the prior year's period was only for the audit committee chairman's fees.

Repairs and maintenance expenses were lower by $14,015 in the current six-month period ended June 30, 2019 compared to the six-month period ended June 30, 2018, due to lower overall expenses incurred at the Company's organic composting facility and the Toronto office location.

As at June 30, 2019, the Company had a working capital deficit of $7,616,175 (December 31, 2018-$4,830,948), incurred a net loss of $1,783,495 (2018-$483,617) for the six-month period ended June 30, 2019 and had an accumulated deficit of $10,337,807 (December 31, 2018-$8,554,312) and expects to incur further losses in the development of its business. These factors cast substantial doubt as to the Company's ability to continue as a going concern, which is dependent upon its ability to obtain the necessary financing to further the development of its business, satisfy its obligations to PACE and its other creditors and upon achieving profitable operations. There is no assurance of funding being available or available on acceptable terms. Realization values may be substantially different from carrying values as shown.

The interim condensed consolidated financial statements do not include any adjustments to reflect the future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result if the Company was unable to continue as a going concern.

CRITICAL ACCOUNTING ESTIMATES

Use of estimates

The preparation of the Company's consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based on management's best knowledge of current events and actions the Company may undertake in the future. The Company regularly evaluates estimates and assumptions. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. Areas involving significant estimates and assumptions include: the allowance for doubtful accounts, inventory valuation, useful lives of long-lived and intangible assets, valuation of asset acquisition, deferred income tax assets and related valuation allowance, accruals, environmental remediation costs and stock-based compensation. Actual results could differ from these estimates. These estimates are reviewed periodically and as adjustments become necessary, they are reported in earnings in the period in which they become available.

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

Indefinite-Lived Intangible Assets - At least annually, and more frequently if warranted, we assess the indefinite-lived intangible assets, including the goodwill of our reporting units for impairment using Level 3 inputs.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

On January 1, 2019, the Company adopted Accounting Standards Update ("ASU") No. 2016-02, Leases which is also known as Accounting Standard Codification ("ASC") Topic 842, that requires lessees to recognize for all operating leases a right-of-use asset and a lease obligation in the interim condensed consolidated balance sheets. Expenses are recognized in the interim condensed consolidated statements of operations and comprehensive loss in a manner similar to previous accounting guidance. Lessor accounting under the new standard is substantially unchanged and is not relevant to the Company. The Company adopted the accounting standard using a prospective transition approach, which applies the provisions of the new guidance at the effective date without adjusting the comparative periods presented, with certain practical expedients available to ease the burden of adoption.

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

Adoption of the new standard resulted in $217,755 ($297,074 CAD) of additional right-of-use lease asset and lease liability as of January 1, 2019. The new standard did not have a significant impact on the interim condensed consolidated statements of operations and comprehensive loss. See note 9, operating lease right-of-use asset and operating lease liability, for additional information.

RECENT ACCOUNTING PRONOUNCEMENTS

From time to time, new accounting pronouncements are issued by FASB or other standard setting bodies and adopted by the Company as of the specified effective date or possibly early adopted, where permitted. Unless otherwise discussed, the impact of recently issued standards that are not yet effective will not have a material impact on the Company's financial position, results of operations or cash flows.

In January 2017, the FASB issued ASU No. 2017-04, "Intangibles-Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment". The new standard simplifies the accounting for goodwill impairments by eliminating step 2 from the goodwill quantitative impairment test. Instead, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is to be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. The standard is to be effective for interim and annual periods beginning after December 15, 2019 and early adoption is permitted. The Company is currently evaluating the impact of adopting ASU No. 2017-04.

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

EQUITY

As at June 30, 2019, the Company had 42,484,531 common shares issued and outstanding. As at the date of this filing, the Company had 43,218,948 common shares issued and outstanding.

STOCK OPTIONS, WARRANTS AND RESTRICTED STOCK UNITS

Effective January 1, 2017, the Company granted the CEO 3,000,000 restricted stock units ("RSU"), under a consulting agreement effective January 1, 2017, determined to be valued at $990,000 based on private placement pricing at the time. On each of February 25, 2018, and April 2, 2019, 1,000,000 RSUs were exchanged into 1,000,000 common stock of the Company. The RSUs for the CEOs remaining installment are expected to vest on January 1, 2020, subject to meeting certain performance objectives. On May 17, 2018, at a meeting of the board of directors (the "Board"), approved an amendment to the President's consulting agreement, to include the granting of 3,000,000 RSUs to the President, determined to be valued at $3,000,000, based on private placement pricing at the time, on the same terms and conditions as those granted to the CEO. Immediately thereafter, 1,000,000 of the President's RSUs were exchanged into1,000,000 common stock of the Company. On January 8, 2019 1,000,000 of the President's RSUs were exchanged into 1,000,000 common stock of the Company.  The RSUs for the President's remaining installment are expected to vest on January 1, 2020, subject to meeting certain performance objectives.

The Company has no other stock options, warrants or restricted stock units outstanding as at June 30, 2019 and as of the date of this filing.

RELATED PARTY TRANSACTIONS

The Company transacts with related parties in the normal course of business.

During the six-month period ended June 30, 2019, the Company incurred $67,491 ($90,000 CAD) (2018-$70,443; $90,000 CAD) in management fees expense with Travellers International Inc. ("Travellers"), an Ontario company controlled by a director and president of the Company (the "President"); $67,491 ($90,000 CAD) (2018-$70,443; $90,000 CAD) in management fees expense with Landfill Gas Canada Ltd. ("LFGC"), an Ontario company controlled by a director and chief executive officer of the Company (the "CEO"); $26,996 ($36,000 CAD) (2018-$23,481; $30,000 CAD) in management fees expense with the Company's chief financial officer (the "CFO"); and $nil ($nil CAD) (2018-$9,391; $12,000 CAD) in management fees expense with the Company's vice-president of corporate development (the "VPCD"). As at June 30, 2019, unpaid remuneration and unpaid expenses in the amount of $94,086 ($123,133 CAD) (December 31, 2018-$48,691; $66,426 CAD) is included in accounts payable and $210,892 ($276,000 CAD) (December 31, 2018-$184,714; $251,997 CAD) is included in accrued liabilities.

In addition, during the six-month period ended June 30, 2019, the Company incurred interest expense of $4,481 ($5,975 CAD) (2018-$4,818; $6,156 CAD) on the outstanding loan from Travellers and $3,347 ($4,463 CAD) (2018-$1,544; $1,973 CAD) on the outstanding loans from the directors. As at June 30, 2019, interest of $8,384 ($10,973 CAD) (December 31, 2018-$17,882; $24,395 CAD) on these loans is included in accrued liabilities.

During the six-month period ended June 30, 2019, the Company incurred $32,296 ($43,067 CAD) (2018-$32,499; $41,521 CAD) in rent paid under a rental agreement to Haute Inc. ("Haute"), an Ontario company controlled by the President.

The Company recorded directors' compensation for its five independent directors for services provided for the six-month period ended June 30, 2019 in the amount of $12,700 (2018-$1,565). As at June 30, 2019, $24,454 (December 31, 2018-$52,000) of outstanding fees to the directors is included in accrued liabilities.

Furthermore, the Company granted the CEO 3,000,000 restricted stock units ("RSU"), under a consulting agreement effective January 1, 2017, determined to be valued at $990,000 based on private placement pricing at the time. On each of February 25, 2018 and April 2, 2019, 1,000,000 RSUs were exchanged into 1,000,000 common stock of the Company. The RSUs for the remaining installment are expected to vest on January 1, 2020, subject to meeting certain performance objectives. On May 17, 2018, at a meeting of the board of directors (the "Board"), approved an amendment to the President's consulting agreement, to include the granting of 3,000,000 RSUs to the President, determined to be valued at $3,000,000, based on private placement pricing at the time, on the same terms and conditions as those granted to the CEO. Immediately thereafter, 1,000,000 of the President's RSUs were exchanged into1,000,000 common stock of the Company. On January 8, 2019, 1,000,000 of the President's RSUs were exchanged into 1,000,000 common stock of the Company. Based on private placement pricing at the time, the common stock issued to the President on each exchange of the RSUs, was determined to be valued at $1,000,000. The RSUs for the remaining installment are expected to vest on January 1, 2020, subject to meeting certain performance objectives.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the period covered by this Quarterly Report on Form 10-Q.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the six-month period ended June 30, 2019 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

On December 15, 2017, the Company filed a motion record in the Ontario Superior Court of Justice (the "Court") against the Business Development Bank of Canada and Astoria, together in the amount of $458,460 ($600,000 CAD) in connection with the Company's purchase of certain assets from the court appointed receiver for Astoria, BDO, on September 15, 2017. The basis for the claim is for the Company's costs to process biosolids stored onsite that amounted to approximately more than 10 times the amount permitted to be stored by conditions set in the Environmental Compliance Approval for the site. The processing costs are paid when the biosolids are received onsite. Costs to process are incurred over the 12 weeks it takes to incorporate the biosolids into a compost product. The Court ruled against the Company's motion. Subsequently, on June 12, 2018, the Company, upon unanimous approval by the Board, filed an appeal. The motion on the appeal was heard before the Court on September 21, 2018. On November 8, 2018, The Court dismissed the motion and awarded BDO its costs in the amount of $120,803 ($158,099 CAD). The Company appealed the Court's decision and filed an appeal which was heard by a panel of three judges. On April 8, 2019, the Company was informed that the appeal was rejected by the panel of three judges.

On July 9, 2019, the Company's legal representative filed a provincial offense summons against BDO under the Environmental Protection Act of Ontario and the court set a hearing date for September 11, 2019.

Item 1B. Risk Factors.

As a smaller reporting company, we are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

All of the Company's unregistered sales of equity securities during the six months ended June 30, 2019 have been previously disclosed in Form 8-Ks or the Form 10-K filed by the Company.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Not Applicable.

Item 6. Exhibits.

The following exhibits are filed as part of this quarterly report on Form 10-Q:

Exhibit No.	Description

4.1*	Form of 12% Convertible Promissory Note Issued by the Company (filed as Exhibit 4.1 to the Registrant’s Form 8-K filed with the SEC on February 8, 2019 and incorporated herein by reference).

10.1	Share Purchase Agreement dated May 24, 2019 (filed as Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on May 30, 2019 and incorporated herein by reference).

10.2	Example of Securities Purchase Agreement entered into in connection with issuance of Convertible Promissory Note (filed as Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on February 8, 2019 and incorporated herein by reference).

10.3**	Loan/Mortgage Commitment between Table Rock Holdings Inc., 1916761 Ontario Limited and D&D Brannan Consultants Inc., (the lenders) and 1684567 Ontario Inc., and SusGlobal Energy Belleville Ltd. (the borowers) and SusGlobal Energy Corp. (the gurantor)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**r2

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of Sarbanes-Oxley Act of 2002)+

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of Sarbanes-Oxley Act of 2002)+

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Label Linkbase Document*
101.PRE	XBRL Taxonomy Presentation Linkbase Document*

*	During the three months ended June 30, 2019, the Company issued substantially similar: (a) 12% Convertible Promissory Notes on May 23, 2019 and July 19, 2019.
**	Filed herewith.
+	In accordance with SEC Release 33-8238, Exhibit 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUSGLOBAL ENERGY CORP.

August 14, 2019	By:	/s/ Gerald Hamaliuk
Gerald Hamaliuk
Chief Executive Officer

August 14, 2019	By:	/s/ Ike Makrimichalos
Ike Makrimichalos
Chief Financial Officer (Principal Financial and Accounting
Officer)