Form 10-Q
period 2019-09-30
SusGlobal Energy Corp.
filed 2019-11-14
CIK 1652539

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________to ________________

Commission file number 000-56024

SUSGLOBAL ENERGY CORP.
(Exact name of registrant as specified in its charter)

Delaware	38-4039116
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

200 Davenport Road	M5R 1J2
Toronto, ON
(Address of principal executive offices)	(Zip Code)

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
Yes [ ]      No [X]

The number of shares of the registrant's common stock outstanding as of November 14, 2019 was 47,833,401 shares.

SusGlobal Energy Corp.
INDEX TO FORM 10-Q
For the Three and Nine-Month Periods Ended September 30, 2019 and 2018

SUSGLOBAL ENERGY CORP.
INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019 and 2018

(Expressed in United States Dollars)

CONTENTS

Interim Condensed Consolidated Balance Sheets	5
Interim Condensed Consolidated Statements of Operations and Comprehensive Loss	6
Interim Condensed Consolidated Statements of Stockholders' Deficit	7
Interim Condensed Consolidated Statements of Cash Flows	8
Notes to the Interim Condensed Consolidated Financial Statements	9-27

SusGlobal Energy Corp.
Interim Condensed Consolidated Balance Sheets
As at September 30, 2019 and December 31, 2018
(Expressed in United States Dollars)
(unaudited)

	September 30,	December 31,
	2019	2018
ASSETS
Current Assets
Cash and cash equivalents	$-	$42,711
Trade receivables (note 7)	149,933	129,981
Inventory	27,538	18,550
Prepaid expenses and deposits	18,367	23,172

Total Current Assets	195,838	214,414

Intangible Assets (note 8)	232,796	135,189
Long-lived Assets, net (note 9)	4,762,989	3,361,110
Long-Term Assets	4,995,785	3,496,299
Total Assets	$5,191,623	$3,710,713
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities Bank indebtedness	$7,350	$-
Accounts payable (note 11)	708,940	353,728
Government remittances payable	23,529	35,169
Accrued liabilities (notes 11, 15 and 17)	602,916	646,003
Advance (note 12)	21,166	-
Current portion of long-term debt (note 13)	3,785,210	3,727,778
Current portion of obligations under capital lease (note 14)	235,222	81,109
Convertible promissory notes (note 15)	1,370,683	-
Mortgage payable (note 16)	1,306,407	-
Loans payable to related parties (note 17)	-	201,575

Total Current Liabilities	8,061,423	5,045,362

Long-Term Liabilities
Obligations under capital lease (note 14)	-	207,599

Total Long-term Liabilities	-	207,599
Total Liabilities	8,061,423	5,252,961
Stockholders' Deficiency
Preferred stock, $.0001 par value, 10,000,000 authorized, none issued and outstanding Common stock, $.0001 par value, 150,000,000 authorized, 44,376,716 (2018- 40,299,531) shares issued and outstanding (note 18)	4,439	4,031
Additional paid-in capital	7,274,449	5,754,260
Subscriptions payable	-	4,600
Stock compensation reserve	750,000	1,330,000
Accumulated deficit	(10,766,212)	(8,554,312)
Accumulated other comprehensive loss	(132,476)	(80,827)

Stockholders' deficiency	(2,869,800)	(1,542,248)

Total Liabilities and Stockholders' Deficiency	$5,191,623	$3,710,713
Going concern (note 2)
Commitments (note 19)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SusGlobal Energy Corp.
Interim Condensed Consolidated Statements of Operations and Comprehensive Loss
For the three and nine-month periods ended September 30, 2019 and 2018
(Expressed in United States Dollars)
(unaudited)

	For the three-month periods ended		For the nine-month periods ended
	September 30,	September 30,	September 30,	September 30,
	2019	2018	2019	2018

Revenue	$390,723	$279,394	$1,025,695	$639,538

Cost of Sales
Opening inventory	24,738	115,733	18,550	53,964
Depreciation	105,990	98,823	302,816	291,134
Direct wages and benefits	71,347	41,526	180,379	125,634
Equipment rental, delivery, fuel and repairs
and maintenance	24,053	41,354	228,535	102,552
Utilities	19,309	22,755	79,535	54,643
Outside contractors	17,824	(27)	22,526	16,654
	263,261	320,164	832,341	644,581
Less: closing inventory	(27,538)	(73,795)	(27,538)	(73,795)
Total cost of sales	235,723	246,369	804,803	570,786

Gross profit	155,000	33,025	220,892	68,752

Operating expenses
Management compensation-stock- based
compensation (note 11)	85,000	332,500	750,000	1,997,500
Management compensation-fees (note 11)	81,800	82,619	243,778	256,377
Marketing	5,785	-	252,462	-
Professional fees	63,357	246,245	270,328	383,287
Interest expense (notes 10, 11, 13, 14, 15, 16 and 17)	152,952	90,939	408,382	267,958

Office and administration (note 11)	62,906	39,182	176,850	102,767
Rent and occupancy (note 11)	33,024	54,925	92,085	123,842
Insurance	17,508	14,172	45,518	44,757
Filing fees	2,546	1,479	31,643	11,518
Amortization of financing costs	88,956	-	154,721	-
Directors' compensation (note 11)	(14,648)	766	(1,948)	2,331
Repairs and maintenance	4,219	1,471	8,973	20,240
Total operating expenses	583,405	864,298	2,432,792	3,210,577

Net loss	(428,405)	(831,273)	(2,211,900)	(3,141,825)
Other comprehensive income (loss)
income
Foreign exchange gain (loss)	25,828	(27,107)	(51,649)	(6,093)

Comprehensive loss	$(402,577)	$(858,380)	$(2,263,549)	$(3,147,918)

Net loss per share-basic and diluted	$(0.01)	$(0.02)	$(0.05)	$(0.08)

Weighted average number of common shares outstanding- basic and diluted	43,082,783	40,003,672	42,285,041	39,222,148

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SusGlobal Energy Corp.
Interim Condensed Consolidated Statements of Changes in Stockholders' Deficiency
For the three and nine-month periods ended September 30, 2019 and 2018
(Expressed in United States Dollars)
(unaudited)

	Number of Shares		Common Shares	Additional Paid- in Capital	Share Subscriptions Payable	Stock Compensation Reserve	Accumulated Deficit	Accumulated Other Comprehensive Loss	Stockholders' Deficiency
Balance-December 31, 2018	40,299,531		$4,031	$5,754,260	$4,600	$1,330,000	$(8,554,312)	$(80,827)	$(1,542,248)
Shares issued for proceeds previously received	5,000		1	4599	(4,600)	-	-		-
Shares issued on vesting of 2018 stock award	1,000,000		100	999,900	-	(1,000,000)	-	-	-
Shares issued for professional services	100,000		10	52,990	-	-	-	-	53,000
Stock compensation expensed on vesting of stock awards	-		-	-	-	332,500 -	-	-	332,500
Other comprehensive loss	-		-	-	-	-	-	(27,505)	(27,505)
Net loss	-		-	-	-	-	(1,080,544)	-	(1,080,544)
Balance-March 31, 2019	41,404,531		$4,142	$6,811,749	$-	$662,500	$(9,634,856)	$(108,332)	$(2,264,797)
Shares issued on vesting of 2018 stock award	1,000,000		100	329,900	-	(330,000)	-	-	-
Shares issued to directors	80,000		8	39,192	-	-	-	-	39,200
Stock compensation expensed on vesting of stock awards	-		-	-	-	332,500	-	-	332,500
Other comprehensive loss	-		-	-	-	-	-	(49,972)	(49,972)
Net loss	-		-	-	-	-	(702,951)	-	(702,951)
Balance-June 30, 2019	42,484,531		$4,250	$7,180,841	$-	$665,000	$(10,337,807)	$(158,304)	$(2,646,020)
Shares issued on conversion of debt to equity	1,892,185		189	93,608	-	-	-	-	93,797
Stock compensation expensed on vesting of stock awards	-		-	-	-	85,000	-	-	85,000
Other comprehensive income	-		-	-	-	-	-	25,828	25,828
Net loss	-		-	-	-	-	(428,405)	-	(428,405)
Balance-September 30, 2019	44,376,716	$	$ 4,439	$7,274,449	$-	$750,000	$(10,766,212)	$(132,476)	$(2,869,800)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SusGlobal Energy Corp.
Interim Condensed Consolidated Statements of Changes in Stockholders' Deficiency
For the three and nine-month periods ended September 30, 2019 and 2018
(Expressed in United States Dollars)
(unaudited)

	Number of Shares	Common Shares	Additional Paid- in Capital	Share Subscriptions Payable	Stock Compensation Reserve	Accumulated Deficit	Accumulated Other Comprehensive Loss	Stockholders' Deficiency

Balance – December 31, 2017	37,393,031	$3,740	$3,576,111	$178,200	$330,000	$(4,660,296)	$(148,093)	$(720,338)
Shares issued for proceeds previously received	190,000	19	178,181	(178,200)	-	-	-	-
Shares issued on vesting of stock award	1,000,000	100	329,900	-	(330,000)	-	-	-
Shares issued for private placement, net of share issue costs	50,000	5	44,995	-	-	-	-	45,000
Stock compensation expensed on vesting of stock award	-	-	-	-	82,500	-	-	82,500
Other comprehensive income	-	-	-	-	-	-	28,314	28,314
Net loss	-	-	-	-	-	(483,617)	-	(483,617)
Balance-March 31, 2018	38,633,031	$3,864	$4,129,187	$-	$82,500	$(5,143,913)	$(119,779)	$(1,048,141)
Shares issued on vesting of 2017 stock award	1,000,000	100	999,900	-	-	-	-	1,000,000
Shares issued for private placement, net of share issue costs	280,000	28	259,472	-	-	-	-	259,500
Stock compensation expensed on vesting of stock award	-	-	-	-	582,500	-	-	582,500
Other comprehensive income	-	-	-	-	-	-	(7,300)	(7,300)
Net loss	-	-	-	-	-	(1,826,935)	-	(1,826,935)
Balance-June 30, 2018	39,913,031	$3,992	$5,388,559	$-	$665,000	$(6,970,848)	$(127,079)	$(1,040,376)
Shares issued for private placement, net of share issue costs	137,000	14	132,026	-	-	-	-	132,040
Stock compensation expensed on vesting of stock award	-	-	-	-	332,500	-	-	332,500
Other comprehensive loss	-	-	-	-	-	-	(27,107)	(27,107)
Net loss	-	-	-	-	-	(831,273)	-	(831,273)
Balance-September 30, 2018	40,050,031	$4,006	$5,520,585	$-	$997,500	$(7,802,121)	$(154,186)	$(1,434,216)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SusGlobal Energy Corp.
Interim Condensed Consolidated Statements of Cash Flows
For the three and nine-month periods ended September 30, 2019 and 2018
(Expressed in United States Dollars)
(unaudited)

	For the nine-month period ended	For the nine-month period ended
	September 30, 2019	September 30, 2018
Cash flows from operating activities
Net loss	$(2,211,900)	$(3,141,825)
Adjustments for:
Depreciation	308,588	297,294
Amortization of intangible asset	832	150
Amortization of operating right-of-use asset	6,107	-
Amortization of financing fees	154,721	-
Stock-based compensation	750,000	1,997,500
Shares issued for professional services	53,000	-
Shares issued to directors	39,200	-
Interest capitalized	-	53,873
Changes in non-cash working capital:
Trade receivables	(10,279)	40,282
Government remittances receivable	-	3,578
Inventory	(8,399)	(21,620)
Prepaid expenses and deposits	5,484	36,829
Accounts payable	335,056	1,186
Government remittances payable	(12,656)	22,470
Accrued liabilities	(62,340)	196,276
Net cash used in operating activities	(652,586)	(514,007)
Cash flows from investing activities
Business acquisition	(1,468,226)	-
Purchase of intangible assets	(11,149)	-
Purchase of long-lived assets	(199,434)	(1,553)
Net cash used in investing activities	(1,678,809)	(1,553)
Cash flows from financing activities
Bank indebtedness	7,323	820
Advance	30,096	-
Repayments of advance	(9,006)	-
Repayment of long-term debt	(54,764)	(138,303)
Repayments of obligations under capital lease	(61,967)	(71,970)
Advances of convertible promissory notes	1,328,975	-
Repayments of operating lease liability	(1,864)	-
Advance of mortgage payable	1,272,993	-
Repayments of loans payable to related parties	(206,910)	(15,538)
Advances of loans payable to related parties	-	213,648
Private placement proceeds (net of share issue costs)	-	436,540
Net cash provided by financing activities	2,304,876	425,197
Effect of exchange rate on cash	(16,192)	(35,754)
Decrease in cash	(42,711)	(126,117)
Cash and cash equivalents-beginning of period	42,711	126,117
Cash and cash equivalents-end of period	$-	$-
Supplemental Cash Flow Disclosures:
Interest paid	$171,675	$279,320
Income taxes paid	-	-

(i)	Refer to note 14 for obligations under capital lease, note 13 for details on the non-cash purchase of certain long-lived assets and note 18 on the issuance of shares on the conversion of debt.

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
September 30, 2019 and 2018
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

On December 11, 2018, the Company began trading on the Over the Counter QB venture market exchange, under the ticker symbol SNRG.

SusGlobal is a renewable energy company focused on acquiring, developing and monetizing a global portfolio of proprietary technologies in the waste to energy and regenerative products application.

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

As at September 30, 2019, the Company had a working capital deficit of $7,865,585 (December 31, 2018-$4,830,948), incurred a net loss of $2,211,900 (2018-$3,141,825) for the nine months ended September 30, 2019 and had an accumulated deficit of $10,766,212 (December 31, 2018-$8,554,312) and expects to incur further losses in the development of its business.

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
September 30, 2019 and 2018
(Expressed in United States Dollars)
(unaudited)

2. Going Concern, (continued)

On August 28, 2019, Pace Savings & Credit Union Limited (“PACE”) informed the Company via letter that the credit facilities and corporate term loan (the “Debt”) was in default due to the Company’s going concern disclosure in the Company’s consolidated financial statements for the years ended December 31, 2018 and 2017 and as a result of the Company’s failure to respond to an e-mail request from PACE with respect to the Company’s efforts to arrange for a payout. As a result, PACE was not agreeable to continue with the Debt and had requested that the Company’s indebtedness to PACE be paid in full on or before December 31, 2019. PACE requested that their letter be fully executed by September 5, 2019. On September 3, 2019, PACE informed the Company via letter that the interest rates on the Debt be increased effective September 15, 2019, by 0.50%, and each month thereafter by a further 0.50%. On September 5, 2019, management arranged to meet with PACE to discuss their demands and to discuss the Company’s refinancing efforts. Management expressed their concerns over PACE’s actions in describing the details of the default and in increasing the interest rates as per their written communication. Management indicated to PACE that it was agreeable to a partial paydown of the Debt, as management was in discussions with obtaining a first mortgage over the Company’s property which included their organic composting facilities, from a chartered bank. PACE requested management to continue to update PACE on management’s refinancing plans. Management did not fully execute the September 5, 2019 letter from PACE nor any future letters from PACE. The Company “stopped payments” on the September and October instalments on the Debt with PACE. On September 11, 2019, PACE informed the Company that it failed to execute the new terms by September 5, 2019 and that it failed to make the required September payments on two of the three credit facilities that are part of the Debt, which were due on September 2, 2019. PACE also requested payments for the September monthly instalment payment on each of the two credit facilities, not sufficient fund fees and default and administrative fees totaling $1,978 ($2,620 CAD) and the letter of credit fee in the amount of $1,888 ($2,500 CAD). The letter of credit fee was paid and the letter of credit was extended to December 31, 2019. PACE also requested that the Company provide cash collateral to PACE for the letter of credit, in the amount of $209,035 ($276,831 CAD). PACE requested the consent of management to have PACE appoint a financial advisor to inspect and assess the assets and operations of the Company and requested that the letter be executed and returned to PACE by September 12, 2019. In a letter to PACE, management noted that the company’s financial report due by November 14, 2019, will be provided to PACE subsequent to the filing of the financial report and that no further payments will be made to PACE pending resolution of a paydown schedule to facilitate the principal reduction required by PACE on or before December 31, 2019. In a letter from PACE on September 13, 2019, they agreed to renew the letter of credit to December 31, 2019 but still consider the Debt in default. In a letter from PACE on October 9, 2019, PACE confirmed that the letter of credit was renewed to December 31, 2019 and noted further instalments payments returned stop payment, which were due on September 13, 2019 and October 2 and 4, 2019. PACE reiterated that they did not want to continue to be the Company’s banker and that it did not agree to any partial reduction of the Debt and requested that the Company provide a written repayment plan to have the credit facilities permanently retired. On November 1, 2019, the Company responded to PACE’s demands to repay all Debt by offering to repay two credit facilities totaling $460,413 ($609,738 CAD) on or before December 31, 2019, in return for a forbearance to December 31, 2020 and repayment of the remaining credit facility and corporate term loan no later than December 31, 2020 or upon the completion of the refinancing with the Canadian chartered bank. On November 12, 2019, PACE responded to the Company accepting the repayment of the two noted credit facilities, but, in addition, required that all the Debt be made current, that the Company provide written reports to PACE on its refinancing with the Canadian chartered bank on a monthly basis commencing December 15, 2019, that all remaining debt be repaid by June 30, 2020 and that PACE be permitted to appoint a financial advisor to inspect the assets and operations of the Company. In addition, the Company’s letter of credit with PACE is expected to be renewed to June 30, 2020. All terms are subject to credit approval.

As a result of the PACE default, the advance is also in default (refer to advance, note 12), the obligations under capital lease are also in default (refer to obligations under capital lease, note 14) and the convertible promissory notes are also in default (refer to convertible promissory notes, note 15).

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
September 30, 2019 and 2018
(Expressed in United States Dollars)
(unaudited)

2. Going Concern, (continued)

Further, on September 25, 2019, the Company’s chief executive officer (the “CEO”), resigned as a member of the Board of Directors (the “Board”) and ceased providing his services as CEO. On November 6, 2019, by resolution of the Board, the president of the Company (the “President”), was appointed CEO.

These factors cast substantial doubt as to the Company's ability to continue as a going concern, which is dependent upon its ability to obtain the necessary financing to further the development of its business, satisfy its obligations to PACE and its other creditors, whose debt is also in default and upon achieving profitable operations. There is no assurance of funding being available or available on acceptable terms. Realization values may be substantially different from carrying values as shown.

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

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
September 30, 2019 and 2018
(Expressed in United States Dollars)
(unaudited)

3. Significant Accounting Policies, (continued)

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

In August 2018, the FASB issued an update, ASU No. 2018-13, “Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurements to ASC Topic 820, Fair Value Movement. ASU No. 2018-13 modifies the disclosure requirements for fair value measurements by removing, modifying, and/or adding certain disclosures. ASU No. 2018-13 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2019. The Company is currently evaluating the impact of adopting ASU No. 2018-13.

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

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
September 30, 2019 and 2018
(Expressed in United States Dollars)
(unaudited)

4. Recent Accounting Pronouncements, (continued)

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

5. Financial Instruments

The carrying value of cash and cash equivalents, trade receivables, bank indebtedness, accounts payable, and accrued liabilities approximated their fair values as of September 30, 2019 due to their short-term nature. The carrying value of the advance, long-term debt, obligations under capital lease, convertible promissory notes, mortgage payable and loans payable to related parties approximated their fair values due to their market interest rates.

Interest, Credit and Concentration Risk

In the opinion of management, the Company is exposed to significant interest rate risk on its long-term debt of $3,785,210 ($5,012,859 CAD) (December 31, 2018-$3,727,778; $5,085,645 CAD) and on its convertible promissory notes, should the Company repay all or some of these convertible promissory notes within the stipulated time period.

With regards to credit risk with customers, the customers’ credit evaluation is reviewed by management and account monitoring procedures are used to minimize the risk of loss. The Company believes that no additional credit risk beyond amounts provided for by the allowance for doubtful accounts are inherent in accounts receivable. As at September 30, 2019, the allowance for doubtful accounts was $nil (December 31, 2018-$nil).

As at September 30, 2019, the Company is exposed to concentration risk as it had three customers (December 31, 2018-five customers) representing greater than 5% of total trade receivables and these three customers (December 31, 2018-five customers) represented 73% (2018-90%) of trade receivables. The Company had certain customers whose revenue individually represented 10% or more of the Company's total revenue. These customers accounted for 71% (37%, 21%, and 13%) (September 30, 2018-67%; 31%, 26% and 10%) of total revenue.

Liquidity Risk

Liquidity risk is the risk that the Company is unable to meet its obligations as they fall due. The Company takes steps to ensure it has sufficient working capital and available sources of financing to meet future cash requirements for capital programs and operations. The Company is in discussions with a Canadian chartered bank to refinance its obligations to PACE and to another creditor. Refer also to going concern, note 2.

The Company actively monitors its liquidity to ensure that its cash flows and working capital are adequate to support its financial obligations and the Company's capital programs. In order to continue operations, the Company will need to raise capital, repay PACE for all or a portion of its credit facilities and complete the refinancing of its real property and organic composting facility. There is no assurance of funding being available or available on acceptable terms. Realization values may be substantially different from carrying values as shown. Refer also to going concern, note 2.

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
September 30, 2019 and 2018
(Expressed in United States Dollars)
(unaudited)

5. Financial Instruments, (continued)

Currency Risk

Although the Company's functional currency is the CAD, the Company realizes a portion of its expenses in USD. Consequently, certain assets and liabilities are exposed to foreign currency fluctuations. As at September 30, 2019, $169,249 (December 31, 2018-$68,393) of the Company's net monetary liabilities were denominated in USD. The Company has not entered into any hedging transactions to reduce the exposure to currency risk.

6. Business Acquisition

Effective May 24, 2019, the Company purchased all the issued and outstanding shares of 1684567. The acquisition was accounted for as a business combination using the acquisition method of accounting. The purchase price paid in the acquisition has been preliminarily allocated to record the assets acquired and liabilities assumed based on their estimated fair value. When determining the fair values of assets acquired and liabilities assumed, management made significant estimates. The transaction closed on May 28, 2019. The purchase consideration consisted of cash from working capital of $209,952 ($282,308 CAD) and cash from a third-party mortgage obtained in the amount of $1,258,273 ($1,691,910 CAD, net of financing fees of $80,387 ($108,090 CAD)). The total purchase price includes the original offer of $1,314,304 ($1,767,250 CAD) and acquisition costs of $153,922 ($206,968 CAD).

The allocation of the purchase price is as follows:

May 24, 2019
Purchase consideration
Cash ($1,974,218 CAD)	$1,468,225
Assets acquired
Accounts receivable ($ 7,573 CAD)	5,632
Land ($1,850,892 CAD)	1,376,508
Automotive equipment and machinery ($16,525 CAD)	12,290
Customer list ($10,205 CAD)	7,589
Environmental compliance approval ($100,000 CAD)	74,370
Liabilities assumed
Accounts payable ($10,977 CAD)	8,164

Net assets acquired ($1,974,218 CAD)	$1,468,225

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
September 30, 2019 and 2018
(Expressed in United States Dollars)
(unaudited)

7. Trade Receivables

On December 17, 2017, the Company filed a motion record in the Ontario Superior Court of Justice (the “Court”) against the Business Development Bank of Canada and Astoria Organic Matters Ltd. and Astoria Organic Matters Canada LP (“Astoria”), together, in the amount of $453,060 ($600,000 CAD), in connection with the Company’s purchase of certain assets from the court appointed receiver for Astoria, BDO Canada Limited. (“BDO”). The basis for the claim is for the Company’s costs to process biosolids stored onsite in an amount that was approximately ten times the amount permitted to be stored by conditions set in the Environmental Compliance Approval (the “ECA”) for the Company’s organic composting facility. The Court dismissed each of the Company’s motions, including on November 13, 2019, the Court dismissed the final motion and stayed the private prosecution. A further court date is set for November 4, 2019. As a result of this legal proceeding, BDO, through its legal representative, filed garnishment orders to collect on its outstanding fees, expenses and court costs, with three of the Company’s current customers. The garnishment orders, dated August 16, 2019, totaled $100,046 ($132,494 CAD) each. Since the garnishment orders were delivered to several customers, the payments of the Company’s accounts receivable to satisfy the garnishment orders, exceeded the amount of the garnishment orders. As at September 30, 2019, $114,284 ($151,350 CAD) had been collected, which represented an amount of $14,238 ($18,856 CAD) over and above the garnishment orders. The amounts collected as at September 30, 2019 have been applied against the outstanding accruals for legal fees, expenses and court costs, included in accrued liabilities, on this legal proceeding.

Refer also to subsequent events, note 21(c), for details on garnishment orders issued subsequent to September 30, 2019.

8. Intangible Assets

	September 30, 2019	December 31, 2018
Technology license (net of accumulated amortization of $881 (2018- $731))	$1,120	$1,270
Customer list-limited life-$9,298 CAD (net of accumulated amortization of $907)	7,021	-
Trademarks-indefinite life-$14,817 CAD	11,188	-
Environmental compliance approvals-indefinite life- $282,700 CAD	213,467	133,919
	$232,796	$135,189

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

On March 14, 2019, the Company incurred fees to register various trademarks in the United States and Canada, in the amount $11,188 ($14,817 CAD).

On September 15, 2017, the Company acquired the environmental compliance approvals on the purchase of certain assets of Astoria from BDO Canada Limited (“BDO") under an asset purchase agreement (the "APA").

Effective May 24, 2019, the Company acquired an additional environmental compliance approval of $75,510 ($100,000 CAD) and a customer list $7,021 ($9,298 CAD), net of accumulated amortization of $685 ($907 CAD), relating to certain municipal contracts (forty-five-month life) on the purchase of the shares of 1684567.

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
September 30, 2019 and 2018
(Expressed in United States Dollars)
(unaudited)

9. Long-lived Assets, net

		September 30,		December 31,
		2019		2018
	Cost	Accumulated	Net book value	Net book value
		depreciation
Land	$1,397,609	$-	$1,397,609	$-
Composting buildings	2,220,563	272,402	1,948,161	1,988,144
Gore cover system	1,071,346	191,043	880,303	748,112
Driveway and paving	349,989	57,165	292,824	304,639
Machinery and equipment	62,806	36,252	26,554	27,661
Equipment under capital lease	408,774	213,759	195,015	280,323
Office trailer	9,061	4,195	4,866	3,817
Vacuum trailer	5,663	425	5,238	-
Computer equipment	6,673	4,483	2,190	3,186
Computer software	6,947	6,947	-	2,389
Automotive equipment	10,216	1,739	8,477	953
Signage	2,564	812	1,752	1,886
	$5,552,211	$789,222	$4,762,989	$3,361,110

Included above are the long-lived assets acquired on the business acquisition described under note 6.

10. Operating Lease Right-of-Use Asset and Operating Lease Liability

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

For the three and nine-month periods ended September 30, 2019, the Company recorded $nil ($nil CAD) and $6,107 ($8,117 CAD (2018-$nil; $nil CAD and $nil; $nil CAD) respectively, for the amortization of the operating lease right-of-use asset.

For the three and nine-month periods ended September 30, 2019, the Company incurred interest of $2,437 ($3,239 CAD) (2018-$nil; $nil CAD and $nil and $nil CAD) respectively, on the operating lease liability.

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
September 30, 2019 and 2018
(Expressed in United States Dollars)
(unaudited)

11. Related Party Transactions

During the three and nine-month periods ended September 30, 2019, the Company incurred $34,083 ($45,000 CAD) and $101,574 ($135,000 CAD) (2018-$34,425; $45,000 CAD and $104,881; $135,000 CAD) respectively, in management fees expense with Travellers International Inc. ("Travellers"), an Ontario company controlled by a director and the President; $34,083 ($45,000 CAD) and $101,574 ($135,000 CAD) (2018-$34,425; $45,000 CAD and $104,881; $135,000 CAD) respectively, in management fees expense with Landfill Gas Canada Ltd. ("LFGC"), an Ontario company controlled by a previous director and CEO; $13,634 ($18,000 CAD) and $40,630 ($54,000 CAD) (2018-$13,769; $18,000 CAD and $37,291; $48,000 CAD) respectively, in management fees expense with the Company's chief financial officer (the "CFO"); and $nil ($nil CAD) and $nil ($nil CAD) (2018-$nil; $nil CAD and $9,324; $12,000 CAD) respectively, in management fees expense with the Company's vice-president of corporate development (the "VPCD"). As at September 30, 2019, unpaid remuneration and unpaid expenses in the amount of $72,062 ($95,434 CAD) (December 31, 2018-$48,691; $66,426 CAD) is included in accounts payable and $242,387 ($321,000 CAD) (December 31, 2018-$184,714; $251,997 CAD) is included in accrued liabilities.

On September 25, 2019, the CEO resigned from the Board and ceased providing his services as CEO.

In addition, during the three and nine-month periods ended September 30, 2019, the Company incurred interest expense of $150 ($180 CAD) and $4,631 ($6,155 CAD) (2018-$4,664; $6,049 CAD and $9,482; $12,205 CAD) respectively, on the outstanding loan from Travellers and $364 ($469 CAD) and $3,711 ($4,932 CAD) (2018-$1,751; $2,268 CAD and $3,295; $4,241 CAD) respectively, on the outstanding loans from the directors. As at September 30, 2019, interest of $nil ($nil CAD) (December 31, 2018-$17,882; $24,395 CAD) on these loans is included in accrued liabilities.

During the three and nine-month periods ended September 30, 2019, the Company incurred $23,382 ($30,934 CAD) and $55,678 ($74,001 CAD) (2018-$21,066; $27,426 CAD and $53,565; $68,947 CAD) respectively, in rent paid under a rental agreement to Haute Inc. ("Haute"), an Ontario company controlled by the President.

The Company recorded directors' compensation for its five independent directors for services provided based on the share price at the end of each period and for the three and nine-month periods ended September 30, 2019, including the audit committee chairman's fees, in the amount of ($14,648) and ($1,948) (2018-$766 and $2,331) respectively. As at September 30, 2019, $2,560 ($3,390 CAD) (December 31, 2018-$nil) of outstanding fees to the directors is included in accounts payable and $7,133 (December 31, 2018-$52,000) of outstanding fees to the directors is included in accrued liabilities.

Furthermore, the Company granted the CEO 3,000,000 restricted stock units ("RSU"), under a consulting agreement effective January 1, 2017, determined to be valued at $990,000 based on private placement pricing at the time. On each of February 25, 2018 and April 2, 2019, 1,000,000 RSUs were exchanged into 1,000,000 common stock of the Company. The RSUs for the remaining installment which were expected to vest on January 1, 2020, subject to meeting certain performance objectives, have been forfeited by the CEO on his resignation in September 2019. On May 17, 2018, at a meeting of the board of directors (the "Board"), approved an amendment to the President's consulting agreement, to include the granting of 3,000,000 RSUs to the President, determined to be valued at $3,000,000, based on private placement pricing at the time, on the same terms and conditions as those granted to the CEO. Immediately thereafter, 1,000,000 of the President's RSUs were exchanged into 1,000,000 common stock of the Company. On January 8, 2019, 1,000,000 of the President's RSUs were exchanged into 1,000,000 common stock of the Company. Based on private placement pricing at the time, the common stock issued to the President on each exchange of the RSUs, was determined to be valued at $1,000,000. The RSUs for the remaining installment are expected to vest on January 1, 2020, subject to meeting certain performance objectives. For the three and nine-month periods ended September 30, 2019, the Company recognized management compensation expense of $85,000 and $750,000 (2018-$332,500 and $1,997,500) respectively, on the awards to the President and the CEO) on the award to the President, representing one-quarter of the total value of the award of $3,000,000, based on private placement pricing at the time. In the three and nine-month periods ended September 30, 2018, the Company recognized management compensation expense of $332,500 and $1,997,500 on the awards to the President and the CEO, representing one-quarter of the total value of the awards of $3,990,000 and the award granted to the President in the amount of $1,000,000, as noted above, based on private placement pricing at the time.

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
September 30, 2019 and 2018
(Expressed in United States Dollars)
(unaudited)

11. Related Party Transactions, (continued)

Refer also to subsequent events, note 21(g).

12. Advance

On July 29, 2019, the Company received an advance in the amount of $30,204 ($40,000 CAD) from a private lender. The advance is repayable at an amount of $368 ($488 CAD) every business day until repaid in full on January 13, 2020. Transaction related expenses in connection with this advance totaled $4,213 ($5,600 CAD) and included an interest expense in the interim condensed consolidated statements of operations and comprehensive loss. For the three and nine-month periods ended September 30, 2019, the Company incurred interest charges of $6,773 ($9,002 CAD) and $6,773 ($9,002 CAD) respectively. Total interest on the advance to January 13, 2020 is $11,737 ($15,600 CAD). The advance is guaranteed by the President. As a result of the PACE default, this advance is also in default. The lender may demand full repayment.

Refer also to going concern, note 2 and subsequent events, note 21(f).

13. Long-Term Debt

	Credit	Credit	Credit	Corporate	September 30, 2019	December 31, 2018
	Facility	Facility	Facility	Term Loan	Total	Total

Long-Term Debt	$757,406	$423,573	$36,840	$2,567,391	$3,785,210	$3,727,778
Current portion	(757,406)	(423,573)	(36,840)	(2,567,391)	(3,785,210)	(3,727,778)
Long-term portion	$-	$-	$-	$-	$-	$-

The credit facilities and corporate term loan (the “Debt”) described below in paragraphs (a) to (d) are due on demand. On August 28, 2019, PACE demanded repayment on or before December 31, 2019. Management met with PACE on September 5, 2019, to resolve the matters and offered a paydown of the Debt. Management is also in discussions with a Canadian chartered bank to refinance the PACE Debt and the mortgage payable and formulate a paydown. The Company was informed on September 3, 2019, that effective September 15, 2019, the interest rate on the credit facilities and corporate term loan increased by 0.50% to the PACE base rate of 7.00% plus 1.75% per annum. Discussions are ongoing.

Refer also to going concern, note 2 and subsequent events note 21(f).

The Debt is otherwise payable as noted below.

(a)

The credit facility bears interest at the PACE base rate of 7.00% plus 1.25% per annum, currently 8.25%, is payable in monthly blended installments of principal and interest of $6,697 ($8,764 CAD), and matures on September 2, 2022. The first and only advance on the credit facility on February 2, 2017, in the amount of $1,197,280 ($1,600,000 CAD), is secured by a business loan general security agreement, a $1,197,280 ($1,600,000 CAD) personal guarantee from the President and a charge against the Company's premises lease. Also pledged as security are the shares of the wholly-owned subsidiaries, a pledge of 3,300,000 of the Company's shares held by LFGC, 500,000 of the Company's shares held by the CFO, 2,000,000 of the Company's shares held by a director's company and a limited recourse guarantee against each of these parties. The credit facility is fully open for prepayment at any time without notice or bonus.

,
(b)

The credit facility advanced on June 15, 2017, in the amount of $448,980 ($600,000 CAD), bears interest at the PACE base of 7.00% plus 1.25% per annum, currently 8.25%, is payable in monthly blended installments of principal and interest of $3,745 ($4,901 CAD), and matures on September 2, 2022. The credit facility is secured by a variable rate business loan agreement on the same terms, conditions and security as noted above.

(c)

The credit facility advanced on August 4, 2017, in the amount of $37,415 ($50,000 CAD), bears interest at the PACE base of 7.00% plus 1.25% per annum, currently 8.25%, is payable in monthly blended installments of principal and interest of $326 ($427 CAD), and matures on September 4, 2022. The credit facility is secured by a variable rate business loan agreement on the same terms, conditions and security as noted above.

(d)

The corporate term loan advanced on September 13, 2017, in the amount of $2,786,779 ($3,724,147 CAD), bears interest at PACE base rate of 7.00% plus 1.25% per annum, currently 8.25%, is payable in monthly blended installments of principal and interest of $22,702 ($29,711 CAD), and matures September 13, 2022. The corporate term loan is secured by a business loan general security agreement representing a floating charge over the assets and undertakings of the Company, a first priority charge under a registered debenture and a lien registered under the Personal Property Security Act in the amount of $2,993,932 ($4,000,978 CAD) against the assets including inventory, accounts receivable and equipment. The corporate term loan also included an assignment of existing contracts included in the APA.

The shares of the wholly-owned subsidiaries and those shares held by the companies and the CFO noted under (a) above, represent security for the corporate term loan.

For the three and nine-month periods ended September 30, 2019, $78,919 ($104,202 CAD) and $234,441 ($311,592 CAD) (2018-$82,720; $107,984 CAD and $241,153; $310,403 CAD) respectively, in interest was incurred.

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
September 30, 2019 and 2018
(Expressed in United States Dollars)
(unaudited)

14. Obligations under Capital Lease

			September 30,	December 31,
			2019	2018
	(a)	(b)	Total	Total
Obligations under Capital Lease	$118,591	$116,631	$235,222	$288,708
Less: current portion	(118,591)	(116,631)	(235,222)	(81,109)
Long-term portion	$-	$-	$-	$207,599

As a result of the PACE default, these leases are also in default. The lessor may demand full repayment of these obligations under capital lease. And, as a result, the obligations under capital lease have been presented as current liabilities. The original terms of the obligations under capital lease are noted below under paragraphs (a) and (b). Also refer to going concern, note 2 and subsequent events, note 21(f).

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

The lease liabilities are secured by the equipment under capital lease as described in note 9.

Refer also to going concern, note 2 and subsequent events, note 21(f).

Minimum lease payments as per the original terms of the obligations under capital lease are as follows:

In the three-month period ending December 31, 2019	$24,824
In the year ending December 31, 2020	99,295
In the year ending December 31, 2021	107,661
In the year ending December 31, 2022	22,500
254,280
Less: imputed interest	(19,058)
Total	$235,222

For the three and nine-month periods ended September 30, 2019, $3,682 ($4,856 CAD) and $12,237 ($16,264 CAD) (2018-$4,290; $5,615 CAD and $14,028; $18,056 CAD) respectively, in interest was incurred.

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
September 30, 2019 and 2018
(Expressed in United States Dollars)
(unaudited)

15. Convertible Promissory Notes

		September 30, 2019	December 31, 2018

(a)	Convertible promissory notes-January 28, 2019 (net of unamortized financing costs of $11,507 (2018- $nil))	$261,723	$-
(b)	Convertible promissory notes-March 7 and March 8, 2019 (net of unamortized financing costs of $61,165) (2018- $nil))	743,835	-
(c)	Convertible promissory note-May 23, 2019 (net of unamortized financing costs of $29,455 (2018-$nil))	220,545	-
(d)	Convertible promissory note-July 19, 2019 (net of unamortized financing costs of $25,420 (2018-$nil))	144,580	-
		$1,370,683	$-

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

During the three and nine-month periods ended September 30, 2019, the January 2019 Investors converted a total of $64,270 and $64,270 respectively, of their January 2019 Notes.

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

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
September 30, 2019 and 2018
(Expressed in United States Dollars)
(unaudited)

15. Convertible Promissory Notes, (continued)

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

During the three and nine-month periods ended September 30, 2019, the March 2019 Investors converted a total of $20,00 and $20,00 respectively, of their March 2019 Notes.

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

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
September 30, 2019 and 2018
(Expressed in United States Dollars)
(unaudited)

15. Convertible Promissory Notes, (continued)

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

The Company initially reserved 10,937,000 of its authorized and unissued Common Stock (the "May 2019 Reserved Amount"), free from preemptive rights, to provide for the issuance of Common Stock upon the full conversion of the May 2019 Investor Note. Upon full conversion of the May 2019 Investor note, any shares remaining in such reserve shall be cancelled. The Company increases the May 2019 Reserved Amount in accordance with the Company's obligations under the May 2019 Investor note.

(d)	On July 19, 2019, the Company entered into a securities purchase agreement (the "July 2019 SPA") with one investor (the "July 2019 Investor") pursuant to which the Company issued to the July 2019 Investor one 12% unsecured convertible promissory note (the "July 2019 Investor Note") in the principal amount of $170,000. On this date, the Company received proceeds of $138,225, net of transaction related expenses of $31,775.

The maturity date of the July 2019 Investor note is July 19, 2020. The July 2019 Investor Note bears interest at a rate of twelve percent (12%) per annum (the "July 2019 Interest Rate"), which interest shall be paid by the Company to the July 2019 Investor in Common Stock at any time the July 2019 Investor sends a notice of conversion to the Company. The July 2019 Investor is entitled to, at its option, convert all or any amount of the principal amount and any accrued but unpaid interest of the July 2019 Investor Note into Common Stock, at any time, at a conversion price for each share of Common Stock equal to 65% multiplied by the lowest trading price (as defined in the Note) of the Common Stock as reported on the National Quotations Bureau OTC Marketplace exchange upon which the Company's shares are traded during the twenty (20) consecutive Trading Day period immediately preceding (i) the applicable July 2019 Effective Date; or (ii) the conversion date.

The Company initially reserved 5,604,000 of its authorized and unissued Common Stock (the "July 2019 Reserved Amount"), free from preemptive rights, to provide for the issuance of Common Stock upon the full conversion of the July 2019 Investor Note. Upon full conversion of the July 2019 Investor note, any shares remaining in such reserve shall be cancelled. The Company increases the July 2019 Reserved Amount in accordance with the Company's obligations under the July 2019 Investor note.

The convertible promissory notes described above may be prepaid until 180 days from their applicable effective date with the following penalties: (i) if any of the convertible promissory notes are prepaid within sixty (60) days following their applicable effective date, then the prepayment premium shall be 125% of the face amount plus any accrued interest; (ii) if any of the convertible promissory notes are prepaid during the period beginning on the date which is sixty-one (61) days following their applicable effective date, and ending on the date which is ninety (90) days following their applicable effective date, then the prepayment premium shall be 135% of the face amount plus any accrued interest; (iii) if any of the convertible promissory notes are prepaid during the period beginning on the date which is ninety-one (91) days following their applicable effective date, and ending on the date which is one hundred eighty (180) days following their applicable effective date, then the prepayment premium shall be 145% of the face amount plus any accrued interest. Such prepayment redemptions must be closed and funded within three days of giving notice of prepayment or the right to prepay shall be forfeited.

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
September 30, 2019 and 2018
(Expressed in United States Dollars)
(unaudited)

15. Convertible Promissory Notes, (continued)

Pursuant to the terms of the security purchase agreements for the convertible promissory notes described above, for so long as the noted investors own any shares of Common Stock issued upon the conversion of the applicable investor notes, the Company has covenanted to secure and maintain the listing of such shares of Common Stock. The Company is also subject to certain customary negative covenants under the investor notes and the security purchase agreements, including but not limited to the requirement to maintain its corporate existence and assets, require registration of or stockholder approval for the investor notes or the Common Stock upon the conversion of the applicable investor notes.

The convertible promissory notes described above contain certain representations, warranties, covenants and events of default including if the Company is delinquent in its periodic report filings with the Securities and Exchange Commission which would increase the amount of the principal and interest rates under the convertible promissory notes in the event of such defaults. In the event of a default, at the option of the applicable investor and in their sole discretion, the applicable investor may consider any of their convertible promissory notes immediately due and payable.

For the three and nine-month periods ended September 30, 2019, the Company accrued interest of $21,490 and $88,721 (2018-$ nil and $nil) respectively, on the outstanding promissory notes, included in accrued liabilities.

As a result of the PACE default, these convertible promissory notes are also in default. The investors may demand full repayment with accrued interest and further penalties that they are entitled to.

Refer also to going concern, note 2 and subsequent events, note 21(f).

16. Mortgage Payable

The Company obtained a mortgage provided by private lenders to finance the acquisition of the shares of 1684567, as noted under note 6, business acquisition. The mortgage has a principal amount of $1,359,180 ($1,800,000 CAD), is repayable interest only on a monthly basis at an annual rate of 10% per annum and is due May 24, 2020. The mortgage payable is secured by way of shares for 1684567, a first mortgage on the premises, a general assignment of rents, a fire insurance policy and is guaranteed by the Company. Financing fees on the mortgage totaled $81,619 ($108,090 CAD).

	September 30, 2019	December 31, 2018

Mortgage payable, net of unamortized finance fees of $52,773 ($69,888 CAD)	$1,306,407	$-

For the three and nine-month periods ended September 30, 2019, $34,162 ($45,343 CAD) and $47,845 ($63,590 CAD) (2018-$nil; $nil CAD and $nil; $nil CAD respectively, in interest was incurred.

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
September 30, 2019 and 2018
(Expressed in United States Dollars)
(unaudited)

17. Loans Payable to Related Parties

	September 30, 2019	December 31, 2018

Travellers International Inc.	$-	$146,600
Directors	-	54,975
	$-	$201,575

Loan payable in the amount of $nil ($nil CAD) (December 31, 2018-$146,600; $200,000 CAD), owing to Travellers bears interest at the rate of 12% per annum, was due on demand and was unsecured. The loan and related accrued interest were repaid on June 24, 2019. As at September 30, 2019 $nil ($nil CAD) (December 31, 2018-$13,110; $17,885 CAD) in interest was included in accrued liabilities.

Loans payable to directors in the amount of $nil ($nil CAD) (December 31, 2018-$54,975; $75,000 CAD), owing to three directors bear interest at the rate of 12% per annum, is due on demand and is unsecured. The loans and related accrued interest were repaid on July 19, 2019.

As at September 30, 2019, $nil ($nil CAD) (December 31, 2018-$4,772; $6,510 CAD) in interest is included in accrued liabilities.

For the three-month period ended September 30, 2019, $353 ($469 CAD) (2018-$6,072; $7,758 CAD) in interest was incurred on the loans to related parties. And, for the nine-month period ended September 30, 2019, $8,342 ($11,087 CAD) (2018-$12,777; $16,446 CAD) in interest was incurred on the loans payable to related parties.

18. Capital Stock

As at September 30, 2019, the Company had 150,000,000 common shares authorized with a par value of $.0001 per share and 44,376,716 (December 31, 2018-40,299,531) common shares issued and outstanding. During the nine-month period ended September 30, 2019, the Company raised $nil (December 31, 2018-$650,240) cash on a private placement, net of share issue costs of $nil (2018-$46,260), on the issuance of nil (December 31, 2018-696,500) common shares of the Company. The Company issued 2,000,000 common shares on the exchange each of the President's and the CEO's 1,000,000 2018 RSUs; 5,000 common shares for proceeds received prior to December 31, 2018 of $4,600, net of share issue costs of $400; 100,000 common shares for professional services in the amount of $53,000, based on the closing trading price on the day immediately prior to issuance and 80,000 common shares to the directors determined to be valued at $39,200 based on the trading price of the stock at the close of the day immediately prior to issuance.

During the nine-month period ended September 30, 2019, the January Investors and the March Investors converted a portion of their unsecured convertible promissory notes, including accrued interest, a total of $93,797 for 1,892,185 common shares at per share conversion prices ranging from $0.0371 to $0.091 per share.

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

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
September 30, 2019 and 2018
(Expressed in United States Dollars)
(unaudited)

18. Capital Stock, (continued)

The Company also granted the CEO 3,000,000 RSUs under a new consulting agreement effective January 1, 2017. The RSUs are expected to vest in three equal installments annually on each of January 1, 2018, 2019 and 2020. The CEO has forfeited his 2019 RSUs, as a result of his ceasing in providing his services as a CEO in September 2019. On February 25, 2018, the Company issued 1,000,000 common shares in exchange for 1,000,000 RSUs to the CEO. In addition, on May 17, 2018, at a meeting of the Board, the Board approved an amendment to the President's consulting agreement, to include the granting of 3,000,000 RSUs to the President, determined to be valued at $3,000,000, on the same terms and conditions as those granted to the CEO. Effective May 17, 2018, 1,000,000 RSUs were exchanged into 1,000,000 common stock. Based on private placement pricing at the time, the common stock issued in exchange for the President's RSUs, was determined to be valued at $1,000,000.

19. Commitments

a)

Effective January 1, 2017, new consulting agreements were finalized for the services of the President and for the CEO. The consulting agreements are for a period of three years, commencing January 1, 2017. For each of these two executive officers, the monthly fees are as follows: $3,776 ($5,000 CAD) for 2017 and $11,327 ($15,000 CAD) for 2018 and 2019. The future minimum commitment under these consulting agreements, is as follows:

For the three-month period ending December 31, 2019	$33,980

The CFO is currently consulting on a month to month basis at $4,531 ($6,000 CAD) per month, on the same terms and conditions as his consulting agreement, which expired March 31, 2019.

Refer also to subsequent events, note 21(g).

b)

Effective January 1, 2017, the Company entered into a new three-year premises lease agreement with Haute at a monthly amount of $3,020 ($4,000 CAD) for 2017, $ 3,776 ($5,000 CAD) for 2018 and $4,531 ($6,000 CAD) for 2019. The Company is also responsible for all expenses and outlays in connection with its occupancy of the leased premises, including, but not limited to utilities, realty taxes and maintenance. The future minimum commitment under this premises lease agreement is as follows:

For the three-month period ending December 31, 2019	$13,592

c)

The Company was assigned the land lease on the purchase of certain assets of Astoria. The land lease, which comprises 13.88 acres in Roslin, Ontario, Canada, has a term expiring March 31, 2034. The basic monthly rent on the net lease is $2,265 ($3,000 CAD) and is subject to adjustment based on the consumer price index as published by Statistics Canada ("CPI"). No adjustment for CPI had been charged by the previous landlord. The Company is also responsible for any property taxes, maintenance, insurance and utilities. In addition, the Company has the right to extend the lease for five further terms of five years each and one further term of five years less one day. Effective January 1, 2019, this right-of-use operating lease has been reported as an operating lease right-of-use asset and an operating lease liability on the interim condensed consolidated balance sheets as at March 31, 2019 and 2018. Subsequently, effective May 24, 2019, the Company acquired the shares of 1684567, the company that owned the land upon which the right-of-use asset was situated. As a result, the Company is currently both the tenant and the landlord and as such, no longer recognizes an operating right-of-use asset and related operating lease liability.

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
September 30, 2019 and 2018
(Expressed in United States Dollars)
(unaudited)

19. Commitments, (continued)

In addition, the Company was informed that, through a special provision of the site plan agreement with the City of Belleville (the "City"), Ontario, the Company is required to fund certain road maintenance required by the City for the years 2017 through to 2025 at an annual rate of $7,551 ($10,000 CAD). The first year of the special provision was 2016, approximately one year before the Company acquired certain assets of Astoria. This special provision was not addressed in the APA and as a result, the Company may be liable for both the 2016 and 2017 assessments.

The payments are due each September 30th. The Company's estimates that its portion for the year ended September 30, 2017, would be equal to the 15 days the Company owned the organic composting facility, after it was acquired on September 15, 2017. The amounts for 2016 and 2017 have not been paid and unless this can be resolved with the operator for the period prior to September 15, 2017, the Company may be liable for both these years. The Company paid the amount due on September 30, 2018, in the amount of $7,551 ($10,000 CAD) and has recorded an accrual for the balance owing from October 1, 2018 to September 30, 2019.

d)

PACE has provided the Company a letter of credit in favor of the Ministry of the Environment, Conservation and Parks (the "MOECP"), (formerly the Ministry of the Environment and Climate Change) in the amount of $209,035 ($276,831 CAD) and, as security, has registered a charge of lease over the premises, located at 704 Phillipston Road, Roslin, Ontario, Canada. The Company is required to provide for environmental remediation and clean-up costs for its organic composting facility. The letter of credit is a requirement of the MOECP and is in connection with the financial assurance provided by the Company for it to be in compliance with the MOECPs environmental objectives. The MOECP regularly evaluates the Company's organic composting facility to ensure compliance is adhered to and the letter of credit is subject to change by the MOECP. Since the fair value of the environmental remediation costs cannot be determined at this time, no estimate of such costs has been recorded in the accounts. As of September 30, 2019, the MOECC has not drawn on the letter of credit. The Company renewed the letter of credit to December 31, 2019. Refer also to going concern, note 2 and subsequent events, note 21(f).

20. Economic Dependence

The Company generated 63% and 71% of its revenue from three customers during the three and nine-month periods ended September 30, 2019, respectively (2018-73% and 67% from three customers, respectively).

21. Subsequent Events

The Company's management has evaluated subsequent events up to the date the interim condensed consolidated financial statements were issued, pursuant to the requirements of ASC 855 and has determined the following to be material subsequent events:

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
September 30, 2019 and 2018
(Expressed in United States Dollars)
(unaudited)

21.	Subsequent Events, (continued)

(a)

On October 2, 3, 30 and November 11 of 2019, the January 2019 Investors and the March 2019 Investors converted a portion of their unsecured convertible promissory notes, including a portion of the accrued interest, in total $95,397, for 3,456,685 common shares at per share conversion prices ranging from $0.02015 to $0.0371.

(b)

On October 18, 2019, the Company entered into a securities purchase agreement (the "October 2019 SPA") with one investor (the "October 2019 Investor") pursuant to which the Company issued to the October 2019 Investor one 12% unsecured convertible promissory note (the "October 2019 Investor Note") in the principal amount of $156,000, due October 18, 2020. On this date the Company received proceeds of $129,600, net of transaction related expenses of $26,400.

(c)

On October 18 and October 28, 2019, BDO’s legal representative delivered to two of our customers, further garnishments totaling $31,717 ($42,004 CAD) each, to collect additional fees, expenses and court costs. Management is in discussions with its legal counsel to request cease garnishment orders be issued to prevent the collection on amounts over and above the garnishment orders. These garnishment demands were satisfied on November 1, 2019.

(d)

In connection with the Company’s business acquisition of 1684567, which closed on May 28, 2019, as disclosed in business acquisition, note 6, the Company intends to exercise the option to purchase certain additional lands described in the share purchase agreement with the previous owners of 1684567. The option to purchase the additional lands from the previous owners of 1684567, is in the amount of $158,571 ($210,000 CAD). This option closes on November 28, 2019.

(e)

On October 31, 2019, the Company received a proposal to acquire certain equipment to be used in its organic composting operation. The cost of the equipment is $547,842 with a 50% deposit ($273,921), on acceptance.

(f)

On November 1, 2019, the Company responded to PACE’s demands for repayment of all Debt by offering to repay two credit facilities totaling $460,413 ($609,738 CAD) on or before December 31, 2019, in return for a forbearance to December 31, 2020 and repayment of the remaining credit facility and corporate term loan no later than December 31, 2020 or upon the completion of the refinancing with the Canadian chartered bank. On November 12, 2019, PACE responded to the Company accepting the payment of the two noted credit facilities, but, in addition, required that all the Debt be made current, that the Company provide written reports to PACE on its refinancing with the Canadian chartered bank on a monthly basis commencing December 15, 2019, that all remaining Debt be repaid by June 30, 2020 and that PACE be permitted to appoint a financial advisor to inspect the assets and operations of the Company. In addition, the Company’s letter of credit with PACE is expected to be renewed to June 30, 2020. All terms are subject to credit approval.

(g)

On November 6, 2019, by resolution of the Board, the contracts for the President and the CFO were each renewed for a one-year period, commencing January 1, 2020. For the President, as the same monthly amount and on the same terms and conditions as his previous contract. And, for the CFO, at a monthly amount of $6,041 ($8,000 CAD), an increase of $1,510 ($2,000 CAD) over his previous contact and on the same terms and conditions as his previous contract.

In addition, on November 6, 2019, by resolution of the Board, the President was appointed CEO.

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

Growth and percentage comparisons made herein generally refer to the nine-month period ended September 30, 2019 compared with the nine-month period ended September 30, 2018 unless otherwise noted. Unless otherwise indicated or unless the context otherwise requires, all references in this document to "we, "us, "our," the "Company," and similar expressions refer to SusGlobal Energy Corp., and depending on the context, its subsidiaries.

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

On December 11, 2018, the Company began trading on the Over the Counter QB venture market exchange, under the ticker symbol SNRG.

When the terms "the Company," "we," "us" or "our" are used in this document, those terms refer to SusGlobal Energy Corp., and its wholly-owned subsidiaries, SusGlobal Energy Canada Corp., SusGlobal Energy Canada I Ltd. and SusGlobal Energy Belleville Ltd.

SusGlobal is a renewable energy company focused on acquiring, developing and monetizing a global portfolio of proprietary technologies in the waste to energy and regenerative products application.

With the growing amount of organic wastes being produced by society as a whole, a solution for sustainable global management of these wastes must be achieved. SusGlobal through its proprietary technology and processes is equipped and confident to deliver this objective. Management believes renewable energy is the energy of the future. Sources of this type of energy are more evenly distributed over the earth's surface than finite energy sources, making it an attractive alternative to petroleum-based energy. Biomass, one of the renewable resources, is derived from organic material such as forestry, food, plant and animal residuals. SusGlobal can therefore help you turn what many consider waste into precious energy and regenerative products. The portfolio will be comprised of four distinct types of technologies: (a) Process Source Separated Organics ("SSO") in anaerobic digesters to divert from landfills and recover biogas. This biogas can be converted to gaseous fuel for industrial processes, electricity to the grid or cleaned for compressed renewable gas. (b) Increasing the capacity of existing infrastructure (anaerobic digesters) to allow processing of SSO to increase biogas yield. (c) Utilize recycled plastics to produce liquid fuels and (d) process digestate to produce a pathogen free organic liquid fertilizer.

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

RECENT BUSINESS DEVELOPMENTS

Business Acquisition

In connection with the Company’s business acquisition of 1684567 Ontario Inc. (“1684567”), which closed on May 28, 2019, as noted below, the Company intends to exercise the option to purchase certain additional lands described in the share purchase agreement from the previous owners of 1684567. The option to purchase the additional lands from the previous owner of 1684567, is in the amount of $158,571 ($210,000 CAD). This option closes on November 28, 2019.

Effective May 24, 2019, the Company purchased all the issued and outstanding shares of 1684567. The transaction closed on May 28, 2019. The purchase consideration consisted of cash from working capital of $209,952 ($282,308 CAD) and cash from a third-party mortgage obtained in the amount of $1,258,273 ($1,691,910 CAD, net of financing fees of $80,387 ($108,090 CAD)). The total purchase price includes the original offer of $1,314,304 ($1,767,250 CAD) and acquisition costs of $153,922 ($206,968 CAD). The principal asset of this acquired company was the land upon which the Company's organic composting facility is situated. The Company continues to operate the garbage collection and landfill management operations that it acquired under this transaction.

Financings

On November 12, 2019, Pace Savings & Credit Union Limited (“PACE”) responded to the Company and accepted the payment of the two noted credit facilities, but, in addition, that all the Debt be made current, that the Company provide written reports to PACE on its refinancing with the Canadian chartered bank on a monthly basis commencing December 15, 2019, that all remaining debt be repaid by June 30, 2020 and that PACE be permitted to appoint a financial advisor to inspect the assets and operations of the Company. In addition, the Company’s letter of credit with PACE is expected to be renewed to June 30, 2020. All terms are subject to credit approval.

On October 18, 2019, the Company entered into a securities purchase agreement (the "October 2019 SPA") with one investor (the "October 2019 Investor") pursuant to which the Company issued to the October 2019 Investor one 12% unsecured convertible promissory note (the "October 2019 Investor Note") in the principal amount of $156,000, due October 18, 2020. On this date the Company received proceeds of $129,600, net of transaction related expenses of $26,400. As a result of the PACE default, this convertible promissory note is also in default. The investor may demand full repayment with accrued interest and further penalties that the October 2019 Investor is entitled to.

On July 29, 2019, the Company received an advance in the amount of $30,204 ($40,000 CAD) from a private lender. The advance is repayable at an amount of $368 ($488 CAD) every business day until repaid in full on January 13, 2020. Transaction related expenses in connection with this advance totaled $4,213 ($5,600 CAD) and included in the interim condensed consolidated statements of operations and comprehensive loss. For the three and nine-month periods ended September 30, 2019, the Company incurred interest charges of $6,773 ($9,002 CAD) and $6,773 ($9,002 CAD) respectively. Total interest on the advance to January 13, 2020 is $11,737 ($15,600 CAD). The advance is guaranteed by the President. As a result of the PACE default, this advance is also in default. The lender may demand full repayment.

Trademark Applications

On March 13, 2019, the Company filed trademark applications with the Canadian and US trademark offices to register the SusGlobal logo, Earth's Journey, SusGro, Leaders in the Circular Economy and Caring for Earth's Journey.

New and Renewed Contracts

On November 6, 2019, by resolution of the Board, the contracts for the President and the CFO were renewed for a one-year period, commencing January 1, 2020. For the President, at the same monthly amount and on the same terms and conditions, as his previous contract. And for the CFO, at a monthly amount of $6,141 ($8,000 CAD), an increase of $1,510 ($2,000 CAD) over his previous contract and on the same terms and conditions as his previous contract.

In addition, on November 6, 2019, by resolution of the Board, the President was appointed CEO.

On October 15, 2019, the Company was awarded an organic processing contract, in connection with a recently submitted bid, for a local municipality. This organic processing contract is in conjunction with the local municipality’s green bin program. The tipping fee for this organic processing contract has been set at $83 per metric tonne (“MT”) ($110/MT CAD).

The Company has also secured an organic processing arrangement with another local municipality, in conjunction with their green bin program, with a tipping fee set at $98/MT ($130/MT).

In addition, several other contracts have been renewed, one, a municipality and another a private composting operation to December 31, 2020 and November 18, 2020, respectively.

On July 22, 2019, the council for one of the Company's customers, a local township, approved an extension of contracts for the services provided by the Company for garbage collection and for the operation and maintenance of the township's two waste disposal sites. The new contracts expire on February 28, 2023 and amount to $135,163 ($179,000 CAD) annually.

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

Other

On October 31, 2019, the Company received a proposal to acquire certain equipment to be used in its organic composting operation. The cost of the equipment is $547,842 with a 50% deposit ($273,921), on acceptance.

As a result of the PACE default, various indebtedness held by a private lender, a lessor and convertible note holders are also in default. Any or all of these parties may demand full repayment with accrued interest and further penalties that they may be entitled to.

Refer to going concern, note 2 and subsequent events note 21(f) in the interim condensed consolidated financial statements.

On February 16, 2018, the Company finalized a lease agreement for certain equipment for its organic composting facility, which was previously on monthly rental, in the amount of $186,849 ($247,450 CAD) (the "2018 Equipment Lease Agreement"). The 2018 Equipment Lease Agreement is for a period of forty-eight months, with two initial monthly installments of $7,551 ($10,000 CAD) each, plus the applicable harmonized sales taxes, followed by forty-six monthly blended installments of principal and interest of $3,865 ($5,118 CAD), plus the applicable harmonized sales taxes. The Company has the option to purchase the equipment on the forty ninth month for an amount of $18,636 ($24,680 CAD), plus the applicable harmonized sales taxes. The 2018 Equipment Lease Agreement bears interest at the rate of 6.15% annually, compounded monthly, due January 27, 2022. During the nine-month period ended September 30, 2019 $6,140 ($8,160 CAD) (2018-$5,403 $6,955 CAD) of interest was charged on the 2018 Equipment Lease Agreement.

On October 30, 2017, the Company finalized a lease agreement for certain equipment for its organic composting facility, which commenced on October 30, 2017, in the amount of $216,449 ($286,650 CAD) (the "October 2017 Equipment Lease Agreement"). The October 2017 Equipment Lease Agreement requires monthly blended installments of principal and interest of $4,410 ($5,840 CAD), plus applicable harmonized sales taxes and a final balloon payment of $21,596 ($28,600 CAD), plus applicable harmonized sales taxes on October 31, 2021. The October 2017 Equipment Lease Agreement bears interest at the rate of 5.982% annually, compounded monthly, due September 30, 2021. During the nine-month period ended September 30, 2019, $6,097 ($8,104 CAD) (2018-$8,309; $10,695 CAD) of interest was charged on the October 2017 Equipment Lease Agreement.

On September 21, 2017, the company finalized a lease agreement for the lease of certain equipment for its organic composting facility, in the amount of $12,973 ($17,180 CAD) (the "September 2017 Equipment Lease Agreement"). The September 2017 Equipment Lease Agreement requires monthly blended installments of principal and interest of $957 ($1,268 CAD) at a monthly interest rate of 5.95%, due and fully paid on November 10, 2018. During the nine-month period ended September 30, 2019, $nil ($nil CAD) (2018-$316; $406 CAD) of interest was charged under the September 2017 Equipment Lease Agreement.

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

Effective January 1, 2017, new consulting agreements were finalized for the services of the President and the CEO (the "Consulting Agreements"). The Consulting Agreements are for a period of three years, commencing January 1, 2017. For each of the President and the CEO, the monthly fees are as follows: $3,776 ($5,000 CAD) for 2017 and $11,327 ($15,000 CAD) for 2018 and 2019. In addition, the CEO was granted 3,000,000 RSUs on January 1, 2017, determined to be valued at $990,000, based on private placement pricing at the time. On each of February 25, 2018 and April 2, 2019, 1,000,000 RSUs were exchanged into 1,000,000 shares of common stock of the Company. The RSUs of the remaining installment were expected to vest on January 1, 2020, upon meeting certain performance objectives, have been forfeited by the CEO on his ceasing to provide his services as the CEO, in September 2019. On May 17, 2018, the President's Consulting Agreement was amended by the Board of Directors' (the "Board"), to add the granting of 3,000,000 RSUs, determined to be valued at $3,000,000 based on private placement pricing at the time on the same terms and conditions as those of the CEO. On this date, the President was issued 1,000,000 shares of common stock of the Company in exchange for 1,000,000 RSUs. On January 8, 2019, 1,000,000 RSUs were exchanged for 1,000,000 common stock of the Company. The RSUs of the remaining installment are expected to vest on January 1, 2020, upon meeting certain performance objectives.

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

On August 19, 2016, Travellers provided an unsecured loan bearing interest at an annual rate of 12% in the amount of 158,571 ($210,000 CAD) which was required to initiate a letter of credit in the amount of $151,020 ($200,000 CAD). This loan was repaid in full, with accrued interest on April 3, 2018. Fees for the letter of credit included $7,551 ($10,000 CAD) incurred and charged by Travellers and $2,257 ($3,000 CAD) charged by the Company's chartered bank. There is no written agreement evidencing this loan and the loan was approved by the Board of Directors of the Company.

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

Operations

The Company owns the Environmental Compliance Approvals (the "ECAs") issued by the MOECP, from the Province of Ontario, in place to accept up to 70,000 MT of waste annually from the provinces of Ontario and Quebec and from New York state, and to operate a waste transfer station with the capacity to process up to 50,000 MT of waste annually. Once built, the location of the waste transfer station will be alongside the organic composting facility which is currently in operation near Belleville, Ontario, Canada.

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

Organic Composting Facility. The Company's organic composting facility, located near Belleville, Ontario Canada, has ECAs in place to accept up to 70,000 MT of waste annually and is currently in operation. Certain assets of the organic composting facility, including the ECAs for the waste transfer station, were acquired by the Company on September 15, 2017, from the court appointed receiver, BDO, for Astoria, under the APA. The Company charges tipping fees for the waste accepted at the organic composting facility based on arrangements in place with the customers and the type of waste accepted. Typical waste accepted includes, leaf and yard, biosolids, food, liquid, paper sludge and source separated organics. During the nine-month period ended September 30, 2019, tipping fees ranged from $19 ($25 CAD) to $64 ($85 CAD) per MT.

Compost Sales. The Company also sells organic compost (screened and unscreened) to local customers. During the nine-month period ended September 30, 2019, the average selling price of the compost per MT was approximately $15 ($20 CAD).

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2019, the Company had a bank overdraft balance of $7,350 (December 31, 2018-$42,711) and current debt obligations and other current liabilities in the amount of $8,061,423 (December 31, 2018-$5,045,362). As at September 30, 2019, the Company had a working capital deficit of $7,865,585 (December 31, 2018-$4,830,948). The Company does not currently have sufficient funds to satisfy the current debt obligations.

On August 28, 2019, the Company’s current creditor, PACE, demanded repayment of all the credit facilities and corporate term loan on or before December 31, 2019. Management has been in discussions with a Canadian chartered bank to obtain the necessary funding to satisfy PACE’s demands. In addition, on November 1, 2019, the Company communicated with PACE and offered to paydown two of the credit facilities, totaling $460,413 ($609,738 CAD) on or before December 31, 2019 and has requested a forbearance to December 31, 2020, in return for the payment of the remaining credit facility and the corporate term loan no later than December 31, 2020, or upon obtaining the financing from the Canadian chartered bank. On November 12, 2019, PACE responded to the Company and accepted the payment of the two noted credit facilities, but, in addition,  that all the Debt be made current, that the Company provide written reports to PACE on its refinancing with the Canadian chartered bank on a monthly basis commencing December 15, 2019, that all remaining debt be repaid by June 30, 2020 and that PACE be permitted to appoint a financial advisor to inspect the assets and operations of the Company. In addition, the Company’s letter of credit with PACE is expected to be renewed to June 30, 2020. All terms are subject to credit approval.

The Company's total assets at September 30, 2019 were $5,191,623 (December 31, 2018-$3,710,713) and total current liabilities were $8,061,423 (December 31, 2018-$5,045,362). Significant losses from operations have been incurred since inception and there is an accumulated deficit of $10,766,212 as at September 30, 2019 (December 31, 2018 -$8,554,312). Continuation as a going concern is dependent upon generating significant new revenue and generating external capital and securing debt to satisfy its creditor’s demands and to achieve profitable operations while maintaining current fixed expense levels.

To pay current liabilities and to fund any future operations, the Company requires significant new funds, which the Company may not be able to obtain. In addition to the funds required to liquidate the $8,061,423 in current debt obligations and other current liabilities, the Company estimates that approximately $3,000,000 must be raised to fund capital requirements and general corporate expenses for the next 12 months.

In the normal course of business, we are exposed to market risks, including changes in interest rates, certain commodity prices and Canadian currency rates. The Company does not use derivatives to manage these risks.

During the nine-month period ended September 30, 2019 and up to the date of this filing, the investors of the unsecured convertible promissory notes, converted a total of $142,944 of their unsecured convertible promissory notes, including a portion of their accrued interest for 4,567,233 common shares at prices ranging from $0.02015 to $0.091 per share.

On July 19, 2019, the Company entered into a securities purchase agreement (the "July 2019 SPA") with one investor (the "July 2019 Investor") pursuant to which the Company issued to the July 2019 Investor one 12% unsecured convertible promissory note (the "July 2019 Investor Note") in the principal amount of $170,000. On this date, the Company received proceeds of $138,225, net of transaction related expenses of $31,775.

The maturity date of the July 2019 Investor note is July 19, 2020. The July 2019 Investor Note bears interest at a rate of twelve percent (12%) per annum (the "July 2019 Interest Rate"), which interest shall be paid by the Company to the July 2019 Investor in Common Stock at any time the July 2019 Investor sends a notice of conversion to the Company. The July 2019 Investor is entitled to, at its option, convert all or any amount of the principal amount and any accrued but unpaid interest of the July 2019 Investor Note into Common Stock, at any time, at a conversion price for each share of Common Stock equal to 65% multiplied by the lowest trading price (as defined in the Note) of the Common Stock as reported on the National Quotations Bureau OTC Marketplace exchange upon which the Company's shares are traded during the twenty (20) consecutive Trading Day period immediately preceding (i) the applicable July 2019 Effective Date; or (ii) the conversion date.

The Company initially reserved 5,604,000 of its authorized and unissued Common Stock (the "July 2019 Reserved Amount"), free from preemptive rights, to provide for the issuance of Common Stock upon the full conversion of the July 2019 Investor Note. Upon full conversion of the July 2019 Investor note, any shares remaining in such reserve shall be cancelled. The Company increases the July 2019 Reserved Amount in accordance with the Company's obligations under the July 2019 Investor note.

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

The Company initially reserved 10,937,000 of its authorized and unissued Common Stock (the "May 2019 Reserved Amount"), free from preemptive rights, to provide for the issuance of Common Stock upon the full conversion of the May 2019 Investor Note. Upon full conversion of the May 2019 Investor note, any shares remaining in such reserve shall be cancelled. The Company increases the May 2019 Reserved Amount in accordance with the Company's obligations under the May 2019 Investor note.

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

The convertible promissory notes described above may be prepaid until 180 days from their applicable effective date with the following penalties: (i) if any of the convertible promissory notes are prepaid within sixty (60) days following their applicable effective date, then the prepayment premium shall be 125% of the face amount plus any accrued interest; (ii) if any of the convertible promissory notes are prepaid during the period beginning on the date which is sixty-one (61) days following their applicable effective date, and ending on the date which is ninety (90) days following their applicable effective date, then the prepayment premium shall be 135% of the face amount plus any accrued interest; (iii) if any of the convertible promissory notes are prepaid during the period beginning on the date which is ninety-one (91) days following their applicable effective date, and ending on the date which is one hundred eighty (180) days following their applicable effective date, then the prepayment premium shall be 145% of the face amount plus any accrued interest. Such prepayment redemptions must be closed and funded within three days of giving notice of prepayment or the right to prepay shall be forfeited. Pursuant to the terms of the security purchase agreements for the convertible promissory notes described above, for so long as the noted investors own any shares of Common Stock issued upon the conversion of the applicable investor notes, the Company has covenanted to secure and maintain the listing of such shares of Common Stock. The Company is also subject to certain customary negative covenants under the investor notes and the security purchase agreements, including but not limited to the requirement to maintain its corporate existence and assets, require registration of or stockholder approval for the investor notes or the Common Stock upon the conversion of the applicable investor notes.

The convertible promissory notes described above contain certain representations, warranties, covenants and events of default including if the Company is delinquent in its periodic report filings with the Securities and Exchange Commission which would increase the amount of the principal and interest rates under the convertible promissory notes in the event of such defaults. In the event of a default, at the option of the applicable investor and in their sole discretion, the applicable investor may consider any of their convertible promissory notes immediately due and payable.

During the three and nine-month periods ended September 30, 2019, the January 2019 Investors converted a total of $64,270 and $64,270 respectively, of their January 2019 Notes and during the three and nine-month periods ended September 30, 2019, the March 2019 Investors converted a total of $20,00 and $20,00 respectively, of their March 2019 Notes.

For the nine-month period ended September 30, 2019, the Company accrued interest of $88,721 (2018-$nil) on the outstanding promissory notes, included in accrued liabilities.

Subsequent to September 30, 2019 to the date of this filing, the January 2019 Investors and the March 2019 Investors converted a portion of their unsecured convertible promissory notes, including a portion of the accrued interest, in total $95,397, for 3,456,685 common shares at per share conversion prices ranging from $0.02015 to $0.0371.

On April 11, 2018, three directors each loaned the Company $18,878 ($25,000 CAD) for working capital purposes (the "Director Loans"). The Director Loans bear interest at the rate of 12% per annum, are due on demand and unsecured. There are no written agreements evidencing the Director Loans. During the nine-month period ended September 30, 2019 $3,347 ($4,463 CAD) (2018-$3,295; $4,241 CAD) of interest was charged on the Director Loans. As at September 30, 2019, $nil ($nil CAD) (December 31, 2018-$4,772; $6,510 CAD) in interest is included in accrued liabilities. As at September 30, 2019, $nil ($nil CAD) (December 31, 2018-$54,975; $75,000 CAD). The Director Loans were repaid in full on July 19, 2019 with accrued interest.

On April 3, 2018, a new loan was provided by Travellers International Inc. ("Travellers"), an Ontario company controlled by the Executive Chairman and President, who is also a director of the Company, in the amount of $151,020 ($200,000 CAD) (the "Travellers Loan"). A portion of the funds, $114,117 ($151,128 CAD), was used to pay two overdue monthly principal and interest instalments on the Company's PACE Corporate Term Loan. This new loan is due on demand, unsecured and bears interest at the rate of 12% per annum. There is no written agreement evidencing the Travellers Loan. During the nine-month period ended September 30, 2019, $4,631 ($6,155 CAD) (2018-$9,482; $12,205 CAD) in interest was charged on the Travellers Loan and other loans repaid to Travellers during the period. As at September 30, 2019, $nil ($nil CAD) (December 31, 2018-$13,110; $17,885 CAD) in interest was included in accrued liabilities. This new Travellers Loan was repaid in full on June 24, 2019, with accrued interest.

As at September 30, 2019, the current and long-term portions of our debt obligations were $6,718,688 ($8,702,020 CAD) and $nil ($195,726 CAD) respectively of $6,718,688 ($8,897,746 CAD) in total.

In addition, at September 30, 2019, the Company had an outstanding letter of credit provided by PACE, in the amount of $209,035 ($276,831 CAD), in favor of the MOECP. The letter of credit is a requirement of the MOECP and is in connection with the financial assurance provided by the Company, for it to be in compliance with the MOECPs environmental objectives. The MOECP regularly evaluates the Company's organic composting facility to ensure compliance is adhered to and the letter of credit is subject to change by the MOECP. As at September 30, 2019, and the date of this filing, the MOECP has not drawn on this letter of credit. The Company has renewed this letter of credit to December 31, 2019.

As noted above, on August 28, 2019, the Company’s current creditor, PACE, demanded repayment of all the credit facilities and corporate term loan on or before December 31, 2019. Management has been in discussions with a Canadian chartered bank to obtain the necessary funding to satisfy PACE’s demands. In addition, on November 1, 2019, the Company communicated with PACE and offered to paydown two of the credit facilities, totaling $460,413 ($609,738 CAD) on or before December 31, 2019 and has requested a forbearance to December 31, 2020, in return for the payment of the remaining credit facility and the corporate term loan no later than December 31, 2020, or upon obtaining the financing from the Canadian chartered bank. On November 12, 2019, PACE responded to the Company accepting the repayment of the two noted credit facilities, but, in addition,  that all the Debt be made current, that the Company provide written reports to PACE on its refinancing with the Canadian chartered bank on a monthly basis commencing December 15, 2019, that all remaining debt be repaid by June 30, 2020 and that PACE be permitted to appoint a financial advisor to inspect the assets and operations of the Company. In addition, the Company’s letter of credit with PACE is expected to be renewed to June 30, 2020. All subject to credit approval.

Below are details of the Company’s indebtedness to PACE, based on the original terms.

Effective January 1, 2017, the Company obtained a Line of Credit of up to $4,153,050 ($5,500,000 CAD) with PACE (the "PACE Line of Credit"). On February 2, 2017, the Company received the first and only advance in the amount of $1,208,160 ($1,600,000 CAD) on the PACE Line of Credit. The PACE Line of Credit was due February 2, 2019 and is now one of multiple credit facilities with PACE, as noted below. The funds advanced on the PACE Line of Credit of $1,208,160 ($1,600,000 CAD) bore interest at the PACE base rate of 6.75% plus 1.25% per annum, at the time 8%, and was payable on a monthly basis, interest only, until refinanced, as noted below. The PACE Line of Credit is secured by a business loan general security agreement, a $1,208,160 ($1,600,000 CAD) personal guarantee from the president of the Company (the "President") and a charge against the Company's office premises lease. Also pledged as security are the shares of the wholly-owned subsidiaries and a pledge of 3,300,000 shares of Common Stock of the Company held by Landfill Gas Canada Ltd. ("LFGC"), an Ontario company controlled by a director and chief executive officer of the Company (the "CEO"), 500,000 shares of Common Stock of the Company held by the chief financial officer (the "CFO") and 2,000,000 shares of Common Stock of the Company held by a director's company, and a limited recourse guarantee by each. The PACE Line of Credit is fully open for prepayment at any time without notice or bonus. A total commitment fee of $83,061 ($110,000 CAD) was paid to PACE. In addition, the agents who assisted in establishing the PACE Line of Credit received 1,620,000 shares of Common Stock of the Company determined to be valued at $469,800, based on private placement pricing at the time and cash of $300,000, on closing, for their services. Other closing costs in connection with the PACE Line of Credit included legal fees of $29,232 ($38,713 CAD). As at September 30, 2019, $757,406 ($1,003,054 CAD) (December 31, 2018-$745,897; $1,017,595 CAD) remains outstanding. During the nine-month period ended September 30, 2019, the Company incurred interest charges of $46,835 ($62,248 CAD) (2018-$48,043; $61,840 CAD) on the PACE Line of Credit.

On July 27, 2018, the Company refinanced this credit facility at the PACE base rate of 7% plus 1.25% per annum, currently 8.25%. Prior to the demand by PACE, the credit facility was payable in monthly blended installments of principal and interest of $6,618 ($8,764 CAD), commencing August 2, 2018, amortized over a twenty-year period and matures on September 2, 2022.

On June 15, 2017, PACE loaned the Company $453,060 ($600,000 CAD) under a variable rate business loan agreement (the "PACE Business Loan Agreement"), for its bid for the purchase of certain assets of Astoria on terms and conditions similar to the abovementioned PACE Line of Credit. As at September 30, 2019, $423,573 ($560,949 CAD) (December 31, 2018-$417,137; $559,081 CAD) remains outstanding under the PACE Business Loan Agreement. During the nine-month period ended September 30, 2019, the Company incurred interest charges of $26,192 ($34,811 CAD) (2018-$26,883; $34,602 CAD) in connection with the PACE Business Loan Agreement.

On July 27, 2018, the Company refinanced this credit facility at the PACE base rate of 7% plus 1.25% per annum, currently 8.25%. Prior to the demand by PACE, the credit facility was payable in monthly blended installments of principal and interest of $3,701 ($4,901 CAD), commencing August 2, 2018, amortized over a twenty-year period and matures on September 2, 2022.

On August 4, 2017, PACE loaned the Company $37,755 ($50,000 CAD) under a variable business loan agreement, to satisfy an outstanding liability on terms and conditions similar to the abovementioned PACE Line of Credit, except that the loan was due February 4, 2019. As at September 30, 2019, $36,840 ($48,788 CAD) (December 31, 2018-$36,344; $49,583 CAD) remains outstanding. During the nine-month period ended September 30 2019, the Company incurred interest charges of $2,539 ($3,375 CAD) (2018-$2,342; $3,015 CAD) on this credit facility.

On July 27, 2018, the Company refinanced this credit facility at the PACE base rate of 7% plus 1.25% per annum, currently 8.25%. Prior to the demand by PACE, the credit facility was payable in monthly blended installments of principal and interest of $322 ($427 CAD), commencing August 4, 2018, amortized over a twenty-year period and matures on September 4, 2022.

On September 13, 2017, PACE loaned the Company $2,812,103 ($3,724,147 CAD) under a corporate term loan (the "PACE Corporate Term Loan"). The funds were used for the purpose of acquiring certain assets of Astoria from the court appointed receiver on September 15, 2017. The PACE Corporate Term Loan bore interest at the PACE base rate of 6.75% plus 1.25% per annum, 8% at the time, payable in monthly blended installments of principal and interest of $57,058 ($75,564 CAD), and matures on September 13, 2022. The PACE Corporate Term Loan is secured by a business loan general security agreement representing a floating charge over the assets and undertakings of the Company, a first priority charge under a registered debenture and a lien registered under the Personal Property Securities Act in the amount of $3,021,138 ($4,000,978 CAD) against the Company's assets, including accounts receivable, inventory and equipment. PACE has also provided the Company with a letter of credit in the favor of the MOECP in the amount of $209,035 ($276,831 CAD) and, as security, has registered a charge of lease over the premises, located at 704 Phillipston Road, Roslin (near Belleville), Ontario, Canada. As at September 30, 2019, and the date of this filing, the MOECC has not drawn on this letter of credit. The letter of credit was renewed to December 31, 2019. The PACE Corporate Term Loan also includes an assignment of existing contracts included under the APA. On June 13, 2018, the unpaid and previously deferred interest on the PACE Corporate Term Loan for the period beginning on March 13, 2018 and ending June 13, 2018, in the amount of $52,361 ($69,343 CAD), was capitalized and included in the principal balance of the PACE Corporate Term Loan. As at September 30, 2019 $2,567,391 ($3,400,068 CAD) (December 31, 2018-$2,528,400; $3,449,387 CAD) remains outstanding under the PACE Corporate Term Loan. During the nine-month period ended September 30, 2019, the Company incurred interest charges of $158,875 ($211,158 CAD) (2018-$163,884; $210,946 CAD) under PACE Corporate Term Loan. The shares pledged as security for the Line of Credit and the other credit facilities also pertain to this corporate term loan.

On July 26, 2018, the Company refinanced the PACE Corporate Term Loan. The first and only blended installment of principal and interest of $22,022 ($29,164 CAD) was due August 1, 2018 at the rate of 8% per annum, and amortized over a twenty-year period. Prior to the demand by PACE, the credit facility the Corporate Term Loan was due on demand, but until a demand is made, is payable in monthly blended installments of principal and interest of $22,435 ($29,711 CAD), commencing August 13, 2018, at the PACE base rate of 7% plus 1.25% per annum, currently 8.25%. The PACE Corporate Term Loan continues to be amortized over a twenty-year period and matures on September 13, 2022.

Refer to notes 12, 13, 14, 15 16 and 17 to the interim condensed consolidated financial statements for details on the advance, long-term debt, obligations under capital lease, convertible promissory notes, mortgage payable and loans payable to related parties, as at September 30, 2019.

CONSOLIDATED RESULTS OF OPERATIONS - FOR THE THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2019 COMPARED TO THE THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2018

	For the three-month periods ended
	September 30,	September 30,
	2019	2018

Revenue	$390,723	$279,394

Cost of Sales
Opening inventory	24,738	115,733
Depreciation	105,990	98,823
Direct wages and benefits	71,347	41,526
Equipment rental, delivery, fuel and
repairs and maintenance	24,053	41,354
Utilities	19,309	22,755
Outside contractors	17,824	(27)
	263,261	320,164
Less: closing inventory	(27,538)	(73,795)
Total cost of sales	235,723	246,369

Gross profit	155,000	33,025

Operating expenses
Management compensation-stock- based
compensation	85,000	332,500
Management compensation-fees	81,800	82,619
Marketing	5,785	-
Professional fees	63,357	246,245
Interest expense	152,952	90,939
Office and administration	62,906	39,182
Rent and occupancy	33,024	54,925
Insurance	17,508	14,172
Filing fees	2,546	1,479
Amortization of financing costs	88,956	-
Directors' compensation	(14,648)	766
Repairs and maintenance	4,219	1,471
Total operating expenses	583,405	864,298

Net loss	$(428,405)	$(831,273)

During the three-month period ended September 30, 2019, the Company generated $390,723 of revenue from its organic composting facility compared to $279,394 in the three-month period ended September 30, 2018. The Company's cost of sales in connection with this revenue totaled $235,723 in the three-month period ended September 30, 2019 compared to $246,369 in the three-month period ended September 30, 2018. These costs consisted of depreciation, direct wages and benefits, equipment rental, delivery, fuel, repairs and maintenance, utilities and outside contractors. The significant increase in revenue in the current period was primarily due to new business. The current period's revenue also includes garbage collection and landfill maintenance revenue of $53,896, resulting from the business acquisition of 1684567, effective May 24, 2019.

The net loss for the three-month period ended September 30, 2019 was $428,405, significantly lower than the net loss of $831,273 in the three-month period ended September 30, 2018, primarily due to the reduction in management compensation relating to stock-based compensation and professional fees offset by increases in interest expense, office and administration and amortization of financing fees.

Operating expenses were reduced by $280,893, from $864,298 in the three-month period ended September 30, 2018 to $583,405 in the three-month period ended September 30, 2019, explained further below.

Management compensation related to stock-based compensation reduced by $247,500, from $332,500 in the three-month period ended September 30, 2018 to $85,000 in the three-month period ended September 30, 2019. The reduction was due to the adjustment to the vesting of the former CEO’s 2019 RSUs, as a result of his ceasing to provide CEO services in September 2019. On September 25, 2019, the former CEO resigned from the Board.

Marketing costs increased by $5,785 during the three-month period ended September 30, 2019, compared to $nil in the three-month period ended September 30, 2018, as no marketing plan was in place in the prior year’s comparable quarter.

Professional fees for the three-month period ended September 30, 2019 in the amount of $63,357, were significantly lower than the professional fees in the three-month period ended September 30, 2018, primarily as a result of the absence of legal services on the Company's claim against a third party represented by BDO.

Interest expense increased by $62,013 from $90,939 in the three-month period ended September 30, 2018 to $152,952 for the three-month period ended September 30, 2019, primarily as a result of the interest expense on the advance in the amount of $6,773, on the convertible promissory notes in the amount of $29,516 and the new mortgage interest of $34,162 on the business acquisition, offset by reductions in interest expense on the various term loans and capital leases.

Office and administration increased by $23,724, from $39,182 in the three-month period ended September 30, 2018 to $62,906 for the three-month period ended September 30, 2019, as a result of an increase in various expenses including laboratory testing, automotive expenses, letter of credit renewal and various other administrative costs.

Rent and occupancy for the three-month period ended September 30, 2019 reduced by $21,901 compared to the three-month period ended September 30, 2018, primarily due to the elimination of any rental costs relating to the Company’s composting premises, as it is now also the landlord.

Insurance increased by $3,336 from $14,172 in the three-month period ended September 30, 2018 to $17,508 in the three-month period ended September 30, 2019, primarily due to an increase in premiums for the Company’s composting operations.

Filing fees for the three-month period ended September 30, 2019 in the amount of $2,546 were comparable to those for the three-month period ended September 30, 2018 in the amount of $1,479.

The amortization of financing costs incurred during the three-month period ended September 30, 2019, resulted from the financing costs incurred on the SPAs in the amount of $68,406 and the amortization of the financing fees in connection with the mortgage payable on the business acquisition of $20,550. The financing costs are being amortized over the terms of the SPAs and the mortgage payable which are both one year in duration. There were no comparable amounts in the prior year's period.

A portion of the directors' compensation for 2019 is based on an accrual of fees for services payable in shares, determined using the trading price at the end of each reporting period. Since the trading price has dropped during the year, the resulting expense is a credit of $15,400 in the three-month period ended September 30, 2019 offset by the directors’ compensation for the audit committee chairman’s fees. The directors’ compensation expense for the audit committee chairman’s fees in the three-month period ended September 30, 2019 totaled $752 compared to $766 in the three-month period ended September 30, 2018.

Repairs and maintenance expenses increased by $2,748 in the three-month period ended September 30, 2019 compared to the three-month period ended September 30, 2018, as a result of additional repairs and maintenance at the Company’s organic composting facility.

CONSOLIDATED RESULTS OF OPERATIONS - FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2019 COMPARED TO THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2018

	For the nine-month periods ended
	September 30,	September 30,
	2019	2018

Revenue	$1,025,695	$639,538

Cost of Sales
Opening inventory	18,550	53,964
Depreciation	302,816	291,134
Direct wages and benefits	180,379	125,634
Equipment rental, delivery, fuel and
repairs and maintenance	228,535	102,552
Utilities	79,535	54,643
Outside contractors	22,526	16,654
	832,341	644,581
Less: closing inventory	(27,538)	(73,795)
Total cost of sales	804,803	570,786

Gross profit	220,892	68,752

Operating expenses
Management compensation-stock- based
compensation	750,000	1,997,500
Management compensation-fees	243,778	256,377
Marketing	252,462	-
Professional fees	270,328	383,287
Interest expense	408,382	267,958
Office and administration	176,850	102,767
Rent and occupancy	92,085	123,842
Insurance	45,518	44,757
Filing fees	31,643	11,518
Amortization of financing costs	154,721	-
Directors' compensation	(1,948)	2,331
Repairs and maintenance	8,973	20,240
Total operating expenses	2,432,792	3,210,577

Net loss	$(2,211,900)	$(3,141,825)

During the nine-month period ended September 30, 2019, the Company generated $1,025,695 of revenue from its organic composting facility compared to $639,538 for the nine-month period ended September 30, 2018. The Company's cost of sales in connection with this revenue totaled $804,803 in the nine-month period ended September 30, 2019 compared to $570,786 for the nine-month period ended September 30, 2018. These costs consisted of depreciation, direct wages and benefits, equipment rental, delivery, fuel, repairs and maintenance, utilities and outside contractors. The significant increase in both the revenue and the cost of sales in the current period was primarily due to new business, including the cost of processing the waste from this new business. The current period's revenue also includes garbage collection and landfill maintenance revenue of $77,048, resulting from the business acquisition of 1684567, effective May 24, 2019.

The net loss for the nine-month period ended September 30, 2019 was $2,211,900, significantly lower than the net loss of $3,141,825 in the nine-month period ended September 30, 2018, explained further below.

Operating expenses were reduced by $777,785, from $3,210,577 in the nine-month period ended September 30, 2018 to $2,432,792 in the nine-month period ended September 30, 2019, explained further below.

Management compensation related to stock-based compensation reduced by $1,247,500, from $1,997,500 in the nine-month period ended September 30, 2018 to $750,000 in the nine-month period ended September 30, 2019. The reduction was due to the adjustment to the vesting of the former CEO’s 2019 RSUs, as a result of his ceasing to provide CEO services in September 2019. On September 25, 2019, the former CEO resigned from the Board. In addition, in the prior year’s period, the Company recorded $1,000,000 as stock-based compensation for the President on the exchange of his 2017 RSUs into common stock of the Company. Further, the reduction in the management compensation in the form of fees is primarily the result of the absence of fees incurred for the position held by the Vice President of Corporate Development, who's services ended on March 31, 2018.

During the nine-month period ended September 30, 2019, the Company incurred marketing fees for its marketing campaign in the amount of $252,462, with no comparable amount in the prior year's period.

Professional fees decreased by $112,959, from $383,287 in the nine-month period ended September 30, 2018 to $270,328 in the nine-month period ended September 30, 2019, primarily due to a decrease in legal services on the Company's claim against a third party represented by BDO, including the costs awarded BDO on the Court's dismissal of the Company's motions and the Company's Canadian counsel's fees offset by the issuance of shares for legal services provided by the Company's legal counsel determined to be valued at $53,000 based on the closing trading price on the day prior to issuance and other legal and property appraisal expenses incurred.

Interest expense increased by $140,424 from $267,958 in the nine-month period ended September 30, 2018 to $408,382 in the nine-month period ended September 30, 2019, primarily as a result of the interest expense on the advance in the amount of $6,773, on the convertible promissory notes in the amount of $96,747 and the interest on the new mortgage of $47,845 on the business acquisition, offset by reductions in interest expense on the various term loans and capital leases.

Office and administration increased by $74,083, from $102,767 in the nine-month period ended September 30, 2018 to $176,850 in the nine-month period ended September 30, 2019, as a result of an increase in various expenses including laboratory testing, automotive expenses, letter of credit renewal and various other administrative costs, offset by a reduction in foreign exchange gains.

Rent and occupancy cost decreased by $31,757 from $123,842 in the nine-month period ended September 30, 2018 to $92,085 in the nine-month period ended September 30, 2019, primarily due to the presentation of the operating lease liability and related interest expense for a portion of the nine-month period ended September 30, 2019 to the date the Company also became the landlord of the organic composting facility, as opposed to rent expense of a similar amount and the absence of the apartment and trailer rentals incurred during the prior year's period.

Insurance expense increased by $761 from $44,757 in the nine-month period ended September 30, 2018 to $45,518 in the nine-month period ended September 30, 2019, primarily due to overall higher premiums and coverages.

Filing fees increased by $20,125, from $11,518 in the nine-month period ended September 30, 2018 compared to $31,643 in the nine-month period ended September 30, 2019, primarily as a result of fees for an investor communications service and various other communications and mailings for the annual general meeting totaling $21,286.

The amortization of financing costs incurred during the nine-month period ended September 30, 2019, resulted from the financing costs incurred on the new SPAs in the amount of $125,978 and the amortization of the financing fees in the amount of $28,743 in connection with the mortgage payable on the business acquisition. The financing costs are being amortized over the terms of the SPAs and the mortgage payable which are one year in duration. There were no comparable amounts in the prior year’s period.

A portion of the directors' compensation for 2019 is based on an accrual of fees for services payable in shares, determined using the trading price at the end of each reporting period. Since the trading price has dropped during the year, the resulting expense is a credit of $4,205 in the nine-month period ended September 30, 2019 offset by the directors’ compensation for the audit committee chairman’s fees. The directors’ compensation expense for the audit committee chairman’s fees in the nine-month period ended September 30, 2019 totaled $2,257 compared to $2,331 in the nine-month period ended September 30, 2018.

Repairs and maintenance expenses were lower by $11,267 in the current nine-month period ended September 30, 2019 compared to the nine-month period ended September 30, 2018, due to lower overall expenses incurred at the Company's organic composting facility and the Toronto office location.

As at September 30, 2019, the Company had a working capital deficit of $7,865,585 (December 31, 2018-$4,830,948), incurred a net loss of $2,211,900 (2018-$483,617) for the nine-month period ended September 30, 2019 and had an accumulated deficit of $10,766,212 (December 31, 2018-$8,554,312) and expects to incur further losses in the development of its business.

On August 28, 2019, Pace Savings & Credit Union Limited (“PACE”) informed the Company via letter that the credit facilities and corporate term loan (the “Debt”) was in default due to the Company’s going concern disclosure in the Company’s consolidated financial statements for the years ended December 31, 2018 and 2017 and as a result of the Company’s failure to respond to an e-mail request from PACE with respect to the Company’s efforts to arrange for a payout. As a result, PACE was not agreeable to continue with the Debt and had requested that the Company’s indebtedness to PACE be paid in full on or before December 31, 2019. PACE requested that their letter be fully executed by September 5, 2019. On September 3, 2019, PACE informed the Company via letter that the interest rates on the Debt be increased effective September 15, 2019, by 0.50%, and each month thereafter by a further 0.50%. On September 5, 2019, management arranged to meet with PACE to discuss their demands and to discuss the Company’s refinancing efforts. Management expressed their concerns over PACE’s actions in describing the details of the default and in increasing the interest rates as per their written communication. Management indicated to PACE that it was agreeable to a partial paydown of the Debt, as management was in discussions with obtaining a first mortgage over the Company’s property which included their organic composting facilities, from a chartered bank. PACE requested management to continue to update PACE on management’s refinancing plans. Management did not fully execute the September 5, 2019 letter from PACE nor any future letters from PACE. The Company “stopped payments” on the September and October instalments on the Debt with PACE. On September 11, 2019, PACE informed the Company that it failed to execute the new terms by September 5, 2019 and that it failed to make the required September payments on two of the three credit facilities that are part of the Debt, which were due on September 2, 2019. PACE also requested payments for the September monthly instalment payment on each of the two credit facilities, not sufficient fund fees and default and administrative fees totaling $1,978 ($2,620 CAD) and the letter of credit fee in the amount of $1,888 ($2,500). The letter of credit fee was paid and the letter of credit was extended to December 31, 2019. PACE also requested that the Company provide cash collateral to PACE for the letter of credit, in the amount of $209,035 ($276,831). PACE requested the consent of management to have PACE appoint a financial advisor to inspect and assess the assets and operations of the Company and requested that the letter be executed and returned to PACE by September 12, 2019. In a letter to PACE, management noted that the company’s financial report due by November 14, 2019, will be provided to PACE subsequent to the filing of the financial report and that no further payments will be made to PACE pending resolution of a paydown schedule to facilitate the principal reduction required by PACE on or before December 31, 2019. In a letter from PACE on September 13, 2019, they agreed to renew the letter of credit to December 31, 2019 but still consider the Debt in default. In a letter from PACE on October 9, 2019, PACE confirmed that the letter of credit was renewed to December 31, 2019 and noted further instalments payments returned stop payment, which were due on September 13, 2019 and October 2 and 4, 2019. PACE reiterated that they did not want to continue to be the Company’s banker and that it did not agree to any partial reduction of the Debt and requested that the Company provide a written repayment plan to have the credit facilities permanently retired. On November 1, 2019, the Company responded to PACE’s demands for the repayment of all Debt by offering to pay two credit facilities totaling $460,413 ($609,738 CAD) on or before December 31, 2019, in return for a forbearance to December 31, 2020 and repayment of the remaining credit facility and corporate term loan no later than December 31, 2020 or upon the completion of the refinancing with the Canadian chartered bank. On November 12, 2019, PACE responded to the Company accepting the repayment of the two noted credit facilities, but, in addition, demanded that all the Debt be made current, that the Company provide written reports to PACE on its refinancing with the Canadian chartered bank on a monthly basis commencing December 15, 2019, that all remaining debt be repaid by June 30, 2020 and that PACE be permitted to appoint a financial advisor to inspect the assets and operations of the Company. In addition, the Company’s letter of credit with PACE is expected to be renewed to June 30, 2020. All terms are subject to credit approval.

As a result of the PACE default, the advance, the obligations under capital lease and the convertible promissory notes are also in default.

Further, on September 25, 2019, the Company’s chief executive officer (the “CEO”), resigned as a member of the Board of Directors (the “Board”) and ceased providing his services as CEO. On November 6, 2019, by resolution of the Board, the president of the Company (the “President”), was appointed CEO.

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

In August 2018, the FASB issued an update, ASU No. 2018-13, “Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurements to ASC Topic 820, Fair Value Movement. ASU No. 2018-13 modifies the disclosure requirements for fair value measurements by removing, modifying, and/or adding certain disclosures. ASU No. 2018-13 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2019. The Company is currently evaluating the impact of adopting ASU No. 2018-13.

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

EQUITY

As at September 30, 2019, the Company had 44,376,716 common shares issued and outstanding. As at the date of this filing, the Company had 47,833,401 common shares issued and outstanding.

STOCK OPTIONS, WARRANTS AND RESTRICTED STOCK UNITS

Effective January 1, 2017, the Company granted the CEO 3,000,000 restricted stock units ("RSU"), under a consulting agreement effective January 1, 2017, determined to be valued at $990,000 based on private placement pricing at the time. On each of February 25, 2018, and April 2, 2019, 1,000,000 RSUs were exchanged into 1,000,000 common stock of the Company. The RSUs for the CEOs remaining installment were expected to vest on January 1, 2020, subject to meeting certain performance objectives, but, have been forfeited by the CEO as he ceased to provide CEO services in September 2019. On May 17, 2018, at a meeting of the Board, approved an amendment to the President's consulting agreement, to include the granting of 3,000,000 RSUs to the President, determined to be valued at $3,000,000, based on private placement pricing at the time, on the same terms and conditions as those granted to the former CEO. Immediately thereafter, 1,000,000 of the President's RSUs were exchanged into1,000,000 common stock of the Company. On January 8, 2019 1,000,000 of the President's RSUs were exchanged into 1,000,000 common stock of the Company. The RSUs for the President's remaining installment are expected to vest on January 1, 2020, subject to meeting certain performance objectives.

The Company has no other stock options, warrants or restricted stock units outstanding as at September 30, 2019 and as of the date of this filing.

RELATED PARTY TRANSACTIONS

The Company transacts with related parties in the normal course of business.

During the three and nine-month periods ended September 30, 2019, the Company incurred $34,083 ($45,000 CAD) and $101,574 ($135,000 CAD) (2018-$34,425; $45,000 CAD and $104,881; $135,000 CAD) respectively, in management fees expense with Travellers International Inc. ("Travellers"), an Ontario company controlled by a director and the President; $34,083 ($45,000CAD) and $101,574 ($135,000 CAD) (2018-$34,425; $45,000 CAD and $104,881; $135,000 CAD) respectively, in management fees expense with Landfill Gas Canada Ltd. ("LFGC"), an Ontario company controlled by a previous director and CEO; $13,634 ($18,000 CAD) and $40,630 ($54,000 CAD) (2018-$13,769; $18,000 CAD and $37,291; $48,000 CAD) respectively, in management fees expense with the Company's chief financial officer (the "CFO"); and $nil ($nil CAD) and $nil ($nil CAD) (2018-$nil; $nil CAD and $9,324; $12,000 CAD) respectively, in management fees expense with the Company's vice-president of corporate development (the "VPCD"). As at September 30, 2019, unpaid remuneration and unpaid expenses in the amount of $72,062 ($95,434 CAD) (December 31, 2018-$48,691; $66,426 CAD) is included in accounts payable and $242,387 ($321,000 CAD) (December 31, 2018-$184,714; $251,997 CAD) is included in accrued liabilities.

On September 25, 2019, the CEO resigned from the Board and ceased providing his services as CEO.

In addition, during the three and nine-month periods ended September 30, 2019, the Company incurred interest expense of $150 ($180 CAD) and $4,631 ($6,155 CAD) (2018-$4,664; $6,049 CAD and $9,482; $12,205 CAD) respectively, on the outstanding loan from Travellers and $364 ($469 CAD) and $3,711 ($4,932 CAD) (2018-$1,751; $2,268 CAD and $3,295; $4,241 CAD) respectively, on the outstanding loans from the directors. As at September 30, 2019, interest of $nil ($nil CAD) (December 31, 2018-$17,882; $24,395 CAD) on these loans is included in accrued liabilities.

During the three and nine-month periods ended September 30, 2019, the Company incurred $23,382 ($30,934 CAD) and $55,678 ($74,001 CAD) (2018-$21,066; $27,426 CAD and $53,565; $68,947 CAD) respectively, in rent paid under a rental agreement to Haute Inc. ("Haute"), an Ontario company controlled by the President.

The Company recorded directors' compensation for its five independent directors for services provided for the three and nine-month periods ended September 30, 2019, including the audit committee chairman's fees, in the amount of ($14,648) and ($1,948) (2018-$766 and $2,331) respectively. As at September 30, 2019, $2,560 ($3,390 CAD) (December 31, 2018-$nil) of outstanding fees to the directors is included in accounts payable and $7,133 (December 31, 2018-$52,000) of outstanding fees to the directors is included in accrued liabilities.

Furthermore, the Company granted the CEO 3,000,000 restricted stock units ("RSU"), under a consulting agreement effective January 1, 2017, determined to be valued at $990,000 based on private placement pricing at the time. On each of February 25, 2018 and April 2, 2019, 1,000,000 RSUs were exchanged into 1,000,000 common stock of the Company. The RSUs for the remaining installment which were expected to vest on January 1, 2020, subject to meeting certain performance objectives, have been forfeited by the CEO on his resignation in September 2019. On May 17, 2018, at a meeting of the board of directors (the "Board"), approved an amendment to the President's consulting agreement, to include the granting of 3,000,000 RSUs to the President, determined to be valued at $3,000,000, based on private placement pricing at the time, on the same terms and conditions as those granted to the CEO. Immediately thereafter, 1,000,000 of the President's RSUs were exchanged into1,000,000 common stock of the Company. On January 8, 2019, 1,000,000 of the President's RSUs were exchanged into 1,000,000 common stock of the Company. Based on private placement pricing at the time, the common stock issued to the President on each exchange of the RSUs, was determined to be valued at $1,000,000. The RSUs for the remaining installment are expected to vest on January 1, 2020, subject to meeting certain performance objectives.

During the three and nine-month periods ended September 30, 2019, the Company incurred $34,083 ($45,000 CAD) and $101,574 ($135,000 CAD) (2018-$34,425; $45,000 CAD and $104,881; $135,000 CAD) respectively, in management fees expense with Travellers International Inc. ("Travellers"), an Ontario company controlled by a director and the President; $34,083 ($45,000CAD) and $101,574 ($135,000 CAD) (2018-$34,083; $45,000 CAD and $104,8813; $135,000 CAD) respectively, in management fees expense with Landfill Gas Canada Ltd. ("LFGC"), an Ontario company controlled by a previous director and CEO; $13,634 ($18,000 CAD) and $40,630 ($54,000 CAD) (2018-$13,769; $18,000 CAD and $37,291; $48,000 CAD) respectively, in management fees expense with the Company's chief financial officer (the "CFO"); and $nil ($nil CAD) and $nil ($nil CAD) (2018-$nil; $nil CAD and $9,324; $12,000 CAD) respectively in management fees expense with the Company's vice-president of corporate development (the "VPCD"). As at September 30, 2019, unpaid remuneration and unpaid expenses in the amount of $72,062 ($95,434 CAD) (December 31, 2018-$48,691; $66,426 CAD) is included in accounts payable and $242,387 ($321,000 CAD) (December 31, 2018-$184,714; $251,997 CAD) is included in accrued liabilities.

On September 25, 2019, the CEO resigned from the Board and ceased providing his services as CEO.

In addition, during the three and nine-month periods ended September 30, 2019, the Company incurred interest expense of $150 ($180 CAD) and $4,631 ($6,155 CAD) (2018-$4,664; $6,049 CAD and $9,482; $12,205 CAD) respectively, on the outstanding loan from Travellers and $364 ($469 CAD) and $3,711 ($4,932 CAD) (2018-$ $1,751; $2,268 CAD and $3,295; $4,241 CAD) respectively on the outstanding loans from the directors. As at September 30, 2019, interest of $nil ($nil CAD) (December 31, 2018-$17,882; $24,395 CAD) on these loans is included in accrued liabilities.

During the three and nine-month periods ended September 30, 2019, the Company incurred $23,382 ($30,934 CAD) and $55,678 ($74,001 CAD) (2018-$21,066; $27,426 CAD and $53,565; $68,947 CAD) respectively in rent paid under a rental agreement to Haute Inc. ("Haute"), an Ontario company controlled by the President.

The Company recorded directors' compensation for its five independent directors for services provided for the three and nine-month periods ended September 30, 2019, including the audit committee chairman's fees, in the amount of ($14,648) and ($1,948) (2018-$766 and $2,331) respectively. As at September 30, 2019, $2,560 ($3,390 CAD) (December 31, 2018-$nil) of outstanding fees to the directors is included in accounts payable and $7,133 (December 31, 2018-$52,000) of outstanding fees to the directors is included in accrued liabilities.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the nine-month period ended September 30, 2019 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

On December 15, 2017, the Company filed a motion record in the Ontario Superior Court of Justice (the "Court") against the Business Development Bank of Canada and Astoria, together in the amount of $453,060 ($600,000 CAD), in connection with the Company's purchase of certain assets from the court appointed receiver for Astoria, BDO, on September 15, 2017. The basis for the claim is for the Company's costs to process biosolids stored onsite that amounted to approximately more than 10 times the amount permitted to be stored by conditions set in the Environmental Compliance Approval for the site. The processing costs are paid when the biosolids are received onsite. Costs to process are incurred over the 12 weeks it takes to incorporate the biosolids into a compost product. The Court ruled against the Company's motion. Subsequently, on June 12, 2018, the Company, upon unanimous approval by the Board, filed an appeal. The motion on the appeal was heard before the Court on September 21, 2018. On November 8, 2018, the Court dismissed the motion and awarded BDO its costs in the amount of $118,954 ($158,099 CAD). The Company appealed the Court's decision and filed an appeal which was heard by a panel of three judges. On April 8, 2019, the Company was informed that the appeal was rejected by the panel of three judges.

On July 9, 2019, the Company's legal representative filed a provincial offense summons against BDO under the Environmental Protection Act of Ontario and the court set a hearing date for December 3, 2019. BDO filed a motion to stay the environmental prosecution and the court set a hearing date for November 4, 2019. On this date, the judge stayed his ruling. On November 13, 2019, the Court dismissed the motion and stayed the private prosecution.

Item 1B. Risk Factors.

As a smaller reporting company, we are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine-month period ended September 30, 2019, the Company issued:

(i)	2,000,000 common shares on the exchange each of the President's and the CEO's 1,000,000 2018 RSUs;

(ii)	5,000 common shares for proceeds received prior to December 31, 2018 of $4,600, net of share issue costs of $400;

(iii)	100,000 common shares for professional services in the amount of $53,000, based on the closing trading price on the day immediately prior to issuance;

(iv)	80,000 common shares to the directors determined to be valued at $39,200 based on the trading price of the stock at the close of the day immediately prior to issuance; and

(v)

1,892,185 common shares to the January Investors and the March Investors for the conversion of a portion of their unsecured convertible promissory notes, including accrued interest, a total of $93,797 at per share conversion prices ranging from $0.0371 to $0.091 per share.

The issuance of the securities set forth in this Part II, Item 2 was made in reliance on the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) for the offer and sale of securities not involving a public offering. The Company’s reliance upon Section 4(a)(2) of the Securities Act in issuing the securities was based upon the following factors: (a) the issuance of the securities were isolated private transactions by us which did not involve a public offering; (b) each transaction had fewer than five recipients; (c) there were no subsequent or contemporaneous public offerings of the securities by the Company; (d) the securities were not broken down into smaller denominations; (e) the negotiations for the issuance of the securities took place directly between the individual entities and the Company; and (f) the recipients of the securities are accredited investors

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Not Applicable.

Item 6. Exhibits.

The following exhibits are filed as part of this quarterly report on Form 10-Q:

Exhibit No.	Description

4.1*	Form of 12% Convertible Promissory Note Issued by the Company (filed as Exhibit 4.1 to the Registrant’s Form 8-K filed with the SEC on February 8, 2019 and incorporated herein by reference).

10.1*	Example of Securities Purchase Agreement entered into in connection with issuance of Convertible Promissory Note (filed as Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on February 8, 2019 and incorporated herein by reference).

31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of Sarbanes-Oxley Act of 2002)

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of Sarbanes-Oxley Act of 2002)

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Label Linkbase Document
101.PRE*	XBRL Taxonomy Presentation Linkbase Document

*	During the three months ended September 30, 2019 and up to the date of this filing, the Company issued substantially similar: 12% Convertible Promissory Note on October 18, 2019.
**	Filed herewith
+	In accordance with SEC Release 33-8238, Exhibit 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUSGLOBAL ENERGY CORP.

November 14, 2019	By:	/s/ Marc Hazout
Marc Hazout
Executive Chairman, President and Chief Executive Officer

November 14, 2019	By:	/s/ Ike Makrimichalos
Ike Makrimichalos
Chief Financial Officer (Principal Financial and Accounting Officer)