Form 10-K
period 2019-12-31
SusGlobal Energy Corp.
filed 2020-04-07
CIK 1652539

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Registrant's telephone number, including area code:
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
Yes [  ] No [X]

The number of shares of Common Stock, $0.0001 par value, of the registrant outstanding as of April 7, 2020 was 60,501,830.

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

Item 1. Business.

OVERVIEW

The following organization chart sets forth our wholly-owned subsidiaries:

General

On February 4, 2019, the Company registered its common stock, having a par value of $.0001 per share, pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and is effective pursuant to General Instruction A.(d).

SusGlobal Energy Corp. ("SusGlobal") was formed by articles of amalgamation on December 3, 2014, in the Province of Ontario, Canada and its executive office is in Toronto, Ontario, Canada, at 200 Davenport Road. Our telephone number is 416-223-8500. Our website address is www.susglobalenergy.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K are all available, free of charge, on our website as soon as practicable after we file the reports with the Securities and Exchange Commission (the "SEC"). SusGlobal Energy Corp., a company in the start-up stages and Commandcredit Corp. ("Commandcredit"), an inactive Canadian public company, amalgamated to continue business under the name of SusGlobal Energy Corp.

On May 23, 2017, SusGlobal Energy Corp. filed an application for authorization to continue in another jurisdiction with the Ministry of Government Services in Ontario and a certificate of corporate domestication and certificate of incorporation with the Secretary of State of the State of Delaware under which it changed its jurisdiction of incorporation from Ontario to the State of Delaware (the "Domestication"). In connection with the Domestication, each of the currently issued and outstanding common shares were automatically converted on a one-for-one basis into common shares compliant with the laws of the state of Delaware (the "Shares"). As a result of the Domestication, pursuant to Section 388 of the General Corporation Law of the State of Delaware (the "DGCL"), SusGlobal Energy Corp. continued its existence under the DGCL as a corporation incorporated in the State of Delaware. The business, assets and liabilities of the Company and its subsidiaries on a consolidated basis, as well as its principal location and fiscal year, were the same immediately after the Domestication as they were immediately prior to the Domestication. SusGlobal Energy Corp. filed a Registration Statement on Form S-4 to register the Shares and this registration statement was declared effective by the Securities and Exchange Commission (the "SEC") on May, 23, 2017.

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

On December 11, 2018, the Company began trading on the OTCQB venture market exchange, under the ticker symbol SNRG.

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

Our Status as an Emerging Growth Company

We are an "emerging growth company," as defined in the Jumpstart Our Business Startups Act of 2012, and the JOBS Act. Certain specified reduced reporting and other regulatory requirements are available to public companies that are emerging growth companies.

These provisions include:

• an exemption from the auditor attestation requirement in the assessment of our internal controls over financial reporting required by Section 404 of the Sarbanes-Oxley Act of 2002;

• an exemption from the adoption of new or revised financial accounting standards until they would apply to private companies;

• an exemption from compliance with any new requirements adopted by the Public Company Accounting Oversight Board, or the PCAOB, requiring mandatory audit firm rotation or a supplement to the auditor's report in which the auditor would be required to provide additional information about our audit and our financial statements; and

• reduced disclosure of our executive compensation arrangements.

We have elected to opt out of the extended transition period for complying with new or revised accounting standards. This election is irrevocable.

We will continue to be an emerging growth company until the earliest of:

• the last day of our fiscal year in which we have total annual gross revenues of $1,070,000,000 (as such amount is indexed for inflation every five years by the SEC to reflect the change in the Consumer Price Index for All Urban Consumers published by the Bureau of Labor Statistics, setting the threshold to the nearest $1,000,000) or more;

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

We are also a "smaller reporting company," as defined under SEC Regulation S-K. As such, we also are exempt from the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and also are subject to less extensive disclosure requirements regarding executive compensation in our periodic reports and proxy statements. We will continue to be deemed a smaller reporting company until (i) our public float exceeds $250 million on the last day of our second fiscal quarter in our prior fiscal year (if our annual revenues exceeded $100 million in such prior fiscal year); or (ii) our public float exceeds $700 million on the last day of our second fiscal quarter in our prior fiscal year (if our annual revenues were less than $100 million in such prior fiscal year).

RECENT BUSINESS DEVELOPMENTS

Business Acquisition

In connection with the Company's business acquisition of 1684567 Ontario Inc. ("1684567"), which closed on May 28, 2019, as noted below, the Company intends to exercise the option to purchase certain additional lands described in the share purchase agreement from the previous owners of 1684567. The option to purchase the additional lands from the previous owner of 1684567, is in the amount of $161,679 ($210,000 CAD). It is anticipated that this transaction will close during Q2 of 2020.

Effective May 24, 2019, the Company purchased all the issued and outstanding shares of 1684567. The transaction closed on May 28, 2019. The purchase consideration consisted of cash from working capital of $209,952 ($282,308 CAD) and cash from a third-party mortgage obtained in the amount of $1,258,273 ($1,691,910 CAD, net of financing fees of $80,387 ($108,090 CAD)). The total purchase price includes the original offer of $1,314,304 ($1,767,250 CAD) and acquisition costs of $153,922 ($206,968 CAD). The mortgage payable has a principal amount of $1,385,820 ($1,800,000 CAD), is repayable interest only on a monthly basis at an annual rate of the higher of the Royal Bank of Canada's prime rate (currently 6.05%) and 10% per annum and is due May 24, 2020. The mortgage payable is secured by the shares held of 1684567, a first mortgage on the land held having a carrying value of $1,425,002, a general assignment of rents, and a fire insurance policy. In addition, on December 19, 2019, the Company received an additional advance of $615,920 ($800,000) from one of the same private lenders and additional private lenders. Financing fees on the additional, advance totaled $40.433 ($48,839 CAD) on the same terms and conditions as the mortgage noted above, except that it is due May 19, 2020.

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

New and Renewed Consulting Contracts

On November 6, 2019, by resolution of the Board, the consulting contracts for the President and the CFO were renewed, each for a one-year period, commencing January 1, 2020. For the President, at the same monthly amount and on the same terms and conditions, as his previous consulting contract, $11,549 ($15,000 CAD), monthly. And, for the CFO, at a monthly amount of $6,159 ($8,000 CAD), an increase of $1,540 ($2,000 CAD) over his previous consulting contract and on the same terms and conditions as his previous consulting contract.

In addition, on November 6, 2019, by resolution of the Board, the President was appointed Chief Executive Officer ("CEO").

Securities Purchase Agreements

As noted below, as at December 31, 2019, the balances owing to PACE Savings & Credit Union Limited (“PACE”) were in default, resulting in the obligations under the securities purchase agreements to be in default. Further, as noted below, on March 31, 2020, PACE and the Company reached an agreement to cure these defaults.

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

The maturity date of the October 2019 Investor note is October 18, 2020. The October 2019 Investor Note bears interest at a rate of twelve percent (12%) per annum (the "October 2019 Interest Rate"), which interest shall be paid by the Company to the October 2019 Investor in Common Stock at any time the October 2019 Investor sends a notice of conversion to the Company. The October 2019 Investor is entitled to, at its option, convert all or any amount of the principal amount and any accrued but unpaid interest of the October 2019 Investor Note into Common Stock, at any time, at a conversion price for each share of Common Stock equal to 65% multiplied by the lowest trading price (as defined in the Note) of the Common Stock as reported on the National Quotations Bureau OTC Marketplace exchange upon which the Company's shares are traded during the twenty (20) consecutive Trading Day period immediately preceding (i) the applicable October 2019 Effective Date; or (ii) the conversion date.

The Company initially reserved 22,153,000 of its authorized and unissued Common Stock (the "October 2019 Reserved Amount"), free from preemptive rights, to provide for the issuance of Common Stock upon the full conversion of the October 2019 Investor Note. Upon full conversion of the October 2019 Investor note, any shares remaining in such reserve shall be cancelled. The Company increases the October 2019 Reserved Amount in accordance with the Company's obligations under the October 2019 Investor note.

As a result of the defaults noted below, the October 2019 Investor Note was also in default, resulting in the interest rate on the October Investor Note increasing from 12% to 24% annually. The October 2019 Investor continues to have the option to convert its October 2019 Investor Note.

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

As a result of the defaults noted below, the July 2019 Investor Note was also in default, resulting in the interest rate on the July 2019 Investor Note increasing from 12% to 24% annually. The July 2019 Investor continues to have the option to convert its July 2019 Investor Note.

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

During the year ended December 31, 2019, the May 2019 Investors converted a total of $15,000 of their May 2019 Note.

As a result of the defaults noted below, the May 2019 Investor Note was also in default, resulting in the interest rate on the May 2019 Investor Note increasing from 12% to 24% annually. The May 2019 Investor continues to have the option to convert its May 2019 Investor Note.

On March 7 and March 8, 2019, the Company entered into two securities purchase agreements (the "March 2019 SPAs") with two investors (the "March 2019 Investors") pursuant to which the Company issued to each March 2019 Investor two 12% unsecured convertible promissory notes comprised of the first notes (the "First Notes") being in the amount of $275,000 each, and the remaining notes in the amount of $275,000 each (the "Back-End Notes," and, together with the First Notes, the "March 2019 Investor Notes") in the aggregate principal amount of $1,100,000, with such principal and the interest thereon convertible into Common Stock at the March 2019 Investors' option. Each First Note contains a $25,000 Original Issue Discount such that the issue price of each First Note was $250,000. The proceeds on the issuance of the First Notes were received from the March 2019 Investors upon the signing of the March 2019 SPAs. The proceeds on the issuance of the Back-End Notes were initially received by the issuance of two offsetting $250,000 secured notes to the Company by the March 2019 Investors (the "Buyer Notes"), provided that prior to conversion of the Back-End Notes, the March 2019 Investors must have paid back the Back-End Notes in cash.

Although the March 2019 SPAs are dated March 7, 2019 and March 8, 2019 (each, a "March 2019 Effective Date"), they became effective upon the receipt in cash of the issue price by the March 2019 Investors. On March 11, 2019, the Company received cash of $456,000, net of transaction-related expenses, for the First Notes from the March 2019 Investors.

On April 24, 2019, the Company received one of the Back-End Notes from the March 2019 Investors with a face value amount of $275,000. The proceeds received by the Company was $228,000, net of $25,000 discount and financing costs.

The maturity dates of the March 2019 Investor Notes were March 7, 2020 and March 8, 2020. The March 2019 Investor Notes bear interest at a rate of twelve percent (12%) per annum (the "March 2019 Interest Rate"), which interest shall be paid by the Company to the March 2019 Investors in Common Stock at any time the March 2019 Investors send a notice of conversion to the Company. The March 2019 Investors are entitled to, at their option, convert all or any amount of the principal face amount and any accrued but unpaid interest of the March 2019 Investor Notes into Common Stock, at any time, at a conversion price for each share of Common Stock equal to 65% multiplied by the lowest trading price (as defined in the Notes) of the Common Stock as reported on the National Quotations Bureau OTC Marketplace exchange upon which the Company's shares are traded during the twenty (20) consecutive Trading Day period immediately preceding (i) the applicable March 2019 Effective Date; or (ii) the conversion date.

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

The Company was not able to repay the principal and interest on the March 2019 Investor Notes by their maturity dates, thus they are now in default and the outstanding balance (principal plus accrued interest) of each of the March 2019 Investor Notes will be increased by 50% and increased by a further $15,000 (together the “Default Amount”). The March 2019 Investors continue to have the option to require the Company to immediately issue, in lieu of the Default Amount, the number of shares of common stock of the Company equal to the Default Amount divided by the conversion price then in effect.

During the year ended December 31, 2019, the March 2019 Investors converted a total of $75,000 of their March 2019 Investor Notes.

On January 28, 2019, the Company entered into securities purchase agreements (the "January 2019 SPAs") with three investors (the "January 2019 Investors") pursuant to which the Company issued to the January 2019 Investors 12% unsecured convertible promissory notes (the "January 2019 Investor Notes") in the aggregate principal amount of $337,500, with such principal and the interest thereon convertible into shares of the Company's common stock (the "Common Stock") at the January 2019 Investors' option. Although the January 2019 SPAs are dated January 28, 2019 (the "January 2019 Effective Date"), they became effective upon the receipt in cash of the issue price by the January 2019 Investors.

The amounts of $102,500, $100,000, and $100,000, totaling $302,500, represented the proceeds to the Company, net of transaction-related expenses, for the January 2019 Investor Notes from the January 2019 Investors and were received in cash from February 1 through February 4, 2019.

The maturity date of each of the January 2019 Investor Notes was January 28, 2020 (the "January 2019 Maturity Dates"). The January 2019 Investor Notes bear interest at a rate of twelve percent (12%) per annum (the "January 2019 Interest Rate"), which interest shall be paid by the Company to the January 2019 Investors in Common Stock at any time the January 2019 Investors send a notice of conversion to the Company. The January 2019 Investors are entitled to, at their option, convert all or any amount of the principal face amount and any accrued but unpaid interest of the January 2019 Investor Notes into Common Stock, at any time, at a conversion price for each share of Common Stock equal to 65% multiplied by the lowest trading price (as defined in the January 2019 Investor Notes) of the Common Stock as reported on the National Quotations Bureau OTC Marketplace exchange upon which the Company's shares are traded during the twenty (20) consecutive Trading Day period immediately preceding (i) the January 2019 Effective Date; or (ii) the conversion date.

The Company has reserved a minimum of eight (8) times the number of its authorized and unissued Common Stock (the "January 2019 Reserved Amounts"), free from preemptive rights, to provide for the issuance of Common Stock upon the full conversion of the January 2019 Investor Notes. Upon full conversion of the January 2019 Notes, any shares remaining in such reserve shall be cancelled. The Company increases the January 2019 Reserved Amount in accordance with the Company's obligations under the January 2019 Notes.

The Company was not able to repay the principal and interest on the January 2019 Investor Notes by their maturity date, thus they are now in default and the outstanding balance (principal plus accrued interest) of each of the January 2019 Investor Notes will be increased by 50% and increased by a further $15,000 (together the “Default Amount”). The January 2019 Investors continue to have the option to require the Company to immediately issue, in lieu of the Default Amount, the number of shares of common stock of the Company equal to the Default Amount divided by the conversion price then in effect.

During the year ended December 31, 2019, the January 2019 Investors converted a total of $158,618 of their January 2019 Investor Notes.

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

For the year ended December 31, 2019, the Company accrued interest of $142,963 (2018-$nil), on the outstanding convertible promissory notes and the convertible promissory note holders converted interest of $15,162 (2018-$nil).

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

Asset Purchase

On September 15, 2017, the Company entered into an asset purchase agreement (the "APA) with Astoria Organic Matters Ltd., and Astoria Organic Matters Canada LP ("Astoria"), pursuant to which the Company purchased certain assets of Astoria from the court appointed receiver of Astoria, BDO Canada Limited (the "Receiver"). The purchase price for the composting buildings, Gore cover system, driveway and paving, office trailer, certain machinery and equipment, computer equipment, computer software and intangible assets (the "Assets") consisted of cash of $3,005,300 ($4,100,000 CAD), funded by PACE Savings and Credit Union Limited ("PACE") and 529,970 restricted common shares of the Company, determined to be valued at $529,970 ($700,000 CAD) based on private placement pricing at the time. In addition, legal costs of $21,442 ($29,253 CAD) in connection with acquiring the Assets are included in the cost of the organic composting facility. In addition, the Company purchased certain accounts receivable which it was required to collect, totaling $127,650 ($174,147 CAD) and a deposit with a local municipality in the amount of $36,650 ($50,000 CAD).

Financing Agreements with PACE

As at December 31, 2019, the line of credit (the “PACE Line of Credit”), the corporate term loan (the “PACE Corporate Term Loan”) and the remaining credit facilities were in default. As noted below, on March 31, 2020, PACE and the Company reached an agreement to cure these defaults.

Effective January 1, 2017, the Company obtained the PACE Line of Credit of up to $4,234,450 ($5,500,000 CAD). On February 2, 2017, the Company received the first and only advance in the amount of $1,208,160 ($1,600,000 CAD) on the PACE Line of Credit. The PACE Line of Credit was due February 2, 2019 and is now one of multiple credit facilities with PACE, as noted below.

The funds advanced on the PACE Line of Credit of $1,231,840 ($1,600,000 CAD) bore interest at the PACE base rate of 6.75% plus 1.25% per annum, at the time 8%, and was payable on a monthly basis, interest only, until refinanced, as noted below. The PACE Line of Credit is secured by a business loan general security agreement, a $1,231,840 ($1,600,000 CAD) personal guarantee from the president of the Company (the "President") and a charge against the Company's office premises lease. Also pledged as security are the shares of the wholly-owned subsidiaries at the time and a pledge of 3,300,000 shares of Common Stock of the Company held by Landfill Gas Canada Ltd. ("LFGC"), an Ontario company controlled by a former director and chief executive officer of the Company (the "Former CEO"), 500,000 shares of Common Stock of the Company held by the chief financial officer (the "CFO") and 2,000,000 shares of Common Stock of the Company held by a director's company, and a limited recourse guarantee by each. The PACE Line of Credit is fully open for prepayment at any time without notice or bonus. A total commitment fee of $83,061 ($110,000 CAD) was paid to PACE. In addition, the agents who assisted in establishing the PACE Line of Credit received 1,620,000 shares of Common Stock of the Company determined to be valued at $469,800, based on private placement pricing at the time and cash of $300,000, on closing, for their services. Other closing costs in connection with the PACE Line of Credit included legal fees of $29,232 ($38,713 CAD). As at December 31, 2019, $772,252 ($1,003,054 CAD) (December 31, 2018-$745,897; $1,017,595 CAD) remains outstanding. During the year ended December 31, 2019, the Company incurred interest charges of $62,658 ($83,134 CAD) (2018-$64,042; $82,945 CAD) on the PACE Line of Credit.

On July 27, 2018, the Company refinanced this credit facility at the PACE base rate of 7% plus 1.25% per annum, currently 8.25%. The credit facility is due on demand, but until a demand is made, is payable in monthly blended installments of principal and interest of $6,747 ($8,764 CAD), commencing August 2, 2018, amortized over a twenty-year period and matures on September 2, 2022.

On March 31, 2020, PACE and the Company reached an agreement requiring the PACE Line of Credit and certain other remaining amounts owing to PACE, to be repaid on or before September 30, 2020. PACE will not demand repayment before this date, unless the Company is in default and PACE will return the shares pledged as security.

On June 15, 2017, PACE loaned the Company $461,940 ($600,000 CAD) under a variable rate business loan agreement (the "PACE Business Loan Agreement"), for its bid for the purchase of certain assets of Astoria on terms and conditions similar to the abovementioned PACE Line of Credit. As at December 31, 2019, $431,875 ($560,949 CAD) (2018-$417,137; $569,081 CAD) remains outstanding under the PACE Business Loan Agreement. During the year ended December 31, 2019, the Company incurred interest charges of $35,041 ($46,492 CAD) (2018-$35,870; $46,458 CAD) in connection with the PACE Business Loan Agreement.

On July 27, 2018, the Company refinanced this credit facility at the PACE base rate of 7% plus 1.25% per annum, currently 8.25%. The credit facility is due on demand, but until a demand is made, is payable in monthly blended installments of principal and interest of $3,773 ($4,901 CAD), commencing August 2, 2018, amortized over a twenty-year period and matures on September 2, 2022.

On March 31, 2020, PACE and the Company reached an agreement requiring this credit facility, the PACE Line of Credit and the PACE Corporate Term Loan be repaid on or before September 30, 2020. PACE will not demand repayment before this date, unless the Company is in default and PACE will return the shares pledged as security.

On August 4, 2017, PACE loaned the Company $38,495 ($50,000 CAD) under a variable business loan agreement, to satisfy an outstanding liability on terms and conditions similar to the abovementioned PACE Line of Credit, except that the loan was due February 4, 2019. As at December 31, 2019, $37,562 ($48,788 CAD) (2018-$36,344; $49,583 CAD) remains outstanding. During the year ended December 31, 2019, the Company incurred interest charges of $3,051 ($4,047 CAD) (2018-$3,126; $4,048 CAD) on this credit facility.

On July 27, 2018, the Company refinanced this credit facility at the PACE base rate of 7% plus 1.25% per annum, currently 8.25%. The credit facility is payable on demand, but until a demand is made, is payable in monthly blended installments of principal and interest of $329 ($427 CAD), commencing August 4, 2018, amortized over a twenty-year period and matures on September 4, 2022.

On March 31, 2020, PACE and the Company reached an agreement requiring this credit facility to be repaid immediately. All remaining balances owing to PACE are required to be repaid on or before September 30, 2020.  PACE will not demand repayment before this date, unless the Company is in default and PACE will return the shares pledged as security.

On September 13, 2017, PACE loaned the Company $2,867,221 ($3,724,147 CAD) under a corporate term loan (the "PACE Corporate Term Loan"). The funds were used for the purpose of acquiring certain assets of Astoria from the court appointed receiver on September 15, 2017. The PACE Corporate Term Loan bore interest at the PACE base rate of 6.75% plus 1.25% per annum, 8% at the time, payable in monthly blended installments of principal and interest of $58,177 ($75,564 CAD), and matures on September 13, 2022. The PACE Corporate Term Loan is secured by a business loan general security agreement representing a floating charge over the assets and undertakings of the Company, a first priority charge under a registered debenture and a lien registered under the Personal Property Securities Act in the amount of $3,080,353 ($4,000,978 CAD) against the Company's assets, including accounts receivable, inventory and equipment. PACE has also provided the Company with a letter of credit in the favor of the Ministry of the Environment and Climate Change ("MOECC") in the amount of $213,132 ($276,831 CAD) and, as security, has registered a charge of lease over the premises, located at 704 Phillipston Road, Roslin, Ontario, Canada. As at December 31, 2018, and the date of this filing, the MOECC has not drawn on this letter of credit. The PACE Corporate Term Loan also includes an assignment of existing contracts included under the APA. On June 13, 2018, the unpaid and previously deferred interest on the PACE Corporate Term Loan for the period beginning on March 13, 2018 and ending June 13, 2018, in the amount of $50,828 ($69,343 CAD), was capitalized and included in the principal balance of the PACE Corporate Term Loan. As at December 31, 2019, $2,617,712 ($3,400,068 CAD) (2018-$2,528,400; $3,449,387 CAD) remains outstanding under the PACE Corporate Term Loan. During the year ended December 31, 2019, the Company incurred interest charges of $212,432 ($281,852 CAD) (2018-$218,514; $283,013 CAD) under PACE Corporate Term Loan. The shares pledged as security for the Line of Credit and the other credit facilities also pertain to this corporate term loan.

On July 26, 2018, the Company refinanced the PACE Corporate Term Loan. The first and only blended installment of principal and interest of $22,453 ($29,164 CAD) was due August 1, 2018 at the rate of 8% per annum, and amortized over a twenty-year period. The PACE Corporate Term Loan is due on demand, but until a demand is made, is payable in monthly blended installments of principal and interest of $22,874 ($29,711 CAD), commencing August 13, 2018, at the PACE base rate of 7% plus 1.25% per annum, currently 8.25%. The PACE Corporate Term Loan continues to be amortized over a twenty-year period and matures on September 13, 2022.

On March 31, 2020, PACE and the Company reached an agreement requiring this PACE Corporate Term Loan to be repaid on or before September 30, 2020. PACE will not demand repayment before this date, unless the Company is in default and PACE will return the shares pledged as security.

The agreement between PACE and the Company will also include the Company providing PACE with sufficient funds, currently held in trust, to bring the PACE Line of Credit, the remaining credit facility and the PACE Corporate Term Loan current. The funds remaining, which are currently held in trust, will satisfy the principal and interest payments on the noted debt through July 2020. In addition, the letter of credit the Company has with PACE in favor of the Ministry of the Environment, Conservation and Parks (the “MOECP”), will be renewed from the current expiry date of June 30, 2020 to September 30, 2020, at the appropriate time. In addition, on April 3, 2020, the shares of the Company, previously pledged as security for the obligations to PACE, were returned to the Company’s Canadian counsel.

Other

On March 25, 2020, Travellers International Inc. ("Travellers"), an Ontario company controlled by the Executive Chairman and President (the "President"), who is also the chief executive officer and a director of the Company, provided a loan to the Company in the amount of $17,480 ($25,000 CAD). The loan bears interest at the rate of 12% per annum, is unsecured and due on demand. Similarly, earlier, on March 9, 2020, Travellers provided a loan to the Company in the amount of $55,155 ($75,000), on the same terms and conditions as the loan on March 25, 2020. The loans were used to settle certain accounts payable outstanding at year-end. There is no written agreement evidencing these loans. The exchange rates used are based on the Bank of Canada closing rates on the respective dates.

On April 11, 2018, three directors each loaned the Company $18,878 ($25,000 CAD) for working capital purposes (the "Director Loans"). The Director Loans bear interest at the rate of 12% per annum, were due on demand and unsecured. There are no written agreements evidencing the Director Loans. During the year ended December 31, 2019 $3,717 ($4,932 CAD) (2018-$5,026; $6,510 CAD) of interest was charged on the Director Loans. As at December 31, 2019, $nil ($nil CAD) (December 31, 2018-$4,772; $6,510 CAD) in interest is included in accrued liabilities. As at December 31, 2019, $nil ($nil CAD) (December 31, 2018-$54,975; $75,000 CAD) remains outstanding. The Director Loans were repaid in full on July 19, 2019 with accrued interest.

On April 3, 2018, a new loan was provided by Travellers , in the amount of $151,020 ($200,000 CAD) (the "Travellers Loan"). A portion of the funds, $114,117 ($151,128 CAD), was used to pay two overdue monthly principal and interest instalments on the Company's PACE Corporate Term Loan. This new loan was due on demand, unsecured and bears interest at the rate of 12% per annum. There is no written agreement evidencing the Travellers Loan. During the year ended December 31, 2019, $4,503 ($5,975 CAD) (2018-$14,094; $18,254 CAD) in interest was charged on the Travellers Loan and other loans repaid to Travellers during the year. As at December 31, 2019, $nil ($nil CAD) (December 31, 2018-$13,110; $17,885 CAD) in interest was included in accrued liabilities. This new Travellers Loan was repaid in full on June 24, 2019, with accrued interest.

On February 16, 2018, the Company finalized a lease agreement for certain equipment for its organic composting facility, which was previously on monthly rental, in the amount of $186,849 ($247,450 CAD) (the "2018 Equipment Lease Agreement"). The 2018 Equipment Lease Agreement is for a period of forty-eight months, with two initial monthly installments of $7,551 ($10,000 CAD) each, plus the applicable harmonized sales taxes, followed by forty-six monthly blended installments of principal and interest of $3,940 ($5,118 CAD), plus the applicable harmonized sales taxes. The Company has the option to purchase the equipment on the forty ninth month for an amount of $19,001 ($24,680 CAD), plus the applicable harmonized sales taxes. The 2018 Equipment Lease Agreement bears interest at the rate of 6.15% annually, compounded monthly, due January 27, 2022. During the year ended December 31, 2019 $7,847 ($10,412 CAD) (2018-$5,403 $6,955 CAD) of interest was charged on the 2018 Equipment Lease Agreement.

On October 30, 2017, the Company finalized a lease agreement for certain equipment for its organic composting facility, which commenced on October 30, 2017, in the amount of $216,449 ($286,650 CAD) (the "October 2017 Equipment Lease Agreement"). The October 2017 Equipment Lease Agreement requires monthly blended installments of principal and interest of $4,496 ($5,840 CAD), plus applicable harmonized sales taxes and a final balloon payment of $22,019 ($28,600 CAD), plus applicable harmonized sales taxes on October 31, 2021. The October 2017 Equipment Lease Agreement bears interest at the rate of 5.982% annually, compounded monthly, due September 30, 2021. During the year ended December 31, 2019, $8,174 ($10,845 CAD) (2018-$8,309; $10,695 CAD) of interest was charged on the October 2017 Equipment Lease Agreement.

On September 21, 2017, the company finalized a lease agreement for the lease of certain equipment for its organic composting facility, in the amount of $12,973 ($17,180 CAD) (the "September 2017 Equipment Lease Agreement"). The September 2017 Equipment Lease Agreement requires monthly blended installments of principal and interest of $976 ($1,268 CAD) at a monthly interest rate of 5.95%, due and fully paid on November 10, 2018. During the year ended December 31, 2019, $nil ($nil CAD) (2018-$316; $406 CAD) of interest was charged under the September 2017 Equipment Lease Agreement.

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

Effective January 1, 2017, new consulting agreements were finalized for the services of the President and the Former CEO (the "Consulting Agreements"). The Consulting Agreements were for a period of three years, commencing January 1, 2017. For each of the President and the Former CEO, the monthly fees were as follows: $3,850 ($5,000 CAD) for 2017 and $11,549 ($15,000 CAD) for 2018 and 2019. In addition, the Former CEO was granted 3,000,000 RSUs on January 1, 2017, determined to be valued at $990,000, based on private placement pricing at the time. On each of February 25, 2018 and April 2, 2019, 1,000,000 RSUs were exchanged into 1,000,000 shares of common stock of the Company. The RSUs of the remaining installment were expected to vest on January 1, 2020, upon meeting certain performance objectives, have been forfeited by the Former CEO on his ceasing to provide his services in September 2019. On May 17, 2018, the President's Consulting Agreement was amended by the Board of Directors' (the "Board"), to add the granting of 3,000,000 RSUs, determined to be valued at $3,000,000 based on private placement pricing at the time on the same terms and conditions as those of the Former CEO. On this date, the President was issued 1,000,000 shares of common stock of the Company in exchange for 1,000,000 RSUs. On each of January 8, 2019 and January 10, 2020, 1,000,000 RSUs were exchanged for 1,000,000 common stock of the Company.

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

On October 21, 2016, the Company hired the services of a contractor to assume the role of vice-president of corporate development ("VPCD"), effective November 1, 2016, for a period of fourteen months, at the rate of $2,932 ($4,000 CAD) per month, plus applicable taxes. In addition, the contractor was offered up to 115,000 shares of Common Stock of the Company, at a price of $0.10 per common share, exercisable within 180 days of the effective date of the contract. On April 30, 2017, the contractor exercised the offer to purchase 115,000 shares of Common Stock of the Company. At the end of the fourteen-month term, the VPCD continued to provide services on a monthly basis for the first three months of 2018.

On November 4, 2016, the Company's BioGrid Project, a project described in the expansion and operation agreement (the "BioGrid Agreement") with the Township of Georgian Bluffs and the Township of Chatsworth (the "Municipalities"), was terminated.

On August 19, 2016, Travellers provided an unsecured loan bearing interest at an annual rate of 12% in the amount of 153,930 ($210,000 CAD) which was required to initiate a letter of credit in the amount of $146,600 ($200,000 CAD). This loan was repaid in full, with accrued interest on April 3, 2018. Fees for the letter of credit included $7,330 ($10,000 CAD) incurred and charged by Travellers and $2,199 ($3,000 CAD) charged by the Company's chartered bank. There was no written agreement evidencing this loan and the loan was approved by the Board of Directors of the Company.

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

On May 14, 2015, the MOECP (formerly, the Ministry of the Environment and Climate Change), announced formal targets to be met to satisfy a commitment necessary to join the Western Climate Initiative (the "WCI") along with Quebec and California, who are in the WCI with Cap and Trade commitments since 2014. The Ontario emission targets are very ambitious, with greenhouse gas ("GHG") emission reductions of 15% by 2020, 37% by 2030 and 80% by 2050, all from a 1990 baseline. Ontario achieved a 6% reduction in GHG emissions from 1990 levels in 2014, mainly by closing all coal-fired power plants. The targets announced will require a focused program to reduce GHG emissions. The Company's activities all contribute to GHG reductions, so we will be a key part of Ontario's initiative. The Company has also contacted counterparties in Quebec and California to explore opportunities for relevant projects. SusGlobal is committed to making all its commercial activities carbon neutral. New Cap and Trade regulations became effective on January 2017. Subsequently, on July 3, 2018, the new premier of the Province of Ontario announced the end of the Cap and Trade program in Ontario.

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

Operations

The Company owns the Environmental Compliance Approvals (the "ECAs") issued by the MOECP from the Province of Ontario, in place to accept up to 70,000 metric tonnes of waste annually from the provinces of Ontario and Quebec and from western New York state, and to operate a waste transfer station with the capacity to process up to 50,000 metric tonnes of waste annually. Once built, the location of the waste transfer station will be alongside the organic composting facility which is currently in operation near Belleville, Ontario, Canada.

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

Organic Composting Facility- As noted above, the Company's organic composting facility, located near Belleville, Ontario Canada, has ECAs in place to accept up to 70,000 metric tonnes of waste annually and is currently in operation. Certain assets of the organic composting facility, including the ECAs for the waste transfer station, were acquired by the Company on September 15, 2017, from the Receiver for Astoria, under the APA. The Company charges tipping fees for the waste accepted at the organic composting facility based on arrangements in place with the customers and the type of waste accepted. Typical waste accepted includes, leaf and yard, biosolids, food, liquid, paper sludge and source separated organics. During the year ended December 31, 2019, tipping fees ranged from $19 ($25 CAD) to $100 ($130 CAD) per metric tonne.

Compost Sales. The Company also sells organic compost (screened and unscreened) to local customers. During the year, the average selling price of the compost per metric tonne was approximately $11 ($15 CAD).

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

Employees

As of December 31, 2019, the Company had eight full-time employees and two independent contractors. Of the eight full time employees, two were employed in management and administrative positions, and the balance in operations. The two independent contractors provide services in management positions. None of our employees are covered by collective bargaining agreements.

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

A letter of credit in favor of the MOECP is supported by our credit facility with PACE. As at December 31, 2019 and the date of filing, the MOECP has not drawn on the letter of credit.

Insurance

We carry a broad range of insurance coverages, including general liability, automobile liability, workers' compensation, real and personal property, directors' and officers' liability, environmental and pollution legal liability and other coverages we believe are customary to the industry. Our exposure to loss for insurance claims is generally limited to the per-incident deductible under the related insurance policy. We do not expect the impact of any known casualty, property, environmental or other contingency to have a material impact on our financial condition, results of operations or cash flows.

Regulation

Our business is subject to extensive and evolving federal, provincial and local environmental, health, safety and transportation laws and regulations. These laws and regulations are administered by the MOECP, Environment Canada, and various other federal, provincial and local environmental, zoning, transportation, land use, health and safety agencies in Canada. Many of these agencies regularly examine our operations to monitor compliance with these laws and regulations and have the power to enforce compliance, obtain injunctions or impose civil or criminal penalties in case of violations.

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

Our operations are affected by the increasing preference for alternatives to landfill disposal. Many regional and local governments in Ontario mandate recycling and waste reduction at the source and prohibit the disposal of certain types of waste, such as yard waste, food waste and electronics at landfills. The number of regional and local governments in Ontario with recycling requirements and disposal bans continues to grow, while the logistics and economics of recycling the items remain challenging. In addition, Ontario has imposed timelines for the ban of organics from landfills in the province in an effort to totally divert these wastes from landfills. This will provide opportunities for the expansion of facilities like ours. This had already occurred in the province of Quebec and in the United States of America (the "USA"), where various states have enacted, or are considering enacting, laws that restrict the disposal within the state of solid waste generated outside the state. While laws that overtly discriminate against out-of-state waste have been found to be unconstitutional, some laws that are less overtly discriminatory have been upheld in court. From time to time, the United States Congress has considered legislation authorizing states to adopt regulations, restrictions, or taxes on the importation of out-of-state or out-of-jurisdiction waste. Additionally, several state and local governments have enacted "flow control" regulations, which attempt to require that all waste generated within the state or local jurisdiction be deposited at specific sites. In 1994, the U.S. Supreme Court ruled that a flow control ordinance that gave preference to a local facility that was privately owned was unconstitutional, but in 2007, the Court ruled that an ordinance directing waste to a facility owned by the local government was constitutional. The United States Congress' adoption of legislation allowing restrictions on interstate transportation of out-of-state or out-of-jurisdiction waste or certain types of flow control, or courts' interpretations of interstate waste and flow control legislation, could adversely affect our solid and hazardous waste management services.

Federal, Provincial and Local Climate Change Initiatives

In light of regulatory and business developments related to concerns about climate change, we have identified a strategic business opportunity to provide our public and private sector customers with sustainable solutions to reduce their GHG emissions. As part of our on-going marketing evaluations, we assess customer demand for and opportunities to develop waste services offering verifiable carbon reductions, such as waste reduction, increased recycling, and conversion of biogas and discarded materials into electricity and fuel. We use carbon life cycle tools in evaluating potential new services and in establishing the value proposition that makes us attractive as an environmental service provider. We are active in support of public policies that encourage development and use of lower carbon energy and waste services that lower users' carbon footprints. We understand the importance of broad stakeholder engagement in these endeavors, and actively seek opportunities for public policy discussion on more sustainable materials management practices. In addition, we work with stakeholders at the federal and provincial level in support of legislation that encourages production and use of renewable, low-carbon fuels and electricity. Despite the U.S. withdrawal from the Paris Climate Accords, we have seen no reduction in customer demand for services aligned with their GHG reduction goals and strategies. Ontario is part of the WCI led by the state of California and, if anything, California has doubled down on their GHG reduction goals. The states of Oregon and Washington are also considering joining the WCI that currently has California, Ontario and Quebec as members.

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

Item 1A. Risk Factors.

In an effort to keep our stockholders and the public informed about our business, we may make "forward-looking statements." Forward-looking statements usually relate to future events and anticipated revenues, earnings, cash flows or other aspects of our operations or operating results. Forward-looking statements are often identified by the words, "will," "may," "should," "continue," "anticipate," "believe," "expect," "plan," "forecast," "project," "estimate," "intend" and words of a similar nature and generally include statements containing:

• projections about accounting and finances;

• plans and objectives for the future;

• projections or estimates about assumptions relating to our performance; or

• our opinions, views or beliefs about the effects of current or future events, circumstances or performance.

You should view these statements with caution. These statements are not guarantees of future performance, circumstances or events. They are based on facts and circumstances known to us as of the date the statements are made. All aspects of our business are subject to uncertainties, risks and other influences, many of which we do not control. Any of these factors, either alone or taken together, could have a material adverse effect on us and could change whether any forward-looking statement ultimately turns out to be true. Additionally, we assume no obligation to update any forward-looking statement as a result of future events, circumstances or developments. The following discussion should be read together with the Consolidated Financial Statements and the notes thereto. Outlined below are some of the risks that we believe could affect our business and financial statements for 2020 and beyond and that could cause actual results to be materially different from those that may be set forth in forward-looking statements made by the Company.

Any investment in our securities involves a high degree of risk, including the risks described below. Our business, financial condition and results of operations could suffer as a result of these risks, and the trading price of our shares could decline, perhaps significantly, and you could lose all or part of your investment. The risks discussed below also include forward-looking statements and our actual results may differ substantially from those discussed in these forward-looking statements. See the section entitled "Information Regarding Forward-Looking Statements."

The COVID-19 Outbreak May Adversely Affect Our Business Operations and Financial Condition

The recent outbreak of the novel coronavirus COVID-19 pandemic has spread across the globe and has been declared a national emergency. Many provinces and municipalities in Canada, have announced aggressive actions to reduce the spread of the disease, including limiting non-essential gatherings of people, ceasing all non-essential travel, ordering certain businesses and government agencies to cease non-essential operations at physical locations and issuing “social or physical distancing” orders, which direct individuals to remain at their places of residence (subject to limited exceptions). The COVID-19 pandemic poses the risk that we or our employees, contractors, customers, government and third party payors and others may be prevented from conducting business activities for an indefinite period of time, including due to spread of the disease within these groups or due to shutdowns that have been and may continue to be requested or mandated by governmental authorities.

The Company has acted on the aggressive emergency measures set in place by the provincial government, keeping in mind, firstly, the immediate health and safety of our employees. Employees in the head office, located in Toronto, Ontario, Canada have been working remotely now for three weeks or alternating their office time, ensuring there is no more than one employee present. Employees at the site in Belleville, Ontario, Canada, have also been following the same procedures. The Company has prohibited face to face meetings and all previously scheduled meetings and those in the foreseeable future have and will be held by teleconference.

The Company is fortunate that its operations have not been forced to close as we’re considered an essential service. In some cases, the receipt of organic waste has increased, the likely impact of the requirement for the public to stay in their residences, unless they themselves are employed in an essential business or service. A broad, sustained outbreak of COVID-19 will negatively impact our results and financial condition for the following reasons: (i) a large percentage of our customers are municipalities and their limited operations have resulted in a delay in the collection of outstanding receivables, impacting our cash flows, including the use of cash (ii) members of the board, management or employee team, some of whom are particularly at-risk for the severe symptoms of COVID-19, or of our small number of other employees, may become ill or have family members who are ill and are absent as a result, or they may elect not to come to work due to the illness affecting others in our office or facility (iii) the outbreak may materially impact our operations for a sustained period of time due to the current travel bans and restrictions, quarantines, social or physical distancing orders and shutdowns.

The occurrence of any of the these noted events and potentially others, could have a material adverse effect on our business, financial condition and results of operations. The COVID-19 outbreak and mitigation measures have had and may continue to have an adverse impact on global economic conditions which could have an adverse effect on our business and financial condition. The extent to which the COVID-19 outbreak impacts our results will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus and the actions to contain its impact.

Risks Related to Our Business and Industry

We may experience claims that our products infringe the intellectual property rights of others, which may cause us to incur unexpected costs or prevent us from selling our products.

We seek to improve our business processes and develop new products and applications. Many of our competitors have a substantial amount of intellectual property that we must continually monitor to avoid infringement. We cannot guarantee that we will not experience claims that our processes and products infringe issued patents (whether present or future) or other intellectual property rights belonging to others. If we are sued for infringement and lose, we could be required to pay substantial damages or be enjoined from using or selling the infringing products or technology. Further, intellectual property litigation is expensive and time-consuming, regardless of the merits of any claim, and could divert our management's attention from operating our business.

Our relationship with our employees could deteriorate, and certain key employees could leave the Company, which could adversely affect our business and our results of operations.

Our business involves complex operations and therefore demands a management team and employee workforce that is knowledgeable and expert in many areas necessary for our operations. We rely on our ability to attract and retain skilled employees, including our specialized research and development and sales and service personnel, to maintain our efficient production. The departure of a significant number of our highly skilled employees or of one or more employees who hold key management positions could have an adverse impact on our operations, including as a result of customers choosing to follow a regional manager to one of our competitors.

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

• conforming the acquired company's standards, processes, procedures and controls with our operations;

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

            On December 11, 2018 our common stock commenced quotation on the OTCQB Market, under the symbol, SNRG. We cannot predict the extent to which investor interest in us will lead to the development of an active trading market or how liquid that market might become. An active public market for our common stock may not develop or be sustained. If an active public market does not develop or is not sustained, it may be difficult for you to sell your shares of common stock at a price that is attractive to you, or at all.

            We have a history of net losses and we expect to incur additional losses.

            In each year since our inception we have incurred losses and have generated only $2,660,897 in revenue. For the year ended December 31, 2019, net losses attributable to common stockholders aggregated $2,856,972 (2018-$3,894,016) and, at December 31, 2019, the Company's accumulated deficit was $11,411,284 (2018-$8,554,312). We expect to incur further losses in the development of our business. We cannot assure you that we can achieve profitable operations in any future period.

            Our independent registered public accounting firm's report contains an explanatory paragraph that expresses substantial doubt as to our ability to continue as a going concern.

            Although our consolidated financial statements have been prepared assuming we will continue as a going concern, our independent registered public accounting firm, in its report accompanying our consolidated financial statements as of and for the years ended December 31, 2019 and 2018, expressed substantial doubt as to our ability to continue as a going concern as of December 31, 2019, as a result of our operating losses since inception, because the Company expects to incur further losses in the development of its business and the demand by our main creditor, PACE, to repay all remaining obligations by September 30, 2019. The inclusion of a going concern explanatory paragraph may make it more difficult for us to secure additional financing or enter into strategic relationships on terms acceptable to us, if at all, and may materially and adversely affect the terms of any financing that we may obtain.

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

Under our bylaws only our Board of Directors or CEO may call a special meeting of shareholders and as such, your ability to participate and take certain corporate actions like amending the Company's certificate of incorporation or electing directors is limited.

We may be exposed to risks relating to evaluations of controls required by Sarbanes-Oxley Act of 2002.

Pursuant to Sarbanes-Oxley Act of 2002, our management will be required to report on, and our independent registered public accounting firm may in the future be required to attest to, the effectiveness of our internal control over financial reporting. Although we prepare our financial statements in accordance with accounting principles generally accepted in the United States of America ("US GAAP"), our internal accounting controls may not meet all standards applicable to companies with publicly traded securities. If we fail to implement any required improvements to our disclosure controls and procedures, we may be obligated to report control deficiencies and our independent registered public accounting firm may not be able to certify the effectiveness of our internal controls over financial reporting. In either case, we could become subject to regulatory sanction or investigation. Further, these outcomes could damage investor confidence in the accuracy and reliability of our financial statements.

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

For as long as we are an "emerging growth company," we will not be required to comply with certain reporting requirements, including those relating to accounting standards and disclosure about our executive compensation, that apply to some other public companies.

As an "emerging growth company" under the JOBS Act, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. We are an emerging growth company until the earliest of:

• the last day of the fiscal year during which we have total annual gross revenues of $1 billion or more;

• the last day of the fiscal year following the fifth anniversary of an offering; the date on which we have, during the previous 3-year period, issued more than $1 billion in non- convertible debt; or

• the date on which we are deemed a "large accelerated filer" as defined under the federal securities laws.

            For so long as we remain an "emerging growth company", we will not be required to:

• have an auditor report on our internal control over financial reporting pursuant to the Sarbanes- Oxley Act of 2002;

• comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor's report providing additional information about the audit and the financial statements (auditor discussion and analysis);

• submit certain executive compensation matters to shareholders advisory votes pursuant to the "say on frequency" and "say on pay" provisions (requiring a non-binding shareholder vote to approve compensation of certain executive officers) and the "say on golden parachute" provisions (requiring a non-binding shareholder vote to approve golden parachute arrangements for certain executive officers in connection with mergers and certain other business combinations) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010; and

• include detailed compensation discussion and analysis in our filings under the Exchange Act and instead may provide a reduced level of disclosure concerning executive compensation.

In addition, the JOBS Act provides that an "emerging growth company" can take advantage of the extended transition period for complying with new or revised accounting standards. The Company has elected to opt out of this extended transition period for complying with new or revised accounting standards. This election is irrevocable.

Information Regarding Forward-Looking Statements

Statements in this Form 10-K may be "forward-looking statements." Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those described above and those risks discussed from time to time in this prospectus, including the risks described under "Risk Factors," and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this prospectus and in other documents which we file with the SEC.

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

Our future financial performance and success are dependent in large part upon our ability to implement our business strategy successfully. Implementation of our strategy will require effective management of our operational, financial and human resources and will place significant demands on those resources. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview for more information on our business strategy.

There are risks involved in pursuing our strategy, including the following:

• Our employees, customers or investors may not embrace and support our strategy.

• We may not be able to hire or retain the personnel necessary to manage our strategy effectively.

• We may be unsuccessful in implementing improvements to operational efficiency and such efforts may not yield the intended result.

• We may not be able to maintain cost savings achieved through restructuring efforts.

• Strategic decisions with respect to our asset portfolio may result in impairments to our assets. See Item 1A. Risk Factors - We may record material charges against our earnings due to impairments to our assets.

• Our ability to make strategic acquisitions depends on our ability to identify desirable acquisition targets, negotiate advantageous transactions despite competition for such opportunities, fund such acquisitions on favorable terms, obtain regulatory approvals and realize the benefits we expect from those transactions.

• Acquisitions, investments and/or new service offerings may not increase our earnings in the timeframe anticipated, or at all, due to difficulties operating in new markets or providing new service offerings, failure of emerging technologies to perform as expected, failure to operate within budget, integration issues, or regulatory issues, among others.

• Integration of acquisitions and/or new services offerings could increase our exposure to the risk of inadvertent noncompliance with applicable laws and regulations.

• Liabilities associated with acquisitions, including ones that may exist only because of past operations of an acquired business, may prove to be more difficult or costly to address than anticipated.

• Execution of our strategy, particularly growth through acquisitions, may cause us to incur substantial additional indebtedness, which may divert capital away from our traditional business operations and other financial plans.

• We continue to seek to divest underperforming and non-strategic assets if we cannot improve their profitability. We may not be able to successfully negotiate the divestiture of underperforming and non-strategic operations, which could result in asset impairments or the continued operation of low-margin businesses.

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

Stringent government regulations at the federal, state, provincial and local level in the U.S. and Canada have a substantial impact on our business, and compliance with such regulations is costly. A large number of complex laws, rules, orders and interpretations govern environmental protection, health, safety, land use, zoning, transportation and related matters. Among other things, governmental regulations and enforcement actions may restrict our operations and adversely affect our financial condition, results of operations and cash flows by imposing conditions such as:

• limitations on constructing a new waste transfer stations, recycling or processing facilities or on expanding existing facilities;

• limitations, regulations or levies on collection and disposal prices, rates and volumes;

• limitations or bans on disposal or transportation of out-of-state waste or certain categories of waste;

• mandates regarding the management of solid waste, including requirements to recycle, divert or otherwise process certain waste, recycling and other streams; or

• limitations or restrictions on the recycling, processing or transformation of waste, recycling and other streams.

We also have a significant financial obligation relating to closure, post-closure and environmental remediation at our existing facility. The obligation is supported by a letter of credit from PACE in favor of the MOECP. Environmental regulatory changes could accelerate or increase such costs, requiring our expenditures to materially exceed our current letter of credit.

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

In the ordinary course of our business, we may in the future, become involved in legal and administrative proceedings relating to land use and environmental laws and regulations. These include proceedings in which:

• agencies of federal, state, provincial or local governments seek to impose liability on us under applicable statutes, sometimes involving civil or criminal penalties for violations, or to revoke or deny renewal of a permit we need; and

• local communities, citizen groups, landowners or governmental agencies oppose the issuance of a permit or approval we need, allege violations of the permits under which we operate or laws or regulations to which we are subject, or seek to impose liability on us for environmental damage.

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

Many non-governmental customers have also suffered serious financial difficulties, including bankruptcy in some cases. Purchasers of our recycling commodities can be particularly vulnerable to financial difficulties in times of commodity price volatility. The inability of our customers to pay us in a timely manner or to pay increased rates, particularly significant accounts, could negatively affect our operating results.

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

We use computers in substantially all aspects of our business operations. We also use mobile devices, social networking and other online activities to connect with our employees and our customers. Such uses give rise to cybersecurity risks, including security breach, espionage, system disruption, theft and inadvertent release of information. Our business involves the storage and transmission of numerous classes of sensitive and/or confidential information and intellectual property, including customers' personal information, private information about employees, and financial and strategic information about the Company and its business partners. Further, as the Company pursues its strategy to grow through potential acquisitions and to pursue new initiatives that improve our operations and cost structure, the Company is also expanding and improving its information technologies, resulting in a larger technological presence and corresponding exposure to cybersecurity risk. If we fail to assess and identify cybersecurity risks associated with acquisitions and new initiatives, we may become increasingly vulnerable to such risks. Additionally, while we have implemented measures to prevent security breaches and cyber incidents, our preventative measures and incident response efforts may not be entirely effective. The theft, destruction, loss, misappropriation, or release of sensitive and/or confidential information or intellectual property, or interference with our information technology systems or the technology systems of third parties on which we rely, could result in business disruption, negative publicity, brand damage, violation of privacy laws, loss of customers, potential litigation and liability and competitive disadvantage.

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

Additionally, as of December 31, 2019, we have $3,859,401 ($5,012,860 CAD) of debt that is exposed to changes in market interest rates within the next 12 months. In addition, as of December 31, 2019, we had a letter of credit outstanding of $213,132 ($276,831 CAD) to the MOECP. If interest rates increase, our interest expense would also increase, increasing our net losses and decreasing our cash flow.

As at December 31, 2019, and the date of this filing, the Company did not have any revolving credit facility to support cash flow requirements. In the event of a default under our any of our credit facilities, term loans, obligations under capital lease, convertible promissory notes, mortgage payable and loans from related parties, we could be required to immediately repay such debt under default, which we may not be able to do. Additionally, any such default may cause a default under many of our other credit agreements and debt instruments. Without waivers from lenders party to those agreements, and/or the availability of other financing, either debt or equity, any such default would have a material adverse effect on our ability to continue to operate.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal executive office is in Toronto, Ontario, Canada. We lease this property from an Ontario company controlled by the President of the Company, who is also a director and CEO. This lease expired on December 31, 2019. The Company is currently on a month-to-month lease. We also lease the land on which our organic composting facility is situated, near Belleville, Ontario, Canada. This lease expires on March 31, 2034 and has several renewal options of five years each. This property is now owned by one of the Company's wholly-owned subsidiaries, and the Company does not expend funds to satisfy this lease, as the Company is now both the landlord and the tenant.

We believe that our operating property, vehicle and equipment are adequately maintained and sufficient for our current operations. However, we expect to continue to make investments in additional property and equipment for expansion, for replacement of assets and to support our strategy of continuous improvement through efficiency and innovation. For more information, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations included within this report.

Item 3. Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. We are not currently aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition, or operating results.

On December 15, 2017, the Company filed a motion record in the Ontario Superior Court of Justice (the "Court") against the Business Development Bank of Canada and Astoria, together in the amount of $461,940 ($600,000 CAD), in connection with the Company's purchase of certain assets from the court appointed receiver for Astoria, BDO, on September 15, 2017. The basis for the claim is for the Company's costs to process biosolids stored onsite that amounted to approximately more than 10 times the amount permitted to be stored by conditions set in the Environmental Compliance Approval for the site. The processing costs are paid when the biosolids are received onsite. Costs to process are incurred over the 12 weeks it takes to incorporate the biosolids into a compost product. The Court ruled against the Company's motion. Subsequently, on June 12, 2018, the Company, upon unanimous approval by the Board, filed an appeal. The motion on the appeal was heard before the Court on September 21, 2018. On November 8, 2018, the Court dismissed the motion and awarded BDO its costs in the amount of $119,159 ($158,099 CAD). The Company appealed the Court's decision and filed an appeal which was heard by a panel of three judges. On April 8, 2019, the Company was informed that the appeal was rejected by the panel of three judges. During the year ended December 31, 2019, the Company was garnished by BDO's counsel and paid the costs awarded by the Court and other costs and related interest charges in full, totaling $150,623 ($199,845 CAD).

On March 23, 2020, the Company and BDO signed a settlement and mutual release agreement, with respect to the purchase of certain assets of Astoria through the court appointed receiver, BDO, on September 15, 2017. In exchange, BDO will credit the Company for certain charges levied by the City of Belleville, Ontario, Canada, totaling $15,082 ($19,589 CAD) and, will release the 529,970 shares of common stock issued to BDO in connection with the above noted purchase, for a net cash settlement of $7,699 ($10,000 CAD).

Item 4. Mine Safety Disclosures.

The Company has no reporting to provide relative to information concerning mine safety and other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity

Market Price of Common Stock

Our common stock is quoted on the OTCQB marketplace run by OTC Markets Group, Inc. under the symbol "SNRG". As of the date of this filing, the number of stockholders of record was seventy-four (74). This does not include persons whose stock is in nominee or "street name" accounts through brokers.

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

There were no declared dividends in 2019 and since incorporation. Future decisions to pay cash dividends are at the discretion of our Board of Directors. It is our intention to retain any future profits for use in the development and expansion of our business and for general corporate purposes.

Unregistered Sales of Equity Securities and Use of Proceeds.

During the year ended December 31, 2019, the Company issued a total of 11,484,973 shares of Common Stock for non-cash proceeds, as follows:

• 5,000 common shares for proceeds previously received.

• 2,000,000 common shares on the vesting of the 2018 stock awards.

• 100,000 common shares for professional services.

• 90,000 common shares issued to directors and employees for services provided.

• 9,289,973 common shares issued on the conversion of debt to equity.

The securities above were offered and sold pursuant to an exemption from the registration requirements under Section 4(a)(2) of the Securities Act since, among other things, the transactions did not involve a public offering.

Item 6. Selected Financial Data.

	2019(a)	2018(a)	2017

Statement of Operations Data:
Operating revenues	$1,384,193	$1,000,106	$273,376
Other income	-	-	110,110
Consolidated net loss	2,895,185	3,894,016	2,212,481
Consolidated comprehensive loss	3,024,150	3,826,750	2,318,829
Basic and diluted loss per common share	0.07	0.10	0.06
Balance Sheet Data:
Working capital deficit	$8,203,742	$4,830,948	$2,238,911
Total assets	5,707,343	3,719,907	4,440,611
Long-term debt and other debt including current portion	7,421,030	4,218,061	1,737,525
Total stockholders' deficiency	3,204,018	1,542,248	720,338

(a)	For more information see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This section includes a discussion of our results of operations for the years ended December 31, 2019 and 2018. This discussion may contain forward-looking statements that anticipate results based on management's plans that are subject to uncertainty. We discuss in more detail various factors that could cause actual results to differ materially from expectations in Item 1A. Risk Factors. The following discussion should be read considering those disclosures and together with the Consolidated Financial Statements and the notes thereto.

Overview

Our Company's goals are targeted at serving our customers, our employees, the environment, the communities in which we work and our stockholders. Increasingly, customers want more of their waste materials recovered, while waste streams are becoming more complex, and our aim is to address the current needs, while anticipating the expanding and evolving needs of our customers.

CONSOLIDATED RESULTS OF OPERATIONS - FOR THE YEAR ENDED DECEMBER 31, 2019 COMPARED TO THE YEAR ENDED DECEMBER 31, 2018

	2019	2018
Revenue	$1,384,193	$1,000,106

Cost of sales	1,153,340	868,594
Gross profit	230,853	131,512
Operating expenses
Management compensation-stock-based compensation	1,000,000	2,330,000
Management compensation-fees	291,682	338,180
Professional fees	308,580	474,457
Marketing	253,915	-
Interest expenses	587,219	360,209
Office and administration	211,442	182,140
Rent and occupancy	114,259	146,141
Insurance	67,366	55,571
Directors' compensation	(4,692)	75,088
Filing fees	38,318	31,717
Amortization of financing costs	248,305	-
Repairs and maintenance	9,644	32,025
Total operating expenses	3,126,038	4,025,528

Net loss	$(2,895,185)	$(3,894,016)

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

During the year, the Company generated $1,384,193 of revenue from its organic composting facility and the garbage collection and landfill management services, an increase of $384,087 over the prior year.  The majority of the revenue from the organic composting facility relates to revenue from tipping fees charged for organic and other waste accepted at the facility and a lesser portion relating to the sale of organic compost processed at the facility. The Company also earned revenue from its new garbage collection and landfill management services of $137,247, which it acquired effective May 24, 2019 on the purchase of 1684567.

In the operation of the organic composting facility, the Company processes the organic and other waste received and produces the end product, organic compost. The cost of producing the organic compost totaled $1,153,340 for the current year ended December 31, 2019 compared to $868,594 in the prior year ended December 31, 2018. The costs include equipment rental, deliver, fuel, repairs and maintenance, direct wages and benefits, depreciation, utilities and outside contractors. In addition, the Company determined the inventory on hand at the end of the year for its screened organic compost to be $5,389.  The additional costs were directly related to the increased revenue and improvements in the processing of the waste materials significantly improved the gross profit.

Operating expenses decreased by $899,490 from $4,025,528 for the year ended December 31, 2018 to $3,126,038 for the year ended December 31, 2019. The decrease was primarily the result of lower management compensation offset by an increase in various expenses, noted below.

During the year, the Company incurred management compensation expense in the form of share-based compensation of $1,000,000 compared to $2,330,000 in the prior year ended December 31, 2018, related to the vesting of the RSUs for the President in 2019 and the President and Former CEO in 2018. The management compensation in the form of fees was $291,682 for the year ended December 31, 2019 compared to $338,180 for the prior year ended December 31, 2018, primarily due to the absence of fees for the Former CEO after his resignation on September 25, 2019 and the absence of fees to the VPCD whose services ended on March 31, 2018.

Professional fees decreased by $165,877, from $474,457 in the prior year to $308,580 in the current year. Professional fees include audit and accounting fees, legal fees and consulting fees. Audit and accounting fees, including the preparation of corporate income tax returns for the US and Canada increased by approximately $27,000, due to the increased services provided. Legal fees relating to the Company's organic composting facility decreased by approximately $299,300, primarily due to the absence of additional legal fees in connection with the motion the Company launched against a third party represented by BDO Canada Limited (“BDO”).  Legal fees for other corporate matters increased by approximately $82,200 which included 100,000 common shares issued to the Company's US counsel valued at $53,000 based on the stock's trading price on the day immediately before issuance. Consulting fees increased by approximately $24,200 and included appraisal fees for the Company's composting facility and surrounding property in the amount of $11,500, consulting on power upgrades in the amount of $2,260 and financing services in the amount of $11,440.

During the year, the Company incurred interest expense of $587,219, an increase of $227,010 over the prior year amount of $360,209. The current year's interest includes interest on the PACE credit facilities and corporate term loan of $313,182, comparable to the prior year's amount of $321,552. Interest on the obligations under capital leases was $16,021 in the current year versus $19,537 in the prior year. In addition, the Company incurred interest expense on the convertible promissory notes in the amount of $142,963, the mortgage payable of $83,662 and the advance in the amount of $11,636, all three, new for the current year. Further, the Company incurred interest expense of $8,220 on the loans from the directors and Travellers, before being repaid in full during the year, compared to interest expense of $19,120 in the prior year. The balance of $11,535, is related to miscellaneous interest charges on outstanding accounts payable.

Rent and occupancy decreased by $31,882, from $146,141 in the year ended December 31, 2018 to $114,259 for the year ended December 31, 2019, primarily due to the Company's acquisition of 1684567, effective May 24, 2019, the Company is now both the tenant and the landlord of its organic composting facility. And, there is, since May 24, 2019, no further outlay of monthly rental payments for the organic composting facility. In addition, BDO agreed to reimburse the Company $14,764 ($19,589 CAD) for the cost of the annual road maintenance provision issued by the City of Belleville for the organic composting facility.

Insurance expense increased by $11,795, from $55,571 in the year ended December 31, 2018 to $67,366 in the year ended December 31, 2019, primarily due to increases in premiums. and the new insurance for the operation of the garbage collection and landfill management operation.

Office and administration expenses increased by $29,302, from $182,140 in the year ended December 31, 2018 to $211,442 for the year ended December 31, 2019. The increased expenses are approximately as noted: depreciation-$6,400; donations-$ 7,500, product development-$3,800, mortgage administration fees-$2,400, website and internet costs-$3,300; federal tax filing penalties-$30,000; offset by a reduction in foreign exchange losses and various other office expenses and supplies-$24,100.

Filing fees increased by $6,601, from $31,717 in the year ended December 31, 2018 to $38,318 for the year ended December 31, 2019, primarily due to the fees in connection with the application and annual charges for the Company's annual listing on the OTCQB exchange.

During the year ended December 31, 2019, the Company recorded amortization of financing costs for the convertible promissory notes in the amount of $196.072 and for the mortgage payable in the amount of $52,233, totaling $248,305.

Repairs and maintenance decreased by $22,381, from $32,025 in the year ended December 31, 2018 to $9,644 for the year ended December 31, 2019, as a result of not having incurred similar expenses in the current year.

Directors' compensation decreased by $79,780, from $75,088 in the year ended December 31, 2018 to ($4,692) in the year ended December 31, 2019. The directors earn fees of 20,000 common shares annually, the expense for which is accrued quarterly based on the closing trading price at the end of each quarter. The common shares are issued subsequent to the year-end.  As a result of the lower trading price at the end of each reporting period, the directors' compensation recorded resulted in a credit balance. The directors' compensation also included fees charged by the audit committee chair, in the amount of $3,015 ($4,000 CAD).

Critical Accounting Estimates and Assumptions

Use of estimates

The preparation of the Company's consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based on management's best knowledge of current events and actions the Company may undertake in the future. The Company regularly evaluates estimates and assumptions. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. Areas involving significant estimates and assumptions include: the allowance for doubtful accounts, inventory valuation, useful lives of long-lived assets and intangible assets, impairment of long-lived assets and intangible assets, valuation of asset acquisition, deferred income tax assets and related valuation allowance, accruals, environmental remediation costs, stock-based compensation and going concern. Actual results could differ from these estimates. These estimates are reviewed periodically and as adjustments become necessary, they are reported in earnings in the period in which they become available.

Stock-based compensation

The Company records compensation costs related to stock-based awards in accordance with ASC 718, Compensation-Stock Compensation, whereby the Company measures stock-based compensation cost at the grant date based on the estimated fair value of the award. Compensation cost is recognized on a straight-line basis over the requisite service period of the award. The Company utilizes the Black-Scholes option-pricing model to estimate the fair value of stock options granted, which requires the input of highly subjective assumptions including: the expected option life, the risk-free rate, the dividend yield, the volatility of the Company's stock price and an assumption for employee forfeitures. The risk-free rate is based on the U.S. Treasury bill rate at the date of the grant with maturity dates approximately equal to the expected term of the option. The Company has not historically issued any dividends and does not expect to in the near future. Changes in any of these subjective input assumptions can materially affect the fair value estimates and the resulting stock-based compensation recognized.

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

Liquidity and Capital Resources

As of December 31, 2019, the Company had a cash balance of $7,926 (2017-$42,711) and current liabilities in the amount of $8,911,361 (2018-$11,409,030). As at December 31, 2019, the Company had a working capital deficit of $8,203,742 (2018-$4,830,948). The Company also has restricted cash which is held in trust in the amount of $467,798 (2018-$nil). The Company does not currently have sufficient funds to satisfy the current debt obligations. Should the Company's creditors seek or demand payment, the Company does not have the resources to pay or satisfy any such claims currently. PACE has demanded the repayment of certain remaining borrowings (including the Line of Credit and the PACE Corporate Term Loan on or before September 30, 2020. The Company has been in discussions with a Canadian chartered bank for new financing, which would also be used to repay PACE.

The Company's total assets at December 31, 2019 were $5,707,343 (2018-$3,719,907) and total current liabilities were $8,911,361 (2018-$5,054,556). Significant losses from operations have been incurred since inception and there is an accumulated deficit of $11,449,497 as of December 31, 2019 (2018-$8,554,312). Continuation as a going concern is dependent upon generating significant new revenue, generating external capital and securing new debt to repay PACE and to achieve profitable operations while maintaining current fixed expense levels.

To pay current debt obligations and to fund any future operations, the Company requires significant new funds, which the Company may not be able to obtain. In addition to the funds required to liquidate the $8,911,361 in current liabilities, the Company estimates that approximately $3,000,000 must be raised to fund capital requirements and general corporate expenses for the next 12 months.

In the normal course of business, we are exposed to market risks, including changes in interest rates, certain commodity prices and Canadian currency rates. The Company does not use derivatives to manage these risks.

Interest Rate Exposure - Interest rate risk is the risk borne by an interest-bearing asset or liability as a result of fluctuations in interest rates. Financial assets and financial liabilities with variable interest rates expose the Company to cash flow interest rate risk.

Our exposure to market risk for changes in interest rates relates primarily to our financing activities. We have $7,199,706 ($9,351,482 CAD) of debt that is exposed to changes in market interest rates within the next 12 months. We currently estimate that a 100-basis point increase in the interest rates of our outstanding variable-rate debt obligations would increase our 2020 interest expense by approximately $72,000.

Our remaining outstanding debt obligations have fixed interest rates through the scheduled maturity of the debt. The fair value of our fixed-rate debt obligations would not be expected to increase or decrease significantly if market interest rates change.

Credit Risk Exposure - is the risk of loss associated with a counterparty’s inability to perform its payment obligations. As at December 31, 2019, the Company’s credit risk is primarily attributable to cash and cash equivalents and trade receivables.  As at December 31, 2019, the Company’s cash and cash equivalents were held with reputable Canadian chartered banks and a credit union.

Commodity Price Exposure - In the normal course of our business, we are subject to operating agreements that expose us to market risks arising from changes in the prices for commodities such as diesel fuel, propane, and electricity. We attempt to manage these risks through operational strategies that focus on capturing our costs in the prices we charge our customers for the services provided. Accordingly, as the market prices for these commodities increase or decrease, our revenues may also increase or decrease.

Currency Rate Exposure - Our operations are currently in Ontario, Canada. Where significant, we have quantified and described the impact of foreign currency translation on components of income, including operating revenue and operating expenses. However, the impact of foreign currency has not materially affected our results of operations.

            Summary of Cash and Debt Obligations

The following is a summary of our cash and cash equivalents and debt balances as of December 31:

	2019	2018
Cash and cash equivalents	$7,926	$42,711
Debt:
Current portion	$7,421,030	$4,010,462
Long-term portion	-	207,599
Total debt	$7,421,030	$4,218,061

We use long-term borrowings in addition to the cash we are able to generate from operations as part of our overall financial strategy to support and grow our business. The components of our borrowings as of December 31, 2019 are described in notes 13, 14, 15, 16, 17 and 18 to the Consolidated Financial Statements.

Changes in our outstanding debt balances from December 31, 2018 to December 31, 2019 were primarily attributable to (i) increase in net debt borrowings of $2,955,731 and (ii) the impacts of other non-cash changes in our debt balances due to foreign currency translation.

Refer to Security Purchase Agreements, Financing Agreements with PACE and Other financing noted above for details.

Summary of Cash Flow Activity

The following is a summary of our cash flows for the years ended December 31:

	2019	2018
Net cash used in operating activities (a)	$(769,664)	$(631,979)
Net cash used in investing activities (b)	$(1,692,764)	$(1,543)
Net cash provided by financing activities (c)	$2,955,731)	$594,058

(a)	Net Cash Used in Operating Activities - The most significant items affecting the comparison of our operating cash flows in 2019 as compared with 2018 are summarized below:

.

Decrease in Net Loss - Our loss from operations, excluding depreciation and amortization, decreased by $1,272,999 in 2019, principally driven by lower management compensation, professional fees, rent and occupancy, repairs and maintenance and directors' compensation offset by higher marketing costs and office and administration.

•	Changes in Assets and Liabilities -Our net cash used in operating activities was impacted by changes in assets and liabilities.

(b)

Net Cash Used in Investing Activities - The Company acquired a business during the year resulting in the use of $1,468,227 in cash. And, purchased long-lived assets in the amount of $212,871, an increase of $211,328 from 2018 and intangible assets for cash of $11,666.

(c)	Net Cash Provided by Financing Activities - The most significant items affecting the comparison of our financing cash flows for the periods presented are summarized below:

•

Debt Borrowings (Repayments) - In the current year, the Company incurred new debt borrowings of $3,330,066 and used cash of $374,335 to repay a portion of these new borrowing and those from prior years.

Refer to Notes 13, 14, 15, 16, 17 and 18 to the Consolidated Financial Statements for additional information related to our various borrowings.

Summary of Contractual Obligations and Commitments

            The following table summarizes our contractual obligations as of December 31, 2019 and the anticipated effect of these obligations on our liquidity in future years:

	2020	2021	2022	2023	2024	Thereafter	Total
Contractual Obligations:

Long-term debt, obligations under capital lease and other debt(a)	$7,293,481	$104,821	$22,728	$-	$-	$-	$7,421,030

Consulting agreements (b)	212,496	-	-	-	-	-	212,496

Premises lease-Toronto office (b)	55,428	-	-	-	-	-	55,428
Road maintenance obligation (c)	7,699	7,699	7,699	7,699	7,699	7,699	46,194
Anticipated liquidity impact as of December 31, 2019	$7,569,104	$112,520	$30,427	$7,699	$7,699	$7,699	$7,735,148

(a)	These amounts represent the scheduled principal payments related to the Company's long-term debt, obligations under capital lease, excluding interest and other debt.

Refer to notes 13, 14, 15, 16, 17 and 18 to the Consolidated Financial Statements for additional information on our long-term debt, obligations under capital lease, convertible promissory notes, mortgage payable, loans payable to related parties and advance.

(b)

The Toronto office premises lease is on a month-to-month basis. The amount for the full twelve months in 2020 is noted. Refer to Note 21 to the Consolidated Financial Statements for additional information on our commitments.

(c)	The road maintenance obligation is invoiced annually by the City of Belleville, Ontario, Canada in the amount of $7,699 ($10,000) and expires September 30, 2025.

Off-Balance Sheet Arrangements

            We have no off-balance sheet arrangements.

Going Concern

The consolidated financial statements have been prepared in accordance with US GAAP, which assumes that the Company will be able to meet its obligations and continue its operations for the next twelve months.

As at December 31, 2019, the Company had a working capital deficit of $8,203,742 (2018-$4,830,948), incurred a net loss of $2,895,185 (2018-$3,894,016) for the year and had an accumulated deficit of $11,449,497 (December 31, 2018-$8,554,312) and expects to incur further losses in the development of its business.

On August 28, 2019, PACE informed the Company via letter that the credit facilities and corporate term loan (the "Debt") was in default due to the Company's going concern disclosure in the Company's consolidated financial statements for the years ended December 31, 2018 and 2017 and as a result of the Company's failure to respond to an e-mail request from PACE with respect to the Company's efforts to arrange for a payout. As a result, PACE was not agreeable to continue with the Debt and had requested that the Company's indebtedness to PACE be paid in full on or before December 31, 2019. After numerous discussions between the parties and their legal representatives, PACE agreed to revise their request for the final payout date. After careful consideration, on March 31, 2020, PACE and the Company reached an agreement on the timing for the repayment of certain amounts owing to PACE to on or before September 30, 2020.

As a result of the PACE default, the advance is also in default (refer to advance, note 13), the obligations under capital lease are also in default (refer to obligations under capital lease, note 15) and the convertible promissory notes are also in default (refer to convertible promissory notes, note 16).

Beginning in March 2020 the Governments of Canada and Ontario, as well as foreign governments instituted emergency measures as a result of the novel strain of coronavirus (“COVID-19). The virus has had a major impact on Canadian and international securities and currency markets and consumer activity which may impact the Company's financial position, its results of operations and its cash flows significantly.  As these are subsequent events, these financial statements do not reflect such impact. The situation is constantly evolving, however, so the extent to which the COVID-19 outbreak will impact businesses and the economy is highly uncertain and cannot be predicted. Accordingly, the Company cannot predict the extent to which its financial position, results of operations and cash flows will be affected.

These factors cast substantial doubt as to the Company's ability to continue as a going concern, which is dependent upon its ability to obtain the necessary financing to further the development of its business, satisfy its obligations to PACE its other creditors and upon achieving profitable operations. There is no assurance of funding being available or available on acceptable terms. Realization values may be substantially different from carrying values as shown.

The consolidated financial statements disclosed below, do not include any adjustments to reflect the future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result if the Company was unable to continue as a going concern. Such adjustments could be material. Such adjustments could be material.

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

In August 2018, the FASB issued an update, ASU No. 2018-13, "Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurements to ASC Topic 820, Fair Value Movement. ASU No. 2018-13 modifies the disclosure requirements for fair value measurements by removing, modifying, and/or adding certain disclosures. ASU No. 2018-13 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2019. The adoption of this standard is not expected to have a significant impact on the Company's consolidated financial statements after implementation.

In January 2017, the FASB issued ASU No. 2017-04, "Intangibles-Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment". The new standard simplifies the accounting for goodwill impairments by eliminating step 2 from the goodwill quantitative impairment test. Instead, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is to be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. The standard is to be effective for interim and annual periods beginning after December 15, 2019 and early adoption is permitted. The adoption of this standard is not expected to have a significant impact on the Company's consolidated financial statements after implementation.

Recently Adopted Accounting Pronouncements

During the year ended December 31, 2019, the Company adopted the following significant accounting policies:

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

Adoption of the new standard resulted in $217,755 ($297,074 CAD) of additional right-of-use lease asset and lease liability as of January 1, 2019. The new standard did not have a significant impact on the consolidated statements of operations and comprehensive loss. Refer to note 11, operating lease right-of-use asset and operating lease liability, in the consolidated financial statements for additional information.

In June 2018, the Financial Accounting Standards Board (the “FASB”), issued an accounting pronouncement (FASB ASU 2018-07) to expand the scope of ASC Topic 718, Compensation-Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. The pronouncement is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Company adopted this pronouncement and such adoption did not have a significant impact on the consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 8. Financial Statements and Supplementary Data.

SUSGLOBAL ENERGY CORP.
CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019 and 2018

(Expressed in United States Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of SusGlobal Energy Corp.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SusGlobal Energy Corp. (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations and comprehensive loss, stockholders’ deficiency, and cash flows for each of the two years in the period ended December 31, 2019 and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2019 and 2018 and the consolidated results of its operations and its cash flows for the years ended December 31, 2019 and 2018, in conformity with accounting principles generally accepted in the United States of America.

The Company's Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has experienced operating losses since inception and expects to incur further losses in the development of its business. These conditions, along with other matters as set forth in Note 2, raise substantial doubt about Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

SF Partnership, LLP

We have served as the Company’s auditors since 2014.

Toronto, Canada

April 7, 2020

SusGlobal Energy Corp.
Consolidated Balance Sheets
As at December 31, 2019 and 2018
(Expressed in United States Dollars)

	2019	2018

ASSETS
Current Assets
Cash and cash equivalents	$7,926	$42,711
Restricted cash-funds held in trust (note 8)	467,798	-
Trade receivables	121,276	129,981
Government remittances receivable	38,578	9,194
Other receivables	20,624	-
Inventory	5,389	18,550
Prepaid expenses and deposits	46,028	23,172
Total Current Assets	707,619	223,608

Intangible Assets (note 9)	237,271	135,189

Long-lived Assets, net (note 10)	4,762,453	3,361,110
Total Assets	$5,707,343	$3,719,907
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
Accounts payable (note 12)	$958,313	$353,728
Government remittances payable	35,187	44,363
Accrued liabilities (notes 12, 14, 16, 17 and 18)	487,592	646,003
Advance (note 13)	3,255	-
Deferred revenue	9,239	-
Current portion of long-term debt (note 14)	3,859,401	3,727,778
Current portion of obligations under capital lease (note 15)	218,069	81,109
Convertible promissory notes (note 16)	1,406,029	-
Mortgage payable (note 17)	1,934,276	-
Loans payable to related parties (note 18)	-	201,575
Total Current Liabilities	8,911,361	5,054,556
Obligations under capital lease (note 15)	-	207,599
Total Long-term Liabilities	-	207,599
Total Liabilities	8,911,361	5,262,155
Stockholders' Deficiency
Preferred stock, $.0001 par value, 10,000,000 authorized, none issued and outstanding
Common stock, $.0001 par value, 150,000,000 authorized, 51,784,504 (2018- 40,299,531) shares issued and outstanding (note 19)	5,180	4,031
Additional paid-in capital	7,450,091	5,754,260
Subscriptions payable	-	4,600
Stock compensation reserve	1,000,000	1,330,000
Accumulated deficit	(11,449,497)	(8,554,312)
Accumulated other comprehensive loss	(209,792)	(80,827)

Total stockholders' deficiency	(3,204,018)	(1,542,248)

Total Liabilities and Stockholders' Deficiency	$5,707,343	$3,719,907
Going concern (note 2)
Commitments (note 21)

The accompanying notes are an integral part of these consolidated financial statements.

SusGlobal Energy Corp.
Consolidated Statements of Operations and Comprehensive Loss
For the years ended December 31, 2019 and 2018
(Expressed in United States Dollars)

	2019	2018

Revenue (note 12)	$1,384,193	$1,000,106

Cost of Sales
Opening inventory	18,550	53,964
Depreciation	407,127	387,622
Direct wages and benefits	258,936	174,778
Equipment rental, delivery, fuel and repairs and maintenance	323,606	134,277
Utilities	124,281	103,376
Outside contractors	26,229	33,127
	1,158,729	887,144
Less: closing inventory	(5,389)	(18,550)
Total cost of sales	1,153,340	868,594

Gross profit	230,853	131,512

Operating expenses
Management compensation-stock- based compensation (notes 12 and 19)	1,000,000	2,330,000
Management compensation-fees (note 12)	291,682	338,180
Professional fees	308,580	474,457
Marketing	253,915	-
Interest expense (notes 12, 13, 14, 15, 16, 17 and 18)	587,219	360,209
Rent and occupancy (note 12)	114,259	146,141
Insurance	67,366	55,571
Office and administration (note 21)	211,442	182,140
Filing fees	38,318	31,717
Amortization of financing costs	248,305	-
Repairs and maintenance	9,644	32,025
Directors' compensation (notes 12 and 19)	(4,692)	75,088
Total operating expenses	3,126,038	4,025,528

Net Loss	(2,895,185)	(3,894,016)
Other comprehensive loss
Foreign exchange (loss) gain	(128,965)	67,266

Comprehensive loss	$(3,024,150)	$(3,826,750)

Net loss per share-basic and diluted	$(0.07)	$(0.10)

Weighted average number of common shares outstanding- basic and diluted	43,934,530	39,466,561

The accompanying notes are an integral part of these consolidated financial statements.

SusGlobal Energy Corp.
Consolidated Statements of Changes in Stockholders' Deficiency
For the years ended December 31, 2019 and 2018
(Expressed in United States Dollars)

			Additional				Accumulated
	Number of	Common	Paid-	Share	Stock	Accumulated	Other	Total
	Shares	Shares	in Capital	Subscriptions	Compensation	Deficit	Comprehensive
				Payable	Reserve		Loss
Balance - December 31, 2017	37,393,031	$3,740	$3,576,111	$178,200	$330,000	$(4,660,296)	$(148,093)	$(720,338)
Shares issued for proceeds previously received	190,000	19	178,181	(178,200)	-	-	-	-
Shares issued on vesting of 2017 stock award	2,000,000	200	1,329,800	-	(330,000)	-	-	1,000,000
Shares issued for private placement, net of share issue costs	696,500	70	650,170	-	-	-	-	650,240
Share issued to director	20,000	2	19,998	-	-	-	-	20,000
Stock compensation expensed on vesting of stock awards	-	-	-	-	1,330,000	-	-	1,330,000
Proceeds received for shares yet to be issued				4,600				4,600
Other comprehensive income	-	-	-	-	-	-	67,266	67,266
Net loss	-	-	-	-	-	(3,894,016)	-	(3,894,016)
Balance-December 31, 2018	40,299,531	$4,031	$5,754,260	$4,600	$1,330,000	$(8,554,312)	$(80,827)	$(1,542,248)
Balance-December 31, 2018	40,299,531	$4,031	$5,754,260	$4,600	$1,330,000	$(8,554,312)	$(80,827)	$(1,542,248)
Shares issued for proceeds previously received	5,000	1	4,599	(4,600)	-	-	-	-
Shares issued on vesting of 2018 stock awards	2,000,000	200	1,329,800	-	(1,330,000)	-	-	-
Shares issued for professional services	100,000	10	52,990	-	-	-	-	53,000
Shares issued to directors	80,000	8	39,192	-	-	-	-	39,200
Shares issued to employees	10,000	1	399					400
Shares issued on conversion of debt to equity	9,289,973	929	268,851	-	-	-	-	269,780
Stock compensation expensed on vesting of stock award	-	-	-	-	1,000,000	-	-	1,000,000
Other comprehensive loss	-	-	-	-	-	-	(128,965)	(128,965)
Net loss						(2,895,185)		(2,895,185)
Balance-December 31, 2019	51,784,504	$5,180	$7,450,091	$-	$1,000,000	$(11,449,497)	$(209,792)	$(3,204,018)

 The accompanying notes are an integral part of these consolidated financial statements.

SusGlobal Energy Corp.
Consolidated Statements of Cash Flows
For the years ended December 31, 2019 and 2018
(Expressed in United States Dollars)

	2019	2018

Cash flows from operating activities
Net loss	$(2,895,185)	$(3,894,016)
Adjustments for:
Depreciation	414,129	395,580
Amortization of intangible asset	1,396	200
Amortization of operating right-of-use asset	6,118	-
Amortization of financing fees	248,305	-
Non-cash professional fees on conversion of debt	6,010	-
Stock-based compensation	1,039,600	2,350,000
Shares issued for professional services	53,000	-
Interest capitalized	-	53,540
Changes in non-cash working capital:	-	-
Trade receivables	20,635	40,591
Government remittances receivable	(28,312)	1,813
Other receivables	(20,190)	-
Inventory	13,798	32,732
Prepaid expenses and deposits	(21,233)	27,627
Accounts payable	566,159	(22,775)
Government remittances payable	(11,170)	38,788
Accrued liabilities	(171,768)	343,941
Deferred revenue	9,044	-
Net cash used in operating activities	(769,664)	(631,979)
Cash flows from investing activities
Business acquisition (i)	1,468,227	-
Purchase of intangible assets	(11,666)	-
Purchase of long-lives assets	(212,871)	(1,543)
Net cash used in investing activities	(1,692,764)	(1,543)
Cash flows from financing activities
Advance	30,148	-
Repayments of advance	(26,962)	-
Repayment of long-term debt	(54,858)	(157,829)
Repayments of obligations under capital lease	(83,380)	(99,839)
Advances of convertible promissory notes (ii)	1,458,575	-
Repayments of operating lease liability	(1,867)	-
Advance of mortgage payable	1,841,343	-
Advances of loans payable to related parties	-	212,328
Repayments of loans payable to related parties	(207,268)	(15,442)
Private placement proceeds (net of share issue costs)	-	650,240
Subscription payable proceeds (net of shares issue costs)	-	4,600
Net cash provided by financing activities	2,955,731	594,058
Effect of exchange rate on cash	(60,290)	(43,942)
Increase (decrease) in cash	433,013	(83,406)
Cash, cash equivalents -beginning of year	42,711	126,117
Cash, cash equivalents -end of year	$475,724	$42,711
Cash and cash equivalents	7,926	42,711
Restricted cash	467,798	-
Total cash, cash equivalents and restricted cash	$475,724	$42,711
Supplemental Cash Flow Disclosures:
Interest paid	$413,165	$286,434
Income taxes paid	-	-

(i)	Refer to notes 8 and 17, business acquisition and mortgage payable, for details on the non-cash purchase of certain long-lived assets.
(ii)	Refer to note 16, convertible promissory notes, for the issuance of capital stock on the conversion of debt.
The accompanying notes are an integral part of these consolidated financial statements

SusGlobal Energy Corp.

Notes to the Consolidated Financial Statements

December 31, 2019 and 2018

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

These consolidated financial statements of SusGlobal and its wholly-owned subsidiaries, SusGlobal Energy Canada Corp., SusGlobal Energy Canada I Ltd. ("SGECI") SusGlobal Energy Belleville Ltd. and 1684567 Ontario Inc. (“1684567”) (together, the "Company"), have been prepared following generally accepted accounting principles in the United States ("US GAAP") for annual financial information and the Securities Exchange Commission ("SEC") instructions to Form 10-K and Article 8 of SEC Regulation S-X, and are expressed in United States Dollars. The Company's functional currency is the Canadian Dollar ("CAD"). In the opinion of management, all adjustments necessary for a fair presentation have been included.

2. Going Concern

The consolidated financial statements have been prepared in accordance with US GAAP, which assumes that the Company will be able to meet its obligations and continue its operations for the next twelve months.

As at December 31, 2019, the Company had a working capital deficit of $8,203,742 (2018-$4,830,948), incurred a net loss of $2,895,185 (2018-$3,894,016) for the year and had an accumulated deficit of $11,449,497 (December 31, 2018-$8,554,312) and expects to incur further losses in the development of its business.

On August 28, 2019, Pace Savings & Credit Union Limited ("PACE") informed the Company via letter that the credit facilities and corporate term loan (the "Debt") was in default due to the Company's going concern disclosure in the Company's consolidated financial statements for the years ended December 31, 2018 and 2017 and as a result of the Company's failure to respond to an e-mail request from PACE with respect to the Company's efforts to arrange for a payout. As a result, PACE was not agreeable to continue with the Debt and had requested that the Company's indebtedness to PACE be repaid in full on or before December 31, 2019. After numerous discussions between the parties and their legal representatives, PACE agreed to revise their request for the final payout date. On March 31, 2020, PACE and the Company reached an agreement for the repayment of the outstanding amounts owing to PACE. Refer also to note 24(g), subsequent events.

As a result of the PACE default, the advance is also in default (refer to advance, note 13), the obligations under capital lease are also in default (refer to obligations under capital lease, note 15) and the convertible promissory notes are also in default (refer to convertible promissory notes, note 16).

Beginning in March 2020 the Governments of Canada and Ontario, as well as foreign governments instituted emergency measures as a result of the novel strain of coronavirus (“COVID-19). The virus has had a major impact on Canadian and international securities and currency markets and consumer activity which may impact the Company's financial position, its results of operations and its cash flows significantly.  As these are subsequent events, these financial statements do not reflect such impact. The situation is constantly evolving, however, so the extent to which the COVID-19 outbreak will impact businesses and the economy is highly uncertain and cannot be predicted. Accordingly, the Company cannot predict the extent to which its financial position, results of operations and cash flows will be affected.

These factors cast substantial doubt as to the Company's ability to continue as a going concern, which is dependent upon its ability to obtain necessary financing to further the development of its business and satisfy its obligations to PACE and its other creditors, and upon achieving profitable operations. There is no assurance of funding being available, or available on acceptable terms. Realization values may be substantially different from carrying values as recorded on these consolidated financial statements.

SusGlobal Energy Corp.

Notes to the Consolidated Financial Statements

December 31, 2019 and 2018

(Expressed in United States Dollars)

2. Going Concern, (continued)

These consolidated financial statements do not include any adjustments to reflect the potential effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result if the Company was unable to continue as a going concern. Such adjustments could be material. Such adjustments could be material.

3. Recently Adopted Accounting Pronouncements

Effective January 1, 2019, the Company adopted Accounting Standards Update ("ASU") No. 2016-02, Leases ("ASU 2016-02") which is also known as Accounting Standard Codification ("ASC") Topic 842, that requires lessees to recognize a right-of-use asset and a lease obligation for all operating leases in their balance sheets. Expenses are recognized in the consolidated statements of operations and comprehensive loss in a manner similar to previous accounting guidance. Lessor accounting under the ASU 2016-02 is substantially unchanged and is not relevant to the Company. The Company adopted ASU 2016-02 using a prospective transition approach, which applies the provisions of ASU 2016-02 at the effective date without adjusting the comparative periods presented, with certain practical expedients available to ease the burden of adoption.

The Company elected the following practical expedients upon adoption: not to reassess whether any expired or existing contracts are or contain leases, not to reassess the lease classification for any expired or existing leases, not to reassess initial direct costs for any existing leases, not to separately identify lease and non-lease components (i.e. maintenance costs) except for fleet vehicles and real estate, and not to evaluate historical land easements under the new guidance. Additionally, the Company elected the short-term lease exemption policy, applying the requirements of ASU 2016-02 to long-term leases (leases greater than 1 year) for which it only has one.

Adoption of ASU 2016-02 resulted in $217,755 ($297,074 CAD) of additional right-of-use lease asset and lease liability as of January 1, 2019. ASU 2016-02 did not have a significant impact on the consolidated statements of operations and comprehensive loss. See note 11, operating lease right-of-use asset and operating lease liability, for additional information.

In June 2018, the Financial Accounting Standards Board (the “FASB”), issued an accounting pronouncement (FASB ASU 2018-07) to expand the scope of ASC Topic 718, Compensation-Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. The pronouncement is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Company adopted this pronouncement and such adoption did not have a significant impact on the consolidated financial statements.

4. Significant Accounting Policies

a)    Principles of consolidation

The consolidated financial statements include the accounts of SusGlobal and its wholly-owned subsidiaries, SusGlobal Energy Canada Corp., incorporated on December 14, 2015, SusGlobal Energy Canada I Ltd., incorporated on December 15, 2015, SusGlobal Energy Belleville Ltd., incorporated on July 27, 2017 and 1684567 Ontario Inc., acquired effective May 24, 2019. All significant inter-company balances and transactions have been eliminated on consolidation.

b)    Business combinations

The Company adopted ASU No. 2017-01, which clarifies the definition of a business, with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.

A business combination is a transaction or other event in which control over one or more business is obtained. A business in an integrated set of activities and assets that is capable of being conducted and managed for the purpose of providing a return in the form of dividends, lower costs or other economic benefits. A business consists of inputs and processes applied to those inputs that have the ability to create outputs that provide a return to the Company and its shareholders. A business need not include all the inputs and processes that were used by the acquiree to produce outputs if the business can be integrated with the inputs and processes of the Company to continue to produce outputs. The Company considers several factors to determine whether the set of activities and assets is a business.

Business acquisitions are accounted for using the acquisition method whereby acquired assets and liabilities are recorded at fair value as at the date of acquisition with the excess of the purchase consideration over such value being recorded as goodwill and allocated to reporting units (“RUs”). If the fair value of the net assets acquired exceeds the purchase consideration, the difference is recognized immediately as a gain in the consolidated statements of operations. Acquisition related costs are expensed in the period in which they are incurred, except for the cost of debt or equity instruments issued in relation to the acquisition which is included in the carrying amount of the related instrument. Certain fair values may be estimated at the acquisition date pending confirmation or completion of the valuation process. Where provisional values are used in accounting for a business combination, they are adjusted retrospectively in subsequent periods. However, the measurement period will not exceed one year from the acquisition date. If the assets acquired are not a business, the transaction is accounted for as an asset acquisition.

c)    Use of estimates

The preparation of the Company's consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based on management's best knowledge of current events and actions the Company may undertake in the future. The Company regularly evaluates estimates and assumptions. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. Areas involving significant estimates and assumptions include: the allowance for doubtful accounts, inventory valuation, useful lives of long-lived and intangible assets, impairment of long-lived assets and intangible assets, valuation of asset acquisition, accruals, deferred income tax assets and related valuation allowance, environmental remediation costs, stock-based compensation and going concern. Actual results could differ from these estimates. These estimates are reviewed periodically and as adjustments become necessary, they are reported in earnings in the period in which they become available.

SusGlobal Energy Corp.

Notes to the Consolidated Financial Statements

December 31, 2019 and 2018

(Expressed in United States Dollars)

4. Significant Accounting Policies, (continued)

d)    Cash and cash equivalents

Cash and cash equivalents consist of deposits held in financial institutions and liquid investments with original maturities of three months or less at the time of purchase. There were no cash equivalents on December 31, 2019 and 2018.

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

(f)    Fair value of financial instruments

The Company measures the fair value of financial assets and liabilities based on ASC 820 "Fair Value Measurements and Disclosures", which determines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value hierarchy is based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value, which are the following:

a.	Level 1 - Quoted prices in active markets for identical assets or liabilities.
b.

Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

c.	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The carrying amounts of the Company's financial instruments, such as cash and cash equivalents, restricted cash-funds held in trust, trade receivables, other receivables, accounts payable, accrued liabilities and deferred revenue approximates fair value due to the short-term nature of these instruments. The carrying amount of the advance, long-term term debt, obligations under capital lease, convertible promissory notes, mortgage payable and loans payable to related parties also approximates fair value due to their market interest rate.

SusGlobal Energy Corp.

Notes to the Consolidated Financial Statements

December 31, 2019 and 2018

(Expressed in United States Dollars)

4. Significant Accounting Policies, (continued)

g)    Inventory

Inventory, which consists of screened organic compost, is stated at the lower of cost and net realizable value. Cost is represented by production cost, which includes equipment rental, delivery, fuel and repairs and maintenance, direct wages and benefits, outside contractors and manufacturing overhead. Inventory quantities on hand are reviewed on a weekly basis and typically there is no need to record provisions for excess or obsolete inventory as the inventory has a long shelf life. The inventory is stored outdoors and accumulated in piles.

h)      Intangible assets

Intangible assets include a technology license, which is stated at cost less accumulated amortization and is amortized on a straight-line basis over the useful life which is the contract term of five years plus the renewal option of five years and a customer list, which is stated at cost less accumulated amortization and is amortized on a straight-line basis over the useful life of the customer contract, being forty-five months. Intangible assets also include environmental compliance approvals and trademarks, which are stated at cost, have an indefinite useful life and are not amortized until their useful lives are determined to be no longer indefinite. The Company evaluates the intangible assets for permanent impairment annually or when triggering events are identified and whether events and circumstances continue to support the indefinite useful life.

i) Long-lived assets

Long-lived assets are stated at cost. Equipment awaiting installation on site is not depreciated until it is commissioned. Depreciation is based on the estimated useful life of the asset and depreciated annually on a straight-line basis at the following annual rates:

Category	Rate
Computer equipment	30%
Computer software	50%
Officer trailer and vacuum trailer	30%
Signage	20%
Machinery and equipment, including under capital lease	30%
Automotive equipment	30%
Composting buildings	6%
Gore cover system	10%
Driveway and paving	8%

Composting buildings-over the term of the lease, which expires March 31, 2034

j)    Impairment of long-lived assets

In accordance with ASC 360, "Property, Plant and Equipment", long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable.

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

SusGlobal Energy Corp.

Notes to the Consolidated Financial Statements

December 31, 2019 and 2018

(Expressed in United States Dollars)

4. Significant Accounting Policies, (continued)

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

m)      Income taxes

The Company accounts for income taxes in accordance with Financial Accounting Standards Board ("FASB") ASC 740, "Income Taxes." Deferred tax assets and liabilities are recorded for differences between the accounting and tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is recorded for the amount of income tax payable or receivable for the period increased or decreased by the change in deferred tax assets and liabilities during the period.

n)    Revenue recognition

The Company's revenues are from the tipping fees charged for waste delivery to the Company's organic composting facility and from the sale of organic compost. The Company recognizes revenue when it satisfies a performance obligation when transferring control over a product or service to a customer. The tipping fees charged for services are generally defined in service agreements and vary based on contract-specific terms such as frequency of service, type of waste, weight, volume and the general market factors influencing a region's rates. The Company also generates revenue from fees charged for garbage collection services and landfill management services, based on agreements with customers. Revenue is recognized as waste is accepted and collection is reasonably assured for the tipping fees charged and monthly for the other services and collection is assured. The waste collected is processed, cured and screened before being sold as organic compost. The cost of these processes is accrued at the time of revenue recognition.

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

p)    Stock-based compensation

The Company records compensation costs related to stock-based awards in accordance with ASC 718, Compensation-Stock Compensation, whereby the Company measures stock-based compensation cost at the grant date based on the estimated fair value of the award. Compensation cost is recognized on a straight-line basis over the requisite service period of the award. The Company utilizes the Black-Scholes option-pricing model to estimate the fair value of stock options granted, which requires the input of highly subjective assumptions including: the expected option life, the risk-free rate, the dividend yield, the volatility of the Company's stock price and an assumption for employee forfeitures. The risk-free rate is based on the U.S. Treasury bill rate at the date of the grant with maturity dates approximately equal to the expected term of the option. The Company has not historically issued any dividends and does not expect to in the near future. Changes in any of these subjective input assumptions can materially affect the fair value estimates and the resulting stock-based compensation recognized.

SusGlobal Energy Corp.

Notes to the Consolidated Financial Statements

December 31, 2019 and 2018

(Expressed in United States Dollars)

4. Significant Accounting Policies, (continued)

q)    Comprehensive Loss

The Company accounts for comprehensive loss in accordance with ASC 220, "Comprehensive Income," which establishes standards for reporting and presentation of comprehensive loss and its components. Comprehensive loss is presented in the consolidated statements of stockholders' deficiency and consists of net loss and foreign currency translation adjustments.

r)    Foreign currency translation

The functional currency of the Company is the Canadian dollar (the "CAD"). Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities are translated using the historical rate on the date of the transaction. All exchange gains or losses arising from translation of these foreign currency transactions are included in net income (loss) for the year. In translating the financial statements of the Company's Canadian subsidiaries from their functional currency into the Company's reporting currency of United States dollars (the "USD"), balance sheet accounts are translated using the closing exchange rate in effect at the balance sheet date and income and expense accounts are translated using an average exchange rate prevailing during the reporting period. Adjustments resulting from the translation, if any, are included in cumulative other comprehensive income (loss) in stockholders' deficiency. The Company has not, to the date of these consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

5. Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies and adopted by the Company as of the specified effective date or possibly early adopted, where permitted.

In August 2018, the FASB issued an update, ASU No. 2018-13, "Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurements to ASC Topic 820, Fair Value Movement. ASU No. 2018-13 modifies the disclosure requirements for fair value measurements by removing, modifying, and/or adding certain disclosures. ASU No. 2018-13 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2019.  The adoption of this standard is not expected to have a significant impact on the Company's consolidated financial statements after implementation.

In January 2017, the FASB issued ASU No. 2017-04, "Intangibles-Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment". The new standard simplifies the accounting for goodwill impairments by eliminating step 2 from the goodwill quantitative impairment test. Instead, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is to be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. The standard is to be effective for interim and annual periods beginning after December 15, 2019 and early adoption is permitted.  The adoption of this standard is not expected to have a significant impact on the Company's consolidated financial statements after implementation.

6. Financial Instruments

The carrying value of cash and cash equivalents, funds held in trust, trade and other receivables, accounts payable, accrued liabilities and deferred revenue approximated their fair values as of December 31, 2019 and 2018 due to their short-term nature. The carrying value of the advance, long-term debt, obligations under capital lease, convertible promissory notes, mortgage payable and loans payable to related parties approximated their fair values due to their market interest rates.

SusGlobal Energy Corp.

Notes to the Consolidated Financial Statements

December 31, 2019 and 2018

(Expressed in United States Dollars)

6. Financial Instruments, (continued)

Interest, Credit and Concentration Risk

Interest rate risk is the risk borne by an interest-bearing asset or liability as a result of fluctuations in interest rates. Financial assets and financial liabilities with variable interest rates expose the Company to cash flow interest rate risk.

In the opinion of management, the Company is exposed to significant interest rate risk on its long-term debt, convertible promissory notes and mortgage payable of $7,199,706 ($9,351,482 CAD) (2018-$3,727,778; $5,085,645 CAD).

Credit risk is the risk of loss associated with a counterparty’s inability to perform its payment obligations. As at December 31, 2019, the Company’s credit risk is primarily attributable to cash and cash equivalents and trade receivables.  As at December 31, 2019, the Company’s cash and cash equivalents were held with reputable Canadian chartered banks and a credit union.

With regards to credit risk with customers, the customers' credit evaluation is reviewed by management and account monitoring procedures are used to minimize the risk of loss. The Company believes that no additional credit risk beyond amounts provided for by the allowance for doubtful accounts are inherent in accounts receivable. As at December 31, 2019, the allowance for doubtful accounts was $730 ($ 948 CAD) (December 31, 2018-$nil; $nil CAD).

As at December 31, 2019, the Company is exposed to concentration risk as it had six customers (2018-five customers) representing greater than 5% of total trade receivables and six customers (2018-five customers) represented 90% (2018-90%) of trade receivables. The Company had certain customers whose revenue individually represented 10% or more of the Company's total revenue. These customers accounted for 68% (14%, 19% and 35%) (2018-69%; 22%, 23%, and 24%) of total revenue.

Liquidity Risk

Liquidity risk is the risk that the Company is unable to meet its obligations as they fall due. The Company takes steps to ensure it has sufficient working capital and available sources of financing to meet future cash requirements for capital programs and operations. The Company is in discussions with a Canadian chartered bank to refinance its obligations to PACE and to other creditors. Refer also to going concern, note 2.

The Company actively monitors its liquidity to ensure that its cash flows and working capital are adequate to support its financial obligations and the Company's capital programs. In order to continue operations, the Company will need to raise capital, repay PACE for all of its outstanding obligation and complete the refinancing of its real property and organic composting facility. There is no assurance of funding being available or available on acceptable terms. Realization values may be substantially different from carrying values as shown. Refer also to going concern, note 2.

Currency Risk

Although the Company's functional currency is the CAD, the Company realizes a portion of its expenses in USD. Consequently, certain assets and liabilities are exposed to foreign currency fluctuations. As at December 31, 2019, $258,403 (2018-$68,393) of the Company's net monetary liabilities were denominated in USD. The Company has not entered into any hedging transactions to reduce the exposure to currency risk.

7. Business Acquisition

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

46

SusGlobal Energy Corp.

Notes to the Consolidated Financial Statements

December 31, 2019 and 2018

(Expressed in United States Dollars)

 7. Business Acquisition, (continued)

The allocation of the purchase price is as follows:

Purchase consideration
Cash ($1,974,218 CAD)	$1,468,225
Assets acquired
Accounts receivable ($ 7,573 CAD)	5,632
Land ($1,850,892 CAD)	1,376,508
Automotive equipment and machinery ($16,525 CAD)	12,290
Customer list ($10,205 CAD)	7,589
Environmental compliance approval ($100,000 CAD)	74,370
1,476.389

Liabilities assumed
Accounts payable ($10,977 CAD)	8,164

Net assets acquired ($1,974,218 CAD)	$1,468,225

Included in the consolidated statements of operations and comprehensive loss, is revenue of $137,247 ($182,098 CAD) and expenses of $217,620 ($288,735) since the date of acquisition. During the year ended December 31, 2018, 1684567 generated revenue of $212,473 ($275,188 CAD) and incurred expenses of $173,206 ($224,331 CAD).

8. Restricted Cash-Funds Held in Trust

The funds held in trust are required to satisfy certain outstanding professional fees currently in accounts payable, outstanding payments to PACE and to repay in full one of the credit facilities to PACE in the amount of $37,562 ($48,788 CAD). This credit facility is described under note 14(c), long-term debt. Refer also to note 24(g), subsequent events.

9. Intangible Assets

	2019	2018
Technology license (net of accumulated amortization of $931 (2018- $731))	$1,070	$1,270
Customer list-limited life-$8,617 CAD (net of accumulated amortization of $1,222) ($1,588 CAD)	6,634	-
Trademarks-indefinite life-$15,477 CAD	11,916	-
Environmental compliance approvals-indefinite life- $282,700 CAD (2018-$182,700 CAD)	217,651	133,919
	$237,271	$135,189

On May 6, 2015, the Company acquired an exclusive license from Syngas SDN BHD ("Syngas"), a Malaysian company, to use Syngas intellectual property within North America for a period of five years for $1 consideration, renewable every five years upon written request. Syngas manufactures equipment that produces liquid transportation fuel from plastic waste material. The Company issued 20,000 common shares of the Company to an introducing party, determined to be valued at $2,000.

During the year, the Company incurred fees to register various trademarks in the United States and Canada, in the amount $11,916 ($15,477 CAD).

On September 15, 2017, the Company acquired the environmental approvals on the purchase of certain assets of Astoria Organic Matters Ltd., and Astoria Organic Matters Canada LP ("Astoria") from BDO Canada Limited ("BDO") under the asset purchase agreement ("APA").

Effective May 24, 2019, the Company acquired an additional environmental compliance approval of $74,370 ($100,000 CAD) and a customer list of $6,645 ($8,617 CAD), net of accumulated amortization of $1,222 ($1,588 CAD), relating to certain municipal contracts (forty-five-month life) on the purchase of the shares of 1684567 (see note 7, business acquisition).

SusGlobal Energy Corp.

Notes to the Consolidated Financial Statements

December 31, 2019 and 2018

(Expressed in United States Dollars)

10. Long-lived Assets, net

		2019		2018
	Cost	Accumulated	Net book value	Net book value
		depreciation
Land	$1,425,002	$-	$1,425,002	$-
Composting buildings	2,277,459	311,769	1,965,690	1,988,144
Gore cover system	1,092,345	222,481	869,864	748,112
Driveway and paving	356,849	65,422	291,427	304,639
Machinery and equipment	64,036	41,766	22,270	27,661
Equipment under capital lease	416,785	249,207	167,578	280,323
Office trailer	9,239	4,971	4,268	3,817
Vacuum trailer	5,774	866	4,908	-
Computer equipment	6,805	4,943	1,862	3,186
Computer software	7,083	7,083	-	2,389
Automotive equipment	10,417	2,554	7,863	953
Signage	2,614	893	1,721	1,886
	$5,674,408	$911,955	$4,762,453	$3,361,110

Included above are the long-lived assets acquired on the business acquisition described under note 7.

11. Operating Lease Right-of-Use Asset and Operating Lease Liability

The Company had one operating lease right-of-use asset and related operating lease liability and had recognized as such, effective January 1, 2019, based on the present value of lease payments over the lease term that expires on March 31, 2034, calculated to be $217,755 ($297,074 CAD). The Company used its estimated secured incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The operating lease right-of-use asset was being amortized on a straight-line basis over the lease term which expires March 31, 2034 and amortization expense is included under office and administration expense in the consolidated statements of operations and comprehensive loss. The Company does not act as a lessor nor does it have any leases classified as financing leases.

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

For the year ended December 31, 2019, the Company recorded $6,118 ($8,117 CAD) (2018-$nil; $nil CAD), for the amortization of the operating lease right-of-use asset.

For the year ended December 31, 2019, the Company incurred interest of $2,441 ($3,239 CAD), on the operating lease liability.

SusGlobal Energy Corp.

Notes to the Consolidated Financial Statements

December 31, 2019 and 2018

(Expressed in United States Dollars)

12. Related Party Transactions

During the year, the Company incurred $135,666 ($180,000 CAD) (2018-$138,978; $180,000 CAD) in management fees expense with Travellers International Inc. ("Travellers"), an Ontario company controlled by a director, chairman and president of the Company (the "President"); $101,750 ($135,000 CAD) (2018-$138,978; $180,000 CAD) in management fees expense with Landfill Gas Canada Ltd. ("LFGC"), an Ontario company controlled by a former director and chief executive officer of the Company (the "Former CEO"); $54,266 ($72,000 CAD) (2018-$50,959; $66,000 CAD) in management fees expense with the Company's chief financial officer (the "CFO"); and $nil ($nil CAD) (2018-$9,265; $12,000 CAD) in management fees expense with the Company's vice-president of corporate development (the "VPCD"). As at December 31, 2019, unpaid remuneration and unpaid expenses in the amount of $324,303 ($421,227 CAD) (2018-$48,691; $66,426 CAD) is included in accounts payable and $12,318 ($16,000 CAD) (2018-$184,714; $251,997 CAD) is included in accrued liabilities.

On September 25, 2019, the Former CEO resigned as a director and ceased providing his services as CEO.

In addition, during the year, the Company incurred interest expense of $4,504 ($5,975 CAD) (2018-$14,094; $18,254 CAD) on the outstanding loans from Travellers and $3,717 ($4,932 CAD) (2018-$4,772; $6,510 CAD) on the outstanding loans from the directors. As at December 31, 2019, interest of $nil ($nil CAD) (December 31, 2018-$17,882; $24,395 CAD) on these loans is included in accrued liabilities.

During the year, the Company incurred $67,568 ($89,649 CAD) (2018-$66,068; $85,569 CAD) in rent paid under a rental agreement to Haute Inc. ("Haute"), an Ontario company controlled by the President.

During the year, the Company sold $nil ($nil CAD) (2018-$15,515; $20,095 CAD) of compost product to LFGC.

For those independent directors providing their services throughout the year, the Company accrued directors' compensation totaling $3,650, based on the subsequent issuance of 20,000 common shares of the Company to each of the five directors that are expected to be issued subsequent to December 31, 2019. This compensation was priced based on the trading price of the shares at the close of business on December 31, 2019 and will be recorded when issued based on the trading price of the shares. Also included in directors’ compensation are the audit committee chairman’s fees, in the amount of $3,015 ($4,000 CAD) (2018 $3,088; $4,000 CAD). During the year, the Company issued 20,000 common shares to each of those four directors who provided services in the prior year, in the amount of $39,200 based on the trading price of the shares on the day prior to issuance. These services were accrued in the prior year based on the trading price of the shares at the close of business on December 31, 2018, in total $52,000. Also, in the prior year, the Company issued 20,000 common shares to a new director as an incentive to join the Board, determined to be valued at $20,000, based on private placement pricing at the time. As at December 31, 2019, outstanding directors’ compensation of $3,480 ($4,520 CAD) (2018-$nil; $nil CAD) is included in accounts payable and $3,650 (2018-$52,000) is included in accrued liabilities.

Furthermore, the Company granted the Former CEO 3,000,000 restricted stock units ("RSU"), under a consulting agreement effective January 1, 2017, determined to be valued at $990,000 based on private placement pricing at the time. On each of February 25, 2018 and April 2, 2019, 1,000,000 RSUs were exchanged into 1,000,000 common shares of the Company. The RSUs for the remaining installment which were expected to vest on January 1, 2020, subject to meeting certain performance objectives, have been forfeited by the Former CEO on his resignation. On May 17, 2018, at a meeting of the board of directors (the "Board"), approved an amendment to the President's consulting agreement, to include the granting of 3,000,000 RSUs to the President, determined to be valued at $3,000,000, based on private placement pricing at the time, on the same terms and conditions as those granted to the Former CEO. Immediately thereafter, 1,000,000 of the President's RSUs were exchanged into 1,000,000 common shares of the Company. On January 8, 2019, 1,000,000 of the President's RSUs were exchanged into 1,000,000 common shares of the Company. Based on private placement pricing at the time, the common stock issued to the President on each exchange of the RSUs, was determined to be valued at $1,000,000. The RSUs for the remaining installment vested on January 1, 2020, after having met certain performance objectives, were issued on January 10, 2020. For the year ended December 31, 2019, the Company recognized management compensation expense of $1,000,000 to the President (2018-$2,330,000 to the President and Former CEO).

13. Advance

On July 29, 2019, the Company received an advance in the amount of $30,796 ($40,000 CAD) from a private lender. The advance is repayable at an amount of $376 ($488 CAD) every business day until repaid in full on January 15, 2020. Transaction related expenses in connection with this advance totaled $4,221 ($5,600 CAD) and included as interest expense in the consolidated statements of operations and comprehensive loss. For the year ended December 31, 2019, the Company incurred interest charges of $11,636 ($15,438 CAD). The advance is guaranteed by the President. As a result of the PACE defaults, this advance was also in default. But, as noted, the advance was repaid in full on January 15, 2020.

SusGlobal Energy Corp.

Notes to the Consolidated Financial Statements

December 31, 2019 and 2018

(Expressed in United States Dollars)

14. Long-Term Debt

	Credit	Credit	Credit	Corporate	2019	2018
	Facility	Facility	Facility	Term	Total	Total
				Loan
	(a)	(b)	(c)	(d)
Long-Term Debt	$772,252	$431,875	$37,562	$2,617,712	$3,859,401	$3,727,778
Current portion	(772,252)	(431,875)	(37,562)	(2,617,712)	(3,859,401)	(3,727,778)
Long-term Debt	$-	$-	$-	$-	$-	$-

The presentation above is based on the due on demand terms of the long-term debt.  On December 31, 2019, the amounts owing to PACE were in default. On March 31, 2020, PACE and the Company reached an agreement for the repayment of the outstanding amounts owing to PACE. The credit facility noted as (c) above, will be repaid immediately and the remaining credit facilities and corporate term loan will be repaid on or before September 30, 2020. Refer also to note 24(b) and 24(g), subsequent events.

(a)

The credit facility bears interest at the PACE base rate of 7.00% plus 1.25% per annum, currently 8.25%. The credit facility is due on demand, but until a demand is made, is payable in monthly blended installments of principal and interest of $6,747 ($8,764 CAD), and matures on September 2, 2022. The first and only advance on the credit facility on February 2, 2017, in the amount of $1,231,840 ($1,600,000 CAD), is secured by a business loan general security agreement, a $1,231,840 ($1,600,000 CAD) personal guarantee from the President and a charge against the Company's premises lease. Also pledged as security are the shares of the wholly-owned subsidiaries, a pledge of 3,300,000 of the Company's shares held by LFGC, 500,000 of the Company's shares held by the CFO, 2,000,000 of the Company's shares held by a director's company and a limited recourse guarantee by each of these parties. The credit facility is fully open for prepayment at any time without notice or bonus.

(b)

The credit facility advanced on June 15, 2017, in the amount of $461,940 ($600,000 CAD), bears interest at the PACE base rate of 7.00% plus 1.25% per annum, currently 8.25%. The credit facility is due on demand, but until a demand is made, is payable in monthly blended installments of principal and interest of $3,773 ($4,901 CAD), and matures on September 2, 2022. The credit facility is secured by a variable rate business loan agreement on the same terms, conditions and security as noted above.

(c)

The credit facility advanced on August 4, 2017, in the amount of $38,495 ($50,000 CAD), bears interest at the PACE base rate of 7.00% plus 1.25% per annum, currently 8.25%. The credit facility is due on demand, but until a demand is made, is payable in monthly blended installments of principal and interest of $329 ($427 CAD), and matures on September 4, 2022. The credit facility is secured by a variable rate business loan agreement on the same terms, conditions and security as noted above.

(d)

The corporate term loan advanced on September 13, 2017, in the amount of $2,867,221 ($3,724,147 CAD), bears interest at the PACE base rate of 7.00% plus 1.25% per annum, currently 8.25%. The corporate term loan is due on demand, but until a demand is made, is payable in monthly blended installments of principal and interest of $22,874 ($29,711 CAD), and matures on September 13, 2022. The corporate term loan is secured by a business loan general security agreement representing a floating charge over the assets and undertakings of the Company, a first priority charge under a registered debenture and a lien registered under the Personal Property Security Act in the amount of $3,080,353 ($4,000,978 CAD) against the assets including inventory, accounts receivable and equipment. The corporate term loan also included an assignment of existing contracts included under the APA.

The shares of the wholly-owned subsidiaries and those shares held by the companies and the CFO noted under (a) above, also represent security for the corporate term loan. The shares pledged as security, in total 5,800,000 will be returned to the Company on execution of the agreement reached between PACE and the Company on March 31, 2020.

For the year, $313,182 ($415,525 CAD) (2018-$321,552; $416,464 CAD) in interest expense was incurred. And, as at December 31, 2019 $124,926 ($162,263 CAD) (2018-$18,134; $24,740 CAD) of accrued interest is included in accrued liabilities in the consolidated balance sheets.

SusGlobal Energy Corp.

Notes to the Consolidated Financial Statements

December 31, 2019 and 2018

(Expressed in United States Dollars)

15. Obligations under Capital Lease

			2019	2018
	(a)	(b)	Total	Total
Obligations under Capital Lease	$109,196	$108,873	$218,069	$288,708
Less: current portion	(109,196)	(108,873)	(218,069)	(81,109)
Obligations under Capital Lease	$-	$-	$-	$207,599

(a)

The lease agreement for certain equipment for the Company's organic composting facility at a cost of $220,692 ($286,650 CAD), is payable in monthly blended installments of principal and interest of $4,496 ($5,840 CAD), plus applicable harmonized sales taxes and an option to purchase the equipment for a final payment of $22,019 ($28,600 CAD), plus applicable harmonized sales taxes on October 31, 2021. The lease agreement bears interest at the rate of 5.982% annually, compounded monthly, due September 30, 2021.

(b)

The lease agreement for certain equipment for the Company's organic composting facility at a cost of $190,512 ($247,450 CAD), is payable in monthly blended installments of principal and interest of $3,940 ($5,118 CAD), plus applicable harmonized sales taxes for a period of forty-six months plus the first two monthly blended installments of $7,699 ($10,000 CAD) plus applicable harmonized sales taxes and an option to purchase the equipment for a final payment of $ 19,001 ($24,680 CAD) plus applicable harmonized sales taxes on February 27, 2022. The leasing agreement bears interest at the rate of 6.15% annually, compounded monthly, due January 27, 2022.

The lease liabilities are secured by the equipment under capital lease as described in note 10.

Minimum lease payments are as follows:

In the year ending December 31, 2020	$101,241
In the year ending December 31, 2021	109,771
In the year ending December 31, 2022	22,941
233,953
Less: imputed interest	(15,884)
Total	$218,069

During the year ended December 31, 2019, $16,021 ($21,257 CAD) (2018-$19,537; $25,304 CAD) in interest was charged.

As a result of the PACE defaults, described in note 14 above, the obligations under capital lease are also default. Refer also to note 24(b) and 24(g), subsequent events.

16. Convertible Promissory Notes

		2019	2018
(a)	Convertible promissory notes-January 28, 2019 (net of unamortized financing costs of $1,918 (2018- $nil))	$176,964	$-
(b)	Convertible promissory notes-March 7 and March 8, 2019 (net of unamortized financing costs of $25,625) (2018- $nil))	724,375	-
(c)	Convertible promissory note-May 23, 2019 (net of unamortized financing costs of $17,924 (2018-$nil))	217,076	-
(d)	Convertible promissory note-July 19, 2019 (net of unamortized financing costs of $17,411 (2018-$nil))	152,589	-
(e)	Convertible promissory note-October 17, 2019 (net of unamortized financing costs of $20,975 (2018-$nil))	135,025	-
		$1,406,029	$-

SusGlobal Energy Corp.

Notes to the Consolidated Financial Statements

December 31, 2019 and 2018

(Expressed in United States Dollars)

16. Convertible Promissory Notes, (continued)

(a)

On January 28, 2019, the Company entered into securities purchase agreements (the "January 2019 SPAs") with three investors (the "January 2019 Investors") pursuant to which the Company issued to the January 2019 Investors 12% unsecured convertible promissory notes (the "January 2019 Investor Notes") in the aggregate principal amount of $337,500, with such principal and the interest thereon convertible into shares of the Company's common stock (the "Common Stock") at the January 2019 Investors' option. Although the January 2019 SPAs are dated January 28, 2019 (the "January 2019 Effective Date"), they became effective upon the receipt in cash of the issue price by the January 2019 Investors.

The amounts of $102,500, $100,000, and $100,000, totaling $302,500, represented the proceeds to the Company, net of transaction-related expenses, for the January 2019 Investor Notes from the January 2019 Investors and were received in cash from February 1 through February 4, 2019.

The maturity date of each of the January 2019 Notes is January 28, 2020 (the "January 2019 Maturity Dates"). The 2019 Investor Notes bear interest at a rate of twelve percent (12%) per annum (the "January 2019 Interest Rate"), which interest shall be paid by the Company to the January 2019 Investors in Common Stock at any time the January 2019 Investors send a notice of conversion to the Company. The January 2019 Investors are entitled to, at their option, convert all or any amount of the principal face amount and any accrued but unpaid interest of the January 2019 Notes into Common Stock, at any time, at a conversion price for each share of Common Stock equal to 65% multiplied by the lowest trading price (as defined in the January 2019 Investor Notes) of the Common Stock as reported on the National Quotations Bureau OTC Marketplace exchange upon which the Company's shares are traded during the twenty (20) consecutive Trading Day period immediately preceding (i) the January 2019 Effective Date; or (ii) the conversion date.

The Company has reserved a minimum of eight (8) times the number of its authorized and unissued Common Stock (the "January 2019 Reserved Amounts"), free from preemptive rights, to provide for the issuance of Common Stock upon the full conversion of the January 2019 Investor Notes. Upon full conversion of the January 2019 Notes, any shares remaining in such reserve shall be cancelled. The Company increases the January 2019 Reserved Amount in accordance with the Company's obligations under the January 2019 Notes.

As a result of the PACE defaults as described under note 14 above, all the convertible promissory notes are in default. Refer also to note 24(b) and 24(g), subsequent events.

Since the January 2019 Investor Notes were not repaid by their January 28, 2020 maturity date, they are in default and the outstanding balance (principal plus accrued interest) of each of the January 2019 Investor Notes will be increased by 50% and increased by a further $15,000 (together the “Default Amount”). The January 2019 Investors continue to have the option to require the Company to immediately issue, in lieu of the Default Amount, the number of shares of common stock of the Company equal to the Default Amount divided by the conversion price then in effect.

During the year ended December 31, 2019, the January 2019 Investors converted a total of $158,618 of their January 2019 Notes.

(b)

On March 7 and March 8, 2019, the Company entered into two securities purchase agreements (the "March 2019 SPAs") with two investors (the "March 2019 Investors") pursuant to which the Company issued to each March 2019 Investor two 12% unsecured convertible promissory notes comprised of the first notes (the "First Notes") being in the amount of $275,000 each, and the remaining notes in the amount of $275,000 each (the "Back-End Notes," and, together with the First Notes, the "March 2019 Investor Notes") in the aggregate principal amount of $1,100,000, with such principal and the interest thereon convertible into Common Stock at the March 2019 Investors' option. Each First Note contains a $25,000 Original Issue Discount such that the issue price of each First Note was $250,000. The proceeds on the issuance of the First Notes were received from the March 2019 Investors upon the signing of the March 2019 SPAs. The proceeds on the issuance of the Back-End Notes were initially received by the issuance of two offsetting $250,000 secured notes to the Company by the March 2019 Investors (the "Buyer Notes"), provided that prior to conversion of the Back-End Notes, the March 2019 Investors must have paid back the Back-End Notes in cash.

Although the March 2019 SPAs are dated March 7, 2019 and March 8, 2019 (each, a "March 2019 Effective Date"), they became effective upon the receipt in cash of the issue price by the March 2019 Investors. On March 11, 2019, the Company received cash of $456,000, net of transaction-related expenses, for the First Notes from the March 2019 Investors.

SusGlobal Energy Corp.

Notes to the Consolidated Financial Statements

December 31, 2019 and 2018

(Expressed in United States Dollars)

16. Convertible Promissory Notes, (continued)

On April 24, 2019, the Company received one of the Back-End Notes from the March 2019 Investors with a face value amount of $275,000. The proceeds received by the Company was $228,000, net of $25,000 discount and financing costs. The maturity dates of the March 2019 Investor Notes are March 7, 2020 and March 8, 2020. The March 2019 Investor Notes bear interest at a rate of twelve percent (12%) per annum (the "March 2019 Interest Rate"), which interest shall be paid by the Company to the March 2019 Investors in Common Stock at any time the March 2019 Investors send a notice of conversion to the Company. The March 2019 Investors are entitled to, at their option, convert all or any amount of the principal face amount and any accrued but unpaid interest of the March 2019 Investor Notes into Common Stock, at any time, at a conversion price for each share of Common Stock equal to 65% multiplied by the lowest trading price (as defined in the Notes) of the Common Stock as reported on the National Quotations Bureau OTC Marketplace exchange upon which the Company's shares are traded during the twenty (20) consecutive Trading Day period immediately preceding (i) the applicable March 2019 Effective Date; or (ii) the conversion date.

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

As a result of the PACE defaults as described under note 14 above, all the convertible promissory notes are in default. Refer also to note 24(b) and 24(g), subsequent events.

Since the March 2019 Investor Notes were not repaid by their March 7, 2020 and March 8, 2020 maturity dates, they are also in default and the interest rate on the 2019 March Investor Notes will increase from 12% to 24% annually from the maturity date. The March 2019 Investors continue to have the option to convert their March 2019 Investor Notes.

During the year ended December 31, 2019, the March 2019 Investors converted a total of $75,000 of their March 2019 Investor Notes.

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

As a result of the PACE defaults as described under note 14 above, all the convertible promissory notes are in default. Refer also to note 24(b) and 24(g), subsequent events

As a result of the January 2019 Investor Notes and the March 2019 Investor Notes not having been repaid by their respective due dates, this default results in the interest rate on the May 2019 Investor Note to increase from 12% to 24% annually. The May 2019 Investor continues to have the option to convert their May 2019 Investor Note.

During the year ended December 31, 2019, the May 2019 Investors converted a total of $15,000 of their May 2019 Notes.

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

SusGlobal Energy Corp.

Notes to the Consolidated Financial Statements

December 31, 2019 and 2018

(Expressed in United States Dollars)

16. Convertible Promissory Notes, (continued)

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

As a result of the PACE defaults as described under note 14 above, all the convertible promissory notes are in default.   Refer also to note 24(b) and 24(g), subsequent events.

As a result of the January 2019 Investor Notes and the March 2019 Investor Notes not having been repaid by their respective due dates, this default results in the interest rate on the July 2019 Investor Note to increase from 12% to 24% annually. The July 2019 Investor continues to have the option to convert its July 2019 Investor Note.

(e)

On October 18, 2019, the Company entered into a securities purchase agreement (the "October 2019 SPA") with one investor (the "October 2019 Investor") pursuant to which the Company issued to the October 2019 Investor one 12% unsecured convertible promissory note (the "October 2019 Investor Note") in the principal amount of $156,000. On this date, the Company received proceeds of $129,600, net of transaction related expenses of $26,400.

The maturity date of the October 2019 Investor note is October 18, 2020. The October 2019 Investor Note bears interest at a rate of twelve percent (12%) per annum (the "October 2019 Interest Rate"), which interest shall be paid by the Company to the October 2019 Investor in Common Stock at any time the October 2019 Investor sends a notice of conversion to the Company. The October 2019 Investor is entitled to, at its option, convert all or any amount of the principal amount and any accrued but unpaid interest of the October 2019 Investor Note into Common Stock, at any time, at a conversion price for each share of Common Stock equal to 65% multiplied by the lowest trading price (as defined in the Note) of the Common Stock as reported on the National Quotations Bureau OTC Marketplace exchange upon which the Company's shares are traded during the twenty (20) consecutive Trading Day period immediately preceding (i) the applicable October 2019 Effective Date; or (ii) the conversion date.

The Company initially reserved 22,153,000 of its authorized and unissued Common Stock (the "October 2019 Reserved Amount"), free from preemptive rights, to provide for the issuance of Common Stock upon the full conversion of the October 2019 Investor Note. Upon full conversion of the October 2019 Investor note, any shares remaining in such reserve shall be cancelled. The Company increases the October 2019 Reserved Amount in accordance with the Company's obligations under the October 2019 Investor note.

As a result of the PACE defaults as described under note 14 above, all the convertible promissory notes are in default. Refer also to note 24(b) and 24(g), subsequent events.

As a result of the January 2019 Investor Notes and the March 2019 Investor Notes not having been repaid by their respective due dates, this default results in the interest rate on the October 2019 Investor Note to increase from 12% to 24% annually. The October 2019 Investor continues to have the option to convert its October 2019 Investor Note.

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

SusGlobal Energy Corp.

Notes to the Consolidated Financial Statements

December 31, 2019 and 2018

(Expressed in United States Dollars)

16. Convertible Promissory Notes, (continued)

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

For the year ended December 31, 2019, the Company accrued interest of $142,963 (2018-$nil), on the outstanding convertible promissory notes and the convertible promissory note holders converted interest of $15,162 (2018-$nil).

17. Mortgage Payable

The Company obtained a mortgage provided by private lenders to finance the acquisition of the shares of 1684567, as noted above under note 8. The mortgage has a principal amount of $1,385,820 ($1,800,000 CAD), is repayable interest only on a monthly basis at an annual rate of the higher of the Royal Bank of Canada's prime rate (currently 6.05%) and 10% per annum and is due May 24, 2020. The mortgage payable is secured by the shares held of 1684567, a first mortgage on the land described in note 10, long-lived assets, with a carrying value of $1,425,002, a general assignment of rents, and a fire insurance policy. In addition, on December 19, 2019, the Company received an advance of $615,920 ($800,000 CAD) from current and additional private lenders, on the same terms as the mortgage. Financing fees on the mortgage totaled $120,820 ($156,929 CAD).  As at December 31, 2019, $8,138 ($10,570 CAD) (2018-$nil; $nil CAD) of accrued interest is included in accrued liabilities in the consolidated balance sheets.

	2019	2018

Mortgage payable, net of unamortized finance fees of $67,464 ($87,627 CAD)	$1,934,276	$-

For the year ended December 31, 2019, $83,662 ($111,002 CAD) (2018-$nil; $nil CAD), in interest expense was incurred.

18. Loans Payable to Related Parties

	2019	2018

Travellers International Inc.	$-	$146,600
Directors	-	54,975
	$-	$201,575

Loan payable in the amount of $nil ($nil CAD) (December 31, 2018-$146,600; $200,000 CAD), owing to Travellers bore interest at the rate of 12% per annum, was due on demand and was unsecured. The loan and related accrued interest were repaid on June 24, 2019. As at December 31, 2019 $nil ($nil CAD) (December 31, 2018-$13,110; $17,885 CAD) in interest was included in accrued liabilities.

Loans payable to directors in the amount of $nil ($nil CAD) (December 31, 2018-$54,975; $75,000 CAD), owing to three directors bore interest at the rate of 12% per annum, were due on demand and were unsecured. The loans and related accrued interest were repaid on July 19, 2019.

For the year ended December 31, 2019, $8,220 ($10,907 CAD) (2018-$19,120; $24,764 CAD) in interest expense was charged on the loans payable to related parties.

SusGlobal Energy Corp.

Notes to the Consolidated Financial Statements

December 31, 2019 and 2018

(Expressed in United States Dollars)

19. Capital Stock

As at December 31, 2019, the Company had 150,000,000 common shares authorized with a par value of $.0001 per share and 51,784,504 (2018-40,299,531) common shares issued and outstanding.

During the year ended December 31, 2019, the Company raised $nil (2018-$650,240) cash on a private placement, net of share issue costs of $nil (2018-$46,260), on the issuance of nil (December 31, 2018-696,500) common shares of the Company. In addition, during the year, the Company issued 5,000 (2018-190,000) common shares of the Company, in regard to the $4,600 cash received from a private placement prior to December 31, 2019 net of share issue costs of $400 (2018-$178,200 cash received from a private placement prior to December 31, 2017, net of share issue costs of $11,800). On January 21, 2019, the Company issued 100,000 common shares for professional services in the amount of $53,000, based on the closing trading price on the day immediately prior to issuance and on April 2, 2019, the Company issued 80,000 common shares to directors of the Company as compensation for their 2018 services, in the amount of $39,200, based on the closing trading price on the day immediately prior to issuance.  The services provided by directors are disclosed under directors' compensation in the consolidated statements of operations and comprehensive loss. In addition, the Company issued 5,000 common shares each to two employees for their services, in the amount of $400, based on the closing trading price for the day immediately prior to issuance. In the prior year, the Company issued 20,000 common shares to a new director as an incentive to join the Board, determined to be valued at $20,000, based on private placement pricing at the time.

During the year ended December 31,2019, the 2019 January Investors, the 2019 March Investors and the 2019 May Investor converted a portion of their unsecured convertible promissory notes, including accrued interest and related costs of $21,162, a total of $269,780 for 9,289,973 common shares at per share conversion prices ranging from $0.0176 to $0.0910 per share.

In the prior year, all non-cash transactions were valued based on the proceeds of a private placement at the time.

In addition, on each of May 29, 2018 and January 8, 2019, the Company issued 1,000,000 common shares of the Company to the President, in exchange for 1,000,000 RSUs on each date, granted under the President's consulting agreement, effective January 1, 2017. Based on private placement pricing at the time, each of the President's RSUs was valued at $1 or $1,000,000 on each exchange of 1,000,000 RSUs. And, on each of February 25, 2018 and April 2, 2019, the Company issued 1,000,000 common shares of the Company to the Former CEO, in exchange for 1,000,000 RSUs on each date, granted under the Former CEO's consulting agreement, effective January 1, 2017. Based on private placement pricing at the time, each of the Former CEO's RSUs was valued at $0.33 or $330,000. This compensation, when vested, is disclosed as management compensation-share based in the consolidated statements of operations and comprehensive loss.

20. Income Taxes

The Company's income tax provision has been calculated as follows:

	2019	2018
Loss before income taxes	$(2,895,185)	$(3,894,016)
Expected income tax recovery at the statutory rate of 21% (2018-21%)	(607,989)	(817,743)
Foreign tax rate differences	(159,235)	(213,459)
Foreign exchange effect on deferred tax assets and other	(162,119)	51,968
Permanent differences	286,520	637,593
Change in valuation allowance	642,823	341,641
Provision for income taxes	$-	$-

SusGlobal Energy Corp.

Notes to the Consolidated Financial Statements

December 31, 2019 and 2018

(Expressed in United States Dollars)

20. Income Taxes, (continued)

Deferred tax assets and liabilities

The tax effects of temporary differences that give rise to significant components of the deferred income tax assets and deferred income tax liabilities are presented below:

	2019	2018
Net operating loss carry forwards	$1,818,035	$1,157,180
Financing costs	194,874	143,260
Depreciable and amortizable assets	(210,805)	(141,159)
Total gross deferred income tax assets	1,802,104	1,159,281
Less: valuation allowance	(1,802,104)	(1,159,281)
Total deferred income tax assets	$-	$-

As at December 31, 2019 and 2018, the valuation allowance was due to the history of losses generated. The valuation allowance is reviewed periodically and if the assessment of the more likely than not criteria changes, the valuation allowance is adjusted accordingly.

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company computes tax asset benefits for net operating losses ("NOL") carried forward.

The Company has US NOL available for carryforward of $1,109,013 ($1,440,464 CAD) (2018-$294,428; $401,675 CAD) a portion of which, $76,211 ($98,988 CAD), expires in the year 2037 and the balance indefinitely and Canadian NOL available for carryforward of $5,751,498 ($7,470,448 CAD) (2018-$4,366,717; $5,957,322 CAD) which expire in the years 2023 through 2039.

In addition, the Company has capital losses carried forward totaling $107,785 ($139,999 CAD). These losses can be carried forward indefinitely.

Also, the Company was assessed certain penalties from the internal revenue service in the amount of $30,000, for which the Company has requested relief.

21. Commitments

a)

A renewed consulting agreement came into effect on January 1, 2020 for a period of twelve months, for the President, who also assumed the role of CEO of the Company. The monthly fee is unchanged at $11,549 ($15,000 CAD). In addition, a renewed consulting agreement also came into effect on January 1, 2020 for a period of twelve months, for the CFO. The monthly fee is $6,159 ($8,000 CAD). The future minimum commitments under these consulting agreements, are as follows:

For the year ending December 31, 2020	$212,496

b)

The Company has agreed to lease its office premises from Haute on a month-to-month basis at the same monthly amount of $4,619 ($6,000 CAD). The Company is also responsible for all expenses and outlays in connection with its occupancy of the leased premises, including, but not limited to utilities, realty taxes and maintenance.

c)	The Company was assigned the land lease on the purchase of certain assets of Astoria. The land lease, which comprises 13.88 acres in Roslin, Ontario, Canada, has a term expiring March 31, 2034. The basic monthly rent on the net lease is $2,310 ($3,000 CAD) and is subject to adjustment based on the consumer price index as published by Statistics Canada ("CPI"). To date, no adjustment for CPI has been charged. The Company is also responsible for any property taxes, maintenance, insurance and utilities. In addition, the Company has the right to extend the lease for five further terms of five years each and one further term of five years less one day. As the Company acquired the business of 1684567, the previous landlord, there are no future commitments for this lease. The Company was recently informed that, through a special provision of the site plan agreement with the City of Belleville (the "City"), Ontario, that it is required to fund road maintenance required by the City through to September 30, 2025 at an annual rate of $7,699 ($10,000 CAD). The future minimum commitment is as follows:

SusGlobal Energy Corp.

Notes to the Consolidated Financial Statements

December 31, 2019 and 2018

(Expressed in United States Dollars)

21. Commitments, (continued)

For the year ending December 31, 2020	$7,699
For the year ending December 31, 2021	7,699
For the year ending December 31, 2022	7,699
For the year ending December 31, 2023	7,699
For the year ending December 31, 2024	7,699
Thereafter	7,699
$46,194

e)

PACE has provided the Company a letter of credit in favor of the Ministry of the Environment, Conservation and Parks (the "MOECP"), (formerly the Ministry of the Environment and Climate Change), in the amount of $213,132 ($276,831 CAD) and, as security, has registered a charge of lease over the premises, located at 704 Phillipston Road, Roslin, Ontario, Canada. The Company is required to provide for environmental remediation and clean-up costs for its organic composting facility. The letter of credit is a requirement of the MOECP and is in connection with the financial assurance provided by the Company for it to be in compliance with the MOECPs environmental objectives. The MOECP regularly evaluates the Company's organic composting facility to ensure compliance is adhered to and the letter of credit is subject to change by the MOECP. Since the fair value of the environmental remediation costs cannot be determined at this time, no estimate of such costs has been recorded in the accounts. As of December 31, 2019, the MOECC has not drawn on the letter of credit. The Company renewed the letter of credit to June 30, 2020, as noted in note 24(g), subsequent events.

22. Segmented Information

ASC 280-10, “Disclosure about Segments of an Enterprise and Related Information”, establishes standards for the way that public business enterprises report information about operating segments in the Company’s consolidated financial statements. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

The Company uses a management approach for determining segments. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. The Company's management reporting structure provides for only one segment: renewable energy and operates in one country, Canada.

23. Economic Dependence

The Company generated 68% (2018-69%) of its revenue from three customers (2018-three customers). The Company's ability to continue operations is dependent on continuing to generate a similar amount of revenue from these customers.

SusGlobal Energy Corp.

Notes to the Consolidated Financial Statements

December 31, 2019 and 2018

(Expressed in United States Dollars)

24. Subsequent Events

The Company's management has evaluated subsequent events up to the date the consolidated financial statements were issued, pursuant to the requirements of ASC 855 and has determined the following to be material subsequent events:

(a)

On January 10, 2020, the Company issued 1,000,000 common shares to the President in relation to the RSUs granted in his consulting agreement determined to be valued at $1,000,000 based on private placement pricing at the time.

(b)

On January 28, 2020, the Company was not able to repay the January 2019 Investor Notes, which came due. Similarly, on March 7, 2020, the Company was not able to repay the March 2019 Investor Notes, which came due. As a result, the January 2019 Investor Notes, the March 2019 Investors Notes and the remaining convertible promissory notes disclosed under note 16, convertible promissory notes, are in default.

(c)

Between January 1 and April 7, 2020, the January 2019 Investors, the March 2019 Investors and the May 2019 Investors, converted a total of $76,726 of their unsecured convertible promissory notes, including accrued interest and professional fees of $6,726, for 7,717,326 common shares of the Company at a per share conversion price ranging from $0.003575 to $0.01755.

(d)

On February 27, 2020, the Company signed an agreement to lease certain equipment for five years. The monthly lease payment is $5,275 ($6,852 CAD), plus applicable harmonized sales taxes. The lease agreement also requires an upfront payment of $14,975 ($19,450 CAD), plus applicable harmonized sales taxes.

(e)

On March 23, 2020, the Company and BDO signed a settlement and mutual release agreement, with respect to the purchase of certain assets of Astoria through the court appointed receiver, BDO, on September 15, 2017. In exchange, BDO will credit the Company for certain charges levied by the City, totaling $15,082 ($19,589 CAD) and, will release the 529,970 common shares issued to BDO in connection with the above noted purchase, for a net cash settlement of $7,699 ($10,000 CAD).

(f)	Beginning in March 2020 the Governments of Canada and Ontario, as well as foreign governments instituted emergency measures as a result of the COVID-19 virus. The virus has had a major impact on Canadian and international securities and currency markets and consumer activity which may impact the Company's financial position, its results of operations and its cash flows significantly. As these are subsequent events, these financial statements do not reflect such impact. As at April 7, 2020 it is also not possible to accurately quantify or estimate that impact.

(g)
On March 31, 2020, PACE and the Company reached an agreement with respect to the repayment of the outstanding balances owing to PACE. One of the credit facilities, in the amount of $37,562 ($48,788 CAD), will be repaid immediately and the remaining credit facilities and Corporate Term Loan will be repaid on or before September 30, 2020. The agreement between PACE and the Company will also include the Company providing PACE with sufficient funds, currently held in trust, to bring the remaining credit facilities and the PACE Corporate Term Loan current. The funds remaining, which are currently held in trust, will satisfy the principal and interest payments on the noted debt through July 2020. In addition, the letter of credit the Company has with PACE in favor of the MOECP, will be renewed from the current expiry of June 30, 2020 to September 30, 2020, at the appropriate time. On April 3, 2020, the shares previously pledged as security to PACE, were delivered to the Company’s Canadian counsel.

(h)	On March 9, 2020 and March 25, 2020, Travellers loaned the Company a total of $72,635 (100,000 CAD), used to pay certain outstanding accounts payable. The loans bear interest at the rate of 12% per annum and on the same terms and conditions as previous loans from Travellers.

25. Comparative Figures

Certain of the prior year’s comparative figures have been reclassified to conform to the current year’s presentation. The reclassification on the consolidated balance sheets related to disclosing the government remittances receivable and government remittances payable as separate line items and not netted.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

            None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of senior management, including our chief executive officer and our chief financial officer, also our principal financial and accounting officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act as of December 31, 2019 (the "Evaluation Date"). Based on this evaluation, Marc Hazout, our chief executive officer and Ike Makrimichalos, our chief financial officer and principal financial and accounting officer, concluded that our internal control over financial reporting was not effective for the year ended December 31, 2019. Such conclusions were based on the small size of the Company and the resulting lack of a segregation of duties.

Report by Management on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The framework used by management to evaluate internal controls over financial reporting is Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations (COSO), as implemented by their subsequent publication Internal Control over Financial Reporting - Guidance for Smaller Public Companies. Based on this evaluation, Marc Hazout, our chief executive officer and Ike Makrimichalos, our chief financial officer and principal financial and accounting officer, concluded that our internal control over financial reporting was not effective for the year ended December 31, 2019. The matters involving internal controls over financial reporting that may be considered material weaknesses included the small size of the Company and the resulting lack of a segregation of duties.

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

Changes in Internal Control over Financial Reporting

There were no changes to the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our fourth fiscal quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

            Not applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our Board of Directors consisted of six directors at December 31, 2019 and consists of five directors on the date of this filing. For the size and scope of our business and operations, we believe a board of approximately this size is appropriate as it is small enough to allow for effective communication among the members but large enough so that we get a diverse set of perspectives and experiences around our board room. Our bylaws provide that, in uncontested elections, directors will be elected by a majority of the votes cast, and in contested elections, directors will be elected by a plurality of the votes cast.

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

Name	Age	Position

Marc M. Hazout	55	Chairman of the Board, President, Chief Executive Officer and Director

Ike Makrimichalos	64	Chief Financial Officer

Vincent R. Ramoutar	57	Director

Laurence W. Zeifman	58	Director

Ryan Duffy	47	Director

Andrea Calla	68	Director

We believe that each of our directors and executive officers possesses the experience, skills and qualities to fully perform his duties as a director or executive officer and contribute to our success. Our directors were nominated because each is of high ethical character, highly accomplished in his field with superior credentials and recognition, has a reputation, both personal and professional, that is consistent with our image and reputation, has the ability to exercise sound business judgment, and is able to dedicate sufficient time to fulfilling his obligations as a director. Our directors as a group complement each other and each of their respective experiences, skills and qualities so that collectively the Board operates in an effective, collegial and responsive manner. Similarly, for the executive officers. Described below, are the directors' and executive officers' principal occupations and other pertinent information about particular experience, qualifications, attributes and skills that led the Board and management to conclude that such person should serve as a director or executive officer.

          Marc M. Hazout, age 55, has served as Chairman and President of SusGlobal Energy since it was founded in 2014 and has served as CEO since November 6, 2019. Since 2005, Mr. Hazout has also served as the Chief Executive Officer, President, principal financial and accounting officer and a director of Silver Dragon Resources Inc., a company whose common stock was quoted on the OTC marketplace and is engaged in the acquisition and exploration of silver and other mineral properties. Mr. Hazout has over 25 years of experience in public markets, finance and business operations. Over the past several years, Mr. Hazout has been involved in acquiring, restructuring and providing management services as both a director and an officer to several publicly traded companies. In 1998, Mr. Hazout founded and has been President and CEO of Travellers International Inc. ("Travellers"), a private equity firm headquartered in Toronto. Over the past several years, Travellers has focused on building relationships in China with the objective of participating in that country's growth opportunities. Mr. Hazout attended York University in Toronto studying International Relations and Economics. Mr. Hazout speaks English, French and Hebrew, as well as some Spanish and Italian.

The determination was made that Mr. Hazout should serve on our Board of Directors because he possesses significant experience in securities and capital markets.

            Ike Makrimichalos, age 64, is a Chartered Professional Accountant (Chartered Accountant), with over 25 years of experience in servicing public and private companies, including manufacturing, automotive, technology & telecommunications and insurance, for Deloitte in Toronto. Mr. Makrimichalos has served as a Chief Financial Officer and Controller in the mining sector for companies with global operations and multiple filing jurisdictions and served as a Chief Financial Officer and Controller in the financial services and mining sectors, along with providing financial consulting services for several private companies. Mr. Makrimichalos graduated from the University of Toronto with a Bachelor of Arts degree and became a Chartered Accountant in 1986.

The determination was made that Mr. Ike Makrimichalos join the executive team because he possesses significant experience in financial reporting and accounting matters.

            Vincent R. Ramoutar, age 57, is a seasoned executive and an inventor who has gained exposure in several high-tech businesses in an entrepreneurial startup environment. Having co-founded or worked in six startup companies. Vincent's specialties include raising capital for startups, corporate strategy, marketing, and business development. Mr. Ramoutar has been involved in several energy and resources companies as an adviser since 2007 and has provided management services and partnerships in the European public markets with focus on raising capital and growth opportunities. Mr. Ramoutar obtained a Bachelor of Science degree in computer science from New York Institute of Technology (magna cum laude), New York.

The determination was made that Mr. Ramoutar should serve on our Board of Directors because he possesses significant experience in securities and capital markets and brings an extensive network of relationships in several technology markets.

            Laurence W. Zeifman, age 58, is a partner of Zeifmans LLP, ranked Canada's eighteenth largest Chartered Professional Accounting ("CPA") firm with a total staff of over 100. For over twenty years, Mr. Zeifman served as managing partner, successfully steering its steady growth and emergence as a leading midsized firm and continues to serve on the firm's management committee.

As well, he has serviced the auditing, accounting and/or consulting needs of a clientele of medium-sized public and private companies, including those in the financial services and health care sectors, being instrumental in the growth of his clients, and assisting them in managing their growth. Mr. Zeifman has also played a key role in Zeifmans' quality control regime, maintaining compliance with the rules of professional conduct of CPA Ontario (formerly the Institute of Chartered Accountants of Ontario), and the professional standards of CPA Canada (formerly the Canadian Institute of Chartered Accountants). Mr. Zeifman is Zeifmans' contact partner to Nexia International, Chair of Nexia Canada and a member of Nexia International's Marketing and Business Development Committee. Nexia is an international network of accounting firms, and one of the ten largest accounting organizations in the world.

The determination was made that Mr. Zeifman should serve on our Board of Directors and serve as Chairman of the Audit Committee, due to his extensive technical and business experience which will be extremely valuable as the Company continues to grow.

            Ryan Duffy, age 47, is the President and CEO of Blackstone Energy Services Inc. a Canadian firm that manages energy portfolios for a diverse range of companies across North America and the Caribbean. Blackstone is a leading provider of integrated custom energy management solutions that help large energy users manage their energy budget at risk, achieve efficiency improvements, implement renewable generation, and carbon offsetting. Prior to Blackstone Mr. Duffy worked with a number of Fortune 500 companies, including several in the energy space. Mr. Duffy is very active within the energy committee on Trans Canada's-Tolls Task Force, Union Gas'- Marketer Council, the IESO's - Information Technology Standing Committee, the Energy Services Association of Canada and the Canadian Manufactures and Exporters-Energy Committee. In addition, he is a member of the Canadian Healthcare Energy Society, the Association of Power Producers of Ontario, the Ontario Energy Association, SWITCH Ontario, and was a former board member of Rethink Sustainability Initiative. For his community involvement and corporate successes, Mr. Duffy was recently awarded the Ontario Sustainable Energy Association's SMARTpreneur of the Year Award.

The determination was made that Mr. Duffy should serve on our Board of Directors due to his extensive technical and business experience which will be extremely valuable as the Company continues to grow.

            Andrea Calla, age 68, is President and CEO of the Calla Group and is an accomplished professional with over 35 years of experience in business, more recently a senior executive for ten years with The Tridel Group, one of Canada's largest community builders/developers. He was actively involved in the different company divisions and all facets of the industry. He is also Managing Partner of The Callian Capital Group, a globally active Toronto-based investment and capital management firm. Mr. Calla has held key leadership and entrepreneurial roles driving innovative, practical and effective changes to improve quality of life through various company start-ups across diverse industries, some include: Chairman, Deep Geo Inc., a global nuclear waste management company, Chairman & Co-Founder of TransAsia Investment Partners, Hong Kong, Founding Director of 350 Capital, a "cleantech" investment company, Co-Founder of Nordicon, a design-build company, Canada, US, Mid-East, Founding member of Novator, pioneer in e-commerce and AI, helped make it the 14th fastest growing company in Canada, reported by Profit 100 magazine, Board of Sumbola, an innovative internet e-publishing company, Co-Founder, Board member of Twin Hills Resources, developer of partial upgrading cavitation technology, reducing the viscosity of oil sands bitumen to flow through pipelines without having to be blended with diluent, Board of SEL Global, an innovative Mobile Shopping Solutions Software and Advertising company, software developed in Silicon Valley, Advisory Board of Magnovate, innovative Magnetic Levitation transportation systems, Co-Founder of Fusion Sailboats, designed, developed, manufactured and distributed the Fusion 15, winner of Sailing World's "International Boat of the Year" in 2003, Advisory Board of Dorsay Development Corp., currently planning a purpose-built community in the GTA with a ground-breaking model in place-making. The over 1,200-acre community will combine global best practices in creating a sustainable community that is economically, environmentally, socially healthy and resilient. Throughout his career, Andrea has been committed to City and Community building, improving the quality of life in urban regions and continually driving innovative, practical and effective change in different sectors through his leadership and entrepreneurial skills. Andréa holds a Bachelor of Architecture from the University of Toronto, a Master of Science from Columbia University, New York and an Executive MBA from Ivey School of Business, Western University.

Director Compensation Policy

            The Company does not currently have a director compensation policy. For the year ended December 31, 2019, except as noted below no option or stock awards were granted to directors and no cash payments were made to directors during the fiscal year ended December 31, 2019. The director compensation for the year ended December 31, 2019, is noted below:

Director Compensation

Name	Fees earned or paid in cash ($)	Stock| awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

Marc Hazout	-	-	-	-	-	-	-

Vincent Ramoutar(i)	-	730(ii)	-	-	-	-	730

Gordon Miller(vi)	-	730(ii)	-	-	-	-	730

Laurence Zeifman(iii)	2019-3,015 (4,000 CAD)(iii)	730(ii)	-	-	-	-	3,745
Ryan Duffy(iv)	-	730(ii)	-	-	-	-	730
Andrea Calla(v)	-	730(ii)	-	-	-	-	730

(i)	The stock award is in the name of 1370383 Ontario Ltd., a company controlled by the director
(ii)	The stock award was unpaid at December 31, 2019 and the date of this filing
(iii)	The stock award and the fee for services as Chairman of the audit committee, is in the name of Zeifmans LLP, for whom the director is a partner.
(iv)	The stock award is in the name of Blackstone Energy Services Inc., the director’s employer.
(v)	The stock award is in the name of the Calla Group, a company for whom the director is the president and chief executive officer.
(vi)	Mr. Gordon Miller resigned on March 9, 2020.

            We have adopted a code of ethics that applies to our Chief Executive Officer and President, and Chief Financial Officer, as well as other officers, directors and employees of the Company. The code of ethics, entitled "Code of Conduct," is posted on our website at www.susglobalenergy.com under the section "Corporate Governance" within the "Investor Relations" tab.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s executive officers and directors, and persons who own more than 10% of the Company’s common stock, to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC.

Based solely on the Company’s review of the copies of such Forms and written representations from certain reporting persons, the Company believes that all filings required to be made by the Company’s Section 16(a) reporting persons during the Company’s fiscal year ended December 31, 2019 were made on a timely basis other than with respect to the late filing of Laurence Zeifman’s Form 3.

Item 11. Executive Compensation.

Summary Compensation Table

            The following table sets forth certain summary information with respect to the compensation paid to the Company's Chief Executive Officer, President and Chief Financial Officer for services rendered in all capacities to the Company for the fiscal years ended December 31, 2019 and 2018. Other than as listed below, the Company had no executive officers whose total annual salary and bonus exceeded $100,000 for that fiscal year:

Summary Compensation Table

Name and	Year	Salary	Bonus	Stock	Option	Non-equity	Nonqualified	All other	Total
principal		($)	($)	awards	awards	incentive	deferred	compensation	($)
position				($)	($)	plan	compensation	($)
						compensation	earnings
						($)	($)

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Gerald Hamaliuk	2019 2018	101,750 138,978	- -	330,000 330,000	- -	- -	- -	- -	431,750 468,978

Former Chief Executive Officer

Marc Hazout	2019 2018	135,666 138,978	- -	1,000,000 2,000,000	- -	- -	- -	- -	1,135,666 2,138,978

Chairman, President and Chief Executive Officer

Ike Makrimichalos, Chief Financial Officer	2019 2018	54,266 50,959	- -	- -	- -	- -	- -	- -	54,266 50,959

(e) Stock Awards

The grant date fair values of the stock awards were computed in accordance ASC Topic 718, Compensation-Stock Compensation.

The stock award for the Former CEO consisted of 3,000,000 restricted stock units ("RSUs") granted on January 1, 2017, determined to be valued at $990,000 based on private placement pricing at the time. 1,000,000 RSUs vested on each of January 1, 2018 and 2019 and the respective common shares were issued on February 25, 2018 and April 2, 2019, while the remaining installment was to vest on January 1, 2020, upon meeting certain performance objectives. As a result of the Former CEO resigning from his position as CEO and as a board member, the remaining instalment was cancelled. The 3,000,000 RSUs for the President were granted on May 17, 2018 by the Board of Directors, determined to be valued at $3,000,000 based on private placement pricing at the time. On May 29, 2018, 1,000,000 of the President's RSUs vested and were exchanged for 1,000,000 shares of Common Stock. On each of January 8, 2019 and January 10, 2020, 1,000,000 of the President's RSUs were exchanged into 1,000,000 common stock of the Company. Based on private placement pricing at the time, the common stock issued to the President on each exchange of the RSUs, was determined to be valued at $1,000,000.

Consulting and Management Agreements

Effective January 1, 2017, new consulting agreements were finalized for the services of the President and the Former CEO. The Consulting Agreements are for a period of three years, commencing January 1, 2017. For each of President and the CEO, the monthly fees are as follows: $3,850 ($5,000 CAD) for 2017 and $11,549 ($15,000 CAD) for 2018 and 2019. In addition, the CEO was granted 3,000,000 RSUs on January 1, 2017. On each of February 25, 2018 and April 2, 2019, 1,000,000 RSUs were exchanged into 1,000,000 shares of Common Stock of the Company. The RSUs for the remaining installment was to vest on January 1, 2020, upon meeting certain performance objectives. As a result of the Former CEO resigning from his position as CEO and as a board member in September of 2019, the remaining instalment was cancelled. On May 17, 2018, the President's Consulting Agreement was amended by the Board to add the granting of 3,000,000 RSUs, on the same terms and conditions as those of the Former CEO. On each of May 29, 2018, January 8, 2019 and January 10, 2020, the President was issued 1,000,000 shares of Common Stock of the Company in exchange for 1,000,000 RSUs. The RSUs which vested on January 1, 2019 and January 1, 2020, vested upon meeting certain performance objectives.

In addition, the Company also recognized management compensation expense of $1,000,000 (2018-$2,330,000 on the awards.

A renewed consulting agreement came into effect on January 1, 2020 for a period of twelve months, for the President, who also assumed the role of CEO of the Company. The monthly fee is unchanged at $11,549 ($15,000 CAD). In addition, a renewed consulting agreement also came into effect on January 1, 2020 for a period of twelve months, for the CFO. The monthly fee is $6,159 ($8,000 CAD).

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding beneficial ownership of SusGlobal Energy Corp's securities as of April 7, 2020:

• by each person who is known by us to beneficially own more than 5% of our securities;

• by each of our officers and directors; and

• by all of our officers and directors as a group.

	Amount And
	Nature Of		Approximate
	Beneficial		Percent of
Title of Class Name And	Ownership (2)		Class (%)
Address of Beneficial
Owner (1)
Common	Marc Hazout	10,900,000(3)	18.02
Common	Ike Makrimichalos	500,000(4)	0.83
Common	Vincent Ramoutar	2,000,000(4)(5)	3.31
Common	Gordon Miller(6)	40,000	0.07
Common	Laurence Zeifman	40,000(7)	0.07
Common	Ryan Duffy	327,261(8)	0.54
Common	Andrea Calla	20,000(9)	0.03
	All officers and directors as a group
Common	(7 persons)	13,827,261	22.87%

(1)	Except as noted above, the address for the above identified officers and directors of the Company is c/o 200 Davenport Road, Toronto, ON, Canada M5R 1J2.

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

(3)	The shares are in the name of Marc Hazout and Travellers International Inc., a company for whom Marc Hazout is the president and chief executive officer.

(4)	The noted shares were pledged as security for the credit facilities with PACE and were released to the Company’s Canadian counsel on April 3, 2020.

(5)	The shares are in the name of 1370383 Ontario Ltd., a company controlled by the director.

(6)	Mr. Gordon Miller resigned on March 9, 2020.

(7)	The shares are in the name of Zeifmans LLP, for whom the director is a partner.

(8)	The shares are in the name of Blackstone Energy Services Inc., the director’s employer.

(9)	The shares are in the name of the Calla Group, a company for whom the director is the president and chief executive officer.

The above-referenced table is based on 60,501,830 issued and outstanding shares of common stock on the date of this filing.

EQUITY

As of December 31, 2019, the Company had 51,784,504 common shares issued and outstanding. At the date of this filing, the Company had 60,501,830 common shares issued and outstanding.

STOCK OPTIONS AND WARRANTS

As at December 31, 2019, and the date of this filing, the Company has no stock options or warrants outstanding.

Effective January 1, 2017, new consulting agreements were finalized for the services of the President and the Former CEO. The Consulting Agreements are for a period of three years, commencing January 1, 2017. For each of President and the Former CEO, the monthly fees are as follows: $3,850 ($5,000 CAD) for 2017 and $11,549 ($15,000 CAD) for 2018 and 2019. In addition, the Former CEO was granted 3,000,000 RSUs on January 1, 2017. On each of February 25, 2018 and April 2, 2019, 1,000,000 RSUs were exchanged into 1,000,000 shares of Common Stock of the Company. The RSUs for the remaining installment was to vest on January 1, 2020, upon meeting certain performance objectives. As a result of the Former CEO resigning from his position as CEO and as a board member in September of 2019, the remaining instalment was cancelled. On May 17, 2018, the President's Consulting Agreement was amended by the Board to add the granting of 3,000,000 RSUs, on the same terms and conditions as those of the Former CEO. On each of May 29, 2018, January 8, 2019 and January 10, 2020, the President was issued 1,000,000 shares of Common Stock of the Company in exchange for 1,000,000 RSUs. The RSUs which vested on January 1, 2019 and January 1, 2020, vested upon meeting certain performance objectives.

In addition, the Company also recognized management compensation expense of $1,000,000 (2018-$2,330,000) on the awards.

A renewed consulting agreement came into effect on January 1, 2020 for a period of twelve months, for the President, who also assumed the role of CEO of the Company. The monthly fee is unchanged at $11,549 ($15,000 CAD). In addition, a renewed consulting agreement also came into effect on January 1, 2020 for a period of twelve months, for the CFO. The monthly fee is $6,159 ($8,000 CAD).

The Company has no stock options or warrants outstanding as of December 31, 2019 and as of the date of this filing.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

During the year, the Company incurred $135,666 ($180,000 CAD) (2018-$138,978; $180,000 CAD) in management fees expense with Travellers International Inc. ("Travellers"), an Ontario company controlled by a director, chairman and president of the Company (the "President"); $101,750 ($135,000 CAD) (2018-$138,978; $180,000 CAD) in management fees expense with Landfill Gas Canada Ltd. ("LFGC"), an Ontario company controlled by a former director and chief executive officer of the Company (the "Former CEO"); $54,266 ($72,000 CAD) (2018-$50,959; $66,000 CAD) in management fees expense with the Company's chief financial officer (the "CFO"); and $nil ($nil CAD) (2018-$9,265; $12,000 CAD) in management fees expense with the Company's vice-president of corporate development (the "VPCD"). As at December 31, 2019, unpaid remuneration and unpaid expenses in the amount of $324,303 ($421,227 CAD) (2018-$48,691; $66,426 CAD) is included in accounts payable and $12,318 ($16,000 CAD) (2018-$184,714; $251,997 CAD) is included in accrued liabilities.

On September 25, 2019, the Former CEO resigned from the Board and ceased providing his services as CEO.

In addition, during the year, the Company incurred interest expense of $4,504 ($5,975 CAD) (2018-$14,094; $18,254 CAD) on the outstanding loans from Travellers and $3,717 ($4,932 CAD) (2018-$4,772; $6,510 CAD) on the outstanding loans from the directors. As at December 31, 2019, interest of $nil ($nil CAD) (December 31, 2018-$17,882; $24,395 CAD) on these loans is included in accrued liabilities.

During the year, the Company incurred $67,568 ($89,649 CAD) (2018-$66,068; $85,569 CAD) in rent paid under a rental agreement to Haute Inc. ("Haute"), an Ontario company controlled by the President.

During the year, the Company sold $nil ($nil CAD) (2018-$15,515; $20,095 CAD) of compost product to LFGC.

For those independent directors providing their services throughout the year, the Company accrued directors' compensation totaling $3,650, based on the subsequent issuance of 20,000 common stock of the Company to each of the five directors, that are expected to be issued subsequent to December 31, 2019. This compensation was priced based on the trading price of the shares at the close of business on December 31, 2019. This compensation was priced based on the trading price of the shares at the close of business on December 31, 2019 and will be recorded when issued based on the trading price of the shares immediately before issuance. Also included in directors’ compensation are the audit committee chairman’s fees, in the amount of $3,015 ($4,000 CAD) (2018-$3,088; $4,000 CAD). During the year, the Company issued 20,000 shares of common stock to each of those four directors who provided services in the prior year, in the amount of $39,200 based on the trading price of the shares on the day prior to issuance. These services were accrued in the prior year based on the trading price of the shares at the close of business on December 31, 2018, in total $52,000. As at December 31, 2019, outstanding directors’ compensation of $3,480 ($4,520 CAD) (2018-$nil; $nil CAD) is included in accounts payable and $3,650 (2018-$52,000) is included in accrued liabilities.

Furthermore, the Company granted the Former CEO 3,000,000 restricted stock units ("RSU"), under a consulting agreement effective January 1, 2017, determined to be valued at $990,000 based on private placement pricing at the time. On each of February 25, 2018 and April 2, 2019, 1,000,000 RSUs were exchanged into 1,000,000 common stock of the Company. The RSUs for the remaining installment which were expected to vest on January 1, 2020, subject to meeting certain performance objectives, have been forfeited by the Former CEO on his resignation in September 2019. On May 17, 2018, at a meeting of the board of directors (the "Board"), approved an amendment to the President's consulting agreement, to include the granting of 3,000,000 RSUs to the President, determined to be valued at $3,000,000, based on private placement pricing at the time, on the same terms and conditions as those granted to the Former CEO. Immediately thereafter, 1,000,000 of the President's RSUs were exchanged into 1,000,000 common stock of the Company. On January 8, 2019, 1,000,000 of the President's RSUs were exchanged into 1,000,000 common stock of the Company. Based on private placement pricing at the time, the common stock issued to the President on each exchange of the RSUs, was determined to be valued at $1,000,000. The RSUs for the remaining installment vested on January 1, 2020, after having met certain performance objectives, were issued on January 10, 2020. For the year ended December 31, 2019, the Company recognized management compensation expense of $1,000,000 to the President (2018-$2,330,000 to the President and Former CEO).

On March 25, 2020, Travellers International Inc. ("Travellers"), an Ontario company controlled by the Executive Chairman and President (the "President"), who is also the chief executive officer and a director of the Company, provided a loan to the Company in the amount of $17,480 ($25,000 CAD). The loan bears interest at the rate of 12% per annum, is unsecured and due on demand. Similarly, earlier, on March 9, 2020, Travellers provided a loan to the Company in the amount of $55,155 ($75,000), on the same terms and conditions as the loan on March 25, 2020. The loans were used to settle certain accounts payable outstanding at year-end. There is no written agreement evidencing these loans. The exchange rates used are based on the Bank of Canada closing rates on the respective dates.

On April 11, 2018, three directors each loaned the Company $18,878 ($25,000 CAD) for working capital purposes (the "Director Loans"). The Director Loans bear interest at the rate of 12% per annum, were due on demand and unsecured. There are no written agreements evidencing the Director Loans. During the year ended December 31, 2019 $3,717 ($4,932 CAD) (2018-$5,026; $6,510 CAD) of interest was charged on the Director Loans. As at December 31, 2019, $nil ($nil CAD) (December 31, 2018-$4,772; $6,510 CAD) in interest is included in accrued liabilities. As at December 31, 2019, $nil ($nil CAD) (December 31, 2018-$54,975; $75,000 CAD) remains outstanding. The Director Loans were repaid in full on July 19, 2019 with accrued interest.

On April 3, 2018, a new loan was provided by Travellers, in the amount of $151,020 ($200,000 CAD) (the "Travellers Loan"). A portion of the funds, $114,117 ($151,128 CAD), was used to pay two overdue monthly principal and interest instalments on the Company's PACE Corporate Term Loan. This new loan was due on demand, unsecured and bears interest at the rate of 12% per annum. There is no written agreement evidencing the Travellers Loan. During the year ended December 31, 2019, $4,503 ($5,975 CAD) (2018-$14,094; $18,254 CAD) in interest was charged on the Travellers Loan and other loans repaid to Travellers during the year. As at December 31, 2019, $nil ($nil CAD) (December 31, 2018-$13,110; $17,885 CAD) in interest was included in accrued liabilities. This new Travellers Loan was repaid in full on June 24, 2019, with accrued interest.

Item 14. Principal Accounting Fees and Services.

The aggregate fees billed by the Company's external auditors in each of the last two fiscal years are as follows:

	2019	2018
Audit fees(1)	$ 47,614	$52,841
Audit-related fees(2)	61,502	48,777
Tax fees	32,774	5,284
All other fees	-	-
Total	$ 141,890	$106,902

(1)	Audit fees consisted of the audit work on annual financial statements.
(2)	Audit-related fees consist principally of reviews of quarterly financial statements and reviews of registration statements.

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

3.1

Form of Certificate of Incorporation of SusGlobal Energy Corp. (filed as Exhibit 3.1 to the Registrant's Post Effective Amendments for Registration Statement filed with the SEC on June 7, 2017 and incorporated herein by reference).

3.2	Form of Bylaws of SusGlobal Energy Corp. (filed as Exhibit 3.2 to the Registrant's S-4/A filed with the SEC on December 23, 2016 and incorporated herein by reference).

4.1	Specimen Common Stock certificate (filed as Exhibit 4.1 to the Registrant's S-4/A filed with the SEC on December 23, 2016 and incorporated herein by reference).

4.2**

Form Convertible Promissory Note, issued by SusGlobal Energy Corp. on January 28, 2019 (filed as Exhibit 4.1 to the Registrant's Form 8-K filed with the SEC on February 8, 2019 and incorporated herein by reference).

4.3

Form of 12% Convertible Redeemable Note, issued by SusGlobal Energy Corp. on March 7, 2019 (filed as Exhibit 4.1 to the Registrant's Form 8-K filed with the SEC on March 15, 2019 and incorporated herein by reference).

4.4

Form of 12% Convertible Redeemable Note and Back End Note issued by SusGlobal Energy Corp. on March 7, 2019 (filed as Exhibit 4.2 to the Registrant's Form 8-K filed with the SEC on March 15, 2019 and incorporated herein by reference).

4.5

Form of Collateralized Secured Promissory Note, issued by SusGlobal Energy Corp. on March 7, 2019 (filed as Exhibit 4.3 to the Registrant's 8-K filed with the SEC on March 15, 2019 and incorporated herein by reference).

10.1***	SusGlobal Stock Option Plan (filed as Exhibit 10.1 to the Registrant's S-4 filed with the SEC on January 28, 2016 and incorporated herein by reference).

10.2

Memorandum of Agreement between Syngas SDN BHD and SusGlobal Energy Corp. (filed as Exhibit 10.6 to the Registrant's S-4/A filed with the SEC on February 13, 2017 and incorporated herein by reference).

10.3

Pace Savings and Credit Union Limited Term Sheet dated December 31, 2016 (filed as Exhibit 10.13 to the Registrant's S-4/A filed with the SEC on February 13, 2017 and incorporated herein by reference).

10.4

Susglobal Energy Ron Williamson Quarter Horses Inc. 1428245 Ontario Limited Engagement Letter (filed as Exhibit 10.14 to the Registrant's S-4/A filed with the SEC on February 13, 2017 and incorporated herein by reference).

10.5

Variable Rate Business Loan Agreement from Borrowers and Guarantor-Marc Hazout (filed as Exhibit 10.18 to the Registrant's S-4/A filed with the SEC on April 05, 2017 and incorporated herein by reference).

10.6	Business Loan General Security Agreement from SusGlobal Energy Corp. (filed as Exhibit 10.19 to the Registrant's S-4/A filed with the SEC on April 05, 2017 and incorporated herein by reference).

10.7

Business Loan General Security Agreement from SusGlobal Energy Canada Corp. (filed as Exhibit 10.20 to the Registrant's S-4/A filed with the SEC on April 05, 2017 and incorporated herein by reference).

10.8

Business Loan General Security Agreement from SusGlobal Energy Canada I Ltd. (filed as Exhibit 10.21 to the Registrant's S-4/A filed with the SEC on April 05, 2017 and incorporated herein by reference).

10.9	Guarantee and Postponement of Claim by Marc M. Hazout (filed as Exhibit 10.22 to the Registrant's S-4/A filed with the SEC on April 05, 2017 and incorporated herein by reference).

10.10

Hypothecation of 500,000 Common Shares of SusGlobal Energy Corp. dated January 31, 2017 and executed by Ike Makrimichalos (filed as Exhibit 10.23 to the Registrant's S-4/A filed with the SEC on April 05, 2017 and incorporated herein by reference).

10.11

Hypothecation of 2,000,000 Common Shares of SusGlobal Energy Corp. dated January 31, 2017 and executed by Vince Ramoutar (filed as Exhibit 10.24 to the Registrant's S-4/A filed with the SEC on April 05, 2017 and incorporated herein by reference).

10.12

Hypothecation of 3,300,000 Common Shares of SusGlobal Energy Corp. dated January 31, 2017 and executed by Gerald Hamaliuk (filed as Exhibit 10.25 to the Registrant's S-4/A filed with the SEC on April 05, 2017 and incorporated herein by reference).

10.13

Hypothecation of 1 Common Share of SusGlobal Energy Canada Corp., dated January 29, 2017 and executed by Marc Hazout (filed as Exhibit 10.26 to the Registrant's S-4/A filed with the SEC on April 05, 2017 and incorporated herein by reference).

10.14

Hypothecation of 1 Common Share of SusGlobal Energy Canada I Ltd., dated January 29, 2017 and executed by Marc Hazout (filed as Exhibit 10.27 to the Registrant's S-4/A filed with the SEC on April 05, 2017 and incorporated herein by reference).

10.15

Guarantee and Postponement of claim for each of Ike Makrimichalos, Landfill Gas Canada Ltd., and 1370383 Ontario Ltd. (filed as Exhibit 10.28 to the Registrant's S-4/A filed with the SEC on April 05, 2017 and incorporated herein by reference).

10.16	Variable Rate Business Loan Agreement (filed as Exhibit 10.1 to the Registrant's Form 10-Q filed with the SEC on November 14, 2017 and incorporated herein by reference)

10.17	Agreement for Line of Credit Loan (filed as Exhibit 10.2 to the Registrant's Form 10-Q filed with the SEC on November 14, 2017 and incorporated herein by reference).

10.18	Irrevocable Letter of Credit (filed as Exhibit 10.3 to the Registrant's Form 10-Q filed with the SEC on November 14, 2017 and incorporated herein by reference).

10.19

Business Loan Security Agreement between Pace Savings and SusGlobal Energy Corp. (filed as Exhibit 10.4 to the Registrant's Form 10-Q filed with the SEC on November 14, 2017 and incorporated herein by reference).

10.20

Business Loan Security Agreement between Pace Savings and SusGlobal Energy Canada Corp. (filed as Exhibit 10.5 to the Registrant's Form 10-Q filed with the SEC on November 14, 2017 and incorporated herein by reference).

10.21

Business Loan Security Agreement between Pace Savings and SusGlobal Energy Canada I Ltd. (filed as Exhibit 10.6 to the Registrant's Form 10-Q filed with the SEC on November 14, 2017 and incorporated herein by reference).

10.22

Business Loan Security Agreement between Pace Savings and SusGlobal Energy Belleville Ltd. (filed as Exhibit 10.7 to the Registrant's Form 10-Q filed with the SEC on November 14, 2017 and incorporated herein by reference).

10.23	Asset Purchase Agreement (filed as Exhibit 10.8 to the Registrant's Form 10-Q filed with the SEC on November 14, 2017 and incorporated herein by reference).

10.24	Amendment to Asset Purchase Agreement (filed as Exhibit 10.9 to the Registrant's Form 10-Q filed with the SEC on November 14, 2017 and incorporated herein by reference).

10.25	Second Amendment to the Asset Purchase Agreement (filed as Exhibit 10.10 to the Registrant's Form 10-Q filed with the SEC on November 14, 2017 and incorporated herein by reference).

10.26	Third Amendment to the Asset Purchase Agreement (filed as Exhibit 10.11 to the Registrant's Form 10-Q filed with the SEC on November 14, 2017 and incorporated herein by reference).

10.27	Summary of Oral Agreement with Travellers International Inc. (filed as Exhibit 10.40 to the Registrant's Form 10-K filed with the SEC on April 16, 2018 and incorporated herein by reference).

10.28

Loan Amending Agreement dated July 26, 2018, by and among SusGlobal Energy Corp., SusGlobal Energy Canada Corp., SusGlobal Energy Canada I Ltd., SusGlobal Energy Belleville Ltd. and Pace Savings & Credit Union Limited (filed as Exhibit 10.45 to the Registrant's Form 10-Q filed with the SEC on November 13, 2018 and incorporated herein by reference).

10.29

Loan Amending Agreement dated July 26, 2018, by and among SusGlobal Energy Corp., SusGlobal Energy Canada Corp., SusGlobal Energy Canada I Ltd., SusGlobal Energy Belleville Ltd. and Pace Savings & Credit Union Limited (filed as Exhibit 10.46 to the Registrant's Form 10-Q filed with the SEC on November 13, 2018 and incorporated herein by reference).

10.30

Loan Amending Agreement dated July 26, 2018, by and among SusGlobal Energy Corp., SusGlobal Energy Canada Corp., SusGlobal Energy Canada I Ltd., SusGlobal Energy Belleville Ltd., Haute, Inc., Marc H Hazout and Pace Savings & Credit Union Limited (filed as Exhibit 10.47 to the Registrant's Form 10-Q filed with the SEC on November 13, 2018 and incorporated herein by reference).

10.31

Loan Amending Agreement dated July 26, 2018, by and among SusGlobal Energy Corp., SusGlobal Energy Canada Corp., SusGlobal Energy Canada I Ltd., SusGlobal Energy Belleville Ltd., Haute, Inc., Marc H Hazout and Pace Savings & Credit Union Limited (filed as Exhibit 10.48 to the Registrant's Form 10-Q filed with the SEC on November 13, 2018 and incorporated herein by reference).

10.32

Loan Amending Agreement dated July 26, 2018, by and among SusGlobal Energy Corp., SusGlobal Energy Canada Corp., SusGlobal Energy Canada I Ltd., SusGlobal Energy Belleville Ltd., Haute, Inc., Marc H Hazout and Pace Savings & Credit Union Limited (filed as Exhibit 10.49 to the Registrant's Form 10-Q filed with the SEC on November 13, 2018 and incorporated herein by reference).

10.33	Form Securities Purchase Agreement dated January 28, 2019 (filed as Exhibit 10.1 to the Registrant's Form 8-K filed with the SEC on February 8, 2019 and incorporated herein by reference).

10.34

Letter of Intent, dated January 8, 2019, from David Moore and Kim Moore to SusGlobal Energy Belleville Ltd. (filed as Exhibit 10.1 to the Registrant's Form 8-K filed with the SEC on February 20, 2019 and incorporated herein by reference).

10.35	Form Securities Purchase Agreement dated March 7, 2019 (filed as Exhibit 10.1 to the Registrant's Form 8-K filed with the SEC on March 15, 2019 and incorporated herein by reference).

10.36	Share Purchase Agreement dated May 24, 2019 (filed as Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on May 30, 2019 and incorporated herein by reference).

10.37	Loan/Mortgage Commitment between Table Rock Holdings Inc., 1916761 Ontario Limited and D&D Brannan Consultants Inc., (the lenders) and 1684567 Ontario Inc., and SusGlobal Energy Belleville Ltd. (the borrowers) and SusGlobal Energy Corp. (the guarantor).

10.38***	CFO Consulting Agreement between SusGlobal Energy Canada Corp. and Ike Makrimichalos (filed as Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on November 13, 2019 and incorporated herein by reference).

10.39***	CEO Consulting Agreement between SusGlobal Energy Canada Corp., Travellers International Inc. and Marc Hazout (filed as Exhibit 10.3 to the Registrant’s Form 8-K filed with the SEC on November 13, 2019 and incorporated herein by reference).

10.40*	General Security Agreement between Table Rock Holdings Inc., P.I.C.K.S. Inc., Canadian Western Trust Company, Giovanni and Assunta Paglia, Bob MacNelly and Shanna Young (the Secured Party), 1684567 Ontario Inc. (the Debtor) and Susglobal Energy Corp., (the Guarantor).

10.41*	Summary of Terms of Oral Agreement with Travellers International Inc. and SusGlobal Energy Corp.

10.42*	Settlement and Mutual Release Agreement, dated March 23, 2020, between SusGlobal Energy Belleville Ltd., SusGlobal Energy Canada Corp. and BDO Canada Limited (the receiver).

10.43*	Amending Credit Agreement dated March 31, 2020, between Pace Savings & Credit Union Limited and SusGlobal Energy Corp., SusGlobal Energy Canada Corp., SusGlobal Energy Canada I Ltd. and SusGlobal Energy Belleville Ltd. (collectively, the borrowers).

14	Code of Ethics (filed as Exhibit 14.1 to the Registrant’s Form 10-K filed with the SEC on April 1, 2019 and incorporated herein by reference).

21	Subsidiaries of the Registrant (filed as Exhibit 21.1 to the Registrant's Form 10-K filed with the SEC on April 16, 2018 and incorporated herein by reference).

31.1*	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

31.2*	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

32+	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	During the three months ended December 31, 2019, the Company issued a substantially similar 12% Convertible Promissory Note on October 18, 2019.
***	Management contract or compensatory plan or arrangement.
+	In accordance with SEC Release 33-8238, Exhibit 32 is being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUSGLOBAL ENERGY CORP.

April 7, 2020	By:	/s/ Marc Hazout
Marc Hazout
Executive Chairman, President and Chief Executive Officer

April 7, 2020	By:	/s/ Ike Makrimichalos
Ike Makrimichalos
Chief Financial Officer (Principal
Financial and Accounting Officer)

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Marc Hazout*	Chairman of the Board, President and Chief Executive Officer	April 7, 2020
Marc Hazout	(principal executive officer) and Director

/s/ Ike Makrimichalos	Chief Financial Officer	April 7, 2020
Ike Makrimichalos	(principal financial and accounting officer)

/s/ Vincent Ramoutar	Director	April 7, 2020
Vincent Ramoutar

/s/ Laurence Zeifman	Director	April 7, 2020
Laurence Zeifman

/s/ Ryan Duffy	Director	April 7, 2020
Ryan Duffy

/s/ Andrea Calla	Director	April 7, 2020
Andrea Calla