Form 10-K/A
period 2019-12-31
SusGlobal Energy Corp.
filed 2020-05-14
CIK 1652539

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2019

[ ]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

Commission file number: 000-56024

SUSGLOBAL ENERGY CORP.

(Exact name of registrant as specified in its charter)

Delaware	38-4039116
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

200 Davenport Road

Toronto, Ontario, Canada M5R1J2

(Address of Principal Executive Office)

(416) 223-8500

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act of 1933. Yes [  ] No [X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files. Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or smaller reporting company. See definition of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller Reporting Company [X]
Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes [  ] No [X]

The number of shares of Common Stock, $0.0001 par value, of the registrant outstanding as of April 7, 2020 was 60,501,830.

Documents Incorporated by Reference: None.

EXPLANATORY NOTE

SusGlobal Energy Corp. (the "Company") is filing this amendment (this "Amendment") to its Annual Report on Form 10-K, filed on April 7, 2020 (the "Original Form 10-K"), solely to disclose that the Company had filed the Original Form 10-K after the March 30, 2020 deadline applicable to the Company for the filing of a Form 10-K in reliance on the 45-day extension provided by an order issued by the U.S. Securities and Exchange Commission (the "SEC") under Section 36 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), Modifying Exemptions From the Reporting and Proxy Delivery Requirements for Public Companies, dated March 25, 2020 (Release No. 34-88465) (the "Order").

On March 30, 2020, the Company filed a Current Report on Form 8-K to indicate its intention to rely on the Order for such extension. Consistent with the Company's statements made in the Form 8-K, the Company was unable to file the Original Form 10-K until April 7, 2020 because the Company's operations and business have experienced significant disruptions due to the unprecedented conditions surrounding the coronavirus ("COVID-19") pandemic. Starting from early March 2020, the Company's employees and external auditors have been asked to work remotely. As a result, the Company's books and records have not been easily accessible and communication among internal financial staff and external auditors have been challenging, resulting in delay in preparation and completion of its consolidated financial statements. Specifically, the Company relied on the Order due to the limited availability of key Company personnel due to social quarantining and work from home orders. Additionally, the Company's management team was not able to devote the requisite time and attention to prepare and finalize the Original Form 10-K prior to the deadline of March 30, 2020, as it has had to address the emergent business and operational issues resulting from COVID-19.

In addition, as required by Rule 12b-15 under the Exchange Act, the Company is including in this Amendment certifications from its Chief Executive Officer and Chief Financial Officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act as exhibits to this Amendment. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. We are not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment.

Except as described above, this Amendment does not modify or update disclosures in, or exhibits to, the Original Form 10-K. Furthermore, this Amendment does not change any previously reported financial results, nor does it reflect events occurring after the filing of the Original Form 10-K. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and the Company's filings with the SEC subsequent to the filing of the Original Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules

            (a) (3) Exhibits:

Exhibit No.	Description

31.1*	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

31.2*	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUSGLOBAL ENERGY CORP.

May 14, 2020	By:	/s/ Marc Hazout
Marc Hazout
Executive Chairman, President and Chief Executive Officer

May 14, 2020	By:	/s/ Ike Makrimichalos
Ike Makrimichalos
Chief Financial Officer (Principal
Financial and Accounting Officer)

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Marc Hazout*	Chairman of the Board, President and Chief Executive Officer	May 14, 2020
Marc Hazout	(principal executive officer) and Director

/s/ Ike Makrimichalos	Chief Financial Officer	May 14, 2020
Ike Makrimichalos	(principal financial and accounting officer)

/s/ Vincent Ramoutar	Director	May 14, 2020
Vincent Ramoutar

/s/ Laurence Zeifman	Director	May 14, 2020
Laurence Zeifman

/s/ Ryan Duffy	Director	May 14, 2020
Ryan Duffy

/s/ Andrea Calla	Director	May 14, 2020
Andrea Calla