Form 10-Q
period 2020-03-31
SusGlobal Energy Corp.
filed 2020-05-15
CIK 1652539

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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
Yes [  ]      No [X]

The number of shares of the registrant's common stock outstanding as of May 15, 2020 was 64,859,127 shares.

SusGlobal Energy Corp.
INDEX TO FORM 10-Q
For the Three-Month Periods Ended March 31, 2020 and 2019

3

SUSGLOBAL ENERGY CORP.
INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020 and 2019

(Expressed in United States Dollars)

CONTENTS

Interim Condensed Consolidated Balance Sheets	5
Interim Condensed Consolidated Statements of Operations and Comprehensive Loss	6
Interim Condensed Consolidated Statements of Stockholders' Deficit	7
Interim Condensed Consolidated Statements of Cash Flows	8
Notes to the Interim Condensed Consolidated Financial Statements	9-22

SusGlobal Energy Corp.
Interim Condensed Consolidated Balance Sheets
As at March 31, 2020 and December 31, 2019
(Expressed in United States Dollars)
(unaudited)

	March 31,	December 31,
	2020	2019
ASSETS
Current Assets
Cash and cash equivalents	$15,002	$7,926
Restricted cash-funds held in trust (note 6)	390,138	467,798
Trade receivables	173,791	121,276
Government remittances receivable	31,745	38,578
Other receivables	13,808	20,624
Inventory	4,071	5,389
Prepaid expenses and deposits	30,609	46,028

Total Current Assets	659,164	707,619

Intangible Assets (note 7)	219,237	237,271
Long-lived Assets, net (note 8)	4,574,406	4,762,453
Long-Term Assets	4,793,643	4,999,724
Total Assets	$5,452,807	$5,707,343
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities Accounts payable (note 9)	$951,664	$958,313
Government remittances payable	68,695	35,187
Accrued liabilities (notes 9, 10, 12, 13 and 14)	648,165	487,592
Advance	-	3,255
Deferred revenue	16,214	9,239
Current portion of long-term debt (note 10)	3,533,565	3,859,401
Current portion of obligations under capital lease (note 11)	440,364	218,069
Convertible promissory notes (note 12)	1,485,673	1,406,029
Mortgage payable (note 13)	1,811,669	1,934,276
Loans payable to related party (note 14)	70,490	-

Total Liabilities	9,026,499	8,911,361

Stockholders' Deficiency
Preferred stock, $.0001 par value, 10,000,000 authorized, none issued and outstanding Common stock, $.0001 par value, 150,000,000 authorized, 60,501,830 (2019- 51,784,504) shares issued and outstanding (note 15)	6,052	5,180
Additional paid-in capital	8,525,946	7,450,091
Subscription payable	7,250	-
Stock compensation reserve	-	1,000,000
Accumulated deficit	(12,204,787)	(11,449,497)
Accumulated other comprehensive income (loss)	91,847	(209,792)

Stockholders' deficiency	(3,573,692)	(3,204,018)

Total Liabilities and Stockholders' Deficiency	$5,452,807	$5,707,343
Going concern (note 2)
Commitments (note 16)
Subsequent events (note 18)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SusGlobal Energy Corp.
Interim Condensed Consolidated Statements of Operations and Comprehensive Loss
For the three-month periods ended March 31, 2020 and 2019
(Expressed in United States Dollars)
(unaudited)

	For the three-month periods ended
	March 31,	March 31,
	2020	2019

Revenue	$350,197	$253,138

Cost of Sales
Opening inventory	5,389	18,550
Depreciation	113,109	95,754
Direct wages and benefits	76,183	49,365
Equipment rental, delivery, fuel and repairs and maintenance	61,302	99,566
Utilities	38,277	27,531
Outside contractors	3,573	105
	297,833	290,871
Less: closing inventory	(4,071)	(26,409)
Total cost of sales	293,762	264,462

Gross profit (loss)	56,435	(11,324))

Operating expenses
Management compensation-stock- based
compensation (note 9)	-	332,500
Management compensation-fees (note 9)	51,357	81,238
Marketing	2,917	280,000
Professional fees	81,448	134,702
Interest expense and default amounts (notes 9, 10, 11, 12, 13 and 14)	312,291	105,023
Office and administration	55,685	58,182
Rent and occupancy (note 9)	28,297	24,241
Insurance	18,179	14,059
Filing fees	13,880	12,683
Amortization of financing costs	92,538	11,997
Directors' compensation (note 9)	(1,420)	2,952
Repairs and maintenance	6,458	2,261
Foreign exchange loss	150,095	9,382
Total operating expenses	811,725	1,069,220

Net loss	(755,290)	(1,080,544)
Other comprehensive income (loss)
Foreign exchange gain (loss)	301,639	(27,505)

Comprehensive loss	$(453,651)	$(1,108,049)

Net loss per share-basic and diluted	$(0.01)	$(0.03)

Weighted average number of common shares outstanding- basic and diluted	57,441,740	41,291,864

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SusGlobal Energy Corp.
Interim Condensed Consolidated Statements of Changes in Stockholders' Deficiency
For the three-month periods ended March 31, 2020 and 2019
(Expressed in United States Dollars)
(unaudited)

	Number of Shares	Common Shares	Additional Paid- in Capital	Share Subscriptions Payable	Stock Compensation Reserve	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Stockholders' Deficiency
Balance-December 31, 2019	51,784,504	$5,180	$7,450,091	$-	$1,000,000	$(11,449,497)	$(209,792)	$(3,204,018)
Shares issued on vesting of 2019 stock award	1,000,000	100	999,900	-	(1,000,000)	-	-	-
Shares issued for conversion of debt to equity	7,717,326	772	75,955	-	-	-	-	76,727
Conversion of debt to equity on shares yet to be issued	-	-	-	7,250	-	-	-	7,250
Other comprehensive loss	-	-	-	-	-	-	301,639	301,639
Net loss	-	-	-	-	-	(755,290)	-	(755,290)
Balance-March 31, 2020	60,501,830	$6,052	$8,525,946	$7,250	$-	$(12,204,787)	$91,847	$(3,573,692)

Balance-December 31, 2018	40,299,531	4,031	5,754,260	4,600	1,330,000	(8,554,312))	(80,827))	(1,542,248))
Shares issued for proceeds previously received	5,000	1	4,599	(4,600)	-	-	-	-
Shares issued on vesting of 2018 stock award	1,000,000	100	999,900	-	(1,000,000)	-	-	-
Shares issued for professional services	100,000	10	52,990	-	-	-	-	53,000
Stock compensation expensed on vesting of stock awards	-	-	-	-	332,500	-	-	332,500
Other comprehensive loss	-	-	-	-	-	-	(27,505	(27,505)
Net loss	-	-	-	-	-	(1,080,544)	-	(1,080,544)
Balance-March 31, 2019	41,404,531	$4,142	$6,811,749	$-	$662,500	$(9,634,856)	$(108,332)	$(2,264,797)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SusGlobal Energy Corp.
Interim Condensed Consolidated Statements of Cash Flows
For the three-month periods ended March 31, 2020 and 2019
(Expressed in United States Dollars)
(unaudited)

	For the three-month period ended March 31, 2020	For the three-month period ended March 31, 2019
Cash flows from operating activities
Net loss	$(755,290)	$(1,080,544)
Adjustments for:
Depreciation	114,374	97,701
Amortization of intangible assets	551	50
Amortization of operating right-of-use asset	-	3,663
Non-cash professional fees on conversion of debt	1,416	-
Amortization of financing fees	92,538	11,997
Stock-based compensation	-	332,500
Shares issued for professional services	-	53,000
Changes in non-cash working capital:
Trade receivables	(66,262)	31,239
Government remittances receivable	3,777	4,435
Other receivables	5,358	-
Inventory	912	(7,511)
Prepaid expenses and deposits	12,179	(87,561)
Accounts payable	78,407	37,207
Government remittances payable	38,518	(34,591)
Accrued liabilities	218,222	(29,316)
Deferred revenue	8,188	-
Net cash used in operating activities	(247,112)	(667,731)
Cash flows from investing activities
Purchase of intangible assets	(2,574)	(10,777
Purchase of long-lived assets (i)	(50,352)
Net cash used in investing activities	(52,926)	(10,777)
Cash flows from financing activities
Bank indebtedness	-	4,055
Repayments of advance	(3,147)	-
Repayment of long-term debt	-	(21,109)
Repayments of obligations under capital lease	(35,856)	(16,665)
Advances of convertible promissory notes (ii)	103,441	758,500
Repayments of operating lease liability	-	(1,107)
Advances of mortgage payable	3,686	-
Advances of loans payable to related parties	74,430	-
Repayment of loans payable to related parties	-	(94,025)
Net cash provided by financing activities	142,554	629,649
Effect of exchange rate on cash	86,900	6,148
Decrease in cash	(70,584)	(42,711)
Cash and cash equivalents-beginning of period	475,724	42,711
Cash and cash equivalents-end of period	$405,140	$-
Cash and cash equivalents	15,002	-
Restricted cash	390,138	-
Cash, and cash equivalents and restricted cash	$405,140	$-
Supplemental Cash Flow Disclosures:
Interest paid	$51,620	$81,394
Income taxes paid	-	-

(i)	Refer to note 11, obligations under capital lease, for details on the non-cash purchase of certain long-lived assets.
(ii)	Refer to note 12, convertible promissory notes, for the issuance of capital stock on the conversion of debt.

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2020 and 2019
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

As at March 31, 2020, the Company had a working capital deficit of $8,367,335 (December 31, 2019-$8,203,742), incurred a net loss of $755,290 (2019-$1,080,544) for the three months ended March 31, 2020 and had an accumulated deficit of $12,204,787 (December 31, 2019-$11,449,497) and expects to incur further losses in the development of its business.

On March 31, 2020, Pace Savings & Credit Union Limited ("PACE") and the Company reached an agreement for the repayment of the outstanding amounts owing to PACE. One of the credit facilities, in the amount of $34,391 ($48,788 CAD), was repaid in full on April 3, 2020 and the remaining credit facilities and the corporate term loan are to be repaid on or before September 30, 2020. Management continues discussions with a Canadian chartered bank to re-finance its remaining obligations to PACE.

The Company has defaulted on the convertible promissory notes (see note 12). As a result, the amounts owing to PACE (see note 10) and the obligations under capital lease (see note 11), are also in default.

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2020 and 2019
(Expressed in United States Dollars)
(unaudited)

2. Going Concern, (continued)

These factors cast substantial doubt as to the Company's ability to continue as a going concern, which is dependent upon its ability to obtain the necessary financing to further the development of its business, satisfy its obligations to PACE and its other creditors, whose debts are also in default and upon achieving profitable operations. There is no assurance of funding being available or available on acceptable terms. Realization values may be substantially different from carrying values as shown.

Beginning in March 2020 the Governments of Canada and Ontario, as well as foreign governments, instituted emergency measures as a result of the novel strain of coronavirus ("COVID-19). The virus has had a major impact on Canadian and international securities and currency markets and consumer activity which may impact the Company's financial position, its results of operations and its cash flows significantly. The situation is constantly evolving, however, so the extent to which the COVID-19 outbreak will impact businesses and the economy is highly uncertain and cannot be predicted. Accordingly, the Company cannot predict the extent to which its financial position, results of operations and cash flows will be affected in the future.

These interim condensed consolidated financial statements do not include any adjustments to reflect the future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result if the Company was unable to continue as a going concern.

3. Significant Accounting Policies

These interim condensed consolidated financial statements do not include all of the information and footnotes required by US GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements of the Company for the years ended December 31, 2019 and 2018 and their accompanying notes.

4. Recent Adopted Accounting Pronouncements

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

On January 1, 2020, the Company adopted ASU No. 2018-13, "Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurements to ASC Topic 820, Fair Value Movement. ASU No. 2018-13 modifies the disclosure requirements for fair value measurements by removing, modifying, and/or adding certain disclosures. The adoption of ASU No. 2018-13, did not have a significant impact on the Company's consolidated financial statements.

On January 1, 2020, the Company adopted ASU No. 2017-04, "Intangibles-Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment". The new standard simplifies the accounting for goodwill impairments by eliminating step 2 from the goodwill quantitative impairment test. Instead, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is to be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. The adoption of ASU No. 2017-04, did not have a significant impact on the Company's consolidated financial statements.

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2020 and 2019
(Expressed in United States Dollars)
(unaudited)

5. Financial Instruments

The carrying value of cash and cash equivalents, funds held in trust, trade and other receivables, accounts payable and accrued liabilities approximated their fair values as of March 31, 2020 and December 31, 2019, due to their short-term nature. The carrying value of the advance, long-term debt, obligations under capital lease, convertible promissory notes, mortgage payable and loans payable to related party approximated their fair values due to their market interest rates.

Interest, Credit and Concentration Risk

Interest rate risk is the risk borne by an interest-bearing asset or liability as a result of fluctuations in interest rates. Financial assets and financial liabilities with variable interest rates expose the Company to cash flow interest rate risk.

In the opinion of management, the Company is exposed to significant interest rate risk on its long-term debt, convertible promissory notes and mortgage payable of $6,830,907 ($9,690,604 CAD) (2019-$7,199,706; $9,351,482 CAD).

Credit risk is the risk of loss associated with a counterparty's inability to perform its payment obligations. As at March 31, 2020, the Company's credit risk is primarily attributable to cash and cash equivalents and trade receivables.  As at March 31, 2020, the Company's cash and cash equivalents were held with reputable Canadian chartered banks and a credit union.

With regards to credit risk with customers, the customers' credit evaluation is reviewed by management and account monitoring procedures are used to minimize the risk of loss. The Company believes that no additional credit risk beyond amounts provided for by the allowance for doubtful accounts are inherent in accounts receivable. As at March 31, 2020, the allowance for doubtful accounts was $668 ($948 CAD) (December 31, 2019-$730; $948 CAD).

As at March 31, 2020, the Company is exposed to concentration risk as it had six customers (December 31, 2019-six customers) representing greater than 5% of total trade receivables and six customers (December 31, 2019-six customers) represented 85% (December 31, 2019-90%) of trade receivables. The Company had certain customers whose revenue individually represented 10% or more of the Company's total revenue. These customers accounted for 86% (27%,14%, 12%, 12%, 11% and 10%) (March 31, 2019-90%; 42%, 26%, 11% and 11%) of total revenue.

Liquidity Risk

Liquidity risk is the risk that the Company is unable to meet its obligations as they fall due. The Company takes steps to ensure it has sufficient working capital and available sources of financing to meet future cash requirements for capital programs and operations. Management is in discussions with a Canadian chartered bank to refinance its obligations to PACE and to another creditor. Refer also to going concern, note 2.

The Company actively monitors its liquidity to ensure that its cash flows and working capital are adequate to support its financial obligations and the Company's capital programs. In order to continue operations, the Company will need to raise capital, repay PACE for all of its outstanding obligations and complete the refinancing of its real property and organic composting facility. There is no assurance of funding being available or available on acceptable terms. Realization values may be substantially different from carrying values as shown. Refer also to going concern, note 2.

Currency Risk

Although the Company's functional currency is the CAD, the Company realizes a portion of its expenses in USD. Consequently, certain assets and liabilities are exposed to foreign currency fluctuations. As at March 31, 2020, $379,228 (December 31, 2019-$258,403) of the Company's net monetary liabilities were denominated in USD. The Company has not entered into any hedging transactions to reduce the exposure to currency risk.

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2020 and 2019
(Expressed in United States Dollars)
(unaudited)

6. Restricted Cash-Funds Held in Trust

The funds held in trust are required to satisfy certain outstanding payments to PACE, including the repayment in full of one of the credit facilities in the amount of $34,391 ($48,788 CAD) and to bring the remaining outstanding PACE amounts current. The funds held in trust were provided to PACE on April 3, 2020. Refer also to going concern, note 2 and long-term debt, note 10.

7. Intangible Assets

	March 31, 2020	December 31, 2019
Technology license (net of accumulated amortization of $981 (2019- $931))	$1,020	$1,070
Customer list-limited life-$7,937 CAD (net of accumulated amortization of $1,598) ($2,268 CAD) (2019-$8,617 CAD (net of accumulated amortization of $1,222 ($1,588 CAD))	5,595	6,634
Trademarks-indefinite life-$18,935 CAD	13,347	11,916
Environmental compliance approvals-indefinite life- $282,700 CAD	199,275	217,651
	$219,237	$237,271

In 2019 and for the three-month period ended March 31, 2020, the Company incurred fees to register various trademarks in the United States and Canada, in the amount $13,347 ($18,935 CAD).

On September 15, 2017, the Company acquired the environmental compliance approvals, having an indefinite life, on the purchase of certain assets from BDO Canada Limited ("BDO") under an asset purchase agreement (the "APA").

Effective May 24, 2019, the Company acquired an additional environmental compliance approval, having an indefinite life, of $74,370 ($100,000 CAD). The Company also acquired a customer list of $6,645 ($8,617 CAD), net of accumulated amortization of $1,222 ($1,588 CAD), relating to certain municipal contracts (forty-five-month life) on the purchase of the shares of 1684567.

8. Long-lived Assets, net

		March 31,		December 31,
		2020		2019
	Cost	Accumulated	Net book value	Net book value
		depreciation
Land	$1,304,694	$-	$1,304,694	$1,425,002
Composting buildings	2,130,519	316,725	1,813,794	1,965,690
Gore cover system	1,000,122	228,701	771,421	869,864
Driveway and paving	326,721	66,433	260,288	291,427
Machinery and equipment	60,979	42,637	18,342	22,270
Equipment under capital lease	656,262	267,070	389,192	167,578
Office trailer	8,459	5,185	3,274	4,268
Vacuum trailer	5,287	1,190	4,097	4,908
Computer equipment	6,230	4,865	1,365	1,862
Computer software	6,485	6,485	-	-
Automotive equipment	9,537	3,054	6,483	7,863
Signage	2,393	937	1,456	1,721
	$5,517,688	$943,282	$4,574,406	$4,762,453

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2020 and 2019
(Expressed in United States Dollars)
(unaudited)

9. Related Party Transactions

For the three-month period ended March 31, 2020, the Company incurred $33,494 ($45,000 CAD)  (2019-$33,849; $45,000 CAD)  in management fees expense with Travellers International Inc. ("Travellers"), an Ontario company controlled by a director and the president and chief executive officer (the "CEO"); $nil ($nil CAD)  (2019-$33,849; $45,000 CAD) in management fees expense with Landfill Gas Canada Ltd. ("LFGC"), an Ontario company controlled by a former director and former chief executive officer and $17,863 ($24,000 CAD) (2019-$13,540; $18,000 CAD)  in management fees expense with the Company's chief financial officer (the "CFO").  As at March 31, 2020, unpaid remuneration and unpaid expenses in the amount of $304,324 ($431,727 CAD) (December 31, 2019-$324,303; $421,227 CAD) is included in accounts payable and $11,278 ($16,000 CAD) (December 31, 2019-$12,318; $16,000 CAD) is included in accrued liabilities in the interim condensed consolidated balance sheets.

In addition, during the three-month period ended March 31, 2020, the Company incurred interest expense of $441 ($592 CAD) (2019-$3,802; $5,055 CAD) on outstanding loans from Travellers and $nil ($nil CAD) (2019-$1,669; $2,219 CAD) on outstanding loans from the directors. As at March 31, 2020, interest of $417 ($592 CAD) (December 31, 2019-$nil; $nil CAD) on the loans outstanding to Travellers is included in accrued liabilities in the interim condensed consolidated balance sheets.

For the three-month period ended March 31, 2020, the Company incurred $17,523 ($23,543 CAD) (2019-$16,998; $22,598 CAD) in rent expense paid under a rental agreement with Haute Inc. ("Haute"), an Ontario company controlled by the CEO.

For those independent directors providing their services throughout 2019, the Company accrued directors' compensation totaling $1,200, based on the subsequent issuance of 20,000 common shares of the Company to each of the five directors that are expected to be issued subsequent to March 31, 2020. And, for services provided in the three-month period ended March 31, 2020, $240 (2019-$2,200). The directors' compensation was priced based on the trading price of the shares at the close of business on March 31, 2020 and will be recorded based on the trading price of the shares, immediately prior to issuance. Also included in directors' compensation for the three-month period ended March 31, 2020, are the audit committee chairman's fees, in the amount of $744 ($1,000 CAD) (2019 $752; $1,000 CAD). As at March 31, 2020, outstanding directors' compensation of $797 ($1,130 CAD) (December 31, 2019-$3,480; $4,520 CAD) is included in accounts payable and $2,145 (December 31, 2019-$3,650) is included in accrued liabilities, in the interim condensed consolidated balance sheets.

Furthermore, for the three-month period ended March 31, 2020, the Company recognized management compensation expense of $nil (2019-$332,500), on the vesting of restricted stock units ("RSUs") granted in prior years to the CEO and the former chief executive officer. On January 10, 2020, the CEO's remaining RSUs were exchanged into 1,000,000 common shares of the Company. Based on private placement pricing at the time of the granting of the RSUs, the common shares issued to the CEO on the exchange of the 1,000,000 RSUs, was determined to be valued at $1,000,000.

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2020 and 2019
(Expressed in United States Dollars)
(unaudited)

10. Long-Term Debt

	Credit	Credit	Credit	Corporate	March 31, 2020	December 31, 2019
	Facility	Facility	Facility	Term Loan	Total	Total

Long-Term Debt	$707,053	$395,413	$34,391	$2,396,708	$3,533,565	$3,859,401
Current portion	(707,053)	(395,413)	(34,391)	(2,396,708)	(3,533,565)	(3,859,401)
Long-term portion	$-	$-	$-	$-	$-	$-

The presentation above is based on the due on demand terms of the long-term debt.

On March 31, 2020, PACE and the Company reached an agreement with respect to the repayment of the outstanding balances owing to PACE. One of the credit facilities, in the amount of $34,391 ($48,788 CAD), was repaid in full on April 3, 2020, as noted below and the remaining credit facilities and the corporate term loan are due on or before September 30, 2020. On April 3, 2020, the Company provided PACE with funds, held in trust on March 31, 2020, to bring the remaining credit facilities and the corporate term loan current. The funds remaining, which were held in trust on March 31, 2020 are to be used to satisfy the principal and interest payments on the noted debt through July 2020. In addition, the letter of credit the Company has with PACE in favor of the Ministry of the Environment, Conservation and Parks (the "MECP"), will be renewed from the current expiry date of June 30, 2020 to September 30, 2020, at the appropriate time. On April 3, 2020, the shares previously pledged as security to PACE, were released. However, the personal guarantee from the CEO and charge against the Company's premises lease remain unchanged. This long-term debt is considered to be in default as a result of defaults on the convertible promissory notes (see note 12). As a result, PACE may demand repayment before September 30, 2020.

Refer also to going concern, note 2.

The long-term debt was initially payable  as noted below.

(a)

The credit facility bears interest at the PACE base rate of 7.00% plus 1.25% per annum, currently 8.25%, is payable in monthly blended installments of principal and interest of $6,178 ($8,764 CAD), and matures on September 2, 2022. The first and only advance on the credit facility on February 2, 2017, in the amount of $1,127,840 ($1,600,000 CAD), is secured by a business loan general security agreement, a $1,127,840 ($1,600,000 CAD) personal guarantee from the CEO and a charge against the Company's premises lease. Also pledged as security are the shares of the wholly-owned subsidiaries, a pledge of 3,300,000 of the Company's shares held by LFGC, 500,000 of the Company's shares held by the CFO, 2,000,000 of the Company's shares held by a director's company and a limited recourse guarantee against each of these parties. As noted above, the pledged shares were delivered by PACE to the Company's counsel. The credit facility is fully open for prepayment at any time without notice or bonus.

(b)

The credit facility advanced on June 15, 2017, in the amount of $422,940 ($600,000 CAD), bears interest at the PACE base of 7.00% plus 1.25% per annum, currently 8.25%, is payable in monthly blended installments of principal and interest of $3,455 ($4,901 CAD), and matures on September 2, 2022. The credit facility is secured by a variable rate business loan agreement on the same terms, conditions and security as noted above.

(c)

The credit facility advanced on August 4, 2017, in the amount of $35,245 ($50,000 CAD), bears interest at the PACE base of 7.00% plus 1.25% per annum, currently 8.25%, is payable in monthly blended installments of principal and interest of $301 ($427 CAD), and matures on September 4, 2022. The credit facility is secured by a variable rate business loan agreement on the same terms, conditions and security as noted above.

(d)

The corporate term loan advanced on September 13, 2017, in the amount of $2,625,151 ($3,724,147 CAD), bears interest at PACE base rate of 7.00% plus 1.25% per annum, currently 8.25%, is payable in monthly blended installments of principal and interest of $20,943 ($29,711 CAD), and matures September 13, 2022. The corporate term loan is secured by a business loan general security agreement representing a floating charge over the assets and undertakings of the Company, a first priority charge under a registered debenture and a lien registered under the Personal Property Security Act in the amount of $2,820,289 ($4,000,978 CAD) against the assets including inventory, accounts receivable and equipment. The corporate term loan also included an assignment of existing contracts included in the APA.

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2020 and 2019
(Expressed in United States Dollars)
(unaudited)

10. Long-Term Debt, (continued)

For the three-month period ended March 31, 2020, $76,749 ($103,116 CAD) (2019-$77,619; $103,189 CAD) in interest was incurred. As at March 31, 2020 $187,066 ($265,379 CAD) (December 31, 2019-$124,926; $162,263 CAD) in accrued interest is included in accrued liabilities.

11. Obligations under Capital Lease

				March 31,	December 31,
				2020	2019
	(a)	(b)	(c)	Total	Total
Obligations under Capital Lease	$89,067	$90,343	$260,954	$440,364	$218,069
Less: current portion	(89,067)	(90,343)	(260,954)	(440,364)	(218,069)
Long-term portion	$-	$-	$-	$-	$-

As a result of the convertible promissory notes defaults, these leases are also in default (see note 12). The lessor may demand full repayment of these obligations under capital lease. As a result, the obligations under capital lease have been presented as current liabilities. The original terms of the obligations under capital lease are noted below under paragraphs (a), (b) and (c). Refer also to going concern, note 2.

(a) The lease agreement for certain equipment for the Company's organic composting facility at a cost of $202,060 ($286,650 CAD), is payable in monthly blended installments of principal and interest of $4,117 ($5,840 CAD), plus applicable harmonized sales taxes and an option to purchase the equipment for a final payment of $20,160 ($28,600 CAD), plus applicable harmonized sales taxes on October 31, 2021. The lease agreement bears interest at the rate of 5.982% annually, compounded monthly, due September 30, 2021.

(b) The lease agreement for certain equipment for the Company's organic composting facility at a cost of $174,428 ($247,450 CAD), is payable in monthly blended installments of principal and interest of $3,608 ($5,118 CAD), plus applicable harmonized sales taxes for a period of forty-six months plus the first two monthly blended installments of $7,049 ($10,000 CAD) plus applicable harmonized sales taxes and an option to purchase the equipment for a final payment of $ 17,397 ($24,680 CAD) plus applicable harmonized sales taxes on February 27, 2022. The leasing agreement bears interest at the rate of 6.15% annually, compounded monthly, due January 27, 2022.

(c) The lease agreement for certain equipment for the Company's organic composting facility at a cost of $274,664 ($389,650 CAD), is payable in monthly blended installments of principal and interest of $4,830 ($6,852 CAD), plus applicable harmonized sales taxes for a period of fifty-nine months plus an initial deposit of $13,710 ($19,450 CAD) plus applicable harmonized sales taxes and an option to purchase the equipment for a final payment of a nominal amount of $70 ($100 CAD) plus applicable harmonized sales taxes on February 27, 2025. The leasing agreement bears interest at the rate of 3.59% annually, compounded monthly, due February 27, 2025.

The lease liabilities are secured by the equipment under capital lease as described in note 8.

Minimum lease payments as per the original terms of the obligations under capital lease are as follows:

In the nine-month period ending December 31, 2020	$117,823
In the year ending December 31, 2021	158,466
In the year ending December 31, 2022	78,968
In the year ending December 31, 2023	57,963
In the year ending December 31, 2024	57,963
In the year ending December 31, 2025	4,900
476,083
Less: imputed interest	(35,719)
Total	$440,364

For the three-month period ended March 31, 2020, $3,089 ($4,150 CAD) (2019-$3,670; $4,879 CAD in interest was incurred.

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2020 and 2019
(Expressed in United States Dollars)
(unaudited)

12. Convertible Promissory Notes

		March 31, 2020	December 31, 2019

(a)	Convertible promissory notes-January 28, 2019 (net of unamortized financing costs of $nil (2019- $1,918))	$258,073	$176,964
(b)	Convertible promissory notes-March 7 and March 8, 2019 (net of unamortized financing costs of $nil) (2019- $25,625))	712,000	724,375
(c)	Convertible promissory note-May 23, 2019 (net of unamortized financing costs of $6,643 (2019-$17,924))	213,357	217,076
(d)	Convertible promissory note-July 19, 2019 (net of unamortized financing costs of $9,576 (2019-$17,411))	160,424	152,589
(e)	Convertible promissory note-October 17, 2019 (net of accumulated financing costs of $14,181 (2019-$20,975)	141,819	135,025
		$1,485,673	$1,406,029

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

The maturity date of each of the January 2019 Investor Notes is January 28, 2020 (the "January 2019 Maturity Dates"). The Notes bear interest at a rate of twelve percent (12%) per annum (the "January 2019 Interest Rate"), which interest shall be paid by the Company to the January 2019 Investors in Common Stock at any time the January 2019 Investors send a notice of conversion to the Company. The January 2019 Investors are entitled to, at their option, convert all or any amount of the principal face amount and any accrued but unpaid interest of the January 2019 Notes into Common Stock, at any time, at a conversion price for each share of Common Stock equal to 65% multiplied by the lowest trading price (as defined in the January 2019 Notes) of the Common Stock as reported on the National Quotations Bureau OTC Marketplace exchange upon which the Company's shares are traded during the twenty (20) consecutive Trading Day period immediately preceding (i) the January 2019 Effective Date; or (ii) the conversion date.

The Company has reserved a minimum of eight (8) times the number of its authorized and unissued Common Stock (the "January 2019 Reserved Amounts"), free from pre-emptive rights, to provide for the issuance of Common Stock upon the full conversion of the January 2019 Notes. Upon full conversion of the January 2019 Investor Notes, any shares remaining in such reserve shall be cancelled. The Company increases the January 2019 Reserved Amount in accordance with the Company's obligations under the January 2019 Investor Notes.

Since the January 2019 Investor Notes were not repaid by their January 28, 2020 maturity date, they are in default and the outstanding balance (principal plus accrued interest) of each of the January 2019 Investor Notes was increased by 50% and increased by a further $15,000 (together the "Default Amounts") along with the interest rate increasing from 12% to 24% annually. The January 2019 Investors continue to have the option to require the Company to immediately issue, in lieu of the Default Amount, the number of shares of common stock of the Company equal to the Default Amount divided by the conversion price then in effect.

During the three-month period ended March 31, 2020, the January 2019 Investors converted a total of $17,000 of their January 2019 Investor Notes.

SusGlobal Energy Corp. Notes to the Interim Condensed Consolidated Financial Statements March 31, 2020 and 2019 (Expressed in United States Dollars) (unaudited)

12. Convertible Promissory Notes, (continued)

(b)

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

The Company reserved a minimum of eight (8) times the number of its authorized and unissued Common Stock (the "March 2019 Reserved Amounts"), free from pre-emptive rights, to provide for the issuance of Common Stock upon the full conversion of the March 2019 Investor Notes. Upon full conversion of the March 2019 Investor Notes, any shares remaining in such reserve shall be cancelled. The Company increases the March 2019 Reserved Amount in accordance with the Company's obligations under the March 2019 Investor Notes.

Since the March 2019 Investor Notes were not repaid by their March 7, 2020 and March 8, 2020 maturity dates, they are also in default resulting in the interest rate on the 2019 March Investor Notes increasing from 12% to 24% annually, effective January 28, 2020. The March 2019 Investors continue to have the option to convert their March 2019 Investor Notes.

During the three-month period ended March 31, 2020, the March 2019 Investors converted a total of $38,000 of their March 2019 Investor Notes.

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

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2020 and 2019
(Expressed in United States Dollars)
(unaudited)

12. Convertible Promissory Notes, (continued)

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

The Company initially reserved 10,937,000 of its authorized and unissued Common Stock (the "May 2019 Reserved Amount"), free from pre-emptive rights, to provide for the issuance of Common Stock upon the full conversion of the May 2019 Investor Note. Upon full conversion of the May 2019 Investor note, any shares remaining in such reserve shall be cancelled. The Company increases the May 2019 Reserved Amount in accordance with the Company's obligations under the May 2019 Investor Note.

As a result of the January 2019 Investor Notes and the March 2019 Investor Notes not having been repaid by their respective due dates, this default resulted in the interest rate on the May 2019 Investor Note increasing from 12% to 24% annually, effective January 28, 2020. The May 2019 Investor continues to have the option to convert their May 2019 Investor Note.

During the three-month period ended March 31, 2020, the May 2019 Investor converted a total of $15,000 of its May 2019 Note.

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

The Company initially reserved 5,604,000 of its authorized and unissued Common Stock (the "July 2019 Reserved Amount"), free from pre-emptive rights, to provide for the issuance of Common Stock upon the full conversion of the July 2019 Investor Note. Upon full conversion of the July 2019 Investor Note, any shares remaining in such reserve shall be cancelled. The Company increases the July 2019 Reserved Amount in accordance with the Company's obligations under the July 2019 Investor Note.

As a result of the January 2019 Investor Notes and the March 2019 Investor Notes not having been repaid by their respective due dates, this default resulted in the interest rate on the July 2019 Investor Note increasing from 12% to 24% annually, effective January 28, 2020. The July 2019 Investor continues to have the option to convert its July 2019 Investor Note.

(e)	On October 17, 2019, the Company entered into a securities purchase agreement (the "October 2019 SPA") with one investor (the "October 2019 Investor") pursuant to which the Company issued to the October 2019 Investor one 12% unsecured convertible promissory note (the "October 2019 Investor Note") in the principal amount of $156,000. On this date, the Company received proceeds of $129,600, net of transaction related expenses of $26,400.

SusGlobal Energy Corp. Notes to the Interim Condensed Consolidated Financial Statements March 31, 2020 and 2019 (Expressed in United States Dollars) (unaudited)

 12. Convertible Promissory Notes, (continued)

The maturity date of the October 2019 Investor Note is October 17, 2020. The October 2019 Investor Note bears interest at a rate of twelve percent (12%) per annum (the "October 2019 Interest Rate"), which interest shall be paid by the Company to the October 2019 Investor in Common Stock at any time the October 2019 Investor sends a notice of conversion to the Company. The October 2019 Investor is entitled to, at its option, convert all or any amount of the principal amount and any accrued but unpaid interest of the October 2019 Investor Note into Common Stock, at any time, at a conversion price for each share of Common Stock equal to 65% multiplied by the lowest trading price (as defined in the Note) of the Common Stock as reported on the National Quotations Bureau OTC Marketplace exchange upon which the Company's shares are traded during the twenty (20) consecutive Trading Day period immediately preceding (i) the applicable October 2019 Effective Date; or (ii) the conversion date.

The Company initially reserved 22,153,000 of its authorized and unissued Common Stock (the "October 2019 Reserved Amount"), free from pre-emptive rights, to provide for the issuance of Common Stock upon the full conversion of the October 2019 Investor Note. Upon full conversion of the October 2019 Investor Note, any shares remaining in such reserve shall be cancelled. The Company increases the October 2019 Reserved Amount in accordance with the Company's obligations under the October 2019 Investor Note.

As a result of the January 2019 Investor Notes and the March 2019 Investor Notes not having been repaid by their respective due dates, this default resulted in the interest rate on the October 2019 Investor Note increasing from 12% to 24% annually, effective January 28, 2020. The October 2019 Investor continues to have the option to convert its October 2019 Investor Note.

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

For the three-month period ended March 31, 2020, the Company recorded interest and Default Amounts of $183,482 (March 31, 2019-$11,039). As at March 31, 2020, $262,385 (December 31, 2019-$130,249) of accrued interest and Default Amounts are included in accrued liabilities in the interim condensed consolidated balance sheets. In addition, during the three-month period ended March 31, 2020, $5,311 (March 31, 2019-$nil) of accrued interest was converted.

Refer also to going concern, note 2.

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2020 and 2019
(Expressed in United States Dollars)
(unaudited)

13. Mortgage Payable

The Company obtained a mortgage provided by private lenders to finance the acquisition of the shares of 1684567. The mortgage has a principal amount of $1,268,820 ($1,800,000 CAD), is repayable interest only on a monthly basis at an annual rate of the higher of the Royal Bank of Canada's prime rate plus 6.05% (currently 8.50%) and 10% per annum with a revised maturity date of October 19, 2020. The mortgage payable is secured by the shares held of 1684567, a first mortgage on the land described in note 8, long-lived assets, with a carrying value of $1,304,694 ($1,850,892 CAD), a general assignment of rents, and a fire insurance policy. In addition, on December 19, 2019, the Company received a further advance of $563,920 ($800,000 CAD) from current and additional private lenders, on the same terms as the mortgage above. Financing fees on the mortgage totaled $120,820 ($156,929 CAD).  As at March 31, 2020, $7,451 ($10,570 CAD) (December 31, 2019-$8,138; $10,570 CAD) of accrued interest is included in accrued liabilities in the interim condensed consolidated balance sheets.

	March 31, 2020	December 31, 2019

Mortgage payable, net of unamortized finance fees of $21,071 ($29,892 CAD) (2019-$67,464 ($87,627 CAD).	$1,811,669	$1,934,276

For the three-month period ended March 31, 2020, $48,380 ($65,000 CAD) (2019-$nil $nil CAD) in interest was incurred.

14. Loans Payable to Related Party

	March 31, 2020	December 31, 2019

Travellers International Inc.	$70,490	$-

Loans payable in the amount of $70,490 ($100,000 CAD) (December 31, 2019-$nil; $nil CAD), owing to Travellers bear interest at the rate of 12% per annum, are due on demand and unsecured.  As at March 31, 2020 $417 ($592 CAD) (December 31, 2019-$nil; $nil CAD) in interest was included in accrued liabilities.

For the three-month period ended March 31, 2020, $441 ($592 CAD) (March 31, 2019-$3,802; $5,055 CAD) in interest expense was incurred on loans payable to Travellers. In addition, for the three-month period ended March 31, 2020, $nil ($nil CAD) (three months ended March 31, 2019-$1,669; $2,219 CAD) in interest expense was incurred on loans payable to directors, outstanding as at March 31, 2019, in the amount of $56,122 ($75,000 CAD).

15. Capital Stock

As at March 31, 2020, the Company had 150,000,000 authorized common shares with a par value of $.0001 per share and 60,501,830 (December 31, 2019-51,784,504) issued and outstanding common shares. For the three-month period ended March 31, 2020, the Company issued 7,717,326 common shares on the conversion of unsecured promissory notes, in the amount of $70,000, including accrued interest and related cost of $6,727, a total of $76,727. The share conversion prices ranged from $0.0036 to $0.0176 per share.  On January 10, 2020, the Company issued 1,000,000 common shares on the exchange of the CEO's 1,000,000 2019 RSUs.

During the year ended December 31,2019, the Company issued 9,289,973 common shares on the conversion of unsecured convertible promissory notes in the amount of $248,618 including accrued interest and related costs of $21,162, for a total of $269,780 at conversion prices ranging from $0.0176 to $0.0910 per share. The Company also issued 100,000 common shares for professional services determined to be valued at $53,000, 80,000 common shares to directors determined to be valued at $39,200 and 5,000 common shares to each of two employees determined to be valued at $400 in total, with amounts determined based on the closing trading price on the day immediately prior to issuance. Further, 5,000 common shares were issued for proceeds received prior to December 31, 2018 of $4,600, net of share issue costs of $400. In addition, on January 8, 2019, the Company issued 1,000,000 common shares on the exchange of the CEO's 2018 RSUs determined to be valued at $1,000,000, based on private placement pricing at the time of granting the RSUs and on April 2, 2019, the Company issued 1,000,000 common shares on the exchange of the former chief executive officer's 2018 RSUs determined to be valued at $330,000, based on private placement pricing at the time of granting the RSUs.

All non-cash transactions during December 31, 2019, were valued based on the proceeds of a recent private placement

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2020 and 2019
(Expressed in United States Dollars)
(unaudited)

16. Commitments

a)

Effective January 1, 2020, new consulting agreements were finalized for the services of the CEO and the CFO. The consulting agreements are each for a period of one year, commencing January 1, 2020. The CEO's monthly fee is $10,574 ($15,000 CAD) and for the CFO $5,639 ($8,000 CAD).  The future minimum commitment under these consulting agreements, is as follows:

For the nine-month period ending December 31, 2020	$145,917

b)

The Company has agreed to lease its office premises from Haute on a month-to-month basis, at the same monthly rate of $4,229 ($6,000 CAD). The Company is responsible for all expenses and outlays in connection with its occupancy of the leased premises, including, but not limited to utilities, realty taxes and maintenance.

c)

The Company was assigned the land lease on the purchase of certain assets of Astoria Organic Matters Ltd., and Astoria Organic Matters Canada LP. The land lease, which comprises 13.88 acres in Roslin, Ontario, Canada, has a term expiring March 31, 2034. The basic monthly rent on the net lease is $2,115 ($3,000 CAD) and is subject to adjustment based on the consumer price index as published by Statistics Canada ("CPI"). To date, no adjustment for CPI has been charged. The Company is also responsible for any property taxes, maintenance, insurance and utilities. In addition, the Company has the right to extend the lease for five further terms of five years each and one further term of five years less one day. As the Company acquired the business of 1684567, the previous landlord, there are no future commitments for this lease. The Company was recently informed that, through a special provision of the site plan agreement with the City of Belleville (the "City"), Ontario, Canada, that it is required to fund road maintenance required by the City through to September 30, 2025 at an annual rate of $7,049 ($10,000 CAD). The future minimum commitment is as follows:

For the nine-month period ending December 31, 2020	$7,049
For the year ending December 31, 2021	7,049
For the year ending December 31, 2022	7,049
For the year ending December 31, 2023	7,049
For the year ending December 31, 2024	7,049
Thereafter	7,049
$42,294

PACE has provided the Company a letter of credit in favor of the MECP in the amount of $195,138 ($276,831 CAD) and, as security, has registered a charge of lease over the premises, located at 704 Phillipston Road, Roslin, Ontario, Canada. The Company is required to provide for environmental remediation and clean-up costs for its organic composting facility. The letter of credit is a requirement of the MECP and is in connection with the financial assurance provided by the Company for it to be in compliance with the MECPs environmental objectives. The MECP regularly evaluates the Company's organic waste composting facility to ensure compliance is adhered to and the letter of credit is subject to change by the MECP. Since the fair value of the environmental remediation costs cannot be determined at this time, no estimate of such costs has been recorded in the accounts. As of March 31, 2020, the MECP has not drawn on the letter of credit. PACE renewed the letter of credit to June 30, 2020, and has agreed to renew it to September 30, 2020, at the appropriate time.

17. Economic Dependence

The Company generated 86% of its revenue from six customers during the three-month period ended March 31, 2020 (March 31, 2019-90% from four customers).

18. Subsequent Events

The Company's management has evaluated subsequent events up to the date the interim condensed consolidated financial statements were issued, pursuant to the requirements of ASC 855 and has determined the following to be material subsequent events:

(a)

On April 21, 2020, the Company issued a total of 4,357,297 common shares on the conversion $16,250 in convertible promissory notes held by certain January 2019 Investors and March 2019 Investors, including interest and related costs of $2,503 for a total of $18,753.

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2020 and 2019
(Expressed in United States Dollars)
(unaudited)

18. Subsequent Events, (continued)

(b)	Subsequent to March 31, 2020, and, as a result of the COVID-19 virus, the Company applied for interest-free loans made available by the Canadian federal government and administered by Canadian chartered banks and credit unions. On April 27, 2020, the Company received a total of $56,392 ($80,000 CAD) under the Canadian Emergency Benefit Account. If the loans are repaid by December 31, 2022, 25% of the loans will be forgiven. If the loans are not repaid by December 31, 2022, the remaining balance of the loans will be converted to three-year terms bearing interest at the rate of 5% per annum.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements in this Management's Discussion and Analysis ("MD&A"), other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "would," "expect," "intend," "could," "estimate," "should," "anticipate," or "believe," and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. Readers should carefully review the risk factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the Securities and Exchange Commission on April 7, 2020.

The following MD&A is intended to help readers understand the results of our operation and financial condition, and is provided as a supplement to, and should be read in conjunction with, our Interim Unaudited Financial Statements and the accompanying Notes to Interim Unaudited Financial Statements under Part 1, Item 1 of this Quarterly Report on Form 10-Q.

Growth and percentage comparisons made herein generally refer to the three-month period ended March 31, 2020 compared with the three-month period ended March 31, 2019 unless otherwise noted. Unless otherwise indicated or unless the context otherwise requires, all references in this document to "we, "us, "our," the "Company," and similar expressions refer to SusGlobal Energy Corp., and depending on the context, its subsidiaries.

SPECIAL NOTICE ABOUT GOING CONCERN AUDIT OPINION

OUR AUDITOR ISSUED AN OPINION EXPRESSING SUBSTANTIAL DOUBT AS TO OUR ABILITY TO CONTINUE IN BUSINESS AS A GOING CONCERN FOR THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018. YOU SHOULD READ THIS QUARTERLY REPORT ON FORM 10-Q WITH THE "GOING CONCERN" ISSUES IN MIND.

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

With the growing amount of organic wastes being produced by society as a whole, a solution for sustainable global management of these wastes must be achieved. SusGlobal through its proprietary technology and processes is equipped and confident to deliver this objective. Management believes renewable energy is the energy of the future. Sources of this type of energy are more evenly distributed over the earth's surface than finite energy sources, making it an attractive alternative to petroleum-based energy. Biomass, one of the renewable resources, is derived from organic material such as forestry, food, plant and animal residuals. SusGlobal can therefore help you turn what many consider waste into precious energy and regenerative products. The portfolio will be comprised of four distinct types of technologies: (a) Process Source Separated Organics ("SSO") in anaerobic digesters to divert from landfills and recover biogas. This biogas can be converted to gaseous fuel for industrial processes, electricity to the grid or cleaned for compressed renewable gas. (b) Increasing the capacity of existing infrastructure (anaerobic digesters) to allow processing of SSO to increase biogas yield. (c) Utilize recycled plastics to produce liquid fuels and (d) process SSO and digestate to produce an organic compost or a pathogen free organic liquid fertilizer.

The convertibility of organic material into valuable end products such as biogas, liquid biofuels, organic fertilizers and compost shows the utility of renewable energy. These products can be converted into electricity, fuels and marketed to agricultural operations that are looking for an increase in crop yields, soil amendment and environmentally-sound practices. This practice also diverts these materials from landfills and reduces Greenhouse Gas Emissions ("GHG") that result from landfilling organic wastes. The Company can provide peace of mind that the full lifecycle of organic material is achieved, global benefits are realized and stewardship for total sustainability is upheld. It is management's objective to grow SusGlobal into a significant sustainable waste to energy and regenerative products provider, as Leaders in The Circular Economy™.

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

The primary focus of the services SusGlobal provides includes identifying idle or underutilized anaerobic digesters and integrating our technologies with capital investment to optimizing the operation of the existing digesters to reach their full capacity for processing SSO. Our processes not only divert significant organic waste from landfills, but also result in methane avoidance, with significant GHG reductions from waste disposal. The processes also produce renewable energy through the conversion of wastewater biosolids and organic wastes in the same equipment (co-digestion) and valuable end products such as biogas, electricity and organic fertilizer, considered Class AA organic fertilizer.

Currently, the primary customers are municipalities in both rural and urban centers throughout southern and central Ontario, Canada. Where necessary, to be in compliance with provincial and local environmental laws and regulations, SusGlobal submits applications to the respective authorities for approval prior to any necessary engineering being carried out.

The COVID-19 Outbreak May Adversely Affect Our Business Operations and Financial Condition

In December 2019, the novel coronavirus, known as COVID-19, was initially reported, and in March 2020, the World Health Organization characterized COVID-19 as a pandemic. COVID-19 has had a widespread and detrimental effect on the global economy as a result of the continued increase in the number of cases and affected countries and actions by public health and governmental authorities, businesses and other organizations and individuals to address the outbreak including limiting non-essential gatherings of people, ceasing all non-essential travel, ordering certain businesses and government agencies to cease non-essential operations at physical locations and issuing “social or physical distancing” orders, which direct individuals to remain at their places of residence (subject to limited exceptions). The COVID-19 pandemic poses the risk that we or our employees, contractors, customers, government and third party payors and others may be prevented from conducting business activities for an indefinite period of time, including due to spread of the disease within these groups or due to shutdowns that have been and may continue to be requested or mandated by governmental authorities.

The Company has continued to carry out the aggressive emergency measures set in place by the provincial government, keeping in mind, firstly, the immediate health and safety of our employees. Employees in the head office, located in Toronto, Ontario, Canada have continued to work remotely now for two months or alternating their office time, ensuring there are no other employees present. Employees at the site in Belleville, Ontario, Canada, have also been following the same procedures. The Company has prohibited face to face meetings and all previously scheduled meetings and those in the foreseeable future have and will be held by teleconference. The Company will continue following these aggressive emergency measures as long as they are in place.

The Company is fortunate that its operations have not been forced to close as we’re considered an essential service. In some cases, the receipt of organic waste has increased, the likely impact of the requirement for the public to stay in their residences, unless they themselves are employed in an essential business or service. A broad, sustained outbreak of COVID-19 will negatively impact our results and financial condition for the following reasons: (i) a large percentage of our customers are municipalities and their limited operations has resulted in some delay in the collection of outstanding receivables, impacting our cash flows, including the use of cash (ii)  members of the board, management or employee team, some of whom may be particularly at-risk for the severe symptoms of COVID-19, or of our small number of other employees, may become ill or have family members who are ill and are absent as a result, or they may elect not to come to work due to the illness affecting others in our office or facilities (iii) the outbreak may materially impact our operations for a sustained period of time due to the current travel bans and restrictions, quarantines, social or physical distancing orders and shutdowns.

The occurrence of any of the these noted events and potentially others, could have a material adverse effect on our business, financial condition and results of operations. The COVID-19 outbreak and mitigation measures have had and may continue to have an adverse impact on global economic conditions which could have an adverse effect on our business and financial condition. The extent to which the COVID-19 outbreak impacts our results will depend on future developments that are highly uncertain and cannot be predicted with confidence, including the duration and severity of the COVID-19 pandemic and any additional preventative and protective actions that governments or we or our customers, may direct, which may result in an extended period of continued business disruption and reduced operations.

RECENT BUSINESS DEVELOPMENTS

Energy Retrofit Program

On January 15, 2020, the Independent Electrical System Operator (the "IESO") pre-approved the Company's Save on Energy Retrofit Program Application (the "Program"). The total cost of the Program is estimated at $83,666 ($118,692 CAD). On successful completion, the Company expects to receive a hydro grant from the IESO of approximately 50% of the total cost of the Program, or $42,175 ($59,831 CAD). The Program is designed to realize a savings of approximately 50% in hydro costs annually, with an overall return on investment estimated at 125%.

Business Acquisition

In connection with the Company's business acquisition of 1684567 Ontario Inc. ("1684567"), which closed on May 28, 2019, as noted below, the Company intends to exercise the option to purchase certain additional lands described in the share purchase agreement from the previous owners of 1684567. The option to purchase the additional lands from the previous owner of 1684567, is in the amount of $148,029 ($210,000 CAD). It is anticipated that this transaction will close before the end of the year.

Effective May 24, 2019, the Company purchased all the issued and outstanding shares of 1684567. The transaction closed on May 28, 2019. The purchase consideration consisted of cash from working capital of $209,952 ($282,308 CAD) and cash from a third-party mortgage obtained in the amount of $1,258,273 ($1,691,910 CAD, net of financing fees of $80,387 ($108,090 CAD)). The total purchase price includes the original offer of $1,314,304 ($1,767,250 CAD) and acquisition costs of $153,922 ($206,968 CAD). The mortgage payable has a principal amount of $1,385,820 ($1,800,000 CAD), is repayable interest only on a monthly basis at an annual rate of the higher of the Royal Bank of Canada's prime rate plus 6.05% (currently 8.50%) and 10% per annum with a revised maturity date of October 19, 2020. The mortgage payable is secured by the shares held of 1684567, a first mortgage on the land held having a carrying value of $1,304,694, a general assignment of rents, and a fire insurance policy. In addition, on December 19, 2019, the Company received an additional advance of $615,920 ($800,000) from one of the same private lenders and additional private lenders. Financing fees on the additional, advance totaled $40.433 ($48,839 CAD) on the same terms and conditions as the mortgage noted above.

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

Financings

(a) Securities Purchase Agreements

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

As noted below, as a result of the January 2019 Investor Notes and the March 2019 Investor Notes not having been repaid by their respective due dates, these defaults resulted in the interest rate on the October 2019 Investor Note increasing from 12% to 24% annually, effective January 28, 2020. The October 2019 Investor continues to have the option to convert its October 2019 Investor Note.

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

As noted below, as a result of the January 2019 Investor Notes and the March 2019 Investor Notes not having been repaid by their respective due dates, these defaults resulted in the interest rate on the July 2019 Investor note increasing from 12% to 24% annually, effective January 28, 2020. The July 2019 Investor continues to have the option to convert its July 2019 Investor Note.

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

During the three-month period ended March 31, 2020, the May 2019 Investor converted a total of $15,000 of its May 2019 Note.

As noted below, as a result of the January 2019 Investor Notes and the March 2019 Investor Notes not having been repaid by their respective due dates, these defaults resulted in the interest rate on the May 2019 Investor Note increasing from 12% to 24% annually, effective January 28, 2020. The May 2019 Investor continues to have the option to convert its May 2019 Investor Note.

On March 7 and March 8, 2019, the Company entered into two securities purchase agreements (the "March 2019 SPAs") with two investors (the "March 2019 Investors") pursuant to which the Company issued to each March 2019 Investor two 12% unsecured convertible promissory notes comprised of the first notes (the "First Notes") being in the amount of $275,000 each, and the remaining notes in the amount of $275,000 each (the "Back-End Notes," and, together with the First Notes, the "March 2019 Investor Notes") in the aggregate principal amount of $1,100,000, with such principal and the interest thereon convertible into Common Stock at the March 2019 Investors' option. Each First Note contains a $25,000 Original Issue Discount such that the issue price of each First Note was $250,000. The proceeds on the issuance of the First Notes were received from the March 2019 Investors upon the signing of the March 2019 SPAs. The proceeds on the issuance of the Back-End Notes were initially received by the issuance of two offsetting $250,000 secured notes to the Company by the March 2019 Investors (the "Buyer Notes"), provided that prior to conversion of the Back-End Notes, the March 2019 Investors must have paid back the Back-End Notes in cash. The maturity dates of the March 2019 Investor Notes were March 7, 2020 and March 8, 2020, respectively.

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

During the three-month period ended March 31, 2020, the March 2019 Investors converted a total of $38,000 of their March 2019 Investor Notes.

As a result of these March 2019 Notes not having been repaid by their respective due dates, as with the January 2019 Investor Notes, they were also in default, with their interest rate increasing from 12% to 24% annually, effective January 28, 2020.

On January 28, 2019, the Company entered into securities purchase agreements (the "January 2019 SPAs") with three investors (the "January 2019 Investors") pursuant to which the Company issued to the January 2019 Investors 12% unsecured convertible promissory notes (the "January 2019 Investor Notes") in the aggregate principal amount of $337,500, with such principal and the interest thereon convertible into shares of the Company's common stock (the "Common Stock") at the January 2019 Investors' option. Although the January 2019 SPAs are dated January 28, 2019 (the "January 2019 Effective Date"), they became effective upon the receipt in cash of the issue price by the January 2019 Investors. The maturity date of the January 2019 Investor Notes was January 28, 2020.

During the three-month period ended March 31, 2020, the January 2019 Investors converted a total of $17,000 of their January 2019 Investor Notes.

Since the January 2019 Investor Notes were not repaid by their January 28, 2020 maturity date, they are in default and the outstanding balance (principal plus accrued interest) of each of the January 2019 Investor Notes is subject to increase by 50% and by a further $15,000 (together the "Default Amounts") and the interest rate increased from 12% to 24% annually. The January 2019 Investors continue to have the option to require the Company to immediately issue, in lieu of the Default Amount, the number of shares of common stock of the Company equal to the Default Amount divided by the conversion price then in effect.

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

For the three-month period ended March 31, 2020, the Company recorded interest and Default Amounts of $183,482 (March 31, 2019-$11,039). As at March 31, 2020, $262,385 (December 31, 2019-$130,249) of accrued interest and Default Amounts are included in accrued liabilities in the interim condensed consolidated balance sheets. In addition, during the three-month period ended March 31, 2020, $5,311 (March 31, 2019-$nil) of accrued interest was converted.

(b) Pace Savings & Credit Union Limited ("PACE")

On March 31, 2020, PACE and the Company reached an agreement with respect to the repayment of the outstanding balances owing to PACE. One of the credit facilities, in the amount of $34,391 ($48,788 CAD), was repaid in full after the Company provided the funds to PACE on April 3, 2020, as noted below and the remaining credit facilities and the corporate term loan are to be repaid on or before September 30, 2020. On April 3, 2020, the Company provided PACE with funds, held in trust on March 31, 2020, to bring the remaining credit facilities and the corporate term loan current. The funds remaining, which were held in trust on March 31, 2020, will be used to satisfy the principal and interest payments on the noted debt through July 2020. In addition, the letter of credit the Company has with PACE in favor of the Ministry of the Environment, Conservation and Parks (the "MECP"), will be renewed from the current expiry date of June 30, 2020 to September 30, 2020, at the appropriate time. On April 3, 2020, the shares previously pledged as security to PACE, were released. However,  the personal guarantee from the CEO and charge against the Company's premises lease remain unchanged.

As a result of defaults on the convertible promissory notes, PACE may demand repayment before September 30, 2020.

The PACE long-term debt was payable as noted below.

(i)

The credit facility bears interest at the PACE base rate of 7.00% plus 1.25% per annum, currently 8.25%, is payable in monthly blended installments of principal and interest of $6,178 ($8,764 CAD), and matures on September 2, 2022. The first and only advance on the credit facility on February 2, 2017, in the amount of $1,127,840 ($1,600,000 CAD), is secured by a business loan general security agreement, a $1,127,840 ($1,600,000 CAD) personal guarantee from the CEO and a charge against the Company's premises lease. Also pledged as security are the shares of the wholly-owned subsidiaries, a pledge of 3,300,000 of the Company's shares held by LFGC, 500,000 of the Company's shares held by the CFO, 2,000,000 of the Company's shares held by a director's company and a limited recourse guarantee against each of these parties. As noted above, the pledged shares were delivered by PACE to the Company's counsel as a personal guarantee from the CEO and a charge against the Company's premises lease remain. The credit facility is fully open for prepayment at any time without notice or bonus.

(ii)

The credit facility advanced on June 15, 2017, in the amount of $422,940 ($600,000 CAD), bears interest at the PACE base of 7.00% plus 1.25% per annum, currently 8.25%, is payable in monthly blended installments of principal and interest of $3,455 ($4,901 CAD), and matures on September 2, 2022. The credit facility is secured by a variable rate business loan agreement on the same terms, conditions and security as noted above.

(iii)

The credit facility advanced on August 4, 2017, in the amount of $35,245 ($50,000 CAD), bears interest at the PACE base of 7.00% plus 1.25% per annum, currently 8.25%, is payable in monthly blended installments of principal and interest of $301 ($427 CAD), and matures on September 4, 2022. The credit facility is secured by a variable rate business loan agreement on the same terms, conditions and security as noted above.

(iv)

The corporate term loan advanced on September 13, 2017, in the amount of $2,625,151 ($3,724,147 CAD), bears interest at PACE base rate of 7.00% plus 1.25% per annum, currently 8.25%, is payable in monthly blended installments of principal and interest of $20,943 ($29,711 CAD), and matures September 13, 2022. The corporate term loan is secured by a business loan general security agreement representing a floating charge over the assets and undertakings of the Company, a first priority charge under a registered debenture and a lien registered under the Personal Property Security Act in the amount of $2,820,289 ($4,000,978 CAD) against the assets including inventory, accounts receivable and equipment. The corporate term loan also included an assignment of existing contracts included in the APA.

For the three-month period ended March 31, 2020, $76,749 ($103,116 CAD) (2019-$77,619; $103,189 CAD) in interest was incurred. As at March 31, 2020 $187,066 ($265,379 CAD) (December 31, 2019-$124,926; $162,263 CAD) in accrued interest is included in accrued liabilities in the interim condensed consolidated balance sheets.

(c)  Other Financings

As a result of the COVID-19 virus, the Company applied for interest-free loans made available by the Canadian federal government and administered by Canadian chartered banks and credit unions. On April 27, 2020, the Company received a total of $56,392 ($80,000 CAD) under the Canadian Emergency Benefit Account. If the loans are repaid by December 31, 2022, 25% of the loans will be forgiven. If the loans are not repaid by December 31, 2022, the remaining balance of the loans will be converted to three-year terms at the rate of 5% per annum.

On March 6, 2020 and March 25, 2020, Travellers International Inc. ("Travellers"), a company controlled by the president and chief executive officer (the "CEO") of the Company, who is also a director, loaned the Company $52,868 ($75,000 CAD) and $17,622 ($25,000 CAD), respectively. The loans bear interest at the rate of 12% annually, are due on demand and are unsecured. There are no written agreements evidencing these loans. For the three-month period ended March 31, 2020, $441 ($592 CAD) (March 31, 2019-$3,802; $5,055 CAD) in interest was incurred on the loans to Travellers. As at March 31, 2020, $70,490 ($100,000 CAD) (December 31, 2019-$nil; $nil CAD), remains outstanding.

On July 29, 2019, the Company received an advance in the amount of $30,396 ($40,000 CAD) from a private lender. The advance was repayable at an amount of $344 ($488 CAD) every business day until repaid in full on January 14, 2020.  The advance was guaranteed by the CEO.  For the three-month period ended March 31, 2020, $441 ($592 CAD) (March 31, 2019-$nil; $nil CAD) in interest was incurred on this advance.

(d) Financings Related to Obligations Under Capital Lease

As a result of the defaults noted above, these leases are also in default. The lessor may demand full repayment of these obligations under capital lease. The original terms of the obligations under capital lease are noted below under paragraphs (i), (ii and (iii).

(i) The lease agreement for certain equipment for the Company's organic composting facility at a cost of $202,060 ($286,650 CAD), is payable in monthly blended installments of principal and interest of $4,117 ($5,840 CAD), plus applicable harmonized sales taxes and an option to purchase the equipment for a final payment of $20,160 ($28,600 CAD), plus applicable harmonized sales taxes on October 31, 2021. The lease agreement bears interest at the rate of 5.982% annually, compounded monthly, due September 30, 2021.

(ii) The lease agreement for certain equipment for the Company's organic composting facility at a cost of $174,428  ($247,450CAD), is payable in monthly blended installments of principal and interest of $3,608 ($5,118 CAD), plus applicable  harmonized sales taxes for a period of forty-six months plus the first two monthly blended installments of $7,049 ($10,000 CAD) plus applicable harmonized sales taxes and an option to purchase the equipment for a final payment of $ 17,397 ($24,680 CAD) plus applicable harmonized sales taxes on February 27, 2022. The leasing agreement bears interest at the rate of 6.15% annually, compounded monthly, due January 27, 2022.

(iii) The lease agreement for certain equipment for the Company's organic composting facility at a cost of $274,664 ($389,650 CAD), is payable in monthly blended installments of principal and interest of $4,830 ($6,852 CAD), plus applicable harmonized sales taxes for a period of fifty-nine months plus an initial deposit of $13,710 ($19,450 CAD) plus applicable harmonized sales taxes and an option to purchase the equipment for a final payment of a nominal amount of $70 ($100 CAD) plus applicable harmonized sales taxes on February 27, 2025. The leasing agreement bears interest at the rate of 3.59% annually, compounded monthly, due February 27, 2025.

For the three-month period ended March 31, 2020, $3,089 ($4,150 CAD) (2019-$3,670; $4,879 CAD in interest was incurred.

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

Asset Purchase

On September 15, 2017, the Company entered into an asset purchase agreement (the "APA) with Astoria Organic Matters Ltd., and Astoria Organic Matters Canada LP ("Astoria"), pursuant to which the Company purchased certain assets of Astoria from the court appointed receiver of Astoria, BDO Canada Limited (the "Receiver"). The purchase price for the composting buildings, Gore cover system, driveway and paving, office trailer, certain machinery and equipment, computer equipment, computer software and intangible assets (the "Assets") consisted of cash of $3,167,250 ($4,100,000 CAD), funded by PACE  and 529,970 restricted common shares of the Company, determined to be valued at $529,970 ($700,000 CAD) based on private placement pricing at the time. In addition, legal costs of $22,598 ($29,253 CAD) in connection with acquiring the Assets are included in the cost of the organic composting facility. In addition, the Company purchased certain accounts receivable which it was required to collect, totaling $134,529 ($174,147 CAD) and a deposit with a local municipality in the amount of $38,625 ($50,000 CAD).

Other

On October 15, 2019, the Company was awarded an organic processing contract, in connection with a recently submitted bid, for a local municipality. This organic processing contract is in conjunction with the local municipality's green bin program. The tipping fee for this organic processing contract has been set at $78 per metric tonne ("MT") ($110/MT CAD).

The Company has also secured an organic processing arrangement with another local municipality, in conjunction with their green bin program, with a tipping fee set at $92/MT ($130/MT).

In addition, several other contracts have been renewed, one, a municipality and another a private composting operation to November 18, 2020 and December 31, 2020, respectively.

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

On May 14, 2015, the Ontario Ministry of the Environment, Conservation and Parks (the "MECP") formerly the Ontario Ministry of the Environment and Climate Change, announced formal targets to be met to satisfy a commitment necessary to join the Western Climate Initiative (the "WCI") along with Quebec and California, who are in the WCI with Cap and Trade commitments since 2014. The Ontario emission targets are very ambitious, with GHG emission reductions of 15% by 2020, 37% by 2030 and 80% by 2050, all from a 1990 baseline. Ontario achieved a 6% reduction in GHG emissions from 1990 levels in 2014, mainly by closing all coal-fired power plants. The targets announced will require a focused program to reduce GHG emissions.

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

The Company and the new owners of Syngas are negotiating the renewal of this agreement.

Operations

The Company owns the Environmental Compliance Approvals (the "ECAs") issued by the MECP from the Province of Ontario, in place to accept up to 70,000 metric tonnes of waste annually from the provinces of Ontario and Quebec and from New York state, and to operate a waste transfer station with the capacity to process up to an additional 50,000 metric tonnes of waste annually. Once built, the location of the waste transfer station will be alongside the organic waste composting facility which is currently in operation near Belleville, Ontario, Canada.

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

Organic Composting Facility- As noted above, the Company's organic waste composting facility, located near Belleville, Ontario Canada, has ECAs in place to accept up to 70,000 metric tonnes of waste annually and is currently in operation. Certain assets of the organic composting facility, including the ECAs for the waste transfer station, were acquired by the Company on September 15, 2017, from the Receiver for Astoria, under the APA. The Company charges tipping fees for the waste accepted at the organic waste composting facility based on arrangements in place with the customers and the type of waste accepted. Typical waste accepted includes, leaf and yard, biosolids, food, liquid, paper sludge and source separated organics. During the three-month period ended March 31, 2020, tipping fees ranged from $22 ($30 CAD) to $118 ($159 CAD) per metric tonne.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2020, the Company had a bank balance of $15,002 (December 31, 2019-$7,926) and current debt obligations and other current liabilities in the amount of $9,026,499 (December 31, 2019-$8,911,361). As at March 31, 2020, the Company had a working capital deficit of $8,367,335 (December 31, 2019-$8,203,742). The Company does not currently have sufficient funds to satisfy the current debt obligations.

On March 31, 2020, PACE and the Company reached an agreement with respect to the repayment of the outstanding balances owing to PACE. One of the credit facilities, in the amount of $34,391 ($48,788 CAD), was repaid in full after the Company provided the funds to PACE on April 3, 2020, as noted below and the remaining credit facilities and the corporate term loan will be repaid on or before September 30, 2020. On April 3, 2020, the Company provided PACE with sufficient funds, held in trust on March 31, 2020, to bring the remaining credit facilities and the corporate term loan current. The funds remaining, which were held in trust on March 31, 2020 will be used to satisfy the principal and interest payments on the noted debt through July 2020. In addition, the letter of credit the Company has with PACE in favor of the ministry of the environment, conservation and parks (the "MECP"), will be renewed from the current expiry date of June 30, 2020 to September 30, 2020, at the appropriate time. On April 3, 2020, the shares previously pledged as security to PACE, were released. However, the personal guarantee from the CEO and charge against the Company's premises lease remain unchanged.

The Company's total assets as at March 31, 2020 were $5,452,807 (December 31, 2019-$5,707,343) and total current liabilities were $9,026,499 (December 31, 2019-$8,911,361). Significant losses from operations have been incurred since inception and there is an accumulated deficit of $12,204,787 as at March 31, 2020 (December 31, 2019 -$11,449,497). Continuation as a going concern is dependent upon generating significant new revenue and generating external capital and securing debt to satisfy its creditors' demands and to achieve profitable operations while maintaining current fixed expense levels.

To pay current liabilities and to fund any future operations, the Company requires significant new funds, which the Company may not be able to obtain. In addition to the funds required to liquidate the $9,026,499 in current debt obligations and other current liabilities, the Company estimates that approximately $3,000,000 must be raised to fund capital requirements and general corporate expenses for the next 12 months.

In the normal course of business, we are exposed to market risks, including changes in interest rates, certain commodity prices and Canadian currency rates. The Company does not use derivatives to manage these risks.

During the three-month period ended March 31, 2020, the investors of the unsecured convertible promissory notes, converted a total of $70,000 of their unsecured convertible promissory notes, along with a portion of their accrued interest and related costs of $6,727, a total of $76,727 for 7,717,326 common shares at prices ranging from $0.003575 to $0.01755 per share. And, subsequent to March 31, 2020 and up to the date of this filing, the investors of the unsecured convertible promissory notes converted a total of $16,250 of their unsecured convertible promissory notes, along with a portion of their accrued interest and related costs of $2,503, a total of $18,753 for 4,357,297 common shares of the Company at prices ranging from $0.0039 to $0.005 per share.

As at March 31, 2020, the current and long-term portions of our debt obligations totaled $7,341,303 ($10,414,673 CAD) (December 31, 2019-$7,421,030; $9,638,953 CAD).

In addition, as at March 31, 2020, the Company had an outstanding letter of credit provided by PACE, in the amount of $195,138 ($276,831 CAD), in favor of the MECP. The letter of credit is a requirement of the MECP and is in connection with the financial assurance provided by the Company, for it to be in compliance with the MECPs environmental objectives. The MECP regularly evaluates the Company's organic composting facility to ensure compliance is adhered to and the letter of credit is subject to change by the MECP. As at March 31, 2020, and the date of this filing, the MECP has not drawn on this letter of credit. The Company has renewed this letter of credit to June 30, 2020.

CONSOLIDATED RESULTS OF OPERATIONS - FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2020 COMPARED TO THE THREE-MONTH PERIOD ENDED MARCH 31, 2019

	For the three-month periods ended
	March 31, 2018	March 31, 2019

Revenue	$350,197	$253,138

Cost of Sales
Opening inventory	5,389	18,550
Depreciation	113,109	95,754
Direct wages and benefits	76,183	49,365
Equipment rental, delivery, fuel and repairs and maintenance	61,302	99,566
Utilities	38,277	27,531
Outside contractors	3,573	105
	297,833	290,871
Less: closing inventory	(4,071)	(26,409)
Total cost of sales	293,762	264,462

Gross profit (loss)	56,435	(11,324)

Operating expenses
Management compensation-stock-based compensation	-	332,500
Management compensation-fees	51,357	81,238
Marketing	2,917	280,000
Professional fees	81,448	134,702
Interest expense and default amounts	312,291	105,023
Office and administration	55,685	58,182
Rent and occupancy	28,297	24,241
Insurance	18,179	14,059
Filing fees	13,880	12,683
Amortization of financing costs	92,538	11,997
Directors' compensation	(1,420)	2,952
Repairs and maintenance	6,458	2,261
Foreign exchange loss	150,095	9,382
Total operating expenses	811,725	1,069,220

Net loss	$(755,290)	$(1,080,544)

During the three-month period ended March 31, 2020, the Company generated $350,197 of revenue from its operations compared to $253,138 in the three-month period ended March 31, 2019. The Company's cost of sales in connection with this revenue totaled $293,762 in the three-month period ended March 31, 2020 compared to $264,462 in the three-month period ended March 31, 2019. These costs consisted of depreciation, direct wages and benefits, equipment rental, delivery, fuel, repairs and maintenance, utilities and outside contractors. Of the revenue generated for the three-month period ended March 31, 2020, $299,042 (2019-$253,138) related to the organic waste composting operations and $51,155 (2019-$nil) related to the garbage collection and landfill management operations. The significant increase in revenue in the current period was primarily due to new business.

The net loss for the three-month period ended March 31, 2020 was $755,290, significantly lower than the net loss of $1,080,544 in the three-month period ended March 31, 2019, primarily due to the reduction in management compensation relating to stock-based compensation, marketing costs and professional fees offset by increases in interest expense and default amounts, amortization of financing costs and foreign exchange losses.

Operating expenses were reduced by $257,495, from $1,080,544 in the three-month period ended March 31, 2019 to $811,725 in the three-month period ended March 31, 2020, explained further below.

Management compensation related to stock-based compensation reduced by $332,500, from $332,500 in the three-month period ended March 31, 2019 to $nil in the three-month period ended March 31, 2020. The 2019 and final RSUs fully vested during 2019, resulting in no similar expense in the current three-month period ended March 31, 2020.

Marketing costs reduced by $277,083, from $280,000 in the three-month period ended March 31, 2019 to $2,917 in the three-month period ended March 31, 2020, as a result of no similar marketing plans in the current three-month period ended March 31, 2020.

Professional fees reduced by $53,254, from $134,702 in the three-month period ended March 31, 2019 to $81,448 in the three-month period ended March 31, 2020. The main reason for the difference relates to the 100,000 shares issued in the prior three-month period ended March 31, 2019 for legal services determined to be valued at $53,000.

Interest expense and default amounts increased by $207,268 from $105,023 in the three-month period ended March 31, 2019 to $312,291 for the three-month period ended March 31, 2020, primarily as a result of the increased interest expense and default amounts on the convertible promissory notes in the amount of $172,443 and the new mortgage interest of $48,379, offset by reductions in interest expense on the various PACE debt, obligations under capital leases and related party balances. The interest expense and default amounts include the increased interest rate to 24% as a result of the defaults and default amounts of $108,441, effective January 28, 2020.

Office and administration expenses reduced minimally by $2,497.

Rent and occupancy for the three-month period ended March 31, 2020, increased by $4,056 from $24,241 for the three-month period ended March 31, 2019 to $28,279 for the three-month period ended March 31, 2020, primarily due to the increase in property taxes and related charges.

Insurance increased by $4,120 from $14,059 in the three-month period ended March 31, 2019 to $18,179 in the three-month period ended March 31, 2020, primarily due to an increase in premiums for coverages for new equipment and liability coverage for the business acquisition in May of 2019.

Filing fees increased by a nominal amount of $1,197, from $11,683 for the three-month period ended March 31, 2019 to $13,880 for the three-month period ended March 31, 2020.

The amortization of financing costs incurred increased by $80,541 from $11,997 for the three-month period ended March 31, 2019 to $92,538 for the three-month period ended March 31, 2020, due to the amortization of the additional financing costs on the new convertible promissory notes acquired after March 31, 2019, a total increase of $41,255, and the amortization of the financing costs of the mortgage advances obtained during Q2-2019 and Q4-2019 of $39,286.

A portion of the directors' compensation for 2020 and for 2019 is based on an accrual of fees for services payable in shares, determined using the trading price at the end of each reporting period. Since the trading price has dropped since December 31, 2019, the resulting expense in the three-month period ended March 31, 2020 is a credit of $1,420 (2019-$2,952). In addition, the directors' compensation includes an accrual for the fee charged by the audit committee chairman, a total of $744 ($1,000 CAD) (2019-$752; $1,000 CAD).

Repairs and maintenance expenses increased by $4,197, from $2,261 for the three-month period ended March 31, 2019 to $6,458 in the three-month period ended March 31, 2020, due to additional repairs and maintenance expenses incurred at the Company's organic composting facility.

The foreign exchange loss increased by $140,713, from $9,382 for the three-month period ended March 31, 2019 to $150,095 for the three-month period ended March 31, 2020, due primarily to the significant devaluation of the Canadian dollar compared to the United Statements dollar, during the current period.

As at March 31, 2020, the Company had a working capital deficit of $8,367,335 (December 31, 2019-$8,203,742), incurred a net loss of $755,290 (2019-$1,080,544) for the three months ended March 31, 2020 and had an accumulated deficit of $12,204,787 (December 31, 2019-$11,449,497) and expects to incur further losses in the development of its business.

On March 31, 2020, PACE and the Company reached an agreement for the repayment of the outstanding amounts owing to PACE. One of the credit facilities, in the amount of $34,391 ($48,788 CAD), was repaid in full on April 3, 2020 and the remaining credit facilities and the corporate term loan are due on or before September 30, 2020. Management continues to be discussions with a Canadian chartered bank to re-finance its remaining obligations to PACE.

The Company has defaulted on the convertible promissory notes (see note 12). As a result, the amounts owing to PACE (see note 10) and the obligations under capital lease (see note 11) are also in default.

These factors cast substantial doubt as to the Company's ability to continue as a going concern, which is dependent upon its ability to obtain the necessary financing to further the development of its business, satisfy its obligations to PACE and its other creditors, whose debts are also in default and upon achieving profitable operations. There is no assurance of funding being available or available on acceptable terms. Realization values may be substantially different from carrying values as shown.

Beginning in March 2020 the Governments of Canada and Ontario, as well as foreign governments instituted emergency measures as a result of the novel strain of coronavirus ("COVID-19). The virus has had a major impact on Canadian and international securities and currency markets and consumer activity which may impact the Company's financial position, its results of operations and its cash flows significantly. The situation is constantly evolving, however, so the extent to which the COVID-19 outbreak will impact businesses and the economy is highly uncertain and cannot be predicted. Accordingly, the Company cannot predict the extent to which its financial position, results of operations and cash flows will be affected in the future.

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

On January 1, 2020, the Company adopted ASU No. 2018-13, "Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurements to ASC Topic 820, Fair Value Movement. ASU No. 2018-13 modifies the disclosure requirements for fair value measurements by removing, modifying, and/or adding certain disclosures. The adoption of ASU No. 2018-13, did not have a significant impact on the Company's consolidated financial statements.

On January 1, 2020, the Company adopted ASU No. 2017-04, "Intangibles-Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment". The new standard simplifies the accounting for goodwill impairments by eliminating step 2 from the goodwill quantitative impairment test. Instead, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is to be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. The adoption of ASU No. 2017-04, did not have a significant impact on the Company's consolidated financial statements.

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

EQUITY

As at March 31, 2020, the Company had 60,501,830 common shares issued and outstanding. As at the date of this filing, the Company had 64,859,127 common shares issued and outstanding.

STOCK OPTIONS, WARRANTS AND RESTRICTED STOCK UNITS

The Company has no stock options, warrants or restricted stock units outstanding as at March 31, 2020 and as of the date of this filing.

RELATED PARTY TRANSACTIONS

On November 6, 2019, by resolution of the Board, the consulting contracts for the president and the CFO were renewed, each for a one-year period, commencing January 1, 2020. For the president, at the same monthly amount and on the same terms and conditions, as his previous consulting contract, $10,574 ($15,000 CAD), monthly. For the CFO, at a monthly amount of $5,639 ($8,000 CAD), an increase of $1,410 ($2,000 CAD) over his previous consulting contract and on the same terms and conditions as his previous consulting contract.

In addition, on November 6, 2019, by resolution of the Board, the president was appointed Chief Executive Officer ("CEO").

The Company transacts with related parties in the normal course of business.

For the three-month period ended March 31, 2020, the Company incurred $33,494 ($45,000 CAD)  (2019-$33,849; $45,000 CAD)  in management fees expense with Travellers International Inc. ("Travellers"), an Ontario company controlled by a director and the CEO; $nil ($nil CAD)  (2019-$33,849; $45,000 CAD) in management fees expense with Landfill Gas Canada Ltd. ("LFGC"), an Ontario company controlled by a former director and former chief executive officer and $17,863 ($24,000 CAD) (2019-$13,540; $18,000 CAD)  in management fees expense with the Company's chief financial officer (the "CFO").  As at March 31, 2020, unpaid remuneration and unpaid expenses in the amount of $304,324 ($431,727 CAD) (December 31, 2019-$324,303; $421,227 CAD) is included in accounts payable and $11,278 ($16,000 CAD) (December 31, 2019-$12,318; $16,000 CAD) is included in accrued liabilities in the interim condensed consolidated balance sheets.

In addition, for the three-month period ended March 31, 2020, the Company incurred interest expense of $441 ($592 CAD) (2019-$3,802; $5,055 CAD) on outstanding loans from Travellers and $nil ($nil CAD) (2019-$1,669; $2,219 CAD) on outstanding loans from the directors. As at March 31, 2020, interest of $417 ($592 CAD) (December 31, 2019-$nil; $nil CAD) on the loans outstanding to Travellers is included in accrued liabilities in the interim condensed consolidated balance sheets.

For the three-month period ended March 31, 2020, the Company incurred $17,523 ($23,543 CAD) (2019-$16,998; $22,598 CAD) in rent expense paid under a rental agreement with Haute Inc. ("Haute"), an Ontario company controlled by the CEO.

For those independent directors providing their services throughout 2019, the Company accrued directors' compensation totaling $1,200, based on the subsequent issuance of 20,000 common shares of the Company to each of the five directors that are expected to be issued subsequent to March 31, 2020. And, for services provided in the three-month period ended March 31, 2020, $240 (2019-$2,200). The directors' compensation was priced based on the trading price of the shares at the close of business on March 31, 2020 and will be recorded based on the trading price of the shares, immediately prior to issuance. Also included in directors' compensation for the three-month period ended March 31, 2020, are the audit committee chairman's fees, in the amount of $744 ($1,000 CAD) (2019 $752; $1,000 CAD). As at March 31, 2020, outstanding directors' compensation of $797 ($1,130 CAD) (December 31, 2019-$3,480; $4,520 CAD) is included in accounts payable and $2,145 (December 31, 2019-$3,650) is included in accrued liabilities, in the interim condensed consolidated balance sheets.

Furthermore, for the three-month period ended March 31, 2020, the Company recognized management compensation expense of $nil (2019-$332,500), on the vesting of the restricted stock units ("RSUs") granted in prior years to the CEO and the former chief executive officer. On January 10, 2020, the CEO's remaining RSUs were exchanged into 1,000,000 common shares of the Company. Based on private placement pricing at the time of granting of the RUSs, the common shares issued to the CEO on the exchange of the 1,000,000 RSUs, was determined to be valued at $1,000,000.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the three-month period ended March 31, 2020 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1A. Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Except as set forth in this Form 10-Q, we are not currently aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition, or operating results. The Company has one known claim filed against it for unpaid legal fees, in the amount $45,988 ($65,241 CAD). The amount claimed by the plaintiff has been recorded in the accounts of the Company.

Item 1B. Risk Factors.

As a smaller reporting company, we are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three-month period ended March 31, 2020, the Company issued:

(i)	1,000,000 common shares on the exchange of the CEO's 1,000,000 2019 RSUs.

(ii)

7,717,326 common shares to the January 2019 Investors, the March 2019 Investors and the May 2019 Investors for the conversion of a portion of their unsecured convertible promissory notes, including accrued interest and related cost of $6,727, for a total of $76,727 at per share conversion prices ranging from $0.0036 to $0.0176 per share.

The issuance of the securities set forth in this Part II, Item 2 was made in reliance on the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the "Securities Act") for the offer and sale of securities not involving a public offering. The Company's reliance upon Section 4(a)(2) of the Securities Act in issuing the securities was based upon the following factors: (a) the issuance of the securities were isolated private transactions by us which did not involve a public offering; (b) each transaction had fewer than five recipients; (c) there were no subsequent or contemporaneous public offerings of the securities by the Company; (d) the securities were not broken down into smaller denominations; (e) the negotiations for the issuance of the securities took place directly between the individual entities and the Company; and (f) the recipients of the securities are accredited investors

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Not Applicable.

Item 6. Exhibits.

The following exhibits are filed as part of this quarterly report on Form 10-Q:

Exhibit No.	Description

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*

Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of Sarbanes-Oxley Act of 2002)

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of Sarbanes-Oxley Act of 2002)

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Label Linkbase Document
101.PRE*	XBRL Taxonomy Presentation Linkbase Document

*	Filed herewith
+	In accordance with SEC Release 33-8238, Exhibit 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUSGLOBAL ENERGY CORP.

May 15, 2020	By:	/s/ Marc Hazout
Marc Hazout
Executive Chairman, President and Chief Executive Officer

May 15, 2020	By:	/s/ Ike Makrimichalos
Ike Makrimichalos
Chief Financial Officer (Principal Financial and Accounting Officer)

