Form 10-Q
period 2020-06-30
SusGlobal Energy Corp.
filed 2020-08-14
CIK 1652539

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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
Yes [  ]      No [X]

The number of shares of the registrant's common stock outstanding as of August 14, 2020 was 69,281,378 shares.

SusGlobal Energy Corp.
INDEX TO FORM 10-Q
For the Three and Six-Month Periods Ended June 30, 2020 and 2019

3

SUSGLOBAL ENERGY CORP.
INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020 and 2019

(Expressed in United States Dollars)

CONTENTS

Interim Condensed Consolidated Balance Sheets	5
Interim Condensed Consolidated Statements of Operations and Comprehensive Loss	6
Interim Condensed Consolidated Statements of Stockholders' Deficit	7
Interim Condensed Consolidated Statements of Cash Flows	8
Notes to the Interim Condensed Consolidated Financial Statements	9-26

SusGlobal Energy Corp.
Interim Condensed Consolidated Balance Sheets
As at June 30, 2020 and December 31, 2019
(Expressed in United States Dollars)
(unaudited)

	June 30,	December 31,
	2020	2019
ASSETS
Current Assets
Cash and cash equivalents	$12,637	$7,926
Restricted cash-funds held in trust (note 7)	-	467,798
Trade receivables	115,454	121,276
Government remittances receivable	39,118	38,578
Other receivables	-	20,624
Inventory	-	5,389
Prepaid expenses and deposits	68,461	46,028

Total Current Assets	235,670	707,619

Intangible Assets (note 8)	242,988	237,271
Long-lived Assets, net (note 9)	4,688,092	4,762,453
Long-Term Assets	4,989,784	4,999,724
Total Assets	$5,166,750	$5,707,343
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities Accounts payable (note 10)	$964,477	$958,313
Government remittances payable	116,201	35,187
Accrued liabilities (notes 10, 11, 13 and 14)	531,473	487,592
Advance	-	3,255
Deferred revenue	6,441	9,239
Current portion of long-term debt (note 11)	5,476,357	5,793,677
Current portion of obligations under capital lease (note 12)	420,063	218,069
Convertible promissory notes (note 13)	1,556,855	1,406,029
Loans payable to related party (note 14)	73,380	-

Total Current Liabilities	9,145,247	8,911,361
Long-term debt (note 11)	58,704	-
Total Long-term Liabilities	58,704	-
Total Liabilities	9,203,951	8,911,361

Stockholders' Deficiency
Preferred stock, $.0001 par value, 10,000,000 authorized, none issued and outstanding Common stock, $.0001 par value, 150,000,000 authorized, 64,329,157 (2019- 51,784,504) shares issued and outstanding (note 15)	6,435	5,180
Additional paid-in capital	8,544,263	7,450,091
Shares to be issued	13,000	-
Stock compensation reserve	-	1,000,000
Accumulated deficit	(12,534,941)	(11,449,497)
Accumulated other comprehensive loss	(65,958)	(209,792)

Stockholders' deficiency	(4,037,201)	(3,204,018)

Total Liabilities and Stockholders' Deficiency	$5,166,750	$5,707,343
Going concern (note 2)
Commitments (note 16)
Subsequent events (note 18)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SusGlobal Energy Corp.
Interim Condensed Consolidated Statements of Operations and Comprehensive Loss
For the three and six-month periods ended June 30, 2020 and 2019
(Expressed in United States Dollars)
(unaudited)

	For the three-month periods ended		For the six-month periods ended
	June 30,	June 30,	June 30,	June 30,
	2020	2019	2020	2019

Revenue	$382,639	$381,834	$732,836	$634,972

Cost of Sales
Opening inventory	4,071	26,409	5,389	18,550
Depreciation	121,158	101,072	234,267	196,826
Direct wages and benefits	85,063	59,667	161,246	109,032
equipment rental, delivery, fuel and repairs and maintenance	96,854	104,916	158,156	204,482
Utilities	7,963	32,695	46,240	60,226
Outside contractors	1,706	4,597	5,279	4,702
	316,815	329,356	610,577	593,818
Less: closing inventory	-	(24,738)	-	(24,738)
Total cost of sales	316,815	304,618	610,577	569,080

Gross profit	65,824	77,216	122,259	65,892

Operating expenses
Management compensation-stock- based
compensation (note 10)	-	332,500	-	665,000
Management compensation-fees (note 10)	49,825	80,740	101,182	161,978
Marketing	(2,917)	(33,323)	-	246,677
Professional fees	107,887	72,269	189,335	206,971
Interest expense and default amounts (notes 10, 11, 12, 13, 14 and 15)	283,409	150,407	595,700	255,430
Office and administration	77,000	67,834	132,685	126,016
Rent and occupancy (note 10)	28,763	34,820	57,060	59,061
Insurance	23,921	13,951	42,100	28,010
Filing fees	8,266	16,414	22,146	29,097
Amortization of financing costs	30,471	53,768	123,009	65,765
Directors' compensation (note 10)	1,853	9,748	433	12,700
Repairs and maintenance	2,453	2,493	8,911	4,754
Foreign exchange loss (income)	(84,635)	(21,454)	65,460	(12,072)
Total operating expenses	526,296	780,167	1,338,021	1,849,387

Net loss from operating activities	(460,472)	(702,951)	(1,215,762)	(1,783,495)
Land option expired	(58,704)	-	(58,704)	-
Net loss before deferred taxes recovery	(519,176)	(702,951)	(1,274,466)	(1,783,495)
Deferred taxes recovery	196,005	-	196,005	-
Net loss	(323,171)	(702,951)	(1,078,461)	(1,783,495)
Other comprehensive income (loss)
Foreign exchange (loss) gain	(157,805)	(49,972)	143,834	(77,477)

Comprehensive loss	$(480,976)	$(752,923)	$(934,627)	$(1,860,972)

Net loss per share-basic and diluted	$(0.01)	$(0.02)	$(0.02)	$(0.04)

Weighted average number of common shares outstanding- basic and diluted	63,853,597	42,460,795	60,648.474	41,879,559

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SusGlobal Energy Corp.
Interim Condensed Consolidated Statements of Changes in Stockholders' Deficiency
For the three and six-month periods ended June 30, 2020 and 2019
(Expressed in United States Dollars)
(unaudited)

	Number of Shares	Common Shares	Additional Paid- in Capital	Shares to be Issued	Stock Compensation Reserve	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Stockholders' Deficiency
Balance-December 31, 2019	51,784,504	$5,180	$7,450,091	$-	$1,000,000	$(11,449,497)	$(209,792)	$(3,204,018)
Shares issued on vesting of 2019 stock award	1,000,000	100	999,900	-	(1,000,000)	-	-	-
Shares issued for conversion of debt to equity	7,717,326	772	75,955	-	-	-	-	76,727
Conversion of debt to equity on shares yet to be issued	-	-	-	7,250	-	-	-	7,250
Other comprehensive income	-	-	-	-	-	-	301,639	301,639
Net loss	-	-	-	-	-	(755,290)	-	(755,290)
Balance-March 31, 2020	60,501,830	$6,052	$8,525,946	$7,250	$-	$(12,204,787)	$91,847	$(3,573,692)
Shares issued for proceeds previously received	1,600,000	160	7,840	(7,250)	-	-	-	750
Shares issued for conversion of debt to equity	2,757,297	276	10,477	-	-	-	-	10,753
Share cancellation	(529,970)	(53)	-	-	-	(6,983)	-	(7,036)
Conversion of debt to equity on shares yet to be issued	-	-	-	13,000	-	-	-	13,000
Other comprehensive loss	-	-	-	-	-	-	(157,805)	(157,805)
Net loss	-	-	-	-	-	(323,171)	-	(323,171)
Balance-June 30, 2020	64,329,157	6,435	8,544,263	13,000		(12,534,941)	(65,958)	(4,037,201)
Balance-December 31, 2018	40,299,531	4,031	5,754,260	4,600	1,330,000	(8,554,312)	(80,827)	(1,542,248)
Shares issued for proceeds previously received	5,000	1	4,599	(4,600)	-	-	-	-
Shares issued on vesting of 2018 stock award	1,000,000	100	999,900	-	(1,000,000)	-	-	-
Shares issued for professional services	100,000	10	52,990	-	-	-	-	53,000
Stock compensation expensed on vesting of stock awards	-	-	-	-	332,500	-	-	332,500
Other comprehensive loss	-	-	-	-	-	-	(27,505)	(27,505)
Net loss	-	-	-	-	-	(1,080,544)	-	(1,080,544)
Balance-March 31, 2019	41,404,531	$4,142	$6,811,749	$-	$662,500	$(9,634,856)	$(108,332)	$(2,264,797)
Shares issued on vesting of 2018 stock award	1,000,000	100	329,900	-	(330,000)	-	-	-
Shares issued to directors	80,000	8	39,192	-	-	-	-	39,200
Stock compensation expensed on vesting of stock awards	-	-	-	-	332,500	-	-	332,500
Other comprehensive loss	-	-	-	-	-	-	(49,972)	(49,972)
Net loss	-	-	-	-	-	(702,951)	-	(702,951)
Balance-June 30, 2019	42,484,531	$4,250	$7,180,841	$-	$665,000	$(10,337,807)	$(158,304)	$(2,646,020)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SusGlobal Energy Corp.
Interim Condensed Consolidated Statements of Cash Flows
For the six-month periods ended June 30, 2020 and 2019
(Expressed in United States Dollars)
(unaudited)

	For the six-month period ended June 30, 2020	For the six-month period ended June 30, 2019
Cash flows from operating activities
Net loss	$(1,078,461)	$(1,783,495)
Deferred taxes recovery	(196,005)	-
Land option expired	58,704	-
Adjustments for:
Depreciation	234,267	200,774
Amortization of intangible assets	4,735	100
Amortization of operating right-of-use asset	-	6,087
Non-cash professional fees on conversion of debt	2,775	-
Amortization of financing fees	123,009	65,765
Stock-based compensation	-	665,000
Shares issued for professional services	-	53,000
Shares issued to directors		39,200
Changes in non-cash working capital:
Trade receivables	136	(15,742)
Government remittances receivable	(2,346)	(17,591)
Other receivables	12,610	-
Inventory	5,132	(5,300)
Prepaid expenses and deposits	(24,571)	(8,787)
Accounts payable	51,056	237,338
Government remittances payable	82,597	(35,980)
Accrued liabilities	73,012	39,288
Deferred revenue	(2,362)	-
Net cash used in operating activities	(655,712)	(560,343)
Cash flows from investing activities
Business acquisition	88,107	(1,458,675)
Purchase of intangible assets	(5,729)	(10,745)
Purchase of long-lived assets (i)	(65,357)	(186,649)
Net cash provided by (used in) investing activities	17,021	(1,656,069)
Cash flows from financing activities
Repayments of advance	(3,100)	-
Advances on long-term debt	58,656	1,258,273
Repayment of long-term debt	(94,196)	(40,859)
Repayments of obligations under capital lease	(73,645)	(37,145)
Advances of convertible promissory notes (ii)	175,641	1,190,750
Repayments of operating lease liability	-	(1,858)
Advances of loans payable to related parties	73,320	-
Repayment of loans payable to related parties	-	(149,980)
Proceeds on shares to be issued	13,000	-
Net cash provided by financing activities	149,676	2,219,181
Effect of exchange rate on cash	25,928	(20,340)
Decrease in cash	(463,087)	(17,571)
Cash and cash equivalents-beginning of period	475,724	42,711
Cash and cash equivalents-end of period	$12,637	$25,140
Cash and cash equivalents	12,637	25,140
Restricted cash	-	-
Cash, and cash equivalents and restricted cash	$12,637	$25,140
Supplemental Cash Flow Disclosures:
Interest paid	$362,089	$171,675
Income taxes paid	-	-
(i)	Refer to note 12, obligations under capital lease, for details on the non-cash purchase of certain long-lived assets.
(ii)	Refer to note 13, convertible promissory notes, for the issuance of capital stock on the conversion of debt.

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SusGlobal Energy Corp. Notes to the Interim Condensed Consolidated Financial Statements June 30, 2020 and 2019 (Expressed in United States Dollars) (unaudited)

1. Nature of Business and Basis of Presentation

SusGlobal Energy Corp. ("SusGlobal") was formed by articles of amalgamation on December 3, 2014, in the Province of Ontario, Canada and its executive office is in Toronto, Ontario, Canada. SusGlobal, a company in the start-up stages and Commandcredit Corp. ("Commandcredit"), an inactive Canadian public company, amalgamated to continue business under the name of SusGlobal Energy Corp.

On May 23, 2017, SusGlobal filed an Application for Authorization to continue in another Jurisdiction with the Ministry of Government Services in Ontario and a certificate of corporate domestication and certificate of incorporation with the Secretary of State of the State of Delaware under which it changed its jurisdiction of incorporation from Ontario to the State of Delaware (the "Domestication"). In connection with the Domestication each of the currently issued and outstanding common shares were automatically converted on a one-for-one basis into common shares compliant with the laws of the state of Delaware (the "Shares"). As a result of the Domestication, pursuant to Section 388 of the General Corporation Law of the State of Delaware (the "DGCL"), SusGlobal continued its existence under the DGCL as a corporation incorporated in the State of Delaware. The business, assets and liabilities of SusGlobal and its subsidiaries on a consolidated basis, as well as its principal location and fiscal year, were the same immediately after the Domestication as they were immediately prior to the Domestication. SusGlobal filed a Registration Statement on Form S-4 to register the Shares and this registration statement was declared effective by the Securities and Exchange Commission on May 23, 2017.

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

As at June 30, 2020, the Company had a working capital deficit of $8,909,577 (December 31, 2019-$8,203,742), incurred a net loss of $1,078,461 (2019-$1,783,495) for the six months ended June 30, 2020 and had an accumulated deficit of $12,534,941 (December 31, 2019-$11,449,497) and expects to incur further losses in the development of its business.

SusGlobal Energy Corp. Notes to the Interim Condensed Consolidated Financial Statements June 30, 2020 and 2019 (Expressed in United States Dollars) (unaudited)

2. Going Concern, (continued)

On March 31, 2020, Pace Savings & Credit Union Limited ("PACE") and the Company reached an agreement for the repayment of the outstanding amounts owing to PACE. One of the credit facilities, in the amount of $34,391 ($48,788 CAD), was repaid in full on April 3, 2020 and the remaining credit facilities and the corporate term loan are to be repaid on or before September 30, 2020. Management continues discussions with a Canadian chartered bank to re-finance its remaining obligations to PACE and repay other creditors.

The Company has defaulted on the convertible promissory notes (see note 13). As a result, the amounts owing to PACE (see note 11) and the obligations under capital lease (see note 12), are also in default.

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

SusGlobal Energy Corp. Notes to the Interim Condensed Consolidated Financial Statements June 30, 2020 and 2019 (Expressed in United States Dollars) (unaudited)

4.  Recent Adopted Accounting Pronouncements, (continued)

Newly Adopted

On January 1, 2020, the Company adopted Accounting Standards Update (“ASU”) No. 2018-13, "Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurements to ASC Topic 820, Fair Value Movement". ASU No. 2018-13 modifies the disclosure requirements for fair value measurements by removing, modifying, and/or adding certain disclosures. The adoption of ASU No. 2018-13, did not have a significant impact on the Company's consolidated financial statements.

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

Recently issued

ASU 2020-06—Debt—"Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity": simplifies accounting for convertible instruments by removing major separation models required under current Generally Accepted Accounting Principles (GAAP). Consequently, more convertible debt instruments will be reported as a single liability instrument and more convertible preferred stock as a single equity instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for it. The ASU also simplifies the diluted earnings per share (EPS) calculation in certain areas. The amendments in this Update are effective for public business entities that meet the definition of a Securities and Exchange Commission (SEC) filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is assessing the impact that the adoption of ASU 2020-06 will have on the consolidated balance sheet and consolidated statement of operations.

5. Financial Instruments

The carrying value of cash and cash equivalents, funds held in trust, trade and other receivables, accounts payable and accrued liabilities approximated their fair values as of June 30, 2020 and December 31, 2019, due to their short-term nature. The carrying value of the advance, long-term debt, obligations under capital lease, convertible promissory notes and loans payable to related party approximated their fair values due to their market interest rates.

Interest, Credit and Concentration Risk

Interest rate risk is the risk borne by an interest-bearing asset or liability as a result of fluctuations in interest rates. Financial assets and financial liabilities with variable interest rates expose the Company to cash flow interest rate risk.

In the opinion of management, the Company is exposed to significant interest rate risk on the current portion of its long-term debt and convertible promissory notes of $7,033,212 ($9,584,657 CAD) (2019-$7,199,706; $9,351,482 CAD).

Credit risk is the risk of loss associated with a counterparty's inability to perform its payment obligations. As at June 30, 2020, the Company's credit risk is primarily attributable to cash and cash equivalents and trade receivables.  As at June 30, 2020, the Company's cash and cash equivalents were held with reputable Canadian chartered banks and a credit union.

With regards to credit risk with customers, the customers' credit evaluation is reviewed by management and account monitoring procedures are used to minimize the risk of loss. The Company believes that no additional credit risk beyond amounts provided for by the allowance for doubtful accounts are inherent in accounts receivable. As at June 30, 2020, the allowance for doubtful accounts was $nil ($nil CAD) (December 31, 2019-$730; $948 CAD).

SusGlobal Energy Corp. Notes to the Interim Condensed Consolidated Financial Statements June 30, 2020 and 2019 (Expressed in United States Dollars) (unaudited)

5. Financial Instruments, (continued)

As at June 30, 2020, the Company is exposed to concentration risk as it had four customers (December 31, 2019-six customers) representing greater than 5% of total trade receivables and four customers (December 31, 2019-six customers) represented 93% (December 31, 2019-90%) of trade receivables. The Company had certain customers whose revenue individually represented 10% or more of the Company's total revenue. These customers accounted for 73% (34%,14%, 14% and 11%) (June 30, 2019-74%; 37%, 23% and 14%) of total revenue.

Liquidity Risk

Liquidity risk is the risk that the Company is unable to meet its obligations as they fall due. The Company takes steps to ensure it has sufficient working capital and available sources of financing to meet future cash requirements for capital programs and operations. Management is in discussions with a Canadian chartered bank to refinance its obligations to PACE and repay other creditors. Refer also to going concern, note 2.

The Company actively monitors its liquidity to ensure that its cash flows and working capital are adequate to support its financial obligations and the Company's capital programs. In order to continue operations, the Company will need to raise capital, repay PACE for all of its outstanding obligations by September 30, 2020 and complete the refinancing of its real property and organic composting facility. There is no assurance of funding being available or available on acceptable terms. Realization values may be substantially different from carrying values as shown. Refer also to going concern, note 2.

Currency Risk

Although the Company's functional currency is the CAD, the Company realizes a portion of its expenses in USD. Consequently, certain assets and liabilities are exposed to foreign currency fluctuations. As at June 30, 2020, $456,460 (December 31, 2019-$258,403) of the Company's net monetary liabilities were denominated in USD. The Company has not entered into any hedging transactions to reduce the exposure to currency risk.

6. Business Acquisition

Effective May 24, 2019, the Company purchased all the issued and outstanding shares of 1684567. The acquisition was accounted for as a business combination using the acquisition method of accounting. The purchase price paid in the acquisition has been allocated to record the assets acquired and liabilities assumed based on their estimated fair value. When determining the fair values of assets acquired and liabilities assumed, management made significant estimates. The transaction closed on May 28, 2019. The purchase consideration consisted of cash from working capital of $121,845 ($163,836 CAD) and cash from a third-party mortgage obtained in the amount of $1,258,273 ($1,691,910 CAD, net of financing fees of $80,387 ($108,090 CAD)). The total purchase price includes the original offer of $1,314,304 ($1,767,250 CAD) and reimbursement of vendor's expense of $65,814 ($88,496 CAD).

SusGlobal Energy Corp. Notes to the Interim Condensed Consolidated Financial Statements June 30, 2020 and 2019 (Expressed in United States Dollars) (unaudited)

6. Business Acquisition, (continued)

The allocation of the purchase price is as follows:

Purchase consideration
Cash ($1,855,746 CAD)	$1,380,118
Assets acquired
Accounts receivable ($ 7,573 CAD)	5,632
Land ($1,898,000 CAD)	1,411,543
Automotive equipment and machinery ($16,525 CAD)	12,290
Customer list ($30,400 CAD)	22,608
Land option ($80,000 CAD)	59,496
1,511.569

Liabilities assumed
Accounts payable ($10,977 CAD)	8,164
Deferred tax liability ($267,109 CAD)	198,649
206,813

Net assets acquired ($1,754,412 CAD)	$1,304,756

Goodwill	$75,362

Included in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2019, is revenue of $137,247 ($182,098 CAD) and expenses of $217,620 ($288,735) since the date of acquisition. From January 1, 2019 and immediately prior to the date of acquisition 1684567 generated revenue of $82,437 ($109,376 CAD) and incurred expenses of $73,685 ($97,764 CAD). During the year ended December 31, 2018, 1684567 generated revenue of $212,473 ($275,188 CAD) and incurred expenses of $173,206 ($224,331 CAD).

During the current three-month period ended June 30, 2020, the Company expensed previously capitalized acquisition costs in the amount of $86,864 ($118,472 CAD). The land option in the amount of $59,496 ($80,000) expired six months after the business acquisition dated May 24, 2019 and as a result, has been expensed in the interim condensed consolidated statements of operations and comprehensive loss. In addition, the company determined that the deferred tax liability recognized on the business acquisition would be recovered through the application of certain tax strategies. As a result, the recovery of the deferred tax liability is recorded in the interim condensed consolidated statements of operations and comprehensive loss.

7. Restricted Cash-Funds Held in Trust

The funds which were held in trust were required to satisfy certain outstanding payments to PACE, including the repayment in full of one of the credit facilities in the amount of $34,391 ($48,788 CAD) and to bring the remaining outstanding PACE amounts current. The funds which were held in trust were provided to PACE on April 3, 2020. Refer also to going concern, note 2 and long-term debt, note 11.

8. Intangible Assets

	June 30, 2020	December 31, 2019
Technology license (net of accumulated amortization of $1,031 (2019- $931))	$970	$1,070
Customer list-limited life-$16,504 ($22,491 CAD) (net of accumulated amortization of $5,804) ($7,909 CAD) (2019-$6,634 ($8,617 CAD) (net of accumulated amortization of $1,222 ($1,588 CAD))	16,504	6,634
Trademarks-indefinite life-$23,290 CAD	17,090	11,916
Goodwill ($101,334 CAD)	74,359	-
Environmental compliance approvals-indefinite life- $182,700 CAD	134,065	217,651
	$242,988	$237,271

For the three-month and six-month periods ended June 30, the Company incurred fees to register various trademarks in the United States and Canada, in the amount $3,196 ($4,355 CAD) and $5,733 ($7,813 CAD) (2019-$nil; $nil CAD and $10,948: $14,327 CAD) respectively.

SusGlobal Energy Corp. Notes to the Interim Condensed Consolidated Financial Statements June 30, 2020 and 2019 (Expressed in United States Dollars) (unaudited)

8. Intangible Assets, (continued)

On September 15, 2017, the Company acquired the environmental compliance approvals, having an indefinite life, on the purchase of certain assets from BDO Canada Limited ("BDO") under an asset purchase agreement (the "APA").

Effective May 24, 2019, the Company acquired customer lists of $22,608 ($30,400 CAD) relating to certain municipal contracts. These customer lists are being amortized over terms ranging from forty-five to sixty-six months. During the three and six-month periods ended June 30, 2020, amortization of $4,128 ($5,641 CAD) and $4,635 ($6,321 CAD) (2019-$nil; $nil CAD and $nil; $nil CAD), respectively.

9. Long-lived Assets, net

		June 30,		December 31,
		2020		2019
	Cost	Accumulated	Net book value	Net book value
		depreciation
Land	$1,392,753	$-	$1,392,753	$1,425,002
Composting buildings	2,238,516	363,257	1,875,259	1,965,690
Gore cover system	1,036,246	263,506	772,740	869,864
Driveway and paving	340,116	75,959	264,157	291,427
Machinery and equipment	63,479	49,268	14,211	22,270
Equipment under capital lease	683,168	329,257	353,911	167,578
Office trailer	8,806	6,059	2,747	4,268
Vacuum trailer	5,503	1,651	3,852	4,908
Computer equipment	6,486	5,418	1,068	1,862
Computer software	6,751	6,751	-	-
Automotive equipment	9,928	3,924	6,004	7,863
Signage	2,491	1,101	1,390	1,721
	$5,794,243	$1,106,151	$4,688,092	$4,762,453

10. Related Party Transactions

For three and six-month periods ended June 30, 2020, the Company incurred $32,494 ($45,000 CAD) and $65,988 ($90,000 CAD) (2019-$33,642; $45,000 CAD and $67,491; $90,000 CAD) respectively, in management fees expense with Travellers International Inc. ("Travellers"), an Ontario company controlled by a director and the president and chief executive officer (the "CEO"); $nil ($nil CAD) and $nil ($nil CAD) (2019-$33,642; $45,000 CAD and $67,491; $90,000 CAD) respectively, in management fees expense with Landfill Gas Canada Ltd. ("LFGC"), an Ontario company controlled by a former director and former chief executive officer and $17,331 ($24,000 CAD) and $35,194 ($48,000 CAD) (2019-$13,456; $18,000 CAD and $26,996; $36,000 CAD)  respectively in management fees expense with the Company's chief financial officer (the "CFO").  As at June 30, 2020, unpaid remuneration and unpaid expenses in the amount of $329,985 ($431,727 CAD) (December 31, 2019-$324,303; $421,227 CAD) is included in accounts payable and $11,741 ($16,000 CAD) (December 31, 2019-$12,318; $16,000 CAD) is included in accrued liabilities in the interim condensed consolidated balance sheets.

SusGlobal Energy Corp. Notes to the Interim Condensed Consolidated Financial Statements June 30, 2020 and 2019 (Expressed in United States Dollars) (unaudited)

10. Related Party Transactions, (continued)

In addition, during the three and six-month periods ended June 30, 2020, the Company incurred interest expense of $2,187 ($2,992 CAD) and $2,628 ($3,584 CAD) (2019-$679; $920 CAD and $4,481; $5,975 CAD) respectively, on outstanding loans from Travellers and $nil ($nil CAD) (2019-$1,678; $2,244 CAD) and $3,347; $4,463 CAD respectively, on outstanding loans from the directors. As at June 30, 2020, interest of $2,630 ($3,584 CAD) (December 31, 2019-$nil; $nil CAD) on the loans outstanding to Travellers is included in accrued liabilities in the interim condensed consolidated balance sheets.

For the three and six-month periods ended June 30, 2020, the Company incurred $18,897 ($26,130 CAD) and  $36,420 ($49,673 CAD) (2019-$15,298; $20,469 CAD and $32,296; $ $43,067 CAD) respectively, in rent expense paid under a rental agreement with Haute Inc. ("Haute"), an Ontario company controlled by the CEO.

For those independent directors providing their services throughout 2019, the Company accrued directors' compensation totaling $1,800, based on the subsequent issuance of 20,000 common shares of the Company to each of the five directors that are expected to be issued subsequent to June 30, 2020. And, for services provided in the three and six-month periods ended June 30, 2020, $1,202 and $2,237 (2019-$9,748 and $12,700) respectively. The directors' compensation was priced based on the trading price of the shares at the close of business on June 30, 2020 and will be recorded based on the trading price of the shares, immediately prior to issuance. Also included in directors' compensation for the three and six-month periods ended June 30, 2020, are the audit committee chairman's fees, in the amount of $722 ($1,000 CAD) and $1,466 ($2,000 CAD) (2019 $756; $1,000 CAD and $1,500; $2,000 CAD) respectively. As at June 30, 2020, outstanding directors' compensation of $nil ($nil CAD) (December 31, 2019-$3,480; $4,520 CAD) is included in accounts payable and $3,987 (December 31, 2019-$3,650) is included in accrued liabilities, in the interim condensed consolidated balance sheets.

Furthermore, for the three and six-month periods ended June 30, 2020, the Company recognized management compensation expense of $nil and $nil (2019-$332,500 and 665,000) respectively, on the vesting of restricted stock units ("RSUs") granted in prior years to the CEO and the former chief executive officer. On January 10, 2020, the CEO's remaining RSUs were exchanged into 1,000,000 common shares of the Company. Based on private placement pricing at the time of the granting of the RSUs, the common shares issued to the CEO on the exchange of the 1,000,000 RSUs, was determined to be valued at $1,000,000.

11. Long-Term Debt

	Credit	Credit	Corporate	Mortgage	Canada Emergency	June 30,	December 31,
	Facility	Facility	Term Loan	Payable	Business Account	2020 Total	2019 Total
	(a)	(b)	(c)	(d)	(e)
Long-Term Debt	$723,620	$404,678	$2,452,232	$1,895,827	$58,704	$5,535,061	$5,793,677
Current portion	(723,620)	(404,678)	(2,452,232)	(1,895,827)	-	$(5,476,357)	(5,793,677)
Long-term portion	$-	$-	$-	$-	$58,704	$58,704	$-

SusGlobal Energy Corp. Notes to the Interim Condensed Consolidated Financial Statements June 30, 2020 and 2019 (Expressed in United States Dollars) (unaudited)

11. Long-Term Debt, (continued)

On March 31, 2020, PACE and the Company reached an agreement with respect to the repayment of the outstanding balances owing to PACE ((a), (b) and (c) above). One of the credit facilities, in the amount of $34,391 ($48,788 CAD), was repaid in full on April 3, 2020, as noted below and the remaining credit facilities and the corporate term loan are due on or before September 30, 2020. On April 3, 2020, the Company provided PACE with funds, held in trust on March 31, 2020, to bring the remaining credit facilities and the corporate term loan current. The funds remaining, which were held in trust on March 31, 2020 are to be used to satisfy the principal and interest payments on the noted debt partially, through August 2020. Included in prepaid expenses and deposits in the interim condensed consolidated financial statements is $50,797 ($69,224 CAD) relating to prepaid principal and interest payments. In addition, the letter of credit the Company has with PACE in favor of the Ministry of the Environment, Conservation and Parks (the "MECP"), will be renewed from the current expiry date of June 30, 2020 to September 30, 2020, at the appropriate time. On April 3, 2020, the shares previously pledged as security to PACE, were released. However, the personal guarantee from the CEO and charge against the Company's premises lease remain unchanged. This long-term debt is considered to be in default as a result of defaults on the convertible promissory notes (see note 13). As a result, PACE may demand repayment before September 30, 2020.

Refer also to going concern, note 2.

The remaining PACE long-term debt was initially payable as noted below:

(a)

The credit facility bears interest at the PACE base rate of 7.00% plus 1.25% per annum, currently 8.25%, is payable in monthly blended installments of principal and interest of $6,431 ($8,764 CAD) and matures on September 2, 2022. The first and only advance on the credit facility on February 2, 2017, in the amount of $1,174,080 ($1,600,000 CAD), is secured by a business loan general security agreement, a $1,174,080 ($1,600,000 CAD) personal guarantee from the CEO and a charge against the Company's premises lease. Also pledged as security are the shares of the wholly-owned subsidiaries, a pledge of 3,300,000 of the Company's shares held by LFGC, 500,000 of the Company's shares held by the CFO, 2,000,000 of the Company's shares held by a director's company and a limited recourse guarantee against each of these parties. As noted above, the pledged shares were delivered by PACE to the Company's counsel. The credit facility is fully open for prepayment at any time without notice or bonus.

(b)

The credit facility advanced on June 15, 2017, in the amount of $440,280 ($600,000 CAD), bears interest at the PACE base of 7.00% plus 1.25% per annum, currently 8.25%, is payable in monthly blended installments of principal and interest of $3,596 ($4,901 CAD), and matures on September 2, 2022. The credit facility is secured by a variable rate business loan agreement on the same terms, conditions and security as noted above.

(c)

The corporate term loan advanced on September 13, 2017, in the amount of $2,732,779 ($3,724,147 CAD), bears interest at PACE base rate of 7.00% plus 1.25% per annum, currently 8.25%, is payable in monthly blended installments of principal and interest of $21,802 ($29,711 CAD), and matures September 13, 2022. The corporate term loan is secured by a business loan general security agreement representing a floating charge over the assets and undertakings of the Company, a first priority charge under a registered debenture and a lien registered under the Personal Property Security Act in the amount of $2,935,918 ($4,000,978 CAD) against the assets including inventory, accounts receivable and equipment. The corporate term loan also included an assignment of existing contracts included in the asset purchase agreement (the "APA").

SusGlobal Energy Corp. Notes to the Interim Condensed Consolidated Financial Statements June 30, 2020 and 2019 (Expressed in United States Dollars) (unaudited)

11. Long-Term Debt, (continued)

For the three and six-month periods ended June 30, 2020, $78,492 ($108,615 CAD) and $155,241 ($211,731 CAD) (2019-$77,903; $104,201 CAD and $155,522; $207,390 CAD) respectively, in interest was incurred on the PACE long-term debt. As at June 30, 2020 $16,522 ($22,516 CAD) (December 31, 2019-$124,926; $162,263 CAD) in accrued interest is included in accrued liabilities in the interim condensed consolidated balance sheets.

(d)

The Company obtained a mortgage provided by private lenders to finance the acquisition of the shares of 1684567 and to provide funds for additional financing needs. The mortgage has a principal amount of $1,907,880 ($2,600,000 CAD), is repayable interest only on a monthly basis at an annual rate of the higher of the Royal Bank of Canada's prime rate plus 6.05% per annum (currently 8.50%) and 10% per annum with a maturity date of October 19, 2020. The mortgage payable is secured by the shares held of 1684567, a first mortgage on the land described in note 9, long-lived assets, in the interim condensed consolidated balance sheets with a carrying value of $1,392,753 ($1,898,000 CAD), a general assignment of rents, and a fire insurance policy. Financing fees on the mortgage totaled $115,155 ($156,929 CAD).  As at June 30, 2020, $7,451 ($10,570 CAD) (December 31, 2019-$8,138; $10,570 CAD) of accrued interest is included in accrued liabilities in the interim condensed consolidated balance sheets. In addition, as at June 30, 2020, there is $12,053 ($16,426 CAD) (2019-$74,219; $97,133 CAD) of unamortized finance fees.

For the three and six-month periods ended June 30, 2020, $46,936 ($65,000 CAD) and $95,316 ($130,000 CAD) (2019-$13,683; $18,247 CAD and 13,683; $18,247 CAD) respectively, in interest was incurred on the mortgage payable.

(e)

As a result of the COVID-19 virus, the Government of Canada launched the Canada Emergency Business Account (the "CEBA"), a program to ensure that small businesses have access to the capital they need to see them through the current challenges and better position them to quickly return to providing services to their communities and creating employment. The program is administered by Canadian chartered banks and credit unions.

On April 27, 2020, the Company received a total of $58,704 ($80,000 CAD) under this program, from its Canadian chartered bank.

Under the initial term date of the loans, which is detailed in the CEBA term loan agreements, the amount is due on December 31, 2022 and is interest-free. If the loans are not repaid by December 31, 2022, the Company can make payments, interest only, on a monthly basis at an annual rate of 5%, under the extended term date, beginning January 31, 2023, maturing December 31, 2025. In addition, if 75% of the loans are repaid by the initial term, December 31, 2022, the Company's Canadian chartered bank will forgive the balance. The CEBA term loan agreements contain a number of positive and negative covenants, for which the Company is in compliance.

12. Obligations under Capital Lease

				June 30,	December 31,
				2020	2019
	(a)	(b)	(c)	Total	Total
Obligations under Capital Lease	$81,172	$84,176	$254,715	$420,063	$218,069
Less: current portion	(81,172)	(84,176)	(254,715)	(420,063)	(218,069)
Long-term portion	$-	$-	$-	$-	$-

SusGlobal Energy Corp. Notes to the Interim Condensed Consolidated Financial Statements June 30, 2020 and 2019 (Expressed in United States Dollars) (unaudited)

12. Obligations under Capital Lease, (continued)

As a result of the convertible promissory notes defaults, these leases are also in default (see note 13). The lessor may demand full repayment of these obligations under capital lease. As a result, the obligations under capital lease have been presented as current liabilities. The original terms of the obligations under capital lease are noted below under paragraphs (a), (b) and (c). Refer also to going concern, note 2.

(a)

The lease agreement for certain equipment for the Company's organic composting facility at a cost of $210,344 ($286,650 CAD), is payable in monthly blended installments of principal and interest of $4,285 ($5,840 CAD), plus applicable harmonized sales taxes and an option to purchase the equipment for a final payment of $20,987 ($28,600 CAD), plus applicable harmonized sales taxes on October 31, 2021. The lease agreement bears interest at the rate of 5.982% annually, compounded monthly, due September 30, 2021.

(b)

The lease agreement for certain equipment for the Company's organic composting facility at a cost of $181,579 ($247,450 CAD), is payable in monthly blended installments of principal and interest of $3,756 ($5,118 CAD), plus applicable harmonized sales taxes for a period of forty-six months plus the first two monthly blended installments of $7,338 ($10,000 CAD) plus applicable harmonized sales taxes and an option to purchase the equipment for a final payment of $ 18,110 ($24,680 CAD) plus applicable harmonized sales taxes on February 27, 2022. The leasing agreement bears interest at the rate of 6.15% annually, compounded monthly, due January 27, 2022.

(c)	The lease agreement for certain equipment for the Company's organic composting facility at a cost of $285,925 ($389,650 CAD), is payable in monthly blended installments of principal and interest of $5,028 ($6,852 CAD), plus applicable harmonized sales taxes for a period of fifty-nine months plus an initial deposit of $14,272 ($19,450 CAD) plus applicable harmonized sales taxes and an option to purchase the equipment for a final payment of a nominal amount of $73 ($100 CAD) plus applicable harmonized sales taxes on February 27, 2025. The leasing agreement bears interest at the rate of 3.59% annually, compounded monthly, due February 27, 2025.

The lease liabilities are secured by the equipment under capital lease as described in note 9.

Minimum lease payments as per the original terms of the obligations under capital lease are as follows:

In the six-month period ending December 31, 2020	$78,416
In the year ending December 31, 2021	164,964
In the year ending December 31, 2022	82,205
In the year ending December 31, 2023	60,340
In the year ending December 31, 2024	60,340
In the year ending December 31, 2025	5,102
451,367
Less: imputed interest	(31,304)
Total	$420,063

For the three and six-month periods ended June 30, 2020, $5,831 ($8,015 CAD) and $8,920 ($12,165 CAD) (2019-$4,885; $6,529 CAD and $8,555; $11,408 CAD) respectively, in interest was incurred.

SusGlobal Energy Corp. Notes to the Interim Condensed Consolidated Financial Statements June 30, 2020 and 2019 (Expressed in United States Dollars) (unaudited)

13. Convertible Promissory Notes

		June 30, 2020	December 31, 2019

(a)	Convertible promissory notes-January 28, 2019 (net of unamortized financing costs of $nil (2019- $1,918))	$245,073	$176,964
(b)	Convertible promissory notes-March 7 and March 8, 2019 (net of unamortized financing costs of $nil) (2019- $25,625))	753,200	724,375
(c)	Convertible promissory note-May 23, 2019 (net of unamortized financing costs of $nil (2019-$17,924))	242,000	217,076
(d)	Convertible promissory note-July 19, 2019 (net of unamortized financing costs of $1,589 (2019-$17,411))	168,411	152,589
(e)	Convertible promissory note-October 17, 2019 (net of accumulated financing costs of $7,829 (2019-$20,975)	148,171	135,025
		$1,556,855	$1,406,029

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

SusGlobal Energy Corp. Notes to the Interim Condensed Consolidated Financial Statements June 30, 2020 and 2019 (Expressed in United States Dollars) (unaudited)

13. Convertible Promissory Notes, (continued)

Since the January 2019 Investor Notes were not repaid by their January 28, 2020 maturity date, they are in default and the outstanding balance (principal plus accrued interest) of each of the January 2019 Investor Notes was increased by 50% and increased by a further $15,000 (together the "Default Amounts") along with the interest rate increasing from 12% to 24% annually. The January 2019 Investors continue to have the option to require the Company to immediately issue, in lieu of the Default Amount, the number of shares of common stock of the Company equal to the Default Amount divided by the conversion price then in effect.

During the six-month period ended June 30, 2020, the January 2019 Investors converted a total of $24,250 of their January 2019 Investor Notes.

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

On April 24, 2019, the Company received one of the Back-End Notes from the March 2019 Investors in the face value amount of $275,000. The proceeds received by the Company was $228,000, net of $25,000 discount and financing costs. The maturity dates of the March 2019 Investor Notes are March 7, 2020 and March 8, 2020. The March 2019 Investor Notes bear interest at a rate of twelve percent (12%) per annum (the "March 2019 Interest Rate"), which interest shall be paid by the Company to the March 2019 Investors in Common Stock at any time the March 2019 Investors send a notice of conversion to the Company. The March 2019 Investors are entitled to, at their option, convert all or any amount of the principal face amount and any accrued but unpaid interest of the March 2019 Investor Notes into Common Stock, at any time, at a conversion price for each share of SusGlobal Energy Corp.

Common Stock equal to 65% multiplied by the lowest trading price (as defined in the Notes) of the Common Stock as reported on the National Quotations Bureau OTC Marketplace exchange upon which the Company's shares are traded during the twenty (20) consecutive Trading Day period immediately preceding (i) the applicable March 2019 Effective Date; or (ii) the conversion date.

SusGlobal Energy Corp. Notes to the Interim Condensed Consolidated Financial Statements June 30, 2020 and 2019 (Expressed in United States Dollars) (unaudited)

13. Convertible Promissory Notes, (continued)

The Company reserved a minimum of eight (8) times the number of its authorized and unissued Common Stock (the "March 2019 Reserved Amounts"), free from pre-emptive rights, to provide for the issuance of Common Stock upon the full conversion of the March 2019 Investor Notes. Upon full conversion of the March 2019 Investor Notes, any shares remaining in such reserve shall be cancelled. The Company increases the March 2019 Reserved Amount in accordance with the Company's obligations under the March 2019 Investor Notes.

Since the March 2019 Investor Notes were not repaid by their March 7, 2020 and March 8, 2020 maturity dates, they are also in default resulting in the outstanding balance (principal plus accrued interest) increasing by 10% and the interest rate on the 2019 March Investor Notes increasing from 12% to 24% annually, effective January 28, 2020. The March 2019 Investors continue to have the option to convert their March 2019 Investor Notes.

During the six-month period ended June 30, 2020, the March 2019 Investors converted a total of $47,000 of their March 2019 Investor Notes.

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

SusGlobal Energy Corp. Notes to the Interim Condensed Consolidated Financial Statements June 30, 2020 and 2019 (Expressed in United States Dollars) (unaudited)

13. Convertible Promissory Notes, (continued)

During the six-month period ended June 30, 2020, the May 2019 Investor converted a total of $15,000 of its May 2019 Note.

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

As a result of the January 2019 Investor Notes, the March 2019 Investor Notes and the May 2019 Investor Note not having been repaid by their respective due dates, this default resulted in the interest rate on the July 2019 Investor Note increasing from 12% to 24% annually, effective January 28, 2020. The July 2019 Investor continues to have the option to convert its July 2019 Investor Note.

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

The maturity date of the October 2019 Investor Note is October 17, 2020. The October 2019 Investor Note bears interest at a rate of twelve percent (12%) per annum (the "October 2019 Interest Rate"), which interest shall be paid by the Company to the October 2019 Investor in Common Stock at any time the October 2019 Investor sends a notice of conversion to the Company. The October 2019 Investor is entitled to, at its option, convert all or any amount of the principal amount and any accrued but unpaid interest of the October 2019

SusGlobal Energy Corp. Notes to the Interim Condensed Consolidated Financial Statements June 30, 2020 and 2019 (Expressed in United States Dollars) (unaudited)

13. Convertible Promissory Notes, (continued)

Investor Note into Common Stock, at any time, at a conversion price for each share of Common Stock equal to 65% multiplied by the lowest trading price (as defined in the Note) of the Common Stock as reported on the National Quotations Bureau OTC Marketplace exchange upon which the Company's shares are traded during the twenty (20) consecutive Trading Day period immediately preceding (i) the applicable October 2019 Effective Date; or (ii) the conversion date.

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

As a result of the January 2019 Investor Notes, the March 2019 Investor Notes and the May 2019 Investor Note not having been repaid by their respective due dates, this default resulted in the interest rate on the October 2019 Investor Note increasing from 12% to 24% annually, effective January 28, 2020. The October 2019 Investor continues to have the option to convert its October 2019 Investor Note.

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

SusGlobal Energy Corp. Notes to the Interim Condensed Consolidated Financial Statements June 30, 2020 and 2019 (Expressed in United States Dollars) (unaudited)

13. Convertible Promissory Notes, (continued)

For the three and six-month periods ended June 30, 2020, the Company recorded interest and Default Amounts of $149,965 and $333,447 (2019-$56,192 and $67,231) respectively. As at June 30, 2020, $276,828 (December 31, 2019-$130,249) of accrued interest and Default Amounts pertaining to interest, are included in accrued liabilities in the interim condensed consolidated balance sheets. In addition, during the three and six-month periods ended June 30, 2020, $1,444 and $6,455 (2019-$nil and $nil) respectively, of accrued interest was converted.

Refer also to going concern, note 2.

14. Loans Payable to Related Party

	June 30, 2020	December 31, 2019

Travellers International Inc.	$73,380	$-

Loans payable in the amount of $73,380 ($100,000 CAD) (December 31, 2019-$nil; $nil CAD), owing to Travellers bear interest at the rate of 12% per annum, are due on demand and unsecured.  As at June 30, 2020 $2,630 ($3,584 CAD) (December 31, 2019-$nil; $nil CAD) in interest was included in accrued liabilities.

For the three and six-month periods ended June 30, 2020, $2,187 ($2,992 CAD) and $2,628 ($3,584 CAD) (2019-$679; $920 CAD and $4,481; $5,975 CAD) respectively, in interest expense was incurred on loans payable to Travellers. In addition, for the three and six-month periods ended June 30, 2020 $nil ($nil CAD) and $nil ($nil CAD) (2019-$1,678; $2,244 CAD and $3,347; $4,463 CAD) respectively, in interest expense was incurred on loans payable to directors.

15. Capital Stock

As at June 30, 2020, the Company had 150,000,000 authorized common shares with a par value of $.0001 per share and 64,329,157 (December 31, 2019-51,784,504) issued and outstanding common shares. For the six-month period ended June 30, 2020, the Company issued 12,074,623 common shares on the conversion of unsecured promissory notes, in the amount of $86,250, including accrued interest and related cost of $9,230, a total of $95,480. The share conversion prices ranged from $0.0036 to $0.0176 per share.  Further, on June 29, 2020, the Company received a notice of conversion for one of the January 2019 Investor Notes, in the amount of $13,000 plus legal fees of $750. The common shares were issued subsequent to June 30, 2020. On January 10, 2020, the Company issued 1,000,000 common shares on the exchange of the CEO's 1,000,000 2019 RSUs. In addition, the Company cancelled the 529,970 shares previously held by BDO Canada Limited, whose shares were returned to the Company on April 1, 2020.

During the year ended December 31, 2019, the Company issued 9,289,973 common shares on the conversion of unsecured convertible promissory notes in the amount of $248,618 including accrued interest and related costs of $21,162, for a total of $269,780 at conversion prices ranging from $0.0176 to $0.0910 per share. The Company also issued 100,000 common shares for professional services determined to be valued at $53,000, 80,000 common shares to directors determined to be valued at $39,200 and 5,000 common shares to each of two employees determined to be valued at $400 in total, with amounts determined based on the closing trading price on the day immediately prior to issuance. Further, 5,000 common shares were issued for proceeds received prior to December 31, 2018 of $4,600, net of share issue costs of $400. In addition, on January 8, 2019, the Company issued

SusGlobal Energy Corp. Notes to the Interim Condensed Consolidated Financial Statements June 30, 2020 and 2019 (Expressed in United States Dollars) (unaudited)

15. Capital Stock, (continued)

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

All non-cash transactions during December 31, 2019, were valued based on the proceeds of a recent private placement

16. Commitments

a)

Effective January 1, 2020, new consulting agreements were finalized for the services of the CEO and the CFO. The consulting agreements are each for a period of one year, commencing January 1, 2020. The CEO's monthly fee is $10,998 ($15,000 CAD) and for the CFO $5,866 ($8,000 CAD).  The future minimum commitment under these consulting agreements, is as follows:

For the six-month period ending December 31, 2020	$101,264

b)

The Company has agreed to lease its office premises from Haute on a month-to-month basis, at the same monthly rate of $4,399 ($6,000 CAD). The Company is responsible for all expenses and outlays in connection with its occupancy of the leased premises, including, but not limited to utilities, realty taxes and maintenance.

c)

The Company was assigned the land lease on the purchase of certain assets of Astoria Organic Matters Ltd., and Astoria Organic Matters Canada LP. The land lease, which comprises 13.88 acres in Roslin, Ontario, Canada, has a term expiring March 31, 2034. The basic monthly rent on the net lease is $2,200 ($3,000 CAD) and is subject to adjustment based on the consumer price index as published by Statistics Canada ("CPI"). To date, no adjustment for CPI has been charged. The Company is also responsible for any property taxes, maintenance, insurance and utilities. In addition, the Company has the right to extend the lease for five further terms of five years each and one further term of five years less one day. As the Company acquired the business of 1684567, the previous landlord, there are no future commitments for this lease. The Company was recently informed that, through a special provision of the site plan agreement with the City of Belleville (the "City"), Ontario, Canada, that it is required to fund road maintenance required by the City through to September 30, 2025 at an annual rate of $7,338 ($10,000 CAD). The future minimum commitment is as follows:

For the six-month period ending December 31, 2020	$7,338
For the year ending December 31, 2021	7,338
For the year ending December 31, 2022	7,338
For the year ending December 31, 2023	7,338
For the year ending December 31, 2024	7,338
Thereafter	7,338
$44,028

SusGlobal Energy Corp. Notes to the Interim Condensed Consolidated Financial Statements June 30, 2020 and 2019 (Expressed in United States Dollars) (unaudited)

16. Commitments, (continued)

PACE has provided the Company a letter of credit in favor of the MECP in the amount of $203,139 ($276,831 CAD) and, as security, has registered a charge of lease over the premises, located at 704 Phillipston Road, Roslin, Ontario, Canada. The Company is required to provide for environmental remediation and clean-up costs for its organic composting facility. The letter of credit is a requirement of the MECP and is in connection with the financial assurance provided by the Company for it to be in compliance with the MECPs environmental objectives. The MECP regularly evaluates the Company's organic waste composting facility to ensure compliance is adhered to and the letter of credit is subject to change by the MECP. Since the fair value of the environmental remediation costs cannot be determined at this time, no estimate of such costs has been recorded in the accounts. As of June 30, 2020, the MECP has not drawn on the letter of credit. PACE renewed the letter of credit to September 30, 2020.

17. Economic Dependence

The Company generated 81% and 73% of its revenue from four customers, during the three and six-month periods ended June 30, 2020 respectively, (June 30, 2019-72% and 74% from three customers, respectively).

18. Subsequent Events

The Company's management has evaluated subsequent events up to the date the interim condensed consolidated financial statements were issued, pursuant to the requirements of ASC 855 and has determined the following to be material subsequent events:

(a)

On July 8, 2020, the Company issued a total of 4,952,221 common shares on the conversion $33,900 in convertible promissory notes held by certain January 2019 Investors and March 2019 Investors, including interest and related costs of $4,727 for a total of $38,627.

(b)	On August 4, 2020, the Company repaid $25,683 ($35,000 CAD) of the principal balance owing on the related party loans.

(c)	On August 4,2020, the Company received an advance in the amount of $81,232 ($110,700 CAD), net of a financing fee of $3,249 ($4,428 CAD), from a private lender, guaranteed by the CEO of the Company.

(d)

On August 4, 2020, the Company received a claim from the former chief executive officer and his company for certain fees in the amount of $290,218 ($395,500) to be paid by August 21, 2020. This amount is included in accounts payable in the Company’s interim condensed consolidated balance sheets. If the claim is not paid by August 21 2020, additional amounts could be claimed.

19. Comparative Figures

Certain of the prior period's comparative figures have been reclassified to conform to the current period's presentation. The reclassification on the interim condensed consolidated statements of cash flows related to disclosing the change in cash flows for government remittances receivable and government remittances payable as separate line items and not netted. And, the reclassification on the interim condensed consolidated statements of operations and comprehensive loss, to disclose foreign exchange loss (income) as a separate line item and not grouped with office and administration.

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

Growth and percentage comparisons made herein generally refer to the six-month period ended June 30, 2020 compared with the six-month period ended June 30, 2019 unless otherwise noted. Unless otherwise indicated or unless the context otherwise requires, all references in this document to "we, "us, "our," the "Company," and similar expressions refer to SusGlobal Energy Corp., and depending on the context, its subsidiaries.

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

On May 23, 2017, SusGlobal filed an Application for Authorization to continue in another Jurisdiction with the Ministry of Government Services in Ontario and a certificate of corporate domestication and certificate of incorporation with the Secretary of State of the State of Delaware under which it changed its jurisdiction of incorporation from Ontario to the State of Delaware (the "Domestication"). In connection with the Domestication each of the currently issued and outstanding common shares were automatically converted on a one-for-one basis into common shares compliant with the laws of the state of Delaware (the "Shares"). As a result of the Domestication, pursuant to Section 388 of the General Corporation Law of the State of Delaware (the "DGCL"), SusGlobal continued its existence under the DGCL as a corporation incorporated in the State of Delaware. The business, assets and liabilities of SusGlobal and its subsidiaries on a consolidated basis, as well as its principal location and fiscal year, were the same immediately after the Domestication as they were immediately prior to the Domestication. SusGlobal filed a Registration Statement on Form S-4 to register the Shares and this registration statement was declared effective by the Securities and Exchange Commission on May 23, 2017.

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

The COVID-19 Outbreak May Adversely Affect Our Business Operations and Financial Condition

In December 2019, the novel coronavirus, known as COVID-19, was initially reported, and in March 2020, the World Health Organization characterized COVID-19 as a pandemic. COVID-19 has had a widespread and detrimental effect on the global economy as a result of the continued increase in the number of cases and affected countries and actions by public health and governmental authorities, businesses and other organizations and individuals to address the outbreak including limiting non-essential gatherings of people, ceasing all non-essential travel, ordering certain businesses and government agencies to cease non-essential operations at physical locations and issuing "social or physical distancing" orders, which direct individuals to remain at their places of residence (subject to limited exceptions). The COVID-19 pandemic poses the risk that we or our employees, contractors, customers, government and third party payors and others may be prevented from conducting business activities for an indefinite period of time, including due to spread of the disease within these groups or due to shutdowns that have been and may continue to be requested or mandated by governmental authorities.

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

The Company is fortunate that its operations have not been forced to close as we're considered an essential service. In some cases, the receipt of organic waste has increased, the likely impact of the requirement for the public to stay in their residences, unless they themselves are employed in an essential business or service. A broad, sustained outbreak of COVID-19 will negatively impact our results and financial condition for the following reasons: (i) a large percentage of our customers are municipalities and their limited operations has resulted in some delay in the collection of outstanding receivables, impacting our cash flows, including the use of cash (ii)  members of the board, management or employee team, some of whom may be particularly at-risk for the severe symptoms of COVID-19, or of our small number of other employees, may become ill or have family members who are ill and are absent as a result, or they may elect not to come to work due to the illness affecting others in our office or facilities (iii) the outbreak may materially impact our operations for a sustained period of time due to the current travel bans and restrictions, quarantines, social or physical distancing orders and shutdowns.

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

RECENT BUSINESS DEVELOPMENTS

SusGlobal Receives Trademark Registration for LEADERS IN THE CIRCULAR ECONOMY(R)

After having filed on March 13, 2019, trademark applications in Canada and the United States, on July 16, 2020, the Company announced it had received a Certificate of Registration from the United States Patent and Trademark Office ("USPTO") for the trademark LEADERS IN THE CIRCULAR ECONOMY (the "Mark").

The Mark was registered under Registration Number 6,098,063 on July 7, 2020 on the Supplemental Register. The registration will be in effect for an initial term of ten years, expiring on July 7, 2030, with the option of renewing the registration for successive ten-year terms for the following class:

treatment and processing of organic waste; organic waste disposal services, namely, destruction and recycling of waste; organic waste management services, namely, converting waste into energy; recycling of organic waste; technical consulting in the field of waste management, namely, consulting in the field of waste treatment; recycling of plastic; recycling, namely, transform biosolids and organic waste into a pathogen free recognized organic fertilizer and compost and regenerative products, namely, biogas, electricity, liquid fertilizer, compost.

Now that the Mark is registered, The Company is permitted to use indicia of registration (e.g. ®, or phrases such as "Reg. U.S. Pat. and T.M. Office").

SusGlobal to Commence Integration of The Ydro Process(R) at Its Belleville Organic Waste Processing and Composting Facility

On May 27, 2020, the Company announced it has agreed to commence The Ydro Process® integration into the existing operations at the Organic Waste Processing and Composting Facility of its wholly owned subsidiary SusGlobal Energy Belleville Ltd. ("SusGlobal Belleville").

TradeWorks Environmental's Ydro Process® is integrated into the existing SusGlobal Belleville operations by applying the Ydro Series® Microorganisms product once during the preparation stage of the batches in the appropriate Gore® system windrows.

The integration of the Ydro Process® is expected to:

Reduce:

• Odors generated from the composting processing, its products (compost), as well as its by-products (i.e. leachate).

• Energy requirements, and the electrical consumption for aeration-heating purposes.

Increase:

• Degradation/decomposition rate and efficiency of the composting process.

• Composting process and reduce the compost processing time.

• Composting performance and efficiency of the system.

• System's composting capacity and composting cycles (over its design limit).

• Compost quality, compost maturity, N:P:K & C:N ratio.

• Composting temperature (naturally, through the biological activity).

Energy Retrofit Program

On January 15, 2020, the Independent Electrical System Operator (the "IESO") pre-approved the Company's Save on Energy Retrofit Program Application (the "Program"). The total cost of the Program is estimated at $87,096 ($118,692 CAD). On successful completion, the Company expects to receive a hydro grant from the IESO of approximately 50% of the total cost of the Program, or $43,904 ($59,831 CAD). The Program is designed to realize a savings of approximately 50% in hydro costs annually, with an overall return on investment estimated at 125%.

Business Acquisition

Effective May 24, 2019, the Company purchased all the issued and outstanding shares of 1684567. The transaction closed on May 28, 2019. The purchase consideration consisted of cash from working capital of $121,845 ($163,836 CAD) and cash from a third-party mortgage obtained in the amount of $1,258,273 ($1,691,910 CAD, net of financing fees of $80,387 ($108,090 CAD)). The total purchase price includes the original offer of $1,314,304 ($1,767,250 CAD) and acquisition costs of $65,814 ($88,496 CAD). The mortgage payable has a principal amount of $1,385,820 ($1,800,000 CAD), is repayable interest only on a monthly basis at an annual rate of the higher of the Royal Bank of Canada's prime rate plus 6.05% (currently 8.50%) and 10% per annum with a revised maturity date of October 19, 2020. The mortgage payable is secured by the shares held of 1684567, a first mortgage on the land held having a carrying value of $1,392,753, a general assignment of rents, and a fire insurance policy. In addition, on December 19, 2019, the Company received an additional advance of $615,920 ($800,000) from one of the same private lenders and additional private lenders. Financing fees on the additional, advance totaled $35,838 ($48,839 CAD) on the same terms and conditions as the mortgage noted above.

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

During the six-month period ended June 30, 2020, the May 2019 Investor converted a total of $15,000 of its May 2019 Note.

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

During the six-month period ended June 30, 2020, the March 2019 Investors converted a total of $47,000 of their March 2019 Investor Notes.

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

During the six-month period ended June 30, 2020, the January 2019 Investors converted a total of $24,250 of their January 2019 Investor Notes.

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

For the three and six-month periods ended June 30, 2020, the Company recorded interest and Default Amounts of $149,965 and 333,447 (2019-$56,192 and $67,231) respectively. As at June 30, 2020, $262,385 (December 31, 2019-$130,249) of accrued interest and Default Amounts are included in accrued liabilities in the interim condensed consolidated balance sheets. In addition, during the six-month period ended June 30, 2020, $6,455 (2019-$nil) of accrued interest was converted.

(b) Pace Savings & Credit Union Limited ("PACE")

On March 31, 2020, PACE and the Company reached an agreement with respect to the repayment of the outstanding balances owing to PACE ((a), (b) and (c) above). One of the credit facilities, in the amount of $34,391 ($48,788 CAD) was repaid in full on April 3, 2020, as noted below and the remaining credit facilities and the corporate term loan are due on or before September 30, 2020. On April 3, 2020, the Company provided PACE with funds, held in trust on March 31, 2020, to bring the remaining credit facilities and the corporate term loan current. The funds remaining, which were held in trust on March 31, 2020 are to be used to satisfy the principal and interest payments on the noted debt partially, through August 2020. Included in prepaid expenses and deposits in the interim condensed consolidated financial statements is $50,797 ($69,224 CAD) relating to prepaid principal and interest payments. In addition, the letter of credit the Company has with PACE in favor of the Ministry of the Environment, Conservation and Parks (the "MECP"), will be renewed from the current expiry date of June 30, 2020 to September 30, 2020, at the appropriate time. On April 3, 2020, the shares previously pledged as security to PACE, were released. However, the personal guarantee from the CEO and charge against the Company's premises lease remain unchanged. This long-term debt is considered to be in default as a result of defaults on the convertible promissory notes. As a result, PACE may demand repayment before September 30, 2020.

The remaining PACE long-term debt was initially payable as noted below:

(i)

The credit facility bears interest at the PACE base rate of 7.00% plus 1.25% per annum, currently 8.25%, is payable in monthly blended installments of principal and interest of $6,431 ($8,764 CAD), and matures on September 2, 2022. The first and only advance on the credit facility on February 2, 2017, in the amount of $1,174,080 ($1,600,000 CAD), is secured by a business loan general security agreement, a $1,174,080 ($1,600,000 CAD) personal guarantee from the CEO and a charge against the Company's premises lease. Also pledged as security are the shares of the wholly-owned subsidiaries, a pledge of 3,300,000 of the Company's shares held by LFGC, 500,000 of the Company's shares held by the CFO, 2,000,000 of the Company's shares held by a director's company and a limited recourse guarantee against each of these parties. As noted above, the pledged shares were delivered by PACE to the Company's counsel. The credit facility is fully open for prepayment at any time without notice or bonus.

(ii)

The credit facility advanced on June 15, 2017, in the amount of $440,280 ($600,000 CAD), bears interest at the PACE base of 7.00% plus 1.25% per annum, currently 8.25%, is payable in monthly blended installments of principal and interest of $3,596 ($4,901 CAD), and matures on September 2, 2022. The credit facility is secured by a variable rate business loan agreement on the same terms, conditions and security as noted above.

(iii)

The corporate term loan advanced on September 13, 2017, in the amount of $2,732,779 ($3,724,147 CAD), bears interest at PACE base rate of 7.00% plus 1.25% per annum, currently 8.25%, is payable in monthly blended installments of principal and interest of $21,802 ($29,711 CAD), and matures September 13, 2022. The corporate term loan is secured by a business loan general security agreement representing a floating charge over the assets and undertakings of the Company, a first priority charge under a registered debenture and a lien registered under the Personal Property Security Act in the amount of $2,935,918 ($4,000,978 CAD) against the assets including inventory, accounts receivable and equipment. The corporate term loan also included an assignment of existing contracts included in the APA.

For the three and six-month periods ended June 30, 2020, $78,492 ($108,615 CAD) and $155,241 ($211,731 CAD) (2019-$77,903; $108,542 CAD and $155,522; $207,390 CAD) respectively, in interest was incurred on the PACE long-term debt. As at June 30, 2020 $16,522 ($22,516 CAD) (December 31, 2019-$124,926; $162,263 CAD) in accrued interest is included in accrued liabilities.

(c) Other Financings

(i)

The Company obtained a mortgage provided by private lenders to finance the acquisition of the shares of 1684567 and to provide funds for additional financing needs. The mortgage has a principal amount of $1,907,880 ($2,600,000 CAD), is repayable interest only on a monthly basis at an annual rate of the higher of the Royal Bank of Canada's prime rate plus 6.05% (currently 8.50%) and 10% per annum with a maturity date of October 19, 2020. The mortgage payable is secured by the shares held of 1684567, a first mortgage on the land described in note 9, long-lived assets, in the interim condensed consolidated balance sheets, with a carrying value of $1,392,753 ($1,898,000 CAD), a general assignment of rents, and a fire insurance policy. Financing fees on the mortgage totaled $115,155 ($156,929 CAD).  As at June 30, 2020, $7,451 ($10,570 CAD) (December 31, 2019-$8,138; $10,570 CAD) of accrued interest is included in accrued liabilities in the interim condensed consolidated balance sheets. In addition, as at June 30, 2020, there is $12,053 ($16,426 CAD) (December 31, 2019-$74,219; $97,133 CAD) of unamortized finance fees.

For the three and six-month periods ended June 30, 2020, $46,936 ($65,000 CAD) and $95,316 ($130,000 CAD) (2019-$13,683; $18,247 CAD and 13,683; $18,247 CAD) respectively, in interest was incurred on the mortgage payable.

(ii)

As a result of the COVID-19 virus, the Government of Canada launched the Canada Emergency Business Account (the "CEBA"), a program to ensure that small businesses have access to the capital they need to see them through the current challenges and better position them to quickly return to providing services to their communities and creating employment. The program is administered by Canadian chartered banks and credit unions.

On April 27, 2020, the Company received a total of $58,704 ($80,000 CAD) under this program, from its Canadian chartered bank.

Under the initial term date of the loans, which is detailed in the CEBA term loan agreements, the amount is due on December 31, 2022 and is interest-free. If the loans are not repaid by December 31, 2022, the Company can make payments, interest only, on a monthly basis at an annual rate of 5%, under the extended term date, beginning January 31, 2023, maturing December 31, 2025. In addition, if 75% of the loans are repaid by the initial term, December 31, 2022, the Company's Canadian chartered bank will forgive the balance. The CEBA term loan agreements contain a number of positive and negative covenants, for which the Company is in compliance.

(iii)	On August 4, 2020, the Company received an advance in the amount of $81,232 ($110,700 CAD), net of a financing fee of $3,249 ($4,428 CAD), from a private lender. The advance is repayable on a weekly basis in the amount of $4,504 ($6,138 CAD) over twenty-five weeks. The advance is guaranteed by the CEO of the Company.

(d) Financings Related to Obligations Under Capital Lease

As a result of the defaults noted above, these leases are also in default. The lessor may demand full repayment of these obligations under capital lease. The original terms of the obligations under capital lease are noted below under paragraphs (i), (ii and (iii).

(i)

The lease agreement for certain equipment for the Company's organic composting facility at a cost of $210,344 ($286,650 CAD), is payable in monthly blended installments of principal and interest of $4,285 ($5,840 CAD), plus applicable harmonized sales taxes and an option to purchase the equipment for a final payment of $20,987 ($28,600 CAD), plus applicable harmonized sales taxes on October 31, 2021. The lease agreement bears interest at the rate of 5.982% annually, compounded monthly, due September 30, 2021.

(ii)

The lease agreement for certain equipment for the Company's organic composting facility at a cost of $181,579  ($247,450 CAD), is payable in monthly blended installments of principal and interest of $3,756 ($5,118 CAD), plus applicable  harmonized sales taxes for a period of forty-six months plus the first two monthly blended installments of $7,338 ($10,000 CAD) plus applicable harmonized sales taxes and an option to purchase the equipment for a final payment of $ 18,110 ($24,680 CAD) plus applicable harmonized sales taxes on February 27, 2022. The leasing agreement bears interest at the rate of 6.15% annually, compounded monthly, due January 27, 2022.

(iii)	The lease agreement for certain equipment for the Company's organic composting facility at a cost of $285,925 ($389,650 CAD), is payable in monthly blended installments of principal and interest of $5,028 ($6,852 CAD), plus applicable harmonized sales taxes for a period of fifty-nine months plus an initial deposit of $14,272 ($19,450 CAD) plus applicable harmonized sales taxes and an option to purchase the equipment for a final payment of a nominal amount of $73 ($100 CAD) plus applicable harmonized sales taxes on February 27, 2025. The leasing agreement bears interest at the rate of 3.59% annually, compounded monthly, due February 27, 2025.

For the three and six-month periods ended June 30, 2020, $5,831 ($8,015 CAD) and $8,920 ($12,165 CAD) (2019-$4,885; $6,529 CAD and $8,555; $11,408 CAD) respectively, in interest was incurred.

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

Other

On October 15, 2019, the Company was awarded an organic processing contract, in connection with a recently submitted bid, for a local municipality. This organic processing contract is in conjunction with the local municipality's green bin program. The tipping fee for this organic processing contract has been set at $81 per metric tonne ("MT") ($110/MT CAD).

The Company has also secured an organic processing arrangement with another local municipality, in conjunction with their green bin program, with a tipping fee set at $95/MT ($130/MT).

In addition, several other contracts have been renewed, one, a municipality and another a private composting operation to November 18, 2020 and December 31, 2020, respectively.

On July 22, 2019, the council for one of the Company's customers, a local township, approved an extension of contracts for the services provided by the Company for garbage collection and for the operation and maintenance of the township's two waste disposal sites. The new contracts expire on February 28, 2023 and amount to $131,350 ($179,000 CAD) annually.

In July 2020, the council for one of the Company’s customers, a local township, approved an extension of a contract for services provided by the Company for garbage collection. The new contract expires July 31, 2023 with annual fees ranging from $26,735 ($36,433 CAD) to $28,323 ($38,598 CAD).

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

On May 14, 2015, the MECP, formerly the Ontario Ministry of the Environment and Climate Change, announced formal targets to be met to satisfy a commitment necessary to join the Western Climate Initiative (the "WCI") along with Quebec and California, who are in the WCI with Cap and Trade commitments since 2014. The Ontario emission targets are very ambitious, with GHG emission reductions of 15% by 2020, 37% by 2030 and 80% by 2050, all from a 1990 baseline. Ontario achieved a 6% reduction in GHG emissions from 1990 levels in 2014, mainly by closing all coal-fired power plants. The targets announced will require a focused program to reduce GHG emissions.

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

Management is in discussions with the new owner of Syngas, to re-establish the renewable clause of the agreement.

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

Organic Composting Facility- As noted above, the Company's organic waste composting facility, located near Belleville, Ontario Canada, has ECAs in place to accept up to 70,000 metric tonnes of waste annually and is currently in operation. Certain assets of the organic composting facility, including the ECAs for the waste transfer station (not yet built), were acquired by the Company on September 15, 2017, from the Receiver for Astoria, under the APA. The Company charges tipping fees for the waste accepted at the organic waste composting facility based on arrangements in place with the customers and the type of waste accepted. Typical waste accepted includes, leaf and yard, biosolids, food, liquid, paper sludge and source separated organics. During the six-month period ended June 30, 2020, tipping fees ranged from $22 ($30 CAD) to $117 ($159 CAD) per metric tonne.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2020, the Company had a bank balance of $12,637 (December 31, 2019-$7,926) and current debt obligations and other current liabilities in the amount of $9,145,247 (December 31, 2019-$8,911,361). As at June 30, 2020, the Company had a working capital deficit of $8,909,577 (December 31, 2019-$8,203,742). The Company does not currently have sufficient funds to satisfy the current debt obligations.

On March 31, 2020, PACE and the Company reached an agreement with respect to the repayment of the outstanding balances owing to PACE. One of the credit facilities, in the amount of $34,391 ($48,788 CAD), was repaid in full after the Company provided the funds to PACE on April 3, 2020, as noted below and the remaining credit facilities and the corporate term loan will be repaid on or before September 30, 2020. On April 3, 2020, the Company provided PACE with sufficient funds, held in trust on March 31, 2020, to bring the remaining credit facilities and the corporate term loan current. The funds remaining, which were held in trust on March 31, 2020 will be used to partially satisfy the principal and interest payments on the noted debt through August 2020. In addition, the letter of credit the Company has with PACE in favor of the MECP, was renewed to September 30, 2020. On April 3, 2020, the shares previously pledged as security to PACE, were released. However, the personal guarantee from the CEO and charge against the Company's premises lease remain unchanged.

The Company's total assets as at June 30, 2020 were $5,166,750 (December 31, 2019-$5,707,343) and total current liabilities were $9,145,247 (December 31, 2019-$8,911,361). Significant losses from operations have been incurred since inception and there is an accumulated deficit of $12,534,941 as at June 30, 2020 (December 31, 2019 -$11,449,497). Continuation as a going concern is dependent upon generating significant new revenue and generating external capital and securing debt to satisfy its creditors' demands and to achieve profitable operations while maintaining current fixed expense levels.

To pay current liabilities and to fund any future operations, the Company requires significant new funds, which the Company may not be able to obtain. In addition to the funds required to liquidate the $9,145,247 in current debt obligations and other current liabilities, the Company estimates that approximately $3,000,000 must be raised to fund capital requirements and general corporate expenses for the next 12 months.

In the normal course of business, we are exposed to market risks, including changes in interest rates, certain commodity prices and Canadian currency rates. The Company does not use derivatives to manage these risks.

During the six-month period ended June 30, 2020, the investors of the unsecured convertible promissory notes, converted a total of $86,250 of their unsecured convertible promissory notes, along with a portion of their accrued interest and related costs of $9,230, a total of $95,480 for 12,074,623 common shares at prices ranging from $0.003575 to $0.01755 per share. Subsequent to June 30, 2020 and up to the date of this filing, the investors of the unsecured convertible promissory notes converted a total of $33,900 of their unsecured convertible promissory notes, along with a portion of their accrued interest and related costs of $4,727, a total of $38,627 for 4,952,221 common shares of the Company at a conversion rate of $0.0078 per share.

As at June 30, 2020, the current and long-term portions of our debt obligations totaled $7,585,359 ($10,337,093 CAD) (December 31, 2019-$7,421,030; $9,638,953 CAD).

In addition, as at June 30, 2020, the Company had an outstanding letter of credit provided by PACE, in the amount of $203,139 ($276,831 CAD), in favor of the MECP. The letter of credit is a requirement of the MECP and is in connection with the financial assurance provided by the Company, for it to be in compliance with the MECPs environmental objectives. The MECP regularly evaluates the Company's organic composting facility to ensure compliance is adhered to and the letter of credit is subject to change by the MECP. As at June 30, 2020, and the date of this filing, the MECP has not drawn on this letter of credit. The Company has renewed this letter of credit to September 30, 2020.

CONSOLIDATED RESULTS OF OPERATIONS - FOR THE THREE-MONTH PERIOD ENDED JUNE 30, 2020 COMPARED TO THE THREE-MONTH PERIOD ENDED JUNE 30, 2019

	For the three-month periods ended
	June 30, 2020	June 30, 2019

Revenue	$382,639	$381,834

Cost of Sales
Opening inventory	4,071	26,409
Depreciation	121,158	101,072
Direct wages and benefits	85,063	59,667
Equipment rental, delivery, fuel and repairs and maintenance	96,854	104,916
Utilities	7,963	32,695
Outside contractors	1,706	4,597
	316,815	329,356
Less: closing inventory	-	(24,738)
Total cost of sales	316,815	304,618

Gross profit	65,824	77,216

Operating expenses
Management compensation-stock-based compensation	-	332,500
Management compensation-fees	49,825	80,740
Marketing	(2,917)	(33,323)
Professional fees	107,887	72,269
Interest expense and default amounts	283,409	150,407
Office and administration	77,000	67,834
Rent and occupancy	28,763	34,820
Insurance	23,921	13,951
Filing fees	8,266	16,414
Amortization of financing costs	30,471	53,768
Directors' compensation	1,853	9,738
Repairs and maintenance	2,453	2,493
Foreign exchange gain loss	(84,635)	(21,454)
Total operating expenses	526,296	780,167

Net loss from operations	$(460,472)	$(702,951)

During the three-month period ended June 30, 2020, the Company generated $382,639 of revenue from its operations compared to $381,834 in the three-month period ended June 30, 2019. The Company's cost of sales in connection with this revenue totaled $316,815 in the three-month period ended June 30, 2020 compared to $304,618 in the three-month period ended June 30, 2019. These costs consisted of depreciation, direct wages and benefits, equipment rental, delivery, fuel, repairs and maintenance, utilities and outside contractors. Of the revenue generated for the three-month period ended June 30, 2020, $333,095 (2019-$358,682) related to the organic waste composting operations and $49,544 (2019-$23,152) related to the garbage collection and landfill management operations. The significant increase in revenue in the current period was primarily due to new business.

The net loss from operations for the three-month period ended June 30, 2020 was $460,472, significantly lower than the net loss from operations of $702,951 in the three-month period ended June 30, 2019, primarily due to the reduction in management compensation relating to stock-based compensation and fees, amortization of financing costs and foreign exchange gains offset by increases in interest expense and default amounts, professional fees and the absence of marketing cost.

Operating expenses were reduced by $253,871, from $780,167 in the three-month period ended June 30, 2019 to $526,296 in the three-month period ended June 30, 2020, explained further below.

Management compensation related to stock-based compensation reduced by $332,500, from $332,500 in the three-month period ended June 30, 2019 to $nil in the three-month period ended June 30, 2020. The 2019 and final RSUs fully vested during 2019, resulting in no similar expense in the current three-month period ended June 30, 2020. And, management compensation related to fees reduced by $30,915, from $80,740 in the three-month period ended June 30, 2019 to $49,825 in the three-month period ended June 30, 2020 as a result of the absence of fees for the former CEO who resigned in September of 2019.

There was no marketing program in place in 2020 and as a result no marketing costs were incurred, except for a reallocation of expenses of $2,917.

Professional fees increased  by $35,618, from $72,269 in the three-month period ended June 30, 2019 to $107,887 in the three-month period ended June 30, 2020 primarily due to the expensing of  legal fees on the acquisition of 1684567 Ontario Inc., previously expensed  offset by the absence of any additional legal expenses in connection with the claim against BDO.

Interest expense and default amounts increased by $133,002 from $150,407 in the three-month period ended June 30, 2019 to $283,409 for the three-month period ended June 30, 2020, primarily as a result of the increased interest expense and default amounts on the convertible promissory notes in the amount of $93,773 and the new mortgage interest of $34,272.

Office and administration expenses increased by $9,166, primarily due the expensing of certain expenses on the acquisition of 1684567 Ontario Inc., previously capitalized.

Rent and occupancy for the three-month period ended June 30, 2020, reduced by $6,057 from $34,820 for the three-month period ended June 30, 2019 to $28,763 for the three-month period ended June 30, 2020, primarily due to the increase in property taxes and related charges.

Insurance increased by $9,970 from $13,951 in the three-month period ended June 30, 2019 to $23,921 in the three-month period ended June 30, 2020, primarily due to an increase in premiums for coverages for new equipment and liability coverage for the business acquisition in May of 2019.

Filing fees reduced by $8,148, from $16,414 for the three-month period ended June 30, 2019 to $8,266 for the three-month period ended June 30, 2020, primarily due to the absence of costs associated with the filing and communications cost associated with the annual general meeting which was held in the prior year and not yet scheduled for the current year.

The amortization of financing costs incurred reduced by $23,297 from $53,768 for the three-month period ended June 30, 2019 to $30,471 for the three-month period ended June 30, 2020, due primarily to the absence of the amortization of  financing costs for the  convertible promissory notes acquired Q1 of 2019 which were fully amortized by Q1 of 2020 offset by the additional amortization of the financing costs for the mortgage to finance the May 2019 acquisition.

A portion of the directors' compensation for 2020 and for 2019 is based on an accrual of fees for services payable in shares, determined using the trading price at the end of each reporting period. Since the trading price has dropped since December 31, 2019, the resulting expense in the three-month period ended June 30, 2020 is only $1,853 (2019-$9,748). In addition, the directors' compensation includes an accrual for the fee charged by the audit committee chairman, a total of $722 ($1,000 CAD) (2019-$748; $1,000 CAD).

Repairs and maintenance reduced minimally by $40.

The foreign exchange gain increased by $63,181, from a gain of $21,454 for the three-month period ended June 30, 2019 to a gain of $84,635 for the three-month period ended June 30, 2020, due primarily to the significant recovery of the Canadian dollar compared to the United Statements dollar, during the current period.

CONSOLIDATED RESULTS OF OPERATIONS - FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 2020 COMPARED TO THE SIX-MONTH PERIOD ENDED JUNE 30, 2019

	For the six-month periods ended
	June 30, 2020	June 30, 2019

Revenue	$732,836	$634,972

Cost of Sales
Opening inventory	5,389	18,550
Depreciation	234,267	196,826
Direct wages and benefits	161,246	109,032
Equipment rental, delivery, fuel and repairs and maintenance	158,156	204,482
Utilities	46,240	60,226
Outside contractors	5,279	4,702
	610,577	593,818
Less: closing inventory	-	(24,738)
Total cost of sales	610,577	569,080

Gross profit	122,259	65,892

Operating expenses
Management compensation-stock-based compensation	-	665,000
Management compensation-fees	101,182	161,978
Marketing	-	246,677
Professional fees	189,335	206,971
Interest expense and default amounts	595,700	255,430
Office and administration	132,685	126,016
Rent and occupancy	57,060	59,061
Insurance	42,100	28,010
Filing fees	22,146	29,097
Amortization of financing costs	123,009	65,765
Directors' compensation	433	12,700
Repairs and maintenance	8,911	4,754
Foreign exchange loss (gain)	65,460	(12,072)
Total operating expenses	1,338,021	1,849,387

Net loss from operations	$(1,215,762)	$(1,783,495)

During the six-month period ended June 30, 2020, the Company generated $732,836 of revenue from its operations compared to $634,972 in the six-month period ended June 30, 2019. The Company's cost of sales in connection with this revenue totaled $610,577 in the six-month period ended June 30, 2020 compared to $569,080 in the six-month period ended June 30, 2019. These costs consisted of depreciation, direct wages and benefits, equipment rental, delivery, fuel, repairs and maintenance, utilities and outside contractors. Of the revenue generated for the six-month period ended June 30, 2020, $631,865 (2019-$611,820) related to the organic waste composting operations and $100,971 (2019-$23,152) related to the garbage collection and landfill management operations. The significant increase in revenue in the current period was primarily due to a full six months of operations for the garbage collection and landfill management service and an increase in new business.

The net loss from operations for the six-month period ended June 30, 2020 was $1,215,762, significantly lower than the net loss from operations of $1,783,495 in the six-month period ended June 30, 2019, primarily due to the reduction in management compensation relating to stock-based compensation and fees, and marketing costs offset by increases in interest expense and default amounts, amortization of financing costs and foreign exchange losses.

Operating expenses were reduced by $511,366, from $1,849,387 in the six-month period ended June 30, 2019 to $1,338,021 in the six-month period ended June 30, 2020, explained further below.

Management compensation related to stock-based compensation reduced by $665,000, from $665,000 in the six-month period ended June 30, 2019 to $nil in the six-month period ended June 30, 2020. The 2019 and final RSUs fully vested during 2019, resulting in no similar expense in the current six-month period ended June 30, 2020. And, management compensation related to fees reduced by $60,796, from $161,978 in the six-month period ended June 30, 2019 to $101,182 in the six-month period ended June 30, 2020, primarily as a result of the absence of fees for the former CEO who resigned in September of 2019.

There was no marketing program in place in 2020 and as a result no marketing costs were incurred.

Professional fees reduced by $17,636, from $206,971 in the six-month period ended June 30, 2019 to $189,335 in the six-month period ended June 30, 2020 primarily due to the absence of any additional legal expenses in connection with the claim against BDO, offset by the expensing of legal fees on the acquisition of 1684567 Ontario Inc., previously expensed, in the amount of $65,545.

Interest expense and default amounts increased by $340,270 from $255,430 in the six- month period ended June 30 to $595,700 for the six-month period ended June 30, 2020, primarily as a result of the increased interest expense and default amounts on the convertible promissory notes in the amount of $255,036, the new mortgage interest of $81,633 and the new obligation under capital lease of $3,173 offset by reductions in interest expense on the various PACE debt, other obligations under capital leases and related party balances. The interest expense and default amounts include the increased interest rate to 24% as a result of the defaults and default amounts of $180,641, effective January 28, 2020.

Office and administration expenses increased by $6,669, from $126,016 in the six-month period ended June 30, 2019 to $132,685 in the six-month period ended June 30, 2020 as a result of the expensing of certain expenses on the acquisition of 1684567 Ontario Inc., previously capitalized, offset by lower expenses in this grouping.

Rent and occupancy for the six-month reduced minimally by $2,001 in the six-month period ended June 30, 2020, compared to the six-month period ended June 30, 2019.

Insurance increased by $14,090 from $28,010 in the six-month period ended June 30, 2019 to $42,100 in the six-month period ended June 30, 2020, primarily due to an increase in premiums for coverages for new equipment and liability coverage for the business acquisition in May of 2019.

Filing fees reduced by $6,951, from $29,097 for the six-month period ended June 30, 2019 to $22,146 for the six-month period ended June 30, 2020, primarily due to the absence of costs associated with the filing and communications cost associated with the annual general meeting which was held in the prior year and not yet scheduled for the current year.

The amortization of financing costs incurred increased by $57,244 from $65,765 for the six-month period ended June 30, 2019 to $123,009 for the six-month period ended June 30, 2020, due to the additional amortization of the financing costs in connection with the convertible promissory notes in the amount of $16,887 and for the mortgage to finance the May 2019 acquisition in the amount of $40,357.

A portion of the directors' compensation for 2020 and for 2019 is based on an accrual of fees for services payable in shares, determined using the trading price at the end of each reporting period. Since the trading price has dropped since December 31, 2019, the resulting expense in the six-month period ended June 30, 2020 is only $433 (2019-$12,700). In addition, the directors' compensation includes an accrual for the fee charged by the audit committee chairman, a total of $1,466 ($2,000 CAD) (2019-$1,500; $2,000 CAD).

Repairs and maintenance expenses increased by $4,157, from $4,754 for the six-month period ended June 30, 2019 to $8,911 in the six-month period ended June 30, 2020, due to additional repairs and maintenance expenses incurred at the Company's organic composting facility.

The foreign exchange loss increased by $77,532, from a gain of $12,072 for the six-month period ended June 30, 2019 to a loss of $65,460 for the six-month period ended June 30, 2020, due primarily to the significant devaluation of the Canadian dollar compared to the United Statements dollar, during the current period.

As at June 30, 2020, the Company had a working capital deficit of $8,909,577 (December 31, 2019-$8,203,742), incurred a net loss of $1,078,461 (2019-$1,783,495) for the six months ended June 30, 2020 and had an accumulated deficit of $12,534,941 (December 31, 2019-$11,449,497) and expects to incur further losses in the development of its business.

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

The Company has defaulted on the convertible promissory notes (see note 13 in the interim condensed consolidated balance sheets as at June 30, 2020 and December 31, 2019). As a result, the amounts owing to PACE (see note 11) and the obligations under capital lease (see note 12), also disclosed in the interim condensed consolidated balance sheets as at June 30, 2020 and December 31, 2019, are also in default.

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

EQUITY

As at June 30, 2020, the Company had 64,329,157 common shares issued and outstanding. As at the date of this filing, the Company had 69,281,378 common shares issued and outstanding.

STOCK OPTIONS, WARRANTS AND RESTRICTED STOCK UNITS

The Company has no stock options, warrants or restricted stock units outstanding as at June 30, 2020 and as of the date of this filing.

RELATED PARTY TRANSACTIONS

On November 6, 2019, by resolution of the Board, the consulting contracts for the president and the CFO were renewed, each for a one-year period, commencing January 1, 2020. For the president, at the same monthly amount and on the same terms and conditions, as his previous consulting contract, $11,007 ($15,000 CAD), monthly. For the CFO, at a monthly amount of $5,870 ($8,000 CAD), an increase of $1,468 ($2,000 CAD) over his previous consulting contract and on the same terms and conditions as his previous consulting contract.

In addition, on November 6, 2019, by resolution of the Board, the president was appointed Chief Executive Officer ("CEO").

The Company transacts with related parties in the normal course of business.

For three and six-month periods ended June 30, 2020, the Company incurred $32,494 ($45,000 CAD) and $65,988 ($90,000 CAD) (2019-$33,642; $45,000 CAD and $67,491; $90,000 CAD) respectively, in management fees expense with Travellers International Inc. ("Travellers"), an Ontario company controlled by a director and the president and chief executive officer (the "CEO"); $nil ($nil CAD) and $nil ($nil CAD) (2019-$33,642; $45,000 CAD and $67,491; $90,000 CAD) respectively, in management fees expense with Landfill Gas Canada Ltd. ("LFGC"), an Ontario company controlled by a former director and former chief executive officer and $17,331 ($24,000 CAD) and $35,194 ($48,000 CAD) (2019-$13,456; $18,000 CAD and $26,996; $36,000 CAD)  respectively in management fees expense with the Company's chief financial officer (the "CFO").  As at June 30, 2020, unpaid remuneration and unpaid expenses in the amount of $329,985 ($431,727 CAD) (December 31, 2019-$324,303; $421,227 CAD) is included in accounts payable and $11,741 ($16,000 CAD) (December 31, 2019-$12,318; $16,000 CAD) is included in accrued liabilities in the interim condensed consolidated balance sheets.

In addition, during the three and six-month periods ended June 30, 2020, the Company incurred interest expense of $2,187 ($2,992 CAD) and $2,628 ($3,584 CAD) (2019-$679; $920 CAD and $4,481; $5,975 CAD) respectively, on outstanding loans from Travellers and $nil ($nil CAD) (2019-$1,678; $2,244 CAD and $3,347; $4,463 CAD) respectively, on outstanding loans from the directors. As at June 30, 2020, interest of $2,630 ($3,584 CAD) (December 31, 2019-$nil; $nil CAD) on the loans outstanding to Travellers is included in accrued liabilities in the interim condensed consolidated balance sheets.

For the three and six-month periods ended June 30, 2020, the Company incurred $18,897 ($26,130 CAD) and  $36,420 ($49,673 CAD) (2019-$15,298; $20,469 CAD and $32,296; $ $43,067 CAD) respectively, in rent expense paid under a rental agreement with Haute Inc. ("Haute"), an Ontario company controlled by the CEO.

For those independent directors providing their services throughout 2019, the Company accrued directors' compensation totaling $1,800, based on the subsequent issuance of 20,000 common shares of the Company to each of the five directors that are expected to be issued subsequent to June 30, 2020. And, for services provided in the three and six-month periods ended June 30, 2020, $1,202 and $2,237 (2019-$9,748 and $12,700) respectively. The directors' compensation was priced based on the trading price of the shares at the close of business on June 30, 2020 and will be recorded based on the trading price of the shares, immediately prior to issuance. Also included in directors' compensation for the three and six-month periods ended June 30, 2020, are the audit committee chairman's fees, in the amount of $722 ($1,000 CAD) and $1,466 ($2,000 CAD) (2019 $756; $1,000 CAD and $1,500; $2,000 CAD) respectively. As at June 30, 2020, outstanding directors' compensation of $nil ($nil CAD) (December 31, 2019-$3,480; $4,520 CAD) is included in accounts payable and $3,987 (December 31, 2019-$3,650) is included in accrued liabilities, in the interim condensed consolidated balance sheets.

Furthermore, for the three and six-month periods ended June 30, 2020, the Company recognized management compensation expense of $nil and $nil (2019-$332,500 and 665,000) respectively, on the vesting of restricted stock units ("RSUs") granted in prior years to the CEO and the former chief executive officer. On January 10, 2020, the CEO's remaining RSUs were exchanged into 1,000,000 common shares of the Company. Based on private placement pricing at the time of the granting of the RSUs, the common shares issued to the CEO on the exchange of the 1,000,000 RSUs, was determined to be valued at $1,000,000.

On August 4, 2020, the Company repaid $25,683 ($35,000 CAD) of the principal balance owing on the related party loans to Travellers.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the six-month period ended June 30, 2020 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1A. Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Except as set forth in this Form 10-Q, we are not currently aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition, or operating results. The Company has two known claims against it, one filed, for unpaid legal fees, in the amount $47,874 ($65,241 CAD) and the other for certain claimed fees to the former chief executive officer in the amount of $290,220 ($395,500 CAD). The amounts claimed have been recorded in the accounts of the Company. If the amount claimed by the former chief executive officer are not paid by August 21, 2020, additional amounts may be claimed.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the six-month period ended June 30, 2020, the Company issued:

(i)	1,000,000 common shares on the exchange of the CEO's 1,000,000 2019 RSUs.

(ii)

12,074,623 common shares to the January 2019 Investors, the March 2019 Investors and the May 2019 Investors for the conversion of a portion of their unsecured convertible promissory notes, including accrued interest and related cost of $9,230, for a total of $95,480 at per share conversion prices ranging from $0.0036 to $0.0176 per share.

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

SUSGLOBAL ENERGY CORP.

August 14, 2020	By:	/s/ Marc Hazout
Marc Hazout
Executive Chairman, President and Chief Executive Officer

August 14, 2020	By:	/s/ Ike Makrimichalos
Ike Makrimichalos
Chief Financial Officer (Principal Financial and Accounting Officer)

