Form 10-Q
period 2020-09-30
SusGlobal Energy Corp.
filed 2020-11-16
CIK 1652539

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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
Yes [  ]      No [X]

The number of shares of the registrant's common stock outstanding as of November 16, 2020 was 79,372,643 shares.

SusGlobal Energy Corp.
INDEX TO FORM 10-Q
For the Three and Nine-Month Periods Ended September 30, 2020 and 2019

3

SUSGLOBAL ENERGY CORP.
INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020 and 2019

(Expressed in United States Dollars) (unaudited)

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

SusGlobal Energy Corp.
Interim Condensed Consolidated Balance Sheets
As at September 30, 2020 and December 31, 2019
(Expressed in United States Dollars)
(unaudited)

	September 30,	December 31,
	2020	2019
ASSETS
Current Assets
Cash and cash equivalents	$5,028	$7,926
Restricted cash-funds held in trust (note 7)	-	467,798
Trade receivables	234,677	121,276
Government remittances receivable	7,267	38,578
Other receivables	-	20,624
Inventory	-	5,389
Prepaid expenses and deposits	36,625	46,028

Total Current Assets	283,597	707,619

Intangible Assets (note 8)	255,322	237,271
Long-lived Assets, net (note 9)	4,783,055	4,762,453
Long-Term Assets	5,038,377	4,999,724
Total Assets	$5,321,974	$5,707,343
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
Accounts payable (note 10)	$1,187,497	$958,313
Government remittances payable	167,137	35,187
Accrued liabilities (notes 10, 12, 13 and 14)	741,996	487,592
Advance (note 11)	61,805	3,255
Deferred revenue	4,573	9,239
Current portion of long-term debt (note 12)	5,594,538	5,793,677
Current portion of obligations under capital lease (note 13)	409,660	218,069
Convertible promissory notes (note 14)	1,520,433	1,406,029
Loans payable to related party (note 15)	48,731	-

Total Current Liabilities	9,736,370	8,911,361
Long-term debt (note 12)	59,976	-
Total Long-term Liabilities	59,976	-
Total Liabilities	9,796,346	8,911,361

Stockholders' Deficiency
Preferred stock, $.0001 par value, 10,000,000 authorized, none issued and outstanding Common stock, $.0001 par value, 150,000,000 authorized, 79,372,643 (2019- 51,784,504) shares issued and outstanding (note 16)	7,940	5,180
Additional paid-in capital	8,628,336	7,450,091
Stock compensation reserve	-	1,000,000
Accumulated deficit	(12,963,987)	(11,449,497)
Accumulated other comprehensive loss	(146,661)	(209,792)

Stockholders' deficiency	(4,474,372)	(3,204,018)

Total Liabilities and Stockholders' Deficiency	$5,321,974	$5,707,343
Going concern (note 2)
Commitments (note 17)
Subsequent events (note 20)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SusGlobal Energy Corp.
Interim Condensed Consolidated Statements of Operations and Comprehensive Loss
For the three and nine-month periods ended September 30, 2020 and 2019
(Expressed in United States Dollars)
(unaudited)

	For the three-month periods ended		For the nine-month periods ended
	September 30,	September 30,	September 30,	September 30,
	2020	2019	2020	2019

Revenue	$439,507	$390,723	$1,172,343	$1,025,695

Cost of Sales
Opening inventory	-	24,738	5,389	18,550
Depreciation	133,467	105,990	367,734	302,816
Direct wages and benefits	90,475	71,347	251,721	180,379
Equipment rental, delivery, fuel and repairs and maintenance	52,652	24,053	210,808	228,535
Utilities	27,185	19,309	73,425	79,535
Outside contractors	3,886	17,824	9,165	22,526
	307,665	263,261	918,242	832,341
Less: closing inventory	-	(27,538)	-	(27,538)
Total cost of sales	307,665	235,723	918,242	804,803

Gross profit	131,842	155,000	254,101	220,892

Operating expenses
Management compensation-stock- based
compensation (note 10)	-	85,000	-	750,000
Management compensation-fees (note 10)	51,812	81,800	152,994	243,778
Marketing	-	5,785	-	252,462
Professional fees	102,769	63,357	292,104	270,328
Interest expense and default amounts (notes 10, 11, 12, 13, 14 and 15)	258,796	152,952	854,496	408,382
Office and administration	50,042	53,842	182,727	179,857
Rent and occupancy (note 10)	32,420	33,024	89,480	92,085
Insurance	10,056	17,508	52,156	45,518
Filing fees	12,957	2,546	35,103	31,643
Amortization of financing costs	18,677	88,956	141,686	154,721
Directors' compensation (note 10)	56,637	(14,648)	57,070	(1,948)
Repairs and maintenance	1,186	4,219	10,097	8,973
Foreign exchange (income) loss	(33,473)	9,064	31,987	(3,007)
Total operating expenses	561,879	583,405	1,899,900	2,432,792

Net loss from operating activities	(430,037)	(428,405)	(1,645,799)	(2,211,900)
Land option expired	(424)	-	(59,128)	-
Net loss before deferred taxes recovery	(430,461)	(428,405)	(1,704,927)	(2,211,900)
Deferred taxes recovery	1,415	-	197,420	-
Net loss	(429,046)	(428,405)	(1,507,507)	(2,211,900)
Other comprehensive income (loss)
Foreign exchange (loss) gain	(80,703)	25,828	63,131	(51,649)

Comprehensive loss	$(509,749)	$(402,577)	$(1,444,376)	$(2,263,549)

Net loss per share-basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.05)

Weighted average number of common shares outstanding- basic and diluted	69,871,179	43,082,783	62,067,449	42,285,041

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SusGlobal Energy Corp.
Interim Condensed Consolidated Statements of Changes in Stockholders' Deficiency
For the three and nine-month periods ended September 30, 2020 and 2019
(Expressed in United States Dollars)
(unaudited)

	Number of Shares	Common Shares	Additional Paid- in Capital	Shares to be Issued	Stock Compensation Reserve	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Stockholders' Deficiency
Balance-December 31, 2019	51,784,504	$5,180	$7,450,091	$-	$1,000,000	$(11,449,497)	$(209,792)	$(3,204,018)
Shares issued on vesting of 2019 stock award	1,000,000	100	999,900	-	(1,000,000)	-	-	-
Shares issued for conversion of debt to equity	7,717,326	772	75,955	-	-	-	-	76,727
Conversion of debt to equity on shares yet to be issued	-	-	-	7,250	-	-	-	7,250
Other comprehensive income	-	-	-	-	-	-	301,639	301,639
Net loss	-	-	-	-	-	(755,290)	-	(755,290)
Balance-March 31, 2020	60,501,830	$6,052	$8,525,946	$$7,250	$-	$(12,204,787)	$91,847	$(3,573,692)
Shares issued for proceeds previously received	1,600,000	160	7,840	(7,250)	-	-	-	750
Shares issued for conversion of debt to equity	2,757,297	276	10,477	-	-	-	-	10,753
Share cancellation	(529,970	(53)	-	-	-	(6,983)	-	(7,036)
Conversion of debt to equity on shares yet to be issued	-	-	-	13,000	-	-	-	13,000
Other comprehensive loss	-	-	-	-	-	-	(157,805)	(157,805)
Net loss	-	-	-	-	-	(323,171)	-	(323,171)
Balance-June 30, 2020	64,329,157	6,435	8,544,263	13,000		(12,534,941)	(65,958)	(4,037,201)
Shares issued for proceeds previously received	1,762,820	176	13,574	(13,000)	-	-	-	750
Shares issued on conversion of debt to equity	13,280,666	1,329	70,499	-	-		-	71,828
Other comprehensive loss	-						(80,703)	(80,703)
Net loss	-					(429,046)	-	(429,046)
Balance-September 30, 2020	79,372,643	7,940	8,628,336	-	-	(12,963,987)	(146,661)	(4,474,372)
Balance-December 31, 2018	40,299,531	4,031	5,754,260	4,600	1,330,000	(8,554,312)	(80,827)	(1,542,248)
Shares issued for proceeds previously received	5,000	1	4,599	(4,600)	-	-	-	-
Shares issued on vesting of 2018 stock award	1,000,000	100	999,900	-	(1,000,000)	-	-	-
Shares issued for professional services	100,000	10	52,990	-	-	-	-	53,000
Stock compensation expensed on vesting of stock awards	-	-	-	-	332,500	-	-	332,500
Other comprehensive loss	-	-	-	-	-	-	(27,505)	(27,505)
Net loss	-	-	-	-	-	(1,080,544)	-	(1,080,544)
Balance-March 31, 2019	41,404,531	$4,142	$6,811,749	$-	$662,500	$(9,634,856)	$(108,332)	$(2,264,797)
Shares issued on vesting of 2018 stock award	1,000,000	100	329,900	-	(330,000)	-	-	-
Shares issued to directors	80,000	8	39,192	-	-	-	-	39,200
Stock compensation expensed on vesting of stock awards	-	-	-	-	332,500	-	-	332,500
Other comprehensive loss	-	-	-	-	-	-	(49,972)	(49,972)
Net loss	-	-	-	-	-	(702,951)	-	(702,951)
Balance-June 30, 2019	42,484,531	$4,250	$7,180,841	$-	$665,000	$(10,337,807)	$(158,304)	$(2,646,020)
Shares issued on conversion of debt to equity	1,892,185	189	93,608	-	-		-	93,797
Stock compensation expensed on vesting of stock awards	-	-	-	-	85,000	-		85,000
Other comprehensive income	-	-	-	-	-	-	25,828	25,828
Net loss	-	-	-	-	-	(428,405)	-	(428,405)
Balance-September 30, 2019	44,376,716	4,439	7,274,449	-	750,000	(10,766,212)	(132,476)	(2,869,800)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SusGlobal Energy Corp.
Interim Condensed Consolidated Statements of Cash Flows
For the nine-month periods ended September 30, 2020 and 2019
(Expressed in United States Dollars)
(unaudited)

	For the nine-month period ended September 30, 2020	For the nine-month period ended September 30, 2019
Cash flows from operating activities
Net loss	$(1,507,507)	$(2,211,900)
Deferred taxes recovery	(197,420)	-
Land option expired	59,128	-
Adjustments for:
Depreciation	367,734	308,588
Amortization of intangible assets	6,171	832
Amortization of operating right-of-use asset	-	6,107
Non-cash professional fees on conversion of debt	4,883	-
Amortization of financing fees	141,686	154,721
Stock-based compensation	-	750,000
Shares issued for professional services	-	53,000
Shares issued to directors		39,200
Change in business combination consideration (Note 6)	88,107	-
Changes in non-cash working capital:
Trade receivables	(114,934)	(10,279)
Government remittances receivable	29,870	-
Other receivables	12,712	-
Inventory	5,174	(8,399)
Prepaid expenses and deposits	8,080	5,484
Accounts payable	250,731	335,056
Government remittances payable	130,995	(12,656)
Accrued liabilities	278,529	(62,340)
Deferred revenue	(4,361)	-
Net cash used in operating activities	(440,422)	(652,586)
Cash flows from investing activities
Business acquisition (Note 6)	-	(1,468,226)
Purchase of intangible assets	(14,164)	(11,149)
Purchase of long-lived assets (i)	(192,269)	(199,434)
Net cash used in investing activities	(206,433)	(1,678,809)
Cash flows from financing activities
Bank indebtedness	-	7,323
Advance	81,818	30,096
Repayments of advance	(24,013)	(9,006)
Advances on long-term debt	59,128	1,272,993
Repayment of long-term debt	(105,490)	(54,764)
Repayments of obligations under capital lease	(93,467)	(61,967)
Advances and penalties on convertible promissory notes (ii)	192,641	1,328,975
Repayments of operating lease liability	-	(1,864)
Advances of loans payable to related parties	73,910	-
Repayment of loans payable to related parties	(25,869)	(206,910)
Net cash provided by financing activities	158,658	2,304,876
Effect of exchange rate on cash	17,501	(16,192)
Decrease in cash	(470,696)	(42,711)
Cash and cash equivalents-beginning of period	7,926	42,711
Restricted cash-beginning of period	467,798
Cash and cash equivalents and restricted cash-beginning of period	475,724	42,711
Cash and cash equivalents-end of period	$5,028	$-

Supplemental Cash Flow Disclosures:
Interest paid	$463,717	$171,675
Income taxes paid	-	-

(i)	Refer to note 13, obligations under capital lease, for details on the non-cash purchase of certain long-lived assets.
(ii)	Refer to note 14, convertible promissory notes, for the issuance of capital stock on the conversion of debt.

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SusGlobal Energy Corp. Notes to the Interim Condensed Consolidated Financial Statements September 30, 2020 and 2019 (Expressed in United States Dollars) (unaudited)

1. Nature of Business and Basis of Presentation

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

SusGlobal is a renewables company focused on acquiring, developing and monetizing a global portfolio of proprietary technologies in the waste to energy and regenerative products application.

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

The Company incurred a net loss of $1,507,507 (2019-$2,211,900) for the nine months ended September 30, 2020 and as at that date had a working capital deficit of $9,452,773 (December 31, 2019-$8,203,742) and an accumulated deficit of $12,963,987 (December 31, 2019-$11,449,497) and expects to incur further losses in the development of its business.

On March 31, 2020, Pace Savings & Credit Union Limited ("PACE") and the Company reached an agreement for the repayment of the outstanding amounts owing to PACE. One of the credit facilities, in the amount of $34,391 ($48,788 CAD), was repaid in full on April 3, 2020 and the remaining credit facilities and the corporate term loan were to be repaid on or before September 30, 2020. Subsequently, on November 12, 2020, PACE and the Company reached a new agreement to repay the remaining credit facilities and corporate term loan on or before January 29, 2021. As part of the agreement, the Company is to bring all the amounts owing to PACE current, and prepay to January 2021, the regular monthly principal and interest payments. Management continues discussions with a Canadian chartered bank to re-finance its remaining obligations to PACE and repay other creditors.

The Company has defaulted on the convertible promissory notes (see note 14). As a result, the advance (see note 11), the amounts owing to PACE (see note 12) and the obligations under capital lease (see note 13), are also in default.

These factors cast substantial doubt as to the Company's ability to continue as a going concern, which is dependent upon its ability to obtain the necessary financing to further the development of its business, satisfy its obligations to PACE and its other creditors, whose debts are also in default, and upon achieving profitable operations. There is no assurance of funding being available or available on acceptable terms. Realization values may be substantially different from carrying values as shown.

SusGlobal Energy Corp. Notes to the Interim Condensed Consolidated Financial Statements September 30, 2020 and 2019 (Expressed in United States Dollars) (unaudited)

2. Going Concern, (continued)

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

Newly Adopted

On January 1, 2020, the Company adopted Accounting Standards Update ("ASU") No. 2018-13, "Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurements to ASC Topic 820, Fair Value Movement". ASU No. 2018-13 modifies the disclosure requirements for fair value measurements by removing, modifying, and/or adding certain disclosures. The adoption of ASU No. 2018-13, did not have a significant impact on the Company's consolidated financial statements.

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

Recently issued

ASU 2020-06-Debt-"Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity": simplifies accounting for convertible instruments by removing major separation models required under current Generally Accepted Accounting Principles (GAAP). Consequently, more convertible debt instruments will be reported as a single liability instrument and more convertible preferred stock as a single equity instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for it. The ASU also simplifies the diluted earnings per share (EPS) calculation in certain areas. The amendments in this Update are effective for public business entities that meet the definition of a Securities and Exchange Commission (SEC) filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is assessing the impact that the adoption of ASU 2020-06 will have on the consolidated balance sheet and consolidated statement of operations.

SusGlobal Energy Corp. Notes to the Interim Condensed Consolidated Financial Statements September 30, 2020 and 2019 (Expressed in United States Dollars) (unaudited)

5. Financial Instruments

The carrying value of cash and cash equivalents, funds held in trust, trade and other receivables, accounts payable and accrued liabilities approximated their fair values as of September 30, 2020 and December 31, 2019, due to their short-term nature. The carrying value of the advance, long-term debt, obligations under capital lease, convertible promissory notes and loans payable to related party approximated their fair values due to their market interest rates.

Interest, Credit and Concentration Risk

Interest rate risk is the risk borne by an interest-bearing asset or liability as a result of fluctuations in interest rates. Financial assets and financial liabilities with variable interest rates expose the Company to cash flow interest rate risk.

In the opinion of management, the Company is exposed to significant interest rate risk on the current portion of its long-term debt and convertible promissory notes of $7,114,971 ($9,490,424 CAD) (2019-$7,199,706; $9,351,482 CAD).

Credit risk is the risk of loss associated with a counterparty's inability to perform its payment obligations. As at September 30, 2020, the Company's credit risk is primarily attributable to cash and cash equivalents and trade receivables.  As at September 30, 2020, the Company's cash and cash equivalents were held with reputable Canadian chartered banks, a credit union and a United States of America bank.

With regards to credit risk with customers, the customers' credit evaluation is reviewed by management and account monitoring procedures are used to minimize the risk of loss. The Company believes that no additional credit risk beyond amounts provided for by the allowance for doubtful accounts are inherent in accounts receivable. As at September 30, 2020, the allowance for doubtful accounts was $nil ($nil CAD) (December 31, 2019-$730; $948 CAD).

As at September 30, 2020, the Company is exposed to concentration risk as it had three customers (December 31, 2019-six customers) representing greater than 5% of total trade receivables and three customers (December 31, 2019-six customers) represented 89% (December 31, 2019-90%) of trade receivables. The Company had certain customers whose revenue individually represented 10% or more of the Company's total revenue. These customers accounted for 69% (40%,15% and 14%) (September 30, 2019-71%; 37%, 21% and 13%) of total revenue.

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

The Company actively monitors its liquidity to ensure that its cash flows and working capital are adequate to support its financial obligations and the Company's capital programs. In order to continue operations, the Company will need to raise capital, repay PACE for all of its outstanding obligations by January 29, 2021 and complete the refinancing of its real property and organic waste processing and composting facility. There is no assurance of funding being available or available on acceptable terms. Realization values may be substantially different from carrying values as shown. Refer also to going concern, note 2.

Currency Risk

Although the Company's functional currency is the CAD, the Company realizes a portion of its expenses in USD. Consequently, certain assets and liabilities are exposed to foreign currency fluctuations. As at September 30, 2020, $597,300 (December 31, 2019-$258,403) of the Company's net monetary liabilities were denominated in USD. The Company has not entered into any hedging transactions to reduce the exposure to currency risk.

SusGlobal Energy Corp. Notes to the Interim Condensed Consolidated Financial Statements September 30, 2020 and 2019 (Expressed in United States Dollars) (unaudited)

6. Business Acquisition

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
1,511,569

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

During the three-month period ended June 30, 2020, the Company expensed previously capitalized acquisition costs in the amount of $86,864 ($118,472 CAD). The land option in the amount of $59,496 ($80,000) expired six months after the business acquisition and as a result, has been expensed in the interim condensed consolidated statements of operations and comprehensive loss. In addition, the company determined that the deferred tax liability recognized on the business acquisition would be recovered through the application of certain tax strategies. As a result, the recovery of the deferred tax liability is recorded in the interim condensed consolidated statements of operations and comprehensive loss.

SusGlobal Energy Corp. Notes to the Interim Condensed Consolidated Financial Statements September 30, 2020 and 2019 (Expressed in United States Dollars) (unaudited)

7. Restricted Cash-Funds Held in Trust

The funds which were held in trust were required to satisfy certain outstanding payments to PACE, including the repayment in full of one of the credit facilities in the amount of $34,391 ($48,788 CAD) and to bring the remaining outstanding PACE amounts current. The funds which were held in trust were provided to PACE on April 3, 2020. Refer also to going concern, note 2 and long-term debt, note 12.

8. Intangible Assets

	September 30, 2020	December 31, 2019
Technology license (net of accumulated amortization of $1,081 (2019- $931))	$920	$1,070
Customer lists-limited life-$15,493 ($20,666 CAD) (net of accumulated amortization of $7,298) ($9,734 CAD) (2019-$6,634 ($8,617 CAD) (net of accumulated amortization of $1,222 ($1,588 CAD))	15,493	6,634
Trademarks-indefinite life-$34,639 CAD	25,969	11,916
Goodwill ($101,334 CAD)	75,970	-
Environmental compliance approvals-indefinite life- $182,700 CAD	136,970	217,651
	$255,322	$237,271

For the three-month and nine-month periods ended September 30, the Company incurred fees to register various trademarks in the United States and Canada, in the amount $8,508 ($11,349 CAD) and $14,366 ($19,162 CAD) (2019-$nil; $nil CAD and $10,948: $14,327 CAD) respectively.

On September 15, 2017, the Company acquired the environmental compliance approvals, having an indefinite life, on the purchase of certain assets from BDO Canada Limited ("BDO") under an asset purchase agreement (the "APA").

Effective May 24, 2019, the Company acquired customer lists of $22,608 ($30,400 CAD) relating to certain municipal contracts. These customer lists are being amortized over terms ranging from forty-five to sixty-six months. During the three and nine-month periods ended September 30, 2020, amortization of $1,386 ($1,825 CAD) and $6,021 ($8,146 CAD) (2019-$682; $907 CAD and $682; $907 CAD), respectively.

9. Long-lived Assets, net

		September 30,		December 31,
		2020		2019
	Cost	Accumulated	Net book value	Net book value
		depreciation
Land	$1,422,931	$-	$1,422,931	$1,425,002
Composting buildings	2,308,799	405,737	1,903,062	1,965,690
Gore cover system	1,058,700	295,684	763,016	869,864
Driveway and paving	347,486	84,555	262,931	291,427
Machinery and equipment	169,812	62,360	107,452	22,270
Equipment under capital lease	697,971	388,740	309,231	167,578
Office trailer	8,996	6,864	2,132	4,268
Vacuum trailer	5,623	2,109	3,514	4,908
Computer equipment	6,626	5,897	729	1,862
Computer software	6,897	6,897	-	-
Automotive equipment	10,143	4,769	5,374	7,863
Signage	4,007	1,324	2,683	1,721
	$6,047,991	$1,264,936	$4,783,055	$4,762,453

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
September 30, 2020 and 2019
(Expressed in United States Dollars)
(unaudited)

10. Related Party Transactions

For three and nine-month periods ended September 30, 2020, the Company incurred $33,791 ($45,000 CAD) and $99,779 ($135,000 CAD) (2019-$34,083; $45,000 CAD and $101,574; $135,000 CAD) respectively, in management fees expense with Travellers International Inc. ("Travellers"), an Ontario company controlled by a director and the president and chief executive officer (the "CEO"); $nil ($nil CAD) and $nil ($nil CAD) (2019-$34,083; $45,000 CAD and $101,574; $135,000 CAD) respectively, in management fees expense with Landfill Gas Canada Ltd. ("LFGC"), an Ontario company controlled by a former director and former chief executive officer and $18,021 ($24,000 CAD) and $53,215 ($72,000 CAD) (2019-$13,634; $18,000 CAD and $40,630; $54,000 CAD) respectively in management fees expense with the Company's chief financial officer (the "CFO").  As at September 30, 2020, unpaid remuneration and unpaid expenses in the amount of $344,359 ($459,329 CAD) (December 31, 2019-$324,303; $421,227 CAD) is included in accounts payable and $11,995 ($16,000 CAD) (December 31, 2019-$12,318; $16,000 CAD) is included in accrued liabilities in the interim condensed consolidated balance sheets.

In addition, during the three and nine-month periods ended September 30, 2020, the Company incurred interest expense of $1,771 ($2,368 CAD) and $4,399 ($5,952 CAD) (2019-$150; $180 CAD and $4,631; $6,155 CAD) respectively, on outstanding loans from Travellers and $nil ($nil CAD) (2019-$364; $469 CAD) and $3,711; $4,932 CAD respectively, on outstanding loans from the directors. As at September 30, 2020, interest of $4,462 ($5,952 CAD) (December 31, 2019-$nil; $nil CAD) on the loans outstanding to Travellers is included in accrued liabilities in the interim condensed consolidated balance sheets.

For the three and nine-month periods ended September 30, 2020, the Company incurred $21,198 ($28,284 CAD) and $57,618 ($77,957 CAD) (2019-$23,382; $30,934 CAD and $55,678; $ $74,001 CAD) respectively, in rent expense paid under a lease agreement with Haute Inc. ("Haute"), an Ontario company controlled by the CEO.

For those independent directors providing their services throughout 2019, the Company accrued directors' compensation totaling $3,000, based on the subsequent issuance of 20,000 common shares of the Company to each of the five directors that are expected to be issued subsequent to September 30, 2020. The directors' compensation was priced based on the trading price of the shares at the close of business on September 30, 2020 and will be adjusted based on the trading price of the shares, immediately prior to issuance. At a meeting of the Board of Directors (the "Board") on September 10, 2020, the Board approved the 2020 compensation to each independent board member in the amount of $18,743 ($25,000 CAD), effective January 1, 2020, to be paid in cash or shares of the Company, on or before December 31, 2020. For the services provided in the three and nine-month periods ended September 30, 2020, $56,637 and $57,070 (2019-($14,648) and ($1,948)) respectively. Also included in directors' compensation for the three and nine-month periods ended September 30, 2020, are the audit committee chairman's fees, in the amount of $751 ($1,000 CAD) and $2,217 ($3,000 CAD) (2019 $757; $1,000 CAD and $2,257; $3,000 CAD) respectively. As at September 30, 2020, outstanding directors' compensation of $1,694 ($2,260 CAD) (December 31, 2019-$3,480; $4,520 CAD) is included in accounts payable and $59,227 (December 31, 2019-$3,650) is included in accrued liabilities, in the interim condensed consolidated balance sheets.

Furthermore, for the three and nine-month periods ended September 30, 2020, the Company recognized management compensation expense of $nil and $nil (2019-$85,000 and $750,000) respectively, on the vesting of restricted stock units ("RSUs") granted in prior years to the CEO and the former chief executive officer. On January 10, 2020, the CEO's remaining RSUs determined to be valued at $1,000,000 based on private placement pricing at the time of the granting of the RSUs were exchanged into 1,000,000 common shares of the Company.

11. Advance

On August 4, 2020, the Company received an advance in the amount of $82,992 ($110,700 CAD) from a private lender. The advance is repayable weekly at an amount of $4,602 ($6,138 CAD) until repaid in full on January 22, 2021. Transaction related expenses in connection with this advance totaled $3,313 ($4,483 CAD) and are included in interest expense in the interim condensed consolidated statements of operations and comprehensive loss. For the three and nine-month periods ended September 30, 2020, the Company incurred interest charges of $15,554 ($21,044 CAD) and $15,554 ($21,044 CAD) respectively. The advance is guaranteed by the CEO. As a result of the defaults on the convertible promissory notes, this advance is also in default. The lender may demand full repayment.

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
September 30, 2020 and 2019
(Expressed in United States Dollars)
(unaudited)

12. Long-Term Debt

	Credit	Credit	Corporate	Mortgage	Canada Emergency	September 30,	December 31,
	Facility	Facility	Term Loan	Payable	Business Account	2020 Total	2019 Total
	(a)	(b)	(c)	(d)	(e)
Long-Term Debt	$736,341	$411,003	$2,500,082	$1,947,112	$59,976	$5,654,514	$5,793,677
Current portion	(736,341)	(411,003)	(2,500,082)	(1,947,112)	-	$(5,594,538)	(5,793,677)
Long-term portion	$-	$-	$-	$-	$59,976	$59,976	$-

On March 31, 2020, PACE and the Company reached an agreement with respect to the repayment of the outstanding balances owing to PACE ((a), (b) and (c) above). One of the credit facilities, in the amount of $34,391 ($48,788 CAD), was repaid in full on April 3, 2020, as noted below and the remaining credit facilities and the corporate term loan are due on or before September 30, 2020. On April 3, 2020, the Company provided PACE with funds, held in trust on March 31, 2020, to bring the remaining credit facilities and the corporate term loan current. The funds remaining, which were held in trust on March 31, 2020 are to be used to satisfy the principal and interest payments on the noted debt partially, through August 2020. Included in prepaid expenses and deposits in the interim condensed consolidated financial statements is $50,797 ($69,224 CAD) relating to prepaid principal and interest payments. In addition, the letter of credit the Company has with PACE in favor of the Ministry of the Environment, Conservation and Parks (the "MECP"), was renewed to September 30, 2020. On April 3, 2020, the shares previously pledged as security to PACE, were released and are currently held as security for the personal guarantee from the CEO and charge against the Haute leased premises. This long-term debt is considered to be in default as a result of defaults on the convertible promissory notes (see note 14). As a result, PACE may demand repayment before September 30, 2020.

Refer also to going concern, note 2 and subsequent events, note 20 (a).

The remaining PACE long-term debt was initially payable as noted below:

(a)

The credit facility bears interest at the PACE base rate of 7.00% plus 1.25% per annum, currently 8.25%, is payable in monthly blended installments of principal and interest of $6,570 ($8,764 CAD) and matures on September 2, 2022. The first and only advance on the credit facility on February 2, 2017, in the amount of $1,199,520 ($1,600,000 CAD), is secured by a business loan general security agreement, a $1,199,520 ($1,600,000 CAD) personal guarantee from the CEO and a charge against the Haute leased premises. Also pledged as security are the shares of the wholly-owned subsidiaries, and a limited recourse guarantee against each of these parties. As noted above, the pledged shares were delivered by PACE and are currently held as security for the personal guarantee from the CEO and charge against the Haute leased premises. The credit facility is fully open for prepayment at any time without notice or bonus.

(b)

The credit facility advanced on June 15, 2017, in the amount of $449,820 ($600,000 CAD), bears interest at the PACE base of 7.00% plus 1.25% per annum, currently 8.25%, is payable in monthly blended installments of principal and interest of $3,674 ($4,901 CAD), and matures on September 2, 2022. The credit facility is secured by a variable rate business loan agreement on the same terms, conditions and security as noted above.

(c)

The corporate term loan advanced on September 13, 2017, in the amount of $2,791,993 ($3,724,147 CAD), bears interest at PACE base rate of 7.00% plus 1.25% per annum, currently 8.25%, is payable in monthly blended installments of principal and interest of $22,274 ($29,711 CAD), and matures September 13, 2022. The corporate term loan is secured by a business loan general security agreement representing a floating charge over the assets and undertakings of the Company, a first priority charge under a registered debenture and a lien registered under the Personal Property Security Act in the amount of $2,999,533 ($4,000,978 CAD) against the assets including inventory, accounts receivable and equipment. The corporate term loan also included an assignment of existing contracts included in the asset purchase agreement (the "APA").

For the three and nine-month periods ended September 30, 2020, $70,105 ($93,162 CAD) and $225,346 ($304,893 CAD) (2019-$78,919; $104,202 CAD and $234,441; $311,592 CAD) respectively, in interest was incurred on the PACE long-term debt. As at September 30, 2020 $57,063 ($76,114 CAD) (December 31, 2019-$124,926; $162,263 CAD) in accrued interest is included in accrued liabilities in the interim condensed consolidated balance sheets.

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
September 30, 2020 and 2019
(Expressed in United States Dollars)
(unaudited)

12. Long-Term Debt, (continued)

(d)

The Company obtained a 1st. mortgage provided by private lenders to finance the acquisition of the shares of 1684567 and to provide funds for additional financing needs. The mortgage has a principal amount of $1,949,220 ($2,600,000 CAD), is repayable interest only on a monthly basis at an annual rate of the higher of the Royal Bank of Canada's prime rate plus 6.05% per annum (currently 8.50%) and 10% per annum with a maturity date of October 19, 2020. The mortgage payable is secured by the shares held of 1684567, a first mortgage on the land described in note 9, long-lived assets, in the interim condensed consolidated balance sheets with a carrying value of $1,422,931 ($1,898,000 CAD), a general assignment of rents, and a fire insurance policy. Financing fees on the mortgage totaled $115,155 ($156,929 CAD).  As at September 30, 2020, $7,924 ($10,570 CAD) (December 31, 2019-$8,138; $10,570 CAD) of accrued interest is included in accrued liabilities in the interim condensed consolidated balance sheets. In addition, as at September 30, 2020, there is $2,107 ($2,811 CAD) (2019-$74,219; $97,133 CAD) of unamortized finance fees.

For the three and nine-month periods ended September 30, 2020, $48,809 ($65,000 CAD) and $144,125 ($195,000 CAD) (2019-$34,162; $45,343 CAD and 47,845; $63,590 CAD) respectively, in interest was incurred on the mortgage payable.

Refer also to subsequent events, note 20 (b) for details of an additional advance on this 1st. mortgage.

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

On April 27, 2020, the Company received a total of $59,976 ($80,000 CAD) under this program, from its Canadian chartered bank.

Under the initial term date of the loans, which is detailed in the CEBA term loan agreements, the amount is due on December 31, 2022 and is interest-free. If the loans are not repaid by December 31, 2022, the Company can make payments, interest only, on a monthly basis at an annual rate of 5%, under the extended term date, beginning January 31, 2023, maturing December 31, 2025. In addition, if 75% of the loans are repaid by the initial term, December 31, 2022, the Company's Canadian chartered bank will forgive the balance. The CEBA term loan agreements contain a number of positive and negative covenants, for which the Company is not in full compliance.

13. Obligations under Capital Lease

				September 30,	December 31,
				2020	2019
	(a)	(b)	(c)	Total	Total
Obligations under Capital Lease	$78,966	$79,190	$251,504	$409,660	$218,069
Less: current portion	(78,966)	(79,190)	(251,504)	(409,660)	(218,069)
Long-term portion	$-	$-	$-	$-	$-

As a result of the convertible promissory notes defaults, these leases are also in default (see note 13). The lessor may demand full repayment of these obligations under capital lease. As a result, the obligations under capital lease have been presented as current liabilities. The original terms of the obligations under capital lease are noted below under paragraphs (a), (b) and (c). Refer also to going concern, note 2 and subsequent events, note 20 (a).

(a)

The lease agreement for certain equipment for the Company's organic waste processing and composting facility at a cost of $214,902 ($286,650 CAD), is payable in monthly blended installments of principal and interest of $4,378 ($5,840 CAD), plus applicable harmonized sales taxes and an option to purchase the equipment for a final payment of $21,441 ($28,600 CAD), plus applicable harmonized sales taxes on October 31, 2021. The lease agreement bears interest at the rate of 5.982% annually, compounded monthly, due September 30, 2021.

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
September 30, 2020 and 2019
(Expressed in United States Dollars)
(unaudited)

13. Obligations under Capital Lease, (continued)

(b)

The lease agreement for certain equipment for the Company's organic composting facility at a cost of $185,513 ($247,450 CAD), is payable in monthly blended installments of principal and interest of $3,837 ($5,118 CAD), plus applicable harmonized sales taxes for a period of forty-six months plus the first two monthly blended installments of $7,497 ($10,000 CAD) plus applicable harmonized sales taxes and an option to purchase the equipment for a final payment of $ 18,503 ($24,680 CAD) plus applicable harmonized sales taxes on February 27, 2022. The leasing agreement bears interest at the rate of 6.15% annually, compounded monthly, due January 27, 2022.

(c)

The lease agreement for certain equipment for the Company's organic waste processing and composting facility at a cost of $292,121 ($389,650 CAD), is payable in monthly blended installments of principal and interest of $5,137 ($6,852 CAD), plus applicable harmonized sales taxes for a period of fifty-nine months plus an initial deposit of $14,582 ($19,450 CAD) plus applicable harmonized sales taxes and an option to purchase the equipment for a final payment of a nominal amount of $75 ($100 CAD) plus applicable harmonized sales taxes on February 27, 2025. The leasing agreement bears interest at the rate of 3.59% annually, compounded monthly, due February 27, 2025.

The lease liabilities are secured by the equipment under capital lease as described in note 9.

Minimum lease payments as per the original terms of the obligations under capital lease are as follows:

In the three-month period ending December 31, 2020	$57,789
In the year ending December 31, 2021	168,537
In the year ending December 31, 2022	83,987
In the year ending December 31, 2023	61,647
In the year ending December 31, 2024	61,647
In the year ending December 31, 2025	5,212
438,819
Less: imputed interest	(29,159)
Total	$409,660

For the three and nine-month periods ended September 30, 2020, $4,902 ($6,536 CAD) and $13,822 ($18,701 CAD) (2019-$3,682; $4,856 CAD and $12,237; $16,264 CAD) respectively, in interest was incurred.

14. Convertible Promissory Notes

		September 30, 2020	December 31, 2019

(a)	Convertible promissory notes-January 28, 2019 (net of unamortized financing costs of $nil (2019- $1,918))	$228,228	$176,964
(b)	Convertible promissory notes-March 7 and March 8, 2019 (net of unamortized financing costs of $nil (2019- $25,625))	708,398	724,375
(c)	Convertible promissory note-May 23, 2019 (net of unamortized financing costs of $nil (2019-$17,924))	242,000	217,076
(d)	Convertible promissory note-July 19, 2019 (net of unamortized financing costs of $nil (2019-$17,411))	187,000	152,589
(e)	Convertible promissory note-October 17, 2019 (net of accumulated financing costs of $1,193 (2019-$20,975)	154,807	135,025
		$1,520,433	$1,406,029

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

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
September 30, 2020 and 2019
(Expressed in United States Dollars)
(unaudited)

14. Convertible Promissory Notes, (continued)

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

During the nine-month period ended September 30, 2020, the January 2019 Investors converted a total of $54,095 of their January 2019 Investor Notes.

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

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
September 30, 2020 and 2019
(Expressed in United States Dollars)
(unaudited)

14. Convertible Promissory Notes, (continued)

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

During the nine-month period September 30, 2020, the March 2019 Investors converted a total of $91,802 of their March 2019 Investor Notes.

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

As a result of the January 2019 Investor Notes and the March 2019 Investor Notes not having been repaid by their respective due dates, these defaults resulted in the interest rate on the May 2019 Investor Note increasing from 12% to 24% annually, effective January 28, 2020 and the principal balance of the May 2019 Investor Note increasing by 10% on May 23, 2020. The May 2019 Investor continues to have the option to convert their May 2019 Investor Note.

During the nine-month period ended September 30, 2020, the May 2019 Investor converted a total of $15,000 of its May 2019 Note.

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
September 30, 2020 and 2019
(Expressed in United States Dollars)
(unaudited)

14. Convertible Promissory Notes, (continued)

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

As a result of the January 2019 Investor Notes, the March 2019 Investor Notes and the May 2019 Investor Note not having been repaid by their respective due dates, these defaults resulted in the interest rate on the July 2019 Investor Note increasing from 12% to 24% annually, effective January 28, 2020 and the principal balance of the July 2019 Investor Note increasing by 10% on July 19, 2020. The July 2019 Investor continues to have the option to convert its July 2019 Investor Note.

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

As a result of the January 2019 Investor Notes, the March 2019 Investor Notes, the May 2019 Investor Note and the July 2019 Investor Note not having been repaid by their respective due dates, these defaults resulted in the interest rate on the October 2019 Investor Note increasing from 12% to 24% annually, effective January 28, 2020. The October 2019 Investor continues to have the option to convert its October 2019 Investor Note.

SusGlobal Energy Corp. Notes to the Interim Condensed Consolidated Financial Statements September 30, 2020 and 2019 (Expressed in United States Dollars) (unaudited)

14. Convertible Promissory Notes, (continued)

The convertible promissory notes described above may be prepaid until 180 days from their applicable effective date with the following penalties: (i) if any of the convertible promissory notes are prepaid within sixty (60) days following their applicable effective date, then the prepayment premium shall be 125% of the face amount plus any accrued interest; (ii) if any of the convertible promissory notes are prepaid during the period beginning on the date which is sixty-one (61) days following their applicable effective date, and ending on the date which is ninety (90) days following their applicable effective date, then the prepayment premium shall be 135% of the face amount plus any accrued interest; (iii) if any of the convertible promissory notes are prepaid during the period beginning on the date which is ninety-one (91) days following their applicable effective date, and ending on the date which is one hundred eighty (180) days following their applicable effective date, then the prepayment premium shall be 145% of the face amount plus any accrued interest. Such prepayment redemptions must be closed and funded within three days of giving notice of prepayment or the right to prepay shall be forfeited.

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

For the three and nine-month periods ended September 30, 2020, the Company recorded interest and Default Amounts of $115,351 and $448,798 (2019-$21,490 and $88,721) respectively. As at September 30, 2020, $276,828 (December 31, 2019-$130,249) of accrued interest is included in accrued liabilities in the interim condensed consolidated balance sheets. In addition, during the three and nine-month periods ended September 30, 2020, $8,821 and $15,276 (2019-$8,027 and $8,027) respectively, of accrued interest was converted.

Refer also to going concern, note 2 and subsequent events, note 20 (a).

15. Loans Payable to Related Party

	September 30, 2020	December 31, 2019

Travellers International Inc.	$48,731	$-

Loans payable in the amount of $48,731 ($65,000 CAD) (December 31, 2019-$nil; $nil CAD), owing to Travellers bear interest at the rate of 12% per annum, are due on demand and unsecured.  As at September 30, 2020 $4,462 ($5,952 CAD) (December 31, 2019-$nil; $nil CAD) in interest was included in accrued liabilities in the interim condensed consolidated statements of operations and comprehensive loss.

For the three and nine-month periods ended September 30, 2020, $1,771 ($2,368 CAD) and $4,399 ($5,952 CAD) (2019-$150; $180 CAD and $4,631; $6,155 CAD) respectively, in interest expense was incurred on loans payable to Travellers. In addition, for the three and nine-month periods ended September 30, 2020 $nil ($nil CAD) and $nil ($nil CAD) (2019-$364; $469 CAD and $3,711; $4,932 CAD) respectively, in interest expense was incurred on loans payable to directors.

16. Capital Stock

As at September 30, 2020, the Company had 150,000,000 authorized common shares with a par value of $.0001 per share and 79,372,643 (December 31, 2019-51,784,504) issued and outstanding common shares. For the nine-month period ended September 30, 2020, the Company issued 27,118,109 common shares on the conversion of convertible promissory notes, in the amount of $160,897, including accrued interest and related costs of $20,160, for a total of $181,057.

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
September 30, 2020 and 2019
(Expressed in United States Dollars)
(unaudited)

16. Capital Stock, (continued)

The share conversion prices ranged from $0.0036 to $0.0176 per share.   On January 10, 2020, the CEO's remaining RSUs determined to be valued at $1,000,000 based on private placement pricing at the time of the granting of the RSUs were exchanged into 1,000,000 common shares of the Company. In addition, the Company cancelled the 529,970 shares previously held by BDO Canada Limited, whose shares were returned to the Company on April 1, 2020.

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

17. Commitments

a)

Effective January 1, 2020, new consulting agreements were finalized for the services of the CEO and the CFO. The consulting agreements are each for a period of one year, commencing January 1, 2020. The CEO's monthly fee is $11,246 ($15,000 CAD) and for the CFO $5,998 ($8,000 CAD).  The future minimum commitment under these consulting agreements, is as follows:

For the three-month period ending December 31, 2020	$51,732

b)

The Company has agreed to lease its office premises from Haute on a month-to-month basis, at the same monthly rate of $4,498 ($6,000 CAD). The Company is responsible for all expenses and outlays in connection with its occupancy of the leased premises, including, but not limited to utilities, realty taxes and maintenance.

c)	The Company was assigned the land lease on the purchase of certain assets of Astoria Organic Matters Ltd., and Astoria Organic Matters Canada LP. The land lease, which comprises 13.88 acres in Roslin, Ontario, Canada, has a term expiring March 31, 2034. The basic monthly rent on the net lease is $2,249 ($3,000 CAD) and is subject to adjustment based on the consumer price index as published by Statistics Canada ("CPI"). To date, no adjustment for CPI has been charged. The Company is also responsible for any property taxes, maintenance, insurance and utilities. In addition, the Company has the right to extend the lease for five further terms of five years each and one further term of five years less one day. As the Company acquired the business of 1684567, the previous landlord, there are no future commitments for this lease. The Company was recently informed that, through a special provision of the site plan agreement with the City of Belleville (the "City"), Ontario, Canada, that it is required to fund road maintenance required by the City through to September 30, 2025 at an annual rate of $7,497 ($10,000 CAD). The future minimum commitment is as follows:

For the three-month period ending December 31, 2020	$-
For the year ending December 31, 2021	7,497
For the year ending December 31, 2022	7,497
For the year ending December 31, 2023	7,497
For the year ending December 31, 2024	7,497
Thereafter	7,497
$37,485

PACE has provided the Company a letter of credit in favor of the Ministry of the Environment, Conservation and Parks (the "MECP") in the amount of $207,540 ($276,831 CAD) and, as security, has registered a charge of lease over the premises, located at 704 Phillipston Road, Roslin, Ontario, Canada. The Company is required to provide for environmental remediation and clean-up costs for its organic waste processing and composting facility.

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
September 30, 2020 and 2019
(Expressed in United States Dollars)
(unaudited)

17. Commitments, (continued)

The letter of credit is a requirement of the MECP and is in connection with the financial assurance provided by the Company for it to be in compliance with the MECPs environmental objectives. The MECP regularly evaluates the Company's organic waste processing and composting facility to ensure compliance is adhered to and the letter of credit is subject to change by the MECP. Since the fair value of the environmental remediation costs cannot be determined at this time, no estimate of such costs has been recorded in the accounts. As of September 30, 2020, the MECP has not drawn on the letter of credit. Subsequently, PACE has also committed to renew the letter of credit in favour of the MECP to January 29, 2021.

18. Economic Dependence

The Company generated 81% and 69% of its revenue from three customers, during the three and nine-month periods ended September 30, 2020 respectively, (63% and 71% respectively, from three customers for the three and nine-month periods ended September 30, 2019.

19. Legal Proceeding

From time to time, the Company may become involved in litigation relating to claims arising from the ordinary course of business. Management believes that there are currently no claims or actions pending against us, the ultimate disposition of which would have a material adverse effect on our results of operations, financial condition or cash flows.

On September 24, 2020, the Company served the former chief executive officer and his company, LFGC, with a statement of claim. The Company's claim relates to damages for breach of contract, non-performance of contractual duties, breach of fiduciary duty, misrepresentation and breach of a duty of fidelity in the amount of $749,700 ($1,000,000 CAD). See also subsequent events, note 20 (b).

20. Subsequent Events

The Company's management has evaluated subsequent events up to the date the interim condensed consolidated financial statements were issued, pursuant to the requirements of ASC 855 and has determined the following to be material subsequent events:

(a)

On November 12, 2020, PACE and the Company reached a new agreement to repay the remaining credit facilities and corporate term loan on or before January 29, 2021. As part of the agreement, the Company is to bring all the amounts owing to PACE current, and prepay to January 2021, the regular monthly principal and interest payments by November 12, 2020. On November 13, 2020, the agreed amounts were paid to PACE. PACE has also committed to renew the letter of credit in favour of the MECP to January 29, 2021.

(b)

On November 12, 2020, the Company finalized an additional advance on its 1st. mortgage in the amount of $537,758 ($700,000 CAD).  The funds received, $398,892 ($519,238), were net of financing fees of $50,703 ($66,000 CAD) and expenses including accrued interest, property taxes and other disbursements of $88,163 ($114,762 CAD). The new 1st. mortgage of $2,535,146 ($3,300,000 CAD) was registered on November 12, 2020. The terms of the new 1st. mortgage are as noted under long-term debt, note 12 (b), except that the interest rate will be the higher of the Royal Bank of Canada's prime rate plus 7.55% (currently 10% per annum) and 10% per annum, and the principal amount is due December 1, 2021. The additional advance was used to purchase the remaining lands contained in the May 24, 2019 share purchase agreement of 1684567 Ontario Inc., in the amount of $161,322 ($210,000 CAD), plus the harmonized sales taxes. Management intends to use a portion of the additional advance to satisfy the new agreement with PACE, described under subsequent events, note 20 (a).

(c)

On October 26, 2020, the Company received a statement of defense and counterclaim from the defendants noted above under legal proceeding, note 19, in response to the Company's statement of claim. The defendants are seeking $385,458 ($514,150 CAD) in special damages and $374,850 ($500,000 CAD) in punitive and exemplary damages. The Company filed its reply and defense to counterclaim on November 13, 2020.

(d)	From October 19, 2020 through November 13, 2020, the CEO provided loans totaling $55,028 ($73,400 CAD) to the Company and on October 22, 2020, the Company repaid $22,791 ($30,400 CAD) of these loans.

(e)	On October 16, 2020, the Company paid a deposit in the amount of $3,749 ($5,000 CAD) for a hauling truck trailer estimated at $111,705 ($149,000 CAD).

21. Comparative Figures

Certain of the prior periods' comparative figures have been reclassified to conform to the current periods' presentation. The reclassification on the interim condensed consolidated statements of operations and comprehensive loss was made to disclose foreign exchange loss (income) as a separate line item and not grouped with office and administration.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Growth and percentage comparisons made herein generally refer to the nine-month period ended September 30, 2020 compared with the nine-month period ended September 30, 2019 unless otherwise noted. Unless otherwise indicated or unless the context otherwise requires, all references in this document to "we, "us, "our," the "Company," and similar expressions refer to SusGlobal Energy Corp., and depending on the context, its subsidiaries.

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

SusGlobal is a renewables company focused on acquiring, developing and monetizing a global portfolio of proprietary technologies in the waste to energy and regenerative products application.

With the growing amount of organic wastes being produced by society as a whole, a solution for sustainable global management of these wastes must be achieved. SusGlobal through its proprietary technology and processes is equipped and confident to deliver this objective. Management believes renewable energy is the energy of the future. Sources of this type of energy are more evenly distributed over the earth's surface than finite energy sources, making it an attractive alternative to petroleum-based energy. Biomass, one of the renewable resources, is derived from organic material such as forestry, food, plant and animal residuals. SusGlobal can therefore help you turn what many consider waste into precious energy and regenerative products. The portfolio will be comprised of four distinct types of technologies: (a) Process Source Separated Organics ("SSO") in anaerobic digesters to divert from landfills and recover biogas. This biogas can be converted to gaseous fuel for industrial processes, electricity to the grid or cleaned for compressed renewable gas. (b) Increasing the capacity of existing infrastructure (anaerobic digesters) to allow processing of SSO to increase biogas yield. (c) Utilize recycled plastics to produce liquid fuels and (d) process SSO and digestate to produce an organic compost or a pathogen free organic liquid fertilizer. The convertibility of organic material into valuable end products such as biogas, liquid biofuels, organic fertilizers and compost shows the utility of renewables. These products can be converted into electricity, fuels and marketed to agricultural operations that are looking for an increase in crop yields, soil amendment and environmentally-sound practices. This practice also diverts these materials from landfills and reduces Greenhouse Gas Emissions ("GHG") that result from landfilling organic wastes. The Company can provide peace of mind that the full lifecycle of organic material is achieved, global benefits are realized and stewardship for total sustainability is upheld. It is management's objective to grow SusGlobal into a significant sustainable waste to energy and regenerative products provider, as Leaders in The Circular Economy®.

We believe the project and services offered can benefit both the public and private markets. The following includes some of our work managing organic waste streams: Anaerobic Digestion, Dry Digestion, Biogas Production, Wastewater Treatment, In-Vessel Composting, SSO Treatment, Biosolids Heat Treatment, Leachate Management and Composting.

The Company can provide a full range of services for handling organic residuals in a period where innovation and sustainability are paramount. From start to finish we offer in-depth knowledge, a wealth of experience and cutting-edge technology for handling organic waste.

The primary focus of the services SusGlobal provides includes identifying idle or underutilized anaerobic digesters and integrating our technologies with capital investment to optimizing the operation of the existing digesters to reach their full capacity for processing SSO. Our processes not only divert significant organic waste from landfills, but also result in methane avoidance, with significant GHG reductions from waste disposal. The processes also produce renewable energy through the conversion of wastewater biosolids and organic wastes in the same equipment (co-digestion) and valuable end products such as biogas, electricity and organic fertilizer, both dry and liquid, considered Class AA organic fertilizer.

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

RECENT BUSINESS DEVELOPMENTS

Purchase of Additional Lands

On November 12, 2020, the Company acquired additional lands described in the Company's share purchase agreement of 1684567 Ontario Inc., in May of 2019. The additional lands include a 6.60-acre licensed gravel pit and a 0.20 acre right of way for a purchase price of $161,322 ($210,000 CAD) plus the applicable harmonized sales tax. The Company is now the owner of a 49-acre land parcel at its Belleville, Ontario, Canada, organic waste processing and composting facility. The purchase was funded through an additional advance of $537,758 ($700,000 CAD) on its 1st. mortgage. The funds received, $398,892 ($519,238), were net of financing fees of $50,703 ($66,000 CAD) and expenses including accrued interest, property taxes and other disbursements of $88,163 ($114,762 CAD). The new 1st. mortgage of $2,535,146 ($3,300,000 CAD) was registered on November 12, 2020. The terms of the new 1st. mortgage are as noted under long-term debt, note 12 (b) to the interim condensed consolidated financial statements, except that the interest rate will be the higher of the Royal Bank of Canada's prime rate plus 7.55% (currently 10% per annum) and 10% per annum, and the principal amount is due December 1, 2021.  Management intends to use a portion of the additional advance to satisfy the new agreement with PACE, described under subsequent events, note 20 (a) to the interim condensed consolidated financial statements for the three and nine-month period ended September 30, 2020.

SusGlobal Receives Trademark Registration for LEADERS IN THE CIRCULAR ECONOMY®

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

Energy Retrofit Program

On January 15, 2020, the Independent Electrical System Operator (the "IESO") pre-approved the Company's Save on Energy Retrofit Program Application (the "Program"). The total cost of the Program is estimated at $88,983 ($118,692 CAD). On successful completion, the Company expects to receive a hydro grant from the IESO of approximately 50% of the total cost of the Program, or $44,855 ($59,831 CAD). The Program is designed to realize a savings of approximately 50% in hydro costs annually, with an overall return on investment estimated at 125%.

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

The principal asset of this acquired company was the land upon which the Company's organic waste processing and composting facility is situated. The Company continues to operate the garbage collection and landfill management operations that it acquired under this transaction.

Financings

(a) Securities Purchase Agreements

On October 18, 2019, the Company entered into a securities purchase agreement (the "October 2019 SPA") with one investor (the "October 2019 Investor") pursuant to which the Company issued to the October 2019 Investor one 12% unsecured convertible promissory note (the "October 2019 Investor Note") in the principal amount of $156,000, with a past due date of October 18, 2020. On this date the Company received proceeds of $129,600, net of transaction related expenses of $26,400.

As noted below, initially, as a result of the January 2019 Investor Notes not having been repaid by their respective due dates, these defaults resulted in the interest rate on the October 2019 Investor Note increasing from 12% to 24% annually, effective January 28, 2020. And, as a result of the October 2019 Investor Note not having been repaid by its due date, the principal balance of this note increased by a default penalty of $15,600 on October 18, 2020. The October 2019 Investor continues to have the option to convert its October 2019 Investor Note.

On July 19, 2019, the Company entered into a securities purchase agreement (the "July 2019 SPA") with one investor (the "July 2019 Investor") pursuant to which the Company issued to the July 2019 Investor one 12% unsecured convertible promissory note (the "July 2019 Investor Note") in the principal amount of $170,000, with a past due date of July 19, 2020. On this date, the Company received proceeds of $138,225, net of transaction related expenses of $31,775.

As noted below, initially, as a result of the January 2019 Investor Notes not having been repaid by their respective due dates, these defaults resulted in the interest rate on the July 2019 Investor Note increasing from 12% to 24% annually, effective January 28, 2020. And, as a result of the July 2019 Investor Note not having been repaid by its due date, the principal balance of this note increased by a default penalty of $17,000 on July 19, 2020. The July 2019 Investor continues to have the option to convert its July 2019 Investor Note.

On May 23, 2019, the Company entered into a securities purchase agreement (the "May 2019 SPA") with one investor (the "May 2019 Investor") pursuant to which the Company issued to the May 2019 Investor one 12% unsecured convertible promissory note (the "May 2019 Investor Note") in the principal amount of $250,000, with a past due date of May 23, 2020. On this date, the Company received proceeds of $204,250, net of transaction related expenses of $45,750.

During the nine-month period ended September 30, 2020, the May 2019 Investor converted a total of $15,000 (December 31, 2019-$nil) of its May 2019 Note.

As noted below, initially, as a result of the January 2019 Investor Notes not having been repaid by their respective due dates, these defaults resulted in the interest rate on the May 2019 Investor Note increasing from 12% to 24% annually, effective January 28, 2020. And, as a result of the May 2019 Investor Note not having been repaid by its due date, the principal balance of this note increased by a default penalty of $22,000 on May 23, 2020. The May 2019 Investor continues to have the option to convert its May 2019 Investor Note.

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

During the nine-month period ended September 30, 2020, the March 2019 Investors converted a total of $91,802 (December 31, 2019-$75,000) of their March 2019 Investor Notes.

As a result of these March 2019 Notes not having been repaid by their respective due dates, as with the January 2019 Investor Notes, they were also in default, with their interest rate increasing from 12% to 24% annually, effective January 28, 2020. And, as a result of the March 2019 Investor Notes not having been repaid by their respective due dates, the principal balance of these notes increased by a default penalty of $50,200 on their respective due dates of March 7 and 8 of 2020.

On January 28, 2019, the Company entered into securities purchase agreements (the "January 2019 SPAs") with three investors (the "January 2019 Investors") pursuant to which the Company issued to the January 2019 Investors 12% unsecured convertible promissory notes (the "January 2019 Investor Notes") in the aggregate principal amount of $337,500, with such principal and the interest thereon convertible into shares of the Company's common stock (the "Common Stock") at the January 2019 Investors' option, with a past due date of January 28, 2020. Although the January 2019 SPAs are dated January 28, 2019 (the "January 2019 Effective Date"), they became effective upon the receipt in cash of the issue price by the January 2019 Investors.

During the nine-month period ended September 30, 2020, the January 2019 Investors converted a total of $54,095 (December 31, 2019-$158,618) of their January 2019 Investor Notes.

Since the January 2019 Investor Notes were not repaid by their January 28, 2020 maturity date, they are in default and the outstanding balance (principal plus accrued interest) of each of the January 2019 Investor Notes was increased by 50% and by a further $15,000 (together the "Default Amounts"), a total of $108,441 and the interest rate increased from 12% to 24% annually, effective January 28, 2020.  The January 2019 Investors continue to have the option to require the Company to immediately issue, in lieu of the Default Amount, the number of shares of common stock of the Company equal to the Default Amount divided by the conversion price then in effect.

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

For the three and nine-month periods ended September 30, 2020, the Company recorded interest and Default Amounts of $115,351 and $448,798 (2019-$21,490 and $88,721) respectively. As at September 30, 2020, $276,828 (December 31, 2019-$130,249) of accrued interest is included in accrued liabilities in the interim condensed consolidated balance sheets. In addition, during the three and nine-month periods ended September 30, 2020, $8,821 and $15,276 (2019-$8,027 and $8,027) respectively, of accrued interest was converted.

(b) Pace Savings & Credit Union Limited ("PACE")

On March 31, 2020, PACE and the Company reached an agreement with respect to the repayment of the outstanding balances owing to PACE ((a), (b) and (c) above). One of the credit facilities, in the amount of $34,391 ($48,788 CAD) was repaid in full on April 3, 2020, as noted below and the remaining credit facilities and the corporate term loan are due on or before September 30, 2020. On April 3, 2020, the Company provided PACE with funds, held in trust on March 31, 2020, to bring the remaining credit facilities and the corporate term loan current. The funds remaining, which were held in trust on March 31, 2020 are to be used to satisfy the principal and interest payments on the noted debt partially, through August 2020. As at September 30, 2020, included in prepaid expenses and deposits in the interim condensed consolidated financial statements is $5,459 ($7,281 CAD) relating to prepaid principal and interest payments to PACE. In addition, the letter of credit the Company has with PACE in favor of the Ministry of the Environment, Conservation and Parks (the "MECP"), was renewed to September 30, 2020. On April 3, 2020, the shares previously pledged as security to PACE, were released and are currently held as security for the personal guarantee from the CEO and charge against the Haute leased premises. This long-term debt is considered to be in default as a result of defaults on the convertible promissory notes. As a result, PACE may demand repayment before September 30, 2020.

On November 12, 2020, PACE and the Company reached a new agreement to repay the remaining credit facilities and corporate term loan on or before January 29, 2021. As part of the agreement, the Company will bring all the amounts owing to PACE current, and prepay to January 2021, the regular monthly principal and interest payments. On November 13, 2020, the agreed amounts were paid to PACE. PACE has also committed to renew the letter of credit in favour of the MECP to January 29, 2021.

The remaining PACE long-term debt was initially payable as noted below:

(i)

The credit facility bears interest at the PACE base rate of 7.00% plus 1.25% per annum, currently 8.25%, is payable in monthly blended installments of principal and interest of $6,570 ($8,764 CAD), and matures on September 2, 2022. The first and only advance on the credit facility on February 2, 2017, in the amount of $1,99,520 ($1,600,000 CAD), is secured by a business loan general security agreement, a $1,199,520 ($1,600,000 CAD) personal guarantee from the CEO and a charge against the Haute leased premises. Also pledged as security are the shares of the wholly-owned subsidiaries and a limited recourse guarantee against each of these parties. The credit facility is fully open for prepayment at any time without notice or bonus.

(ii)

The credit facility advanced on June 15, 2017, in the amount of $449,820 ($600,000 CAD), bears interest at the PACE base of 7.00% plus 1.25% per annum, currently 8.25%, is payable in monthly blended installments of principal and interest of $3,674 ($4,901 CAD), and matures on September 2, 2022. The credit facility is secured by a variable rate business loan agreement on the same terms, conditions and security as noted above.

(iii)

The corporate term loan advanced on September 13, 2017, in the amount of $2,791,993 ($3,724,147 CAD), bears interest at PACE base rate of 7.00% plus 1.25% per annum, currently 8.25%, is payable in monthly blended installments of principal and interest of $22,274 ($29,711 CAD), and matures September 13, 2022. The corporate term loan is secured by a business loan general security agreement representing a floating charge over the assets and undertakings of the Company, a first priority charge under a registered debenture and a lien registered under the Personal Property Security Act in the amount of $2,999,533 ($4,000,978 CAD) against the assets including inventory, accounts receivable and equipment. The corporate term loan also included an assignment of existing contracts included in the APA.

For the three and nine-month periods ended September 30, 2020, $70,105 ($93,162 CAD) and $225,346 ($304,893 CAD) (2019-$78,919; $104,202 CAD and $234,441; $311,592 CAD) respectively, in interest was incurred on the PACE long-term debt. As at September 30, 2020 $57,063 ($76,114 CAD) (December 31, 2019-$124,926; $162,263 CAD) in accrued interest is included in accrued liabilities.

(c) Other Financings

(i)

The Company obtained a mortgage provided by private lenders to finance the acquisition of the shares of 1684567 and to provide funds for additional financing needs. The mortgage had a principal amount of $1,949,220 ($2,600,000 CAD), was repayable interest only on a monthly basis at an annual rate of the higher of the Royal Bank of Canada's prime rate plus 6.05% (at the time 8.50% per annum) and 10% per annum with a maturity date of October 19, 2020. The mortgage payable is secured by the shares held of 1684567, a first mortgage on the land described in note 9, long-lived assets, in the interim condensed consolidated balance sheets, with a carrying value of $1,422,931 ($1,898,000 CAD), a general assignment of rents, and a fire insurance policy. Financing fees on the mortgage totaled $115,155 ($156,929 CAD).  As at September 30, 2020, $7,924 ($10,570 CAD) (December 31, 2019-$7,756; $10,570 CAD) of accrued interest is included in accrued liabilities in the interim condensed consolidated balance sheets. In addition, as at September 30, 2020, there is $2,107 ($2,811 CAD) (December 31, 2019-$74,219; $97,133 CAD) of unamortized finance fees.

On November 12, 2020, the Company finalized an additional advance on its 1st. mortgage in the amount of $537,758 ($700,000 CAD). The funds received, $398,892 ($519,238), were net of financing fees of $50,703 ($66,000 CAD) and expenses including accrued interest, property taxes and other disbursements of $88,163 ($114,762 CAD). The new 1st. mortgage of $2,535,146 ($3,300,000 CAD) was registered on November 12, 2020. The terms of the new 1st. mortgage are as noted under long-term debt, note 12 (b) to the interim condensed consolidated financial statements for the three and six-month periods ended September 30, 2020, except that the interest rate will be the higher of the Royal Bank of Canada's prime rate plus 7.55% (currently 10% per annum) and 10% per annum, and the principal amount is due December 1, 2021. The additional advance was used to purchase the remaining lands contained in the May 24, 2019 share purchase agreement of 1684567 Ontario Inc., in the amount of $161,322 ($210,000 CAD), plus the harmonized sales taxes. Management intends to use a portion of the additional advance to satisfy the new agreement with PACE, described above and under subsequent events, note 20 (a) to the interim condensed consolidated financial statements for the three and nine-month periods ended September 30, 2020.

For the three and nine-month periods ended September 30, 2020, $48,809 ($65,000 CAD) and $144,125 ($195,000 CAD) (2019-$34,162; $45,343 CAD and $47,845; $63,590 CAD) respectively, in interest was incurred on the mortgage payable.

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

On April 27, 2020, the Company received a total of $59,976 ($80,000 CAD) under this program, from its Canadian chartered bank.

Under the initial term date of the loans, which is detailed in the CEBA term loan agreements, the amount is due on December 31, 2022 and is interest-free. If the loans are not repaid by December 31, 2022, the Company can make payments, interest only, on a monthly basis at an annual rate of 5%, under the extended term date, beginning January 31, 2023, maturing December 31, 2025. In addition, if 75% of the loans are repaid by the initial term, December 31, 2022, the Company's Canadian chartered bank will forgive the balance. The CEBA term loan agreements contain a number of positive and negative covenants, for which the Company is not in full compliance.

(iii)

On August 4, 2020, the Company received an advance in the amount of $82,992 ($110,700 CAD), net of a financing fee of $3,313 ($4,483 CAD), from a private lender. The advance is repayable on a weekly basis in the amount of $4,602 ($6,138 CAD) over twenty-five weeks. The advance is guaranteed by the CEO of the Company.

(iii)

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

From October 19, 2020 through November 4, 2020, the CEO provided loans totaling $51,279 ($68,400 CAD) to the Company and on October 22, 2020, the Company repaid $22,791 ($30,400 CAD) of these loans.

There are no written agreements evidencing these loans other than resolutions of the Board with attached loan schedules.

For the three and nine-month periods ended September 30, 2020, $1,771 ($2,368CAD) and $4,399 ($5,952 CAD) (2019-$150; $180 CAD and $4,631; $6,155 CAD) in interest was incurred on the loans to Travellers. As at September 30, 2020, $48,731 ($65,000 CAD) (December 31, 2019-$nil; $nil CAD), remains outstanding.

(d) Financings Related to Obligations Under Capital Lease

As a result of the defaults noted above, these leases are also in default. The lessor may demand full repayment of these obligations under capital lease. The original terms of the obligations under capital lease are noted below under paragraphs (i), (ii and (iii).

(i)

The lease agreement for certain equipment for the Company's organic waste processing and composting facility at a cost of $214,902 ($286,650 CAD), is payable in monthly blended installments of principal and interest of $4,378 ($5,840 CAD), plus applicable harmonized sales taxes and an option to purchase the equipment for a final payment of $21,441 ($28,600 CAD), plus applicable harmonized sales taxes on October 31, 2021. The lease agreement bears interest at the rate of 5.982% annually, compounded monthly, due September 30, 2021.

(ii)

The lease agreement for certain equipment for the Company's organic waste processing and composting facility at a cost of $185,513  ($247,450 CAD), is payable in monthly blended installments of principal and interest of $3,837 ($5,118 CAD), plus applicable  harmonized sales taxes for a period of forty-six months plus the first two monthly blended installments of $7,497 ($10,000 CAD) plus applicable harmonized sales taxes and an option to purchase the equipment for a final payment of $ 18,503 ($24,680 CAD) plus applicable harmonized sales taxes on February 27, 2022. The leasing agreement bears interest at the rate of 6.15% annually, compounded monthly, due January 27, 2022.

(iii)

The lease agreement for certain equipment for the Company's organic waste processing and composting facility at a cost of $292,121 ($389,650 CAD), is payable in monthly blended installments of principal and interest of $5,137 ($6,852 CAD), plus applicable harmonized sales taxes for a period of fifty-nine months plus an initial deposit of $14,582 ($19,450 CAD) plus applicable harmonized sales taxes and an option to purchase the equipment for a final payment of a nominal amount of $75 ($100 CAD) plus applicable harmonized sales taxes on February 27, 2025. The leasing agreement bears interest at the rate of 3.59% annually, compounded monthly, due February 27, 2025.

For the three and nine-month periods ended September 30, 2020, $4,902 ($6,536 CAD) and $13,822 ($18,701 CAD) (2019-$3,682; $4,856 CAD and $12,237; $16,264 CAD) respectively, in interest was incurred.

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

Other

In July 2020, the council for one of the Company's customers, a local township, approved an extension of a contract for services provided by the Company for garbage collection. The new contract expires July 31, 2023 with annual fees ranging from $27,314 ($36,433 CAD) to $28,937 ($38,598 CAD).

The Company has also secured an organic processing arrangement with another local municipality, in conjunction with their green bin program, with a tipping fee set at $97/MT ($130/MT).

In addition, several other contracts have been renewed, one, a municipality and another a private composting operation to November 18, 2020 and December 31, 2020, respectively.

On October 15, 2019, the Company was awarded an organic processing contract, in connection with a recently submitted bid, for a local municipality. This organic processing contract is in conjunction with the local municipality's green bin program. The tipping fee for this organic processing contract has been set at $82 per metric tonne ("MT") ($110/MT CAD).

On July 22, 2019, the council for one of the Company's customers, a local township, approved an extension of contracts for the services provided by the Company for garbage collection and for the operation and maintenance of the township's two waste disposal sites. The new contracts expire on February 28, 2023 and amount to $134,196 ($179,000 CAD) annually.

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

The Company's activities all contribute to GHG reductions, so we will be a key part of Ontario's initiative. The Company has also contacted counterparties in Quebec and California to explore opportunities for relevant projects. SusGlobal is committed to making all its commercial activities carbon neutral. New Cap and Trade regulations became effective January 2017. On July 3, 2018, the new premier of the Province of Ontario announced the end of the Cap and Trade program in Ontario. In January 2019, a Climate Change Leadership Team (CCLT) was established. The CCLT is a cross-ministry group responsible for embedding climate change in government procurement, building understanding and capacity within government, and creating a process to update internal directives and guidance to help ensure climate change is considered.

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

Management continues to re-establish the renewable clause of the agreement with the new owner of Syngas.

Operations

The Company owns the Environmental Compliance Approvals (the "ECAs") issued by the MECP from the Province of Ontario, in place to accept up to 70,000 metric tonnes of waste annually from the provinces of Ontario and Quebec and from New York state, and to operate a waste transfer station with the capacity to process up to an additional 50,000 metric tonnes of waste annually. Once built, the location of the waste transfer station will be alongside the organic waste processing and composting facility which is currently operating in Belleville, Ontario, Canada.

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

Organic Composting Facility- As noted above, the Company's organic waste processing and composting facility, located in Belleville, Ontario Canada, has ECAs in place to accept up to 70,000 metric tonnes of waste annually and is currently in operation. Certain assets of the organic waste processing and composting facility, including the ECAs for the waste transfer station (not yet built), were acquired by the Company on September 15, 2017, from the Receiver for Astoria, under the APA. The Company charges tipping fees for the waste accepted at the organic waste composting facility based on arrangements in place with the customers and the type of waste accepted. Typical waste accepted includes, leaf and yard, biosolids, food, liquid, paper sludge and source separated organics. During the nine-month period ended September 30, 2020, tipping fees ranged from $22 ($30 CAD) to $118 ($159 CAD) per metric tonne.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2020, the Company had a bank balance of $5,028 (December 31, 2019-$7,926) and current debt obligations and other current liabilities in the amount of $9,736,370 (December 31, 2019-$8,911,361). As at September 30, 2020, the Company had a working capital deficit of $9,452,773 (December 31, 2019-$8,203,742). The Company does not currently have sufficient funds to satisfy the current debt obligations.

On March 31, 2020, PACE and the Company reached an agreement with respect to the repayment of the outstanding balances owing to PACE. One of the credit facilities, in the amount of $34,391 ($48,788 CAD), was repaid in full after the Company provided the funds to PACE on April 3, 2020, as noted below and the remaining credit facilities and the corporate term loan will be repaid on or before September 30, 2020. On April 3, 2020, the Company provided PACE with sufficient funds, held in trust on March 31, 2020, to bring the remaining credit facilities and the corporate term loan current. The funds remaining, which were held in trust on March 31, 2020 will be used to partially satisfy the principal and interest payments on the noted debt through August 2020. In addition, the letter of credit the Company has with PACE in favor of the MECP, was renewed to September 30, 2020. On April 3, 2020, the shares previously pledged as security to PACE, were released and are currently held as security for the personal guarantee from the CEO and charge against the Haute leased premises.

On November 12, 2020, PACE and the Company reached a new agreement to repay the remaining credit facilities and corporate term loan on or before January 29, 2021. As part of the agreement, the Company will bring all the amounts owing to PACE current, and prepay to January 2021, the regular monthly principal and interest payments. On November 13, 2020, the agreed amounts were paid to PACE. PACE has also committed to renew the letter of credit in favour of the MECP to January 29, 2021.

The Company's total assets as at September 30, 2020 were $5,321,974 (December 31, 2019-$5,707,343) and total current liabilities were $9,736,370 (December 31, 2019-$8,911,361). Significant losses from operations have been incurred since inception and there is an accumulated deficit of $12,963,987 as at September 30, 2020 (December 31, 2019 -$11,449,497). Continuation as a going concern is dependent upon generating significant new revenue and generating external capital and securing debt to satisfy its creditors' demands and to achieve profitable operations while maintaining current fixed expense levels.

To pay current liabilities and to fund any future operations, the Company requires significant new funds, which the Company may not be able to obtain. In addition to the funds required to liquidate the $9,736,370 in current debt obligations and other current liabilities, the Company estimates that approximately $2,200,000 must be raised to fund capital requirements and general corporate expenses for the next 12 months.

In the normal course of business, we are exposed to market risks, including changes in interest rates, certain commodity prices and Canadian currency rates. The Company does not use derivatives to manage these risks.

During the nine-month period ended September 30, 2020, the investors of the unsecured convertible promissory notes, converted a total of $160,897 of their unsecured convertible promissory notes, along with a portion of their accrued interest and related costs of $20,160, a total of $181,057 for 27,118,109 common shares at prices ranging from $0.0036 to $0.0176 per share.

As at September 30, 2020, the current and long-term portions of our debt obligations totaled $7,695,143 ($10,264,296 CAD) (December 31, 2019-$7,421,030; $9,638,953 CAD).

In addition, as at September 30, 2020, the Company had an outstanding letter of credit provided by PACE, in the amount of $207,540 ($276,831 CAD), in favor of the MECP. The letter of credit is a requirement of the MECP and is in connection with the financial assurance provided by the Company, for it to be in compliance with the MECPs environmental objectives. The MECP regularly evaluates the Company's organic waste processing and composting facility to ensure compliance is adhered to and the letter of credit is subject to change by the MECP. As at September 30, 2020, and the date of this filing, the MECP has not drawn on this letter of credit. PACE has committed to renew the letter of credit in favour of the MECP to January 29, 2021.

CONSOLIDATED RESULTS OF OPERATIONS - FOR THE THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2020 COMPARED TO THE THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2019

	For the three-month periods ended
	September 30, 2020	September 30, 2019

Revenue	$439,507	$390,723

Cost of Sales
Opening inventory	-	24,738
Depreciation	133,467	105,990
Direct wages and benefits	90,475	71,347
Equipment rental, delivery, fuel and repairs and maintenance	52,652	24,053
Utilities	27,185	19,309
Outside contractors	3,886	17,824
	307,665	263,261
Less: closing inventory	-	(27,538)
Total cost of sales	307,665	235,723

Gross profit	131,842	155,000

Operating expenses
Management compensation-stock-based compensation	-	85,000
Management compensation-fees	51,812	81,800
Marketing	-	5,785
Professional fees	102,769	63,357
Interest expense and default amounts	258,796	152,952
Office and administration	50,042	53,842
Rent and occupancy	32,420	33,024
Insurance	10,056	17,508
Filing fees	12,957	2,546
Amortization of financing costs	18,677	88,956
Directors' compensation	56,637	(14,648)
Repairs and maintenance	1,186	4,219
Foreign exchange (income) loss	(33,473)	9,064
Total operating expenses	561,879	583,405

Net loss from operating activities	$(430,037)	$(428,405)

During the three-month period ended September 30, 2020, the Company generated $439,507 of revenue from its operations compared to $390,723 in the three-month period ended September 30, 2019. The Company's cost of sales in connection with this revenue totaled $307,665 in the three-month period ended September 30, 2020 compared to $235,723 in the three-month period ended September 30, 2019. These costs consisted of depreciation, direct wages and benefits, equipment rental, delivery, fuel, repairs and maintenance, utilities and outside contractors. Of the revenue generated for the three-month period ended September 30, 2020, $388,152 (2019-$518,123 CAD) related to the organic waste processing and composting operations and $51,355 (2019-$68,551 CAD) related to the garbage collection and landfill management operations. The significant increase in revenue in the current period was primarily due to additional new SSO from an existing customer.

The net loss from operating activities for the three-month period ended September 30, 2020 was $430,037, not significantly different from the net loss from operating activities of $428,405 in the three-month period ended September 30, 2019. Although the net losses were not significantly different, there were significant changes in various expenses, explained below, including management compensation relating to stock-based compensation and fees, professional fees, interest expense and default amounts, amortization of financing costs, directors' compensation and foreign exchange (income) loss.

Operating expenses were reduced by $21,526, from $583,405 in the three-month period ended September 30, 2019 to $561,879 in the three-month period ended September 30, 2020, explained further below.

Management compensation related to stock-based compensation reduced by $85,000, from $85,000 in the three-month period ended September 30, 2019 to $nil in the three-month period ended September 30, 2020. The 2019 and final RSUs fully vested during 2019, resulting in no similar expense in the current three-month period ended September 30, 2020. And, management compensation related to fees reduced by $29,988, from $81,800 in the three-month period ended September 30, 2019 to $51,812 in the three-month period ended September 30, 2020 as a result of the absence of fees for the former chief executive officer who resigned in September of 2019.

There was no marketing program in place in 2020 and as a result no marketing costs were incurred.

Professional fees increased by $39,412, from $63,357 in the three-month period ended September 30, 2019 to $102,769 in the three-month period ended September 30, 2020 primarily due to an increase in non-audit and tax services provided by our new auditors.

Interest expense and default amounts increased by $105,844 from $152,952 in the three-month period ended September 30, 2019 to $258,796 for the three-month period ended September 30, 2020, primarily as a result of the increased interest expense and default amounts on the convertible promissory notes in the amount of $85,835 and the increased mortgage interest of $14,647.

Office and administration expenses decreased by an insignificant amount of $3,800 from the three-month period ended September 30, 2019 of $53,842 to $50,042 for the three-month period ended September 30, 2020.

Rent and occupancy for the three-month period ended September 30, 2020 changed insignificantly by $604.

Insurance reduced by $7,452 from $17,508 in the three-month period ended September 30, 2019 to $10,056 in the three-month period ended September 30, 2020, primarily due to the Company self-insuring certain property at its organic waste processing and composting facility offset by an increase in premiums for coverages for new equipment and liability coverage.

Filing fees increased by $10,411, from $2,546 for the three-month period ended September 30, 2019 to $12,957 for the three-month period ended September 30, 2020, primarily due to the costs associated with the annual general meeting scheduled for November 26, 2020 and for costs related to the monthly cost of the annual OTC fee.

The amortization of financing costs incurred reduced by $70,279 from $88,956 for the three-month period ended September 30, 2019 to $18,677 for the three-month period ended September 30, 2020, due primarily to the absence of the amortization of  financing costs for the  convertible promissory notes acquired Q1and Q2 of 2019 which were fully amortized by Q2 of 2020 and for the financing costs for the convertible promissory note acquired in Q3 2019, which was fully amortized by early Q3 of 2020.

As a result of a change in the directors' compensation effective January 1, 2020, agreed to by the directors at a meeting of the Board on September 10, 2020, the new annual compensation for independent directors was set at $18,478 ($25,000 CAD) annually. Previously, the directors' compensation for 2020 was based on an accrual of fees for services payable in shares, determined using the trading price at the end of each reporting period.  As a result, the directors' compensation increased by $71,285 from ($14,648) for the three-month period ended September 30, 2019 to $56,637 for the three-month period ended September 30, 2020.

Repairs and maintenance reduced insignificantly by $3,033.

The foreign exchange income increased by $42,537, from a loss of $9,064 for the three-month period ended September 30, 2019 to income of $33,473 for the three-month period ended September 30, 2020, due primarily to the significant recovery of the Canadian dollar compared to the United Statements dollar, during the current period.

CONSOLIDATED RESULTS OF OPERATIONS - FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2020 COMPARED TO THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2019

	For the nine-month periods ended
	September 30, 2020	September 30, 2019

Revenue	$1,172,343	$1,025,695

Cost of Sales
Opening inventory	5,389	18,550
Depreciation	367,734	302,816
Direct wages and benefits	251,721	180,379
Equipment rental, delivery, fuel and repairs and maintenance	210,808	228,535
Utilities	73,425	79,535
Outside contractors	9,165	22,526
	918,242	832,341
Less: closing inventory	-	(27,538)
Total cost of sales	918,242	804,803

Gross profit	254,101	220,892

Operating expenses
Management compensation-stock-based compensation	-	750,000
Management compensation-fees	152,994	243,778
Marketing	-	252,462
Professional fees	292,104	270,328
Interest expense and default amounts	854,496	408,382
Office and administration	182,727	179,857
Rent and occupancy	89,480	92,085
Insurance	52,156	45,518
Filing fees	35,103	31,643
Amortization of financing costs	141,686	154,721
Directors' compensation	57,070	(1,948)
Repairs and maintenance	10,097	8,973
Foreign exchange loss (gain)	31,987	(3,007)
Total operating expenses	1,899,900	2,432,792

Net loss from operating activities	$(1,645,799)	$(2,211,900)

During the nine-month period ended September 30, 2020, the Company generated $1,172,343 of revenue from its operations compared to $1,025,695 in the nine-month period ended September 30, 2019. The Company's cost of sales in connection with this revenue totaled $918,242 in the nine-month period ended September 30, 2020 compared to $804,803 in the nine-month period ended September, 2019. These costs consisted of depreciation, direct wages and benefits, equipment rental, delivery, fuel, repairs and maintenance, utilities and outside contractors. Of the revenue generated for the nine-month period ended September 30, 2020, $1,019,894 (2019-$1,379,914) related to the organic waste composting operations and $152,449 (2019-$206,263) related to the garbage collection and landfill management operations. The significant increase in revenue in the current period was primarily due to a full nine months of operations for the garbage collection and landfill management service and an increase in new business in the organic waste processing and composting operations.

The net loss from operating activities for the nine-month period ended September 30, 2020 was $1,645,799 significantly lower than the net loss from operations of $2,211,900 in the nine-month period ended September 30, 2019, primarily due to the reduction in management compensation relating to stock-based compensation and fees, and marketing costs offset by increases in interest expense and default amounts, directors'' compensation and foreign exchange loss..

Operating expenses reduced by $532,892, from $2,432,792 in the nine-month period ended September 30, 2019 to $1,899,900 in the nine-month period ended September 30, 2020, explained further below.

Management compensation related to stock-based compensation reduced by $750,000, from $750,000 in the nine-month period ended September 30, 2019 to $nil in the nine-month period ended September 30, 2020. The 2019 and final RSUs fully vested during 2019, resulting in no similar expense in the current nine-month period ended September 30, 2020. And, management compensation related to fees reduced by $90,784, from $243,778 in the nine-month period ended September 30, 2019 to $152,994 in the nine-month period ended September 30, 2020, primarily as a result of the absence of fees for the former chief executive officer who resigned in September of 2019.

There was no marketing program in place in 2020 and as a result no marketing costs were incurred.

Professional fees increased by $21,776, from $270,328 in the nine-month period ended September 30, 2019 to $292,104 in the nine-month period ended September 30, 2020 primarily due to increases in non-audit and tax services provided by the new auditors and legal fees on the business acquisition of 1684567 Ontario Inc., in May 2019 offset by the absence of any additional legal expenses in connection with the claim against BDO, in the amount of $66,072.

Interest expense and default amounts increased by $446,114 from $408,382 in the nine- month period ended September 30, 2019 to $854,496 for the nine-month period ended September 30, 2020, primarily as a result of the increased interest expense and default amounts on the convertible promissory notes in the amount of $352,051, the new mortgage interest of $109,963, the new obligation under capital lease of $5,547, the interest on the new advance of $15,403 offset by reductions in interest expense on the various PACE debt, other obligations under capital leases and related party balances. The interest expense and default amounts on the convertible promissory notes include the additional interest on the interest rate increase from 12% to 24%, 12%, effective January 28, 2020 and default amounts of $197,641.

Office and administration expenses increased nominally by $2,870.

Rent and occupancy reduced nominally by $2,605

Insurance increased by $6,638 from $45,518 in the nine-month period ended September 30, 2019 to $52,156 in the nine-month period ended September 30, 2020, primarily due to an increase in premiums for coverages for new equipment and liability coverage offset by no premiums for self-insuring certain property for the organic waste processing and composting facility.

Filing fees increased by $3,460, from $31,643 for the nine-month period ended September 30, 2019 to $35,103 for the nine-month period ended September 30, 2020, primarily due to the monthly cost of the annual OTC fee, totalling $8,786 in the nine-month period ended September 30, 2020 and the absence of certain communications costs.

The amortization of financing costs incurred decreased by $13,035 from $154,721 for the nine-month period ended September 30, 2019 to $141,686 for nine-month period ended September 30, 2020, due to the absence of financing costs in connection with the convertible promissory notes, the majority of which, were fully amortized prior to Q3-2020.

As a result of a change in the directors' compensation effective January 1, 2020, agreed to by the directors at a meeting of the Board on September 10, 2020, the new annual compensation for independent directors was set at $18,478 ($25,000 CAD) annually. Previously, the directors' compensation for 2020 was based on an accrual of fees for services payable in shares (20,000 to each independent director), determined using the trading price at the end of each reporting period.  As a result, the directors' compensation increased by $59,018 from ($1,948) for the nine-month period ended September 30, 2019 to $57,070 for the nine-month period ended September 30, 2020.

Repairs and maintenance expenses increased nominally by $1,124.

The foreign exchange loss increased by $34,994, from income of $3,007 for the nine-month period ended September 30, 2019 to a loss of $31,987 for the nine-month period ended September 30, 2020, due primarily to the significant devaluation of the Canadian dollar compared to the United Statements dollar, during the current period.

As at September 30, 2020, the Company had a working capital deficit of $9,452,773 (December 31, 2019-$8,203,742), incurred a net loss of $1,507,507 (2019-$1,783,495) for the nine months ended September 30, 2020 and had an accumulated deficit of $12,963,987 (December 31, 2019-$11,449,497) and expects to incur further losses in the development of its business.

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

On November 12, 2020, PACE and the Company reached a new agreement to repay the remaining credit facilities and corporate term loan on or before January 29, 2021. As part of the agreement, the Company will bring all the amounts owing to PACE current, and prepay to January 2021, the regular monthly principal and interest payments. On November 13, 2020, the agreed amounts were paid to PACE. PACE has also committed to renew the letter of credit in favour of the MECP to January 29, 2021.

The Company has defaulted on the convertible promissory notes (see note 14 in the interim condensed consolidated balance sheets as at September 30, 2020 and December 31, 2019). As a result, the amounts owing to PACE (see note 12) and the obligations under capital lease (see note 13), also disclosed in the interim condensed consolidated balance sheets as at September 30, 2020 and December 31, 2019, are also in default.

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

EQUITY

As at September 30, 2020 and as of the date of this filing, the Company had 79,372,643 common shares issued and outstanding.

STOCK OPTIONS, WARRANTS AND RESTRICTED STOCK UNITS

The Company has no stock options, warrants or restricted stock units outstanding as at September 30, 2020 and as of the date of this filing.

RELATED PARTY TRANSACTIONS

On November 6, 2019, by resolution of the Board, the consulting contracts for the president and the CFO were renewed, each for a one-year period, commencing January 1, 2020. For the president, at the same monthly amount and on the same terms and conditions, as his previous consulting contract, $11,246 ($15,000 CAD), monthly. For the CFO, at a monthly amount of $5,998 ($8,000 CAD), an increase of $1,499 ($2,000 CAD) over his previous consulting contract and on the same terms and conditions as his previous consulting contract.

In addition, on November 6, 2019, by resolution of the Board, the president was appointed Chief Executive Officer ("CEO").

The Company transacts with related parties in the normal course of business.

For three and nine-month periods ended September 30, 2020, the Company incurred $33,791 ($45,000 CAD) and $99,779 ($135,000 CAD) (2019-$34,083; $45,000 CAD and $101,574; $135,000 CAD) respectively, in management fees expense with Travellers International Inc. ("Travellers"), an Ontario company controlled by a director and the president and chief executive officer (the "CEO"); $nil ($nil CAD) and $nil ($nil CAD) (2019-$34,083; $45,000 CAD and $101,574; $135,000 CAD) respectively, in management fees expense with Landfill Gas Canada Ltd. ("LFGC"), an Ontario company controlled by a former director and former chief executive officer and $18,021 ($24,000 CAD) and $53,215 ($72,000 CAD) (2019-$13,634; $18,000 CAD and $40,630; $54,000 CAD) respectively in management fees expense with the Company's chief financial officer (the "CFO").  As at September 30, 2020, unpaid remuneration and unpaid expenses in the amount of $344,359 ($459,329 CAD) (December 31, 2019-$324,303; $421,227 CAD) is included in accounts payable and $11,995 ($16,000 CAD) (December 31, 2019-$12,318; $16,000 CAD) is included in accrued liabilities in the interim condensed consolidated balance sheets.

In addition, during the three and nine-month periods ended September 30, 2020, the Company incurred interest expense of $1,771 ($2,368 CAD) and $4,399 ($5,952 CAD) (2019-$150; $180 CAD and $4,631; $6,155 CAD) respectively, on outstanding loans from Travellers and $nil ($nil CAD) (2019-$364; $469 CAD) and $3,711; $4,932 CAD respectively, on outstanding loans from the directors. As at September 30, 2020, interest of $4,462 ($5,952 CAD) (December 31, 2019-$nil; $nil CAD) on the loans outstanding to Travellers is included in accrued liabilities in the interim condensed consolidated balance sheets.

For the three and nine-month periods ended September 30, 2020, the Company incurred $21,198 ($28,284 CAD) and $57,618 ($77,957 CAD) (2019-$23,382; $30,934 CAD and $55,678; $ $74,001 CAD) respectively, in rent expense paid under a lease agreement with Haute Inc. ("Haute"), an Ontario company controlled by the CEO.

For those independent directors providing their services throughout 2019, the Company accrued directors' compensation totaling $3,000, based on the subsequent issuance of 20,000 common shares of the Company to each of the five directors that are expected to be issued subsequent to September 30, 2020. The directors' compensation was priced based on the trading price of the shares at the close of business on September 30, 2020 and will be adjusted based on the trading price of the shares, immediately prior to issuance. At a meeting of the Board of Directors (the "Board") on September 10, 2020, the Board approved the 2020 compensation to each independent board member in the amount of $18,743 ($25,000 CAD), effective January 1, 2020, to be paid in cash or shares of the Company, on or before December 31, 2020. For the services provided in the three and nine-month periods ended September 30, 2020, $56,637 and $57,070 (2019-$14,648 and $1,948) respectively. Also included in directors' compensation for the three and nine-month periods ended September 30, 2020, are the audit committee chairman's fees, in the amount of $751 ($1,000 CAD) and $2,217 ($3,000 CAD) (2019 $757; $1,000 CAD and $2,257; $3,000 CAD) respectively. As at September 30, 2020, outstanding directors' compensation of $1,694 ($2,260 CAD) (December 31, 2019-$3,480; $4,520 CAD) is included in accounts payable and $59,227 (December 31, 2019-$3,650) is included in accrued liabilities, in the interim condensed consolidated balance sheets.

Furthermore, for the three and nine-month periods ended September 30, 2020, the Company recognized management compensation expense of $nil and $nil (2019-$85,000 and 750,000) respectively, on the vesting of restricted stock units ("RSUs") granted in prior years to the CEO and the former chief executive officer. On January 10, 2020, the CEO's remaining RSUs determined to be valued at $1,000,000 based on private placement pricing at the time of the granting of the RSUs were exchanged into 1,000,000 common shares of the Company.

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

From October 19, 2020 through November 13, 2020, the CEO provided loans totaling $55,028 ($73,400 CAD) to the Company and on October 22, 2020, the Company repaid $22,791 ($30,400 CAD) of these loans.

There are no written agreements evidencing these loans other than resolutions of the Board with attached loan schedules.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the nine-month period ended September 30, 2020 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1A. Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Except as set forth in this Form 10-Q, we are not currently aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition, or operating results. The Company has two known claims against it, one filed, for unpaid legal fees, in the amount $48,911 ($65,241 CAD). On September 24, 2020, the Company served the former chief executive officer and his company, LFGC, with a statement of claim. The Company's claim relates to damages for breach of contract, non-performance of contractual duties, breach of fiduciary duty, misrepresentation and breach of a duty of fidelity in the amount of $749,700 ($1,000,000 CAD). On October 26, 2020, the Company received the statement of defense and counterclaim from the defendants noted above in response to the Company's statement of claim. The defendants are seeking $385,458 ($514,150 CAD) in special damages and $374,850 ($500,000 CAD) in punitive and exemplary damages. The Company filed its reply defense to counterclaim on November 13, 2020.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine-month period ended September 30, 2020, the Company issued:

(i)	1,000,000 common shares on the exchange of the CEO's 1,000,000 2019 RSUs.

(ii)

27,118,109 common shares to the January 2019 Investors, the March 2019 Investors and the May 2019 Investors for the conversion of a portion of their unsecured convertible promissory notes, including accrued interest and related costs of $20,160, for a total of $181,057 at per share conversion prices ranging from $0.0036 to $0.0176 per share.

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

32.1+	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of Sarbanes-Oxley Act of 2002).

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of Sarbanes-Oxley Act of 2002)

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Label Linkbase Document
101.PRE*	XBRL Taxonomy Presentation Linkbase Document

*	Filed herewith
+	In accordance with SEC Release 33-8238, Exhibit 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUSGLOBAL ENERGY CORP.

November 16, 2020	By:	/s/ Marc Hazout
Marc Hazout
Executive Chairman, President and Chief Executive Officer

November 16, 2020	By:	/s/ Ike Makrimichalos
Ike Makrimichalos
Chief Financial Officer (Principal Financial and Accounting Officer)

