Form 10-K
period 2020-12-31
SusGlobal Energy Corp.
filed 2021-04-15
CIK 1652539

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.0001 per share

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

Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [X]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [  ] No [X]

The aggregate market value of the 64,329,157 voting common stock held by non-affiliates of the registrant as of June 30, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter) was $11,579,248 based on the closing price of $0.018 per share of the registrant’s common stock as quoted on the OTCQB marketplace on that date.

The number of shares of Common Stock, $0.0001 par value, of the registrant outstanding as of April 15, 2021 was 89,584,951.

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

When the terms "the Company," "we," "us" or "our" are used in this document, those terms refer to SusGlobal Energy Corp., and its wholly-owned subsidiaries, SusGlobal Energy Canada Corp., SusGlobal Energy Canada I Ltd., SusGlobal Energy Belleville Ltd., and 1684567 Ontario Inc.

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

RECENT BUSINESS DEVELOPMENTS

On April 8, 2021, the Company completed the purchase of its new truck and hauling trailer for a total purchase price of $171,483 (C$218,338), plus the applicable harmonized sales taxes. The Company paid deposits of $38,636 (C$49,193) on this purchase and financed the balance over a period of forty-eight months at a monthly principal and interest payment of $3,614 (C$4,601).

On March 4, 2021, the Company announced it has signed a Capital Market Advisory Agreement (the "Agreement") with Exchange Listing, LLC ("Exchange Listing") to provide advisory services with respect to the Company's initiative to list its shares of Common Stock on the Nasdaq Capital Market.

Exchange Listing provides companies with cost-effective and efficient direct access to one-stop solutions in the strategic planning and implementation of listing on senior exchanges such as NASDAQ or NYSE. Focusing on company-specific structuring to meet listing requirements, Exchange Listing serves as the primary point of contact with the exchange, investment bankers and lawyers throughout the listing process. With extensive experience in investment banking, securities law, corporate governance and business management, Exchange Listing and its strategic partners facilitate its clients' listing and capital markets objectives.

On February 10, 2021, the Company signed an Agreement of Purchase and Sale (the "APS") for certain assets for $3,534,300 (C$4,500,000), including a vendor take-back mortgage of $1,570,800 (C$2,000,000) at an annual interest rate of 2% maturing two years after closing. A deposit of $157,080 (C$200,000) was paid by the Company on February 10, 2021. The APS is expected to close on June 4, 2021, subject to successful completion of the due diligence process and the completion of the Phase II Environmental Site Assessment at a cost of $39,113 C$49,800), plus applicable harmonized sales taxes.

Purchase of Additional Lands

On November 12, 2020, the Company acquired additional lands described in the Company's Share Purchase Agreement (the "SPA") of 1684567 Ontario Inc. (“1684567”), in May of 2019. The additional lands include a 6.60-acre licensed gravel pit and a 0.20 acre right of way for a purchase price of $164,934 (C$210,000) plus the applicable harmonized sales tax. The Company is now the owner of a 49-acre land parcel at its Belleville, Ontario, Canada, organic waste processing and composting facility. The purchase was funded through an additional advance of $549,780 (C$700,000) on its 1st. mortgage. The funds received, $407,810 (C$519,238), were net of financing fees of $57,904 (C$73,725) and expenses including accrued interest, property taxes and other disbursements of $90,134 (C$114,762). The new first mortgage of $2,591,820 (C$3,300,000) was registered on November 12, 2020. The terms of the new 1st. mortgage are as noted under long-term debt, note 13(b) to the consolidated financial statements, including an interest rate at the higher of the Royal Bank of Canada's prime rate plus 7.55% (currently 10% per annum) and 10% per annum, and the principal amount is due December 1, 2021.  Management used a portion of the additional advance to satisfy certain obligations with Pace Savings and Credit Union Limited ("PACE").

Business Acquisition

Effective May 24, 2019, the Company purchased all the issued and outstanding shares of 1684567. The transaction closed on May 28, 2019. The purchase consideration consisted of cash from working capital of $121,845 (C$163,836) and cash from a third-party mortgage obtained in the amount of $1,258,273 (C$1,691,910), net of financing fees of $84,894 (C$108,090)). The total purchase price includes the original offer of $1,314,304 (C$1,767,250) and reimbursement of vendor's expenses of $65,814 (C$88,496). The original first mortgage payable on this business acquisition had a principal amount of $1,413,720 (C$1,800,000). The terms of the first mortgage are as noted above. The first mortgage is secured by the shares held of 1684567, the land held having a total carrying value of $1,655,623 (C$2,108,000), a general assignment of rents, and a fire insurance policy. In addition, on December 19, 2019, the Company received an additional advance of $628,320 (C$800,000) from one of the same private lenders and additional private lenders. Financing fees on the additional, advance totaled $34,469 (C$43,887) on the same terms and conditions.

The principal asset of this acquired company was the land upon which the Company's organic composting facility is situated. The Company continues to operate the garbage collection operations that it acquired under this transaction.

SusGlobal Receives a Certificate of Registration for the Trademark EARTH’s JOURNEY® and the Trademark CARING FOR EARTH’S JOURNEY®

On November 24, 2020, the Company received a Certificate of Registration from the United States Patent and Trademark Office for the trademark EARTH’s JOURNEY® and trademark CARING FOR EARTH’S JOURNEY® (the “Marks”). The Marks were registered under Registration Number 6,197,171 and Registration Number 6,195,955 on November 10, 2020 on the Supplemental Register. The registrations will be in effect for an initial term of ten years, expiring November 10, 2030, with the option of renewing the registrations for successive ten-year terms. Now that the Marks are registered, it is permitted to use indicia of registration (e.g. ®, or phrases such as “Reg U.S. Pat. And T.M. Office”).

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

Energy Retrofit Program

On January 15, 2020, the Independent Electrical System Operator (the "IESO") pre-approved the Company's Save on Energy Retrofit Program Application (the "Program"). The total cost of the Program is estimated at $93,221 (C$118,692). On successful completion, the Company expects to receive a hydro grant from the IESO of approximately 50% of the total cost of the Program, or $46,991 (C$59,831). The Program is designed to realize a savings of approximately 50% in hydro costs annually, with an overall return on investment estimated at 125%.

New and Renewed Consulting Contracts

On December 17, 2020, the Company entered into an Executive Chairman Consulting Agreement (the "CEO's Consulting Agreement"), by and among the Company, Travellers International Inc. ("Travellers"), and the CEO, who is also a director, the Executive Chairman and President of the Company, effective January 1, 2021 (the "Effective Date"). The CEO's Consulting Agreement replaced the consulting agreement which expired on December 31, 2020.

Pursuant to the terms of the CEO's Consulting Agreement, for his services as the CEO, the compensation is at a rate of $23,562 (C$30,000) per month for twelve (12) months, beginning on the Effective Date, and at a rate of $31,416 (C$40,000) per month for twelve (12) months, beginning January 1, 2022. In addition, the Company agreed to grant the CEO 1,000,000 restricted shares of the Company's common stock, par value of $0.0001 per share (the "Common Stock") on the Effective Date, and 1,000,000 shares of Common Stock on January 1, 2022. The Company has also agreed to reimburse the CEO for certain out-of-pocket expenses incurred by the CEO.

The CEO's Consulting Agreement is for a term of twenty-four (24) months. Upon a Constructive Discharge (as defined in the CEO's Consulting Agreement) and subject to certain notification requirements and the Company's opportunity to cure the Constructive Discharge, the CEO will be entitled to a compensation of twelve (12) months' fees, as well as any bonus compensation owing.

On December 17, 2020, the Company entered into an Executive Consulting Agreement (the "CFO Consulting Agreement"), by and between the Company and the CFO of the Company, effective January 1, 2021. Pursuant to the terms of the CFO Consulting Agreement, the CFO is entitled to fees of $6,283 (C$8,000) per month for his services. In addition, the Company has also agreed to grant the CFO 50,000 restricted shares of the Company's Common Stock, par value of $0.0001 per share on the Effective Date. The Company has also agreed to reimburse the CFO for certain out-of-pocket expenses incurred by the CFO. The CFO's Consulting Agreement replaced the consulting agreement which expired on December 31, 2020.

The CFO's Consulting Agreement is for a term of twelve (12) months. Upon a Constructive Discharge (as defined in the CFO's Consulting Agreement) and subject to certain notification requirements and the Company's opportunity to cure the Constructive Discharge, the CFO will be entitled to a compensation of two (2) months' fees, as well as any bonus compensation owing.

Financings

(a) Securities Purchase Agreements

On April 1, 2021, the Company entered into a securities purchase agreement with an investor (the "April 2021 Investor"), in which the Company issued to the investor a 10% unsecured convertible promissory note (the “April 2021 Investor Note”) in the aggregate principal amount of $275,000, due September 30, 2021, convertible at any time after issuance at a per share price at $0.20. In addition, the April 2021 Investor received 200,000 common shares of the Company, on issuance of the April 2021 Investor Note. On April 5, 2021, the Company received $245,000, net of transaction related expenses of $30,000.

On March 31, 2021, the Company entered into a securities purchase agreement with an investor (the "March 2021 Investor"), in which the Company issued to the investor a 10% unsecured convertible promissory note (the “March 2021 Investor Note”) in the aggregate principal amount of $275,000, due September 30, 2021, convertible at any time after issuance at a per share price at $0.20. In addition, the March 2021 Investor received 200,000 common shares of the Company, on issuance of the March 2021 Investor Note. On March 31, 2021, the Company received $245,000, net of transaction related expenses of $30,000.

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

The maturity date of the October 2019 Investor note was October 18, 2020.

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

The maturity date of the July 2019 Investor Note was July 19, 2020.

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

The maturity date of the May 2019 Investor note was May 23, 2020.

As a result of the unsecured convertible notes not having been repaid by their respective due dates, these defaults resulted in the principal balance of each of the May 2019, July 2019, and October 2019 Investor Notes increasing by 10% and the interest rate on each of those notes increasing from 12% to 24% annually.

On January 20, 2021, the October 2019 Investor, the July 2019 Investor and the May 2019 Investor, accepted in full 2,100,000 common shares of the Company representing payment in full of all obligations due and owing under their unsecured convertible promissory notes.

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

Since the unsecured convertible promissory noted were not repaid by their due dates, these defaults resulted in the outstanding balance (principal plus accrued interest) increasing by 10% and the interest rate on the 2019 March Investor Notes increasing from 12% to 24% annually.

During the year ended December 31, 2020, the March 2019 Investors converted a total of $91,802 (2019-$75,000) of their March 2019 Investor Notes.

In addition, on December 24, 2020, one of the two March 2019 Investors accepted a payment of $165,000 representing payment in full of all obligations due and owing under their March 2019 Investor Note. This resulted in a gain on forgiveness of debt of $119,983, including accrued interest of $68,085, disclosed under other income (loss) in the consolidated statements of operations and comprehensive loss.

On January 19, 2021, the remaining March 2019 Investor and the Company reached an agreement for payment in full of all obligations due and owing under its convertible promissory notes by payments totaling $550,000, $50,000 on January 20, 2021, $200,000 on or before March 1, 2021 which was converted to 1,075,124 shares on March 11, 2021 and $300,000 on or before March 31, 2021. The payment due on or before March 31, 2021 was extended to April 29, 2021.

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

Since the unsecured convertible promissory notes were not repaid by their maturity dates these defaults resulted in the outstanding balance (principal plus accrued interest) of each of the January 2019 Investor Notes to increase by 50% and increased by a further $15,000 (together the "Default Amounts") along with the interest rate increasing from 12% to 24% annually. The January 2019 Investors had the option to require the Company to immediately issue, in lieu of the Default Amount, the number of shares of common stock of the Company equal to the Default Amount divided by the conversion price then in effect.

During the year ended December 31, 2020, the January 2019 Investors converted a total of $61,925 (2019-$158,618) of their January 2019 Investor Notes. On December 16 and 21 of 2020, the two remaining January 2019 Investors, agreed to accept payments totaling $98,000 from the Company representing payment in full of all obligations due and owing under the January 2019 Investor Notes. This resulted in a gain on forgiveness of debt of $200,151, including accrued interest of $77,753 disclosed under other income (loss) in the consolidated statements of operations and comprehensive loss.

On issuance, the convertible promissory notes described above, were able to be prepaid until 180 days from their applicable effective date with the following penalties: (i) if any of the convertible promissory notes are prepaid within sixty (60) days following their applicable effective date, then the prepayment premium shall be 125% of the face amount plus any accrued interest; (ii) if any of the convertible promissory notes are prepaid during the period beginning on the date which is sixty-one (61) days following their applicable effective date, and ending on the date which is ninety (90) days following their applicable effective date, then the prepayment premium shall be 135% of the face amount plus any accrued interest; (iii) if any of the convertible promissory notes are prepaid during the period beginning on the date which is ninety-one (91) days following their applicable effective date, and ending on the date which is one hundred eighty (180) days following their applicable effective date, then the prepayment premium shall be 145% of the face amount plus any accrued interest. Such prepayment redemptions must be closed and funded within three days of giving notice of prepayment or the right to prepay shall be forfeited.

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

The convertible promissory notes described above contained certain representations, warranties, covenants and events of default including if the Company is delinquent in its periodic report filings with the Securities and Exchange Commission which would increase the amount of the principal and interest rates under the convertible promissory notes in the event of such defaults. In the event of a default, at the option of the applicable investor and in their sole discretion, the applicable investor may consider any of their convertible promissory notes immediately due and payable.

For the year ended December 31, 2020, the Company recorded interest and Default Amounts of $562,562 (2019-$142,963). As at December 31, 2020, $316,048 (2019-$142,963) of accrued interest is included in accrued liabilities in the consolidated balance sheets. In addition, during the year ended December 31, 2020, $15,277 (2019-$15,162) of accrued interest was converted.

(b) PACE

On March 31, 2020, PACE and the Company reached an agreement with respect to the repayment of the outstanding balances owing to PACE ((i), (ii) and (iii), below). One of the credit facilities, in the amount of $34,391 (C$48,788), was repaid in full on April 3, 2020, and the remaining credit facilities and the corporate term loan are now due on or before July 30, 2021. On April 3, 2020, the Company provided PACE with funds, held in trust on March 31, 2020, to bring the remaining credit facilities and the corporate term loan current. In addition, the letter of credit the Company has with PACE in favor of the Ministry of the Environment, Conservation and Parks (the "MECP"), was renewed to September 30, 2020 and will remain in effect to September 30, 2021, unless terminated by PACE. On April 3, 2020, the shares previously pledged as security to PACE, were released and are currently held as security for the personal guarantee from the CEO and charge against the Haute leased premises. This obligations to PACE are considered to be in default as a result of defaults on the unsecured convertible promissory notes.

On November 12, 2020, PACE and the Company reached a new agreement to repay the remaining credit facilities and corporate term loan on or before January 29, 2021. As part of the agreement, the Company will bring all the amounts owing to PACE current, and prepay to January 2021, the regular monthly principal and interest payments.

On November 13, 2020, the agreed amounts were paid to PACE.

On February 18, 2021, PACE and the Company reached a new agreement extending the repayment of the remaining credit facilities and corporate term loan to on or before July 30, 2021.

Details of each of the remaining credit facilities and corporate term loan are as follows:

(i)	The credit facility bears interest at the PACE base rate of 7.00% plus 1.25% per annum, currently 8.25%, is payable in monthly blended installments of principal and interest of $6,883 (C$8,764) and matures on September 2, 2022. The first and only advance on this credit facility received on February 2, 2017, in the amount of $1,256,640 (C$1,600,000), is secured by a business loan general security agreement, a $1,256,640 (C$1,600,000) personal guarantee from the CEO and a charge against the Haute leased premises. Also pledged as security are the shares of the wholly-owned subsidiaries, and a limited recourse guarantee against each of these parties. As noted above, the pledged shares were delivered by PACE and are currently held as security for the personal guarantee from the CEO and charge against the Haute leased premises. The credit facility is fully open for prepayment at any time without notice or bonus.

(ii)	The credit facility advanced on June 15, 2017, in the amount of $471,240 (C$600,000), bears interest at the PACE base of 7.00% plus 1.25% per annum, currently 8.25%, is payable in monthly blended installments of principal and interest of $3,849 (C$4,901), and matures on September 2, 2022. The credit facility is secured by a variable rate business loan agreement on the same terms, conditions and security as noted above.

(iii)	The corporate term loan advanced on September 13, 2017, in the amount of $2,924,945 (C$3,724,147), bears interest at the PACE base rate of 7.00% plus 1.25% per annum, currently 8.25%, is payable in monthly blended installments of principal and interest of $23,335 (C$29,711), and matures September 13, 2022. The corporate term loan is secured by a business loan general security agreement representing a floating charge over the assets and undertakings of the Company, a first priority charge under a registered debenture and a lien registered under the Personal Property Security Act in the amount of $3,142,368 (C$4,000,978) against the assets including inventory, accounts receivable and equipment. The corporate term loan also included an assignment of existing contracts included in the APA.

For the year ended December 31, 2020, $302,758 (C$405,788) (2019-$313,182; C$415,525) in interest was incurred on the PACE long-term debt. As at December 31, 2020 $18,319 (C$23,325) (2019-$124,926; C$162,263) in accrued interest is included in accrued liabilities in the consolidated balance sheets.

(c) First Mortgage

As described above, under Purchase of Additional Lands and Business Acquisition, the Company obtained a 1st. mortgage provided by private lenders to finance the acquisition of the shares of 1684567 and to provide funds for additional financing needs, received in three tranches totaling $2,591,820 (C$3,300,000) (2019-$2,001,740; C$2,600,000). The 1st mortgage is repayable interest only on a monthly basis at an annual rate of the higher of the Royal Bank of Canada's prime rate plus 6.05% per annum (currently 8.50%) and 10% per annum with a maturity date of December 1, 2021. The mortgage payable is secured by the shares held of 1684567, a first mortgage on the land described in note 10, long-lived assets, in the consolidated balance sheets with a carrying value of $1,655,623 (C$2,108,000), a general assignment of rents, and a fire insurance policy. Financing fees on the mortgage totaled $177,266 (C$225,702).  As at December 31, 2020, $36,215 (C$46,110) (2019-$8,138; C$10,570) of accrued interest is included in accrued liabilities in the consolidated balance sheets. In addition, as at December 31, 2020, there is $50,253 (C$63,984) (2019-$67,464; C$87,627) of unamortized finance fees included in long-term debt in the consolidated balance sheets.

For the year ended December 31, 2020, $214,853 (C$287,968) (2019-$83,662; C$111,002) in interest was incurred on the mortgage payable and included in the consolidated statements of operations and comprehensive loss.

(d) Canada Emergency Business Account (the "CEBA")

As a result of the COVID-19 virus, the Government of Canada launched the CEBA, a program to ensure that small businesses have access to the capital they need to see them through the current challenges and better position them to quickly return to providing services to their communities and creating employment. The program is administered by Canadian chartered banks and credit unions.

On April 27, 2020, the Company received a total of $62,832 (C$80,000) and on December 17, 2020 a further $15,708 (C$20,000) under this program, from its Canadian chartered bank.

Under the initial term date of the loans, which is detailed in the CEBA term loan agreements, the amounts are due on December 31, 2022 and are interest-free. If the loans are not repaid by December 31, 2022, the Company can make payments, interest only, on a monthly basis at an annual rate of 5% per annum, under the extended term date, beginning January 31, 2023, maturing December 31, 2025. In addition, if 75% of the loans are repaid by the initial term, December 31, 2022, the Company's Canadian chartered bank will forgive the balance. The CEBA term loan agreements contain a number of positive and negative covenants, for which the Company is not in full compliance.

(e) Financings Related to Obligations Under Capital Lease

The Company has three obligations under capital lease relating to machinery and equipment at their waste management and organic composting facility.

(i)	The lease agreement for certain equipment for the Company's organic waste processing and composting facility at a cost of $225,135 (C$286,650), is payable in monthly blended installments of principal and interest of $4,587 (C$5,840), plus applicable harmonized sales taxes and an option to purchase the equipment for a final payment of $22,462 (C$28,600), plus applicable harmonized sales taxes on October 31, 2021. The lease agreement bears interest at the rate of 5.982% annually, compounded monthly, due September 30, 2021.

(ii)	The lease agreement for certain equipment for the Company's organic composting facility at a cost of $194,347 (C$247,450), is payable in monthly blended installments of principal and interest of $4,020 (C$5,118), plus applicable harmonized sales taxes for a period of forty-six months plus the first two monthly blended installments of $7,854 (C$10,000) plus applicable harmonized sales taxes and an option to purchase the equipment for a final payment of $ 19,384 (C$24,680) plus applicable harmonized sales taxes on February 27, 2022. The leasing agreement bears interest at the rate of 6.15% annually, compounded monthly, due January 27, 2022.

(iii)

The lease agreement for certain equipment for the Company's organic waste processing and composting facility at a cost of $306,031 (C$389,650), is payable in monthly blended installments of principal and interest of $5,382 (C$6,852), plus applicable harmonized sales taxes for a period of fifty-nine months plus an initial deposit of $15,276 (C$19,450) plus applicable harmonized sales taxes and an option to purchase the equipment for a final payment of a nominal amount of $79 (C$100) plus applicable harmonized sales taxes on February 27, 2025. The leasing agreement bears interest at the rate of 3.59% annually, compounded monthly, due January 27, 2025.

During the year ended December 31, 2020, $18,090 (C$24,246) (2019-$16,021; C$21,257) in interest was charged.

(f) Other

On February 10, 2021, the Company raised $157,260 (C$200,000), in a private placement on the issuance of 630,480 common shares of the Company.

During the year December 31, 2020, Travellers loaned the company $433,147 (C$551,499) and converted a portion of the unpaid balance, $348,010 (C$443,099) of these loans and accrued interest of $6,399 (C$8,171), into 3,184,992 common shares of the Company. The Travellers loans were unsecured and bore interest at the rate of 12% per annum.

Subsequent to December 31, 2020 and up to the date of this filing, Travellers loaned the Company a further $204,922 (C$260,914) and converted these loans into 715,847 common shares of the Company.

In addition, on February 25, 2021, Travellers converted a total of $81,167 (C$101,700) of fees owing into 289,881 common shares of the Company.

During the year ended December 31, 2019, the Company repaid $172,350 (C$223,860) of outstanding loans to Travellers, including interest of $18,370 (C$23,860).

As at the date of this filing, there is a balance of $18,064 (C$23,000) in advances owing to the CEO.

During the year ended December 31, 2020 $nil (C$nil) (2019-$3,717; C$4,932) of interest was charged on the Director Loans. The Director Loans, which bore interest at 12% per annum and which were loaned to the Company on April 18,2018, were repaid in full on July 19, 2019 with accrued interest.

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

Asset Purchase

On September 15, 2017, the Company entered into an asset purchase agreement (the "APA) with Astoria Organic Matters Ltd., and Astoria Organic Matters Canada LP ("Astoria"), pursuant to which the Company purchased certain assets of Astoria from the court appointed receiver of Astoria, BDO Canada Limited (the "Receiver"). The purchase price for the composting buildings, Gore cover system, driveway and paving, office trailer, certain machinery and equipment, computer equipment, computer software and intangible assets (the "Assets") consisted of cash of $3,005,300 (C$4,100,000), funded by PACE and 529,970 restricted common shares of the Company, determined to be valued at $529,970 (C$700,000) based on private placement pricing at the time. In addition, legal costs of $21,442 (C$29,253) in connection with acquiring the Assets are included in the cost of the organic composting facility. In addition, the Company purchased certain accounts receivable which it was required to collect, totaling $127,650 (C$174,147) and a deposit with a local municipality in the amount of $36,650 (C$50,000).

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

Operations

The Company owns the Environmental Compliance Approvals (the "ECAs") issued by the MECP from the Province of Ontario, in place to accept up to 70,000 metric tonnes of waste annually from the provinces of Ontario, Quebec and from New York state, and to operate a waste transfer station with the capacity to process up to an additional 50,000 metric tonnes of waste annually. Once built, the location of the waste transfer station will be alongside the organic waste processing and composting facility which is currently operating in Belleville, Ontario, Canada.

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

Organic Composting Facility- As noted above, the Company's organic waste processing and composting facility, located in Belleville, Ontario Canada, has ECAs in place to accept up to 70,000 metric tonnes of waste annually and is currently in operation. Certain assets of the organic waste processing and composting facility, including the ECAs for the waste transfer station (not yet built), were acquired by the Company on September 15, 2017, from the Receiver for Astoria, under the APA. The Company charges tipping fees for the waste accepted at the organic waste composting facility based on arrangements in place with the customers and the type of waste accepted. Typical waste accepted includes, leaf and yard, biosolids, food, liquid, paper sludge and source separated organics. During year ended December 31, 2020, tipping fees ranged from $22 (C$30) to $119 (C$159) per metric tonne (2019-$19 (C$25) to $100 (C$130 per metric tonne).

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

Employees

As of December 31, 2020, the Company had eight full-time employees and two independent contractors. Of the eight full time employees, two were employed in management and administrative positions, and the balance in operations. The two independent contractors provide services in management positions. None of our employees are covered by collective bargaining agreements.

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

A letter of credit in favor of the MECP is supported by our credit facility with PACE. As at December 31, 2020 and the date of filing, the MECP has not drawn on the letter of credit. The letter of credit with the MECP is renewable annually, and is in force until September 30, 2021, unless terminated by PACE.

Insurance

We carry a broad range of insurance coverages, including general liability, automobile liability, workers' compensation, real and personal property, directors' and officers' liability, environmental and pollution legal liability and other coverages we believe are customary to the industry. Our exposure to loss for insurance claims is generally limited to the per-incident deductible under the related insurance policy. We do not expect the impact of any known casualty, property, environmental or other contingency to have a material impact on our financial condition, results of operations or cash flows. For the year ended December 31, 2020, we have self-insured certain buildings and equipment.

Regulation

Our business is subject to extensive and evolving federal, provincial and local environmental, health, safety and transportation laws and regulations. These laws and regulations are administered by the MECP, Environment Canada, and various other federal, provincial and local environmental, zoning, transportation, land use, health and safety agencies in Canada. Many of these agencies regularly examine our operations to monitor compliance with these laws and regulations and have the power to enforce compliance, obtain injunctions or impose civil or criminal penalties in case of non-compliance. On November 5, 2020, the MECP conducted two audits for two of our ECAs. The MECPs comments were received late December 2020. The audits resulted in the Company taking corrective action regarding sampling, testing and the removal of exceeding waste from the site during 2021. The Company has completed some of the corrective action and responded to the MECP and will continue with the remaining corrective action through 2021. The Company has accrued actual and estimated costs totaling $354,125 (C$450,885) in connection with the corrective action. In addition, the Company has accrued for deferred assets relating to machinery it anticipates purchasing in 2021, in the amount of $215,953 (C$274,959).

Because the primary mission of our business is to manage solid and liquid waste hauled to our organic waste processing and composting facility in an environmentally sound manner, our capital expenditures are related, either directly or indirectly, to environmental protection measures, including compliance with federal, provincial and local rules. There are costs associated with siting, design, permitting, operations, monitoring, site maintenance, corrective actions, financial assurance, and facility closure and post-closure obligations. With acquisition, development or expansion of a waste management or waste transfer station, we must often spend considerable time, effort and money to obtain or maintain required permits and approvals. There are no assurances that we will be able to obtain or maintain required governmental approvals. Once obtained, operating permits are subject to renewal, modification, suspension or revocation by the issuing agency. Compliance with current regulations and future requirements could require us to make significant capital and operating expenditures. However, most of these expenditures are made in the normal course of business and do not place us at any competitive disadvantage.

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

Federal, Provincial and Local Climate Change Initiatives

In light of regulatory and business developments related to concerns about climate change, we have identified a strategic business opportunity to provide our public and private sector customers with sustainable solutions to reduce their Greenhouse Gas ("GHG") emissions. As part of our on-going marketing evaluations, we assess customer demand for and opportunities to develop waste services offering verifiable carbon reductions, such as waste reduction, increased recycling, and conversion of biogas and discarded materials into electricity and fuel. We use carbon life cycle tools in evaluating potential new services and in establishing the value proposition that makes us attractive as an environmental service provider. We are active in support of public policies that encourage development and use of lower carbon energy and waste services that lower users' carbon footprints. We understand the importance of broad stakeholder engagement in these endeavors, and actively seek opportunities for public policy discussion on more sustainable materials management practices. In addition, we work with stakeholders at the federal and provincial level in support of legislation that encourages production and use of renewable, low-carbon fuels and electricity. Despite the past U.S. withdrawal from the Paris Climate Accords, we have seen no reduction in customer demand for services aligned with their GHG reduction goals and strategies. Ontario is part of the WCI led by the state of California and, if anything, California has doubled down on their GHG reduction goals. The states of Oregon and Washington are also considering joining the WCI that currently includes, amongst other states and provinces, California, Ontario and Quebec as members.

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

The COVID-19 Outbreak May Adversely Affect Our Business Operations and Financial Condition

In December 2019, an outbreak of a novel strain of coronavirus ("COVID-19") was reported. On March 11, 2020, the World Health Organization characterized COVID-19 as a pandemic.  Developments in this area continue daily at the local, provincial and national levels.  The Company has taking steps, consistent with directions from local, provincial and federal authorities, to mitigate known risks with the health and safety of its employees and customers as its first priority. The outbreak of COVID-19was declared a national emergency. Many provinces and municipalities in Canada, announced aggressive actions to reduce the spread of COVID-19, including limiting non-essential gatherings of people, ceasing all non-essential travel, ordering certain businesses and government agencies to cease non-essential operations at physical locations and issuing "social or physical distancing" orders, which direct individuals to remain at their places of residence (subject to limited exceptions). COVID-19 poses the risk that we or our employees, contractors, customers, government and third-party payors and others may be prevented from conducting business activities for an indefinite period of time, including due to spread of the disease within these groups or due to shutdowns that have been and may continue to be requested or mandated by governmental authorities.

The Company has acted on the aggressive emergency measures set in place by the provincial government and federal authorities, keeping in mind, firstly, the immediate health and safety of our employees and customers. Employees in the head office, located in Toronto, Ontario, Canada had been working remotely for some time or alternating their office time, ensuring there is no more than one employee present, ensuring they are social distancing and wearing protective face covering within the office and elsewhere outside the office, as per the measures set in place by provincial and local authorities. Employees at the site in Belleville, Ontario, Canada, have also been following the same procedures. The Company has prohibited face to face meetings and all meetings are now and for some time, being held by teleconference.

The Company is fortunate that its operations have not been forced to close as we're considered an essential service. In the early stages of COVID-19, the receipt of organic waste has increased, the likely impact of the requirement for the public to stay in their residences, unless they themselves are employed in an essential business or service. A broad, sustained outbreak of COVID-19 will negatively impact our results and financial condition for the following reasons: (i) a large percentage of our customers are municipalities and their limited operations have resulted in a delay in the collection of outstanding receivables in the early months of COVID-19, impacting our cash flows, including the use of cash (ii) members of the board, management or employee team, some of whom are particularly at-risk for the severe symptoms of COVID-19, or of our small number of other employees, may become ill or have family members who are ill and are absent as a result, or they may elect not to come to work due to the illness affecting others in our office or facility (iii) the outbreak may materially impact our operations for a sustained period of time due to the current travel bans and restrictions, quarantines, social or physical distancing orders and shutdowns.

The occurrence of any of the these noted events and potentially others, could have a material adverse effect on our business, financial condition and results of operations. The COVID-19 outbreak and mitigation measures have had and may continue to have an adverse impact on global economic conditions which could have an adverse effect on our business and financial condition. The extent to which the COVID-19 outbreak impacts our results will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of COVID-19 and the actions to contain its impact.

To date, there has been no material impact on the Company's workforce, operations, financial performance, liquidity, or supply chain as a result of COVID-19.  However, the ultimate duration and severity of COVID-19 or its effects on the economy, the capital and credit markets, or the Company's workforce, customers, and suppliers, as well as governmental and regulatory responses, are uncertain.

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

            In each year since our inception, we have incurred losses and have generated in total, since inception, only $4,278,002 in revenue. For the year ended December 31, 2020, net losses attributable to common stockholders aggregated $2,012,314 (2019-$2,895,185) and, at December 31, 2020, the Company's accumulated deficit was $13,468,794 (2019-$11,449,497). We expect to incur further losses in the development of our business. We cannot assure you that we can achieve profitable operations in any future period.

            Our independent registered public accounting firms' reports contains an explanatory paragraph that expresses substantial doubt as to our ability to continue as a going concern.

            Although our consolidated financial statements have been prepared assuming we will continue as a going concern, our current independent registered public accounting firm, in its report accompanying our consolidated financial statements as of and for the year ended December 31, 2020, expressed substantial doubt as to our ability to continue as a going concern as of December 31, 2020, as a result of our operating losses since inception, because the Company expects to incur further losses in the development of its business and the demand by our main creditor, PACE, to repay all remaining obligations by July 30, 2021. Similarly, our former independent registered public accounting firm in its report accompanying our consolidated financial statements for the year ended December 31, 2019, also expressed substantial doubt as to our ability to continue as a going concern as of December 31, 2019. The inclusion of a going concern explanatory paragraph may make it more difficult for us to secure additional financing or enter into strategic relationships on terms acceptable to us, if at all, and may materially and adversely affect the terms of any financing that we may obtain.

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

The operation of an organic waste processing and composting facility involves risks such as truck accidents, equipment defects, malfunctions and failures.

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

Additionally, as of December 31, 2020, we have $6,327,520 (C$8,056,430) (2019-$7,199,706; C$9,351,482) of debt that is exposed to changes in market interest rates within the next 12 months. In addition, as of December 31, 2020, we had a letter of credit outstanding of $217,423 (C$276,831) to the MECP. If interest rates increase, our interest expense would also increase, increasing our net losses and decreasing our cash flow.

As at December 31, 2020, and the date of this filing, the Company did not have any revolving credit facility to support cash flow requirements. In the event of a default under any of our credit facilities, term loans, obligations under capital lease, convertible promissory notes, mortgage payable and loans from related parties, we could be required to immediately repay such debt under default, which we may not be able to do. Additionally, any such default may cause a default under many of our other credit agreements and debt instruments. Without waivers from lenders party to those agreements, and/or the availability of other financing, either debt or equity, any such default would have a material adverse effect on our ability to continue to operate.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal executive office is in Toronto, Ontario, Canada. We lease this property from an Ontario company controlled by the CEO of the Company, who is also executive chairman, president and a director. This lease expired on December 31, 2019. The Company is currently on a month-to-month lease. Prior to the business acquisition of May 2019, we leased the land on which our organic waste processing and composting facility is situated, near Belleville, Ontario, Canada. This property is now owned by one of the Company's wholly-owned subsidiaries, and the Company does not expend funds to satisfy this lease, as the Company is now both the landlord and the tenant.

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

The Company received opposition to one of its trademarks and continues to respond to the opposing counsel's requests. The opposition will be heard by the trademark trial and review board.

The Company has three known claims against it, one filed, for unpaid legal fees, in the amount of $51,240 (C$65,241) and one for which the Company filed on September 24, 2020, against the former chief executive officer (the "Former CEO") and his company, Landfill Gas Canada Ltd. (“LFGC”), with a statement of claim which was defended and counterclaimed. The Company's claim relates to damages for breach of contract, non-performance of contractual duties, breach of fiduciary duty, misrepresentation and breach of a duty of fidelity in the amount of $785,400 (C$1,000,000).

On October 26, 2020, the Company received the statement of defense and counterclaim from the defendants noted above in response to the Company's statement of claim. The defendants are seeking $403,813 (C$514,150) in special damages and $392,700 (C$500,000) in punitive and exemplary damages. The Company filed its reply defense to counterclaim on November 13, 2020.

The plaintiffs by counterclaim filed their defense to counterclaim on November 23, 2020, denying all claims in the Company's reply and defense to counterclaim.

On November 26, 2020, the Company was served with a statement of claim from an individual, who is also a shareholder alleging fraud and misrepresentation in the amount of $117,810 (C$150,000) and claiming punitive damages of $39,270 (C$50,000). Also named in the claim is the CEO, 1684567 and corporations related to the CEO. The Company's defense and counterclaim was filed on December 11, 2020. The Company is seeking $196,350 (C$250,000) in special damages and $196,350 (C$250,000) in punitive and exemplary damages.

On March 23, 2020, the Company and BDO signed a settlement and mutual release agreement, with respect to the purchase of certain assets of Astoria through the court appointed receiver, BDO, on September 15, 2017. In exchange, BDO credited the Company for certain charges levied by the City of Belleville, Ontario, Canada, totaling $15,082 (C$19,589) and released the 529,970 shares of common stock issued to BDO in connection with the above noted purchase, for a net cash settlement of $7,699 (C$10,000).

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

There were no declared dividends in 2020 and since incorporation. Future decisions to pay cash dividends are at the discretion of our Board of Directors. It is our intention to retain any future profits for use in the development and expansion of our business and for general corporate purposes.

Unregistered Sales of Equity Securities and Use of Proceeds.

During the year ended December 31, 2020, the Company issued a total of 31,606,085 shares of Common Stock for non-cash proceeds, as follows:

• 1,000,000 common shares on the vesting of the 2019 stock award.

• 27,118,109 common shares on the conversion of unsecured convertible promissory note to equity.

• 3,184,992 common shares on the conversion of related party debt to equity.

• 302,984 common shares issued to directors and employees for services provided.

The securities above were offered and sold pursuant to an exemption from the registration requirements under Section 4(a)(2) of the Securities Act since, among other things, the transactions did not involve a public offering.

Item 6. Selected Financial Data.

	2020(a)	2019(a)	2018

Statement of Operations Data:
Operating revenues	$1,604,606	$1,384,193	$1,000,106
Other income	180,277	-	-
Income taxes recovery	139,877	-	-
Consolidated net loss	2,012,314	2,895,185	3,894,016
Consolidated comprehensive loss	2,156,733	3,024,150	3,826,750
Basic and diluted loss per common share	0.03	0.07	0.10
Balance Sheet Data:
Working capital deficit	$9,830,314	$8,203,742	$4,830,948
Total assets	5,758,303	5,707,343	3,719,907
Long-term debt and other debt including current portion	7,922,532	7,421,030	4,218,061
Total stockholders' deficiency	4,760,950	3,204,018	1,542,248

(a)	For more information see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This section includes a discussion of our results of operations for the years ended December 31, 2020 and 2019. This discussion may contain forward-looking statements that anticipate results based on management's plans that are subject to uncertainty. We discuss in more detail various factors that could cause actual results to differ materially from expectations in Item 1A. Risk Factors. The following discussion should be read considering those disclosures and together with the Consolidated Financial Statements and the notes thereto.

Overview

Our Company's goals are targeted at serving our customers, our employees, the environment, the communities in which we work and our stockholders. Increasingly, customers want more of their waste materials recovered, while waste streams are becoming more complex, and our aim is to address the current needs, while anticipating the expanding and evolving needs of our customers.

CONSOLIDATED RESULTS OF OPERATIONS - FOR THE YEAR ENDED DECEMBER 31, 2020 COMPARED TO THE YEAR ENDED DECEMBER 31, 2019

	2020	2019
Revenue	$1,604,606	$1,384,193

Cost of sales	1,524,240	1,153,340
Gross profit	80,366	230,853
Operating expenses
Management compensation-stock-based compensation	-	1,000,000
Management compensation-fees	205,924	291,682
Professional fees	382,238	308,580
Marketing	-	253,915
Interest expenses	1,151,877	587,219
Office and administration	236,852	258,081
Rent and occupancy	120,145	114,259
Insurance	68,932	67,366
Filing fees	46,096	38,318
Amortization of financing costs	153,566	248,305
Repairs and maintenance	11,207	9,644
Director compensation	37,619	(4,692)
Stock-based compensation	56,571	-
Foreign exchange (income)	(58,193)	(46,639)
Total operating expenses	2,412,834	3,126,038
Other Income	180,277	-
Income Taxes Recovery	139,877	-
Net loss	$(2,012,314)	$(2,895,185)

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

During the year, the Company generated $1,604,606 (2019-$1,384,193) of revenue from its organic composting facility and the garbage collection and landfill management services, an increase of $220,413 over the prior year.  The majority of the revenue from the organic composting facility relates to revenue from tipping fees charged for organic and other waste accepted at the facility and a lesser portion relating to the sale of organic compost processed at the facility. The Company also earned revenue from its new garbage collection and landfill management services of $205,257 (2019-$137,247), which it acquired effective May 24, 2019 on the purchase of 1684567.

In the operation of the organic composting facility, the Company processes the organic and other waste received and produces the end product, organic compost. The cost of producing the organic compost totaled $1,524,240 for the current year ended December 31, 2020 compared to $1,153,340 in the prior year ended December 31, 2019. The costs include equipment rental, deliver, fuel, repairs and maintenance, direct wages and benefits, depreciation, utilities and outside contractors. In addition, the Company calculated the inventory on hand at the end of the year for its organic compost to be $24,740.  The additional costs were directly related to the increased revenue and improvements in the processing of the waste materials, along with an estimate for the clean-up of certain waste as ordered by the MECP, significantly reducing the gross profit.

Operating expenses decreased by $713,204 from $3,126,038 for the year ended December 31, 2019 to $2,412,834 for the year ended December 31, 2020. The decrease was primarily the result of lower management compensation, marketing and amortization of financing fees offset by an increase in various expenses, noted below.

During the year, the Company incurred management compensation expense in the form of fees of $205,924 compared to $291,682 in the prior year ended December 31, 2019, a drop of $85,758, primarily due to the absence of fees for the Former CEO after his resignation on September 25, 2019. There was no management compensation related to stock-based compensation, as the remaining RSUs held by the CEO vested in 2019.

Professional fees increased by $73,658, from $308,580 in the prior year to $382,238 in the current year. Professional fees include audit and accounting fees, legal fees and consulting fees. The Company incurred costs on the 2019 business acquisition and the 2020 land purchase, an increase of $83,154 over the prior year and cost for defending legal claims during the year, an increase of $22,973, an increase in audit, accounting and consulting fees of $9,259, offset by lower legal fees for other services of $41,728.

During the year, the Company incurred interest expense of $1,151,877, an increase of $564,658 over the prior year amount of $587,219. During the year, the Company incurred additional interest on the unsecured convertible promissory notes in the amount of $428,707, as a result of penalties charged by the investors due to defaults including an increase in the annual interest rate from 12% to 24% and an increase in the interest incurred on the first mortgage of $131,191 which was outstanding for the whole year in 2020 versus approximately seven months in 2019 along with an increase in the principal balance from $2,001,740 at December 31, 2019 to $2,591,820 at December 31, 2020.  In addition, the Company incurred additional interest expense overall on a number of other interest-bearing obligations, including the advances, the obligations under capital lease and the related party loans, a net increase of $25,749. This was offset by a reduction in the interest incurred on the PACE debt, in the amount of $20,989.

Rent and occupancy expense increased insignificantly by $5,886.

Insurance expense increased insignificantly by $1,566.

Office and administration expenses decreased by $21,229 from $258,081 in the prior year to $236,852 in the current year. The reduced expenses are approximately as follows: website and internet costs $5,100, travel of $19,200, bank charges and interest of $4,800, interest and penalties of $1,600, donations of $6,200, offset by increased sampling costs of approximately $5,400, wages and benefits of $5,900 and automotive of $4,700.

Filing fees increased by $7,778, primarily due to the costs associated with the AGM and for costs related to the monthly cost of the annual OTCQB exchange listing fee.

During the year ended December 31, 2020, the Company recorded amortization of financing costs for the unsecured convertible promissory notes in the amount of $84,614 and for the first mortgage in the amount of $68,952, totaling $153,566. A significant portion of the financing fees for the unsecured convertible promissory notes were amortized in the prior year ($196,972) and the increase in the financing fees on the first mortgage resulted in an increase in the amortization compared to the prior year ($52,233).

Repairs and maintenance increased insignificantly by $1,563.

Director compensation increased by $42,311, from ($4,692) in the year ended December 31, 2019 to $37,619 in the year ended December 31, 2020. The 2020 director compensation relates to accrued fees of $34,757 (2019-($2,723)) for the two independent directors who were either not re-elected or who resigned during the year along with the fees for the chairman of the audit committee in the amount of $2,862 (2019-$3,015).

Stock-based compensation increased by $56,571 from a balance of $nil in the year ended December 31, 2019 to $56,571 in the year ended December 31, 2020. Stock-based compensation includes director compensation of $54,021 and employee compensation of $2,550.  The director stock-based compensation consists of the following: for those independent directors providing their services throughout the prior year, the Company recorded stock-based compensation totaling $16,715, based on the issuance of 20,000 common stock of the Company on December 31, 2020 to each of the five independent directors. This compensation was priced based on the trading price of the shares at the close of business on December 31, 2020; for those two independent directors providing services throughout 2020, a total of $37,306 which was paid through the issuance of a total of 187,844 common shares of the Company on December 31, 2020, priced based on a ten-day look-back of the trading price of the common stock on December 31, 2020.

The foreign exchange income increased by $11,554 from $46,639 in the prior year to $58,193 in the current year due to the strengthening Canadian dollar compared to the US dollar.

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

Stock-based compensation

The Company records compensation costs related to stock-based awards in accordance with ASC 718, Compensation-Stock Compensation, whereby the Company measures stock-based compensation cost at the grant date based on the estimated fair value of the award. Compensation cost is recognized on a straight-line basis over the requisite service period of the award. Where necessary, the Company utilizes the Black-Scholes option-pricing model to estimate the fair value of stock options granted, which requires the input of highly subjective assumptions including: the expected option life, the risk-free rate, the dividend yield, the volatility of the Company's stock price and an assumption for employee forfeitures. The risk-free rate is based on the U.S. Treasury bill rate at the date of the grant with maturity dates approximately equal to the expected term of the option. The Company has not historically issued any dividends and does not expect to in the near future. Changes in any of these subjective input assumptions can materially affect the fair value estimates and the resulting stock- based compensation recognized. The Company has not issued any stock options and has no stock options outstanding at December 31, 2020.

Indefinite Asset Impairments

The Company evaluates the intangible assets for impairment annually in the fourth quarter or when triggering events are identified and whether events and circumstances continue to support the indefinite useful life using Level 3 inputs.

Long-Lived Asset Impairments

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

Liquidity and Capital Resources

As at December 31, 2020, the Company had a cash balance of $6,457 (2019-$7,926) and current liabilities in the amount of $10,358,212 (2019-$8,911,361). As at December 31, 2020, the Company had a working capital deficit of $9,830,314 (2019-$8,203,742). The Company also has restricted cash which is held in trust in the amount of $nil (2019-$467,798). The Company does not currently have sufficient funds to satisfy the current debt obligations. Should the Company's creditors seek or demand payment, the Company does not have the resources to pay or satisfy any such claims currently. PACE has demanded the repayment of its remaining borrowings on or before July 30, 2021. The Company has been in discussions with a Canadian chartered bank and equity investors for new financing, which would also be used to repay PACE. As at December 31, 2020, the Company was in default on its unpaid unsecured convertible promissory notes. The remaining unsecured convertible promissory notes were repaid subsequent to December 31, 2020.

The Company's total assets at December 31, 2020 were $5,758,303 (2019-$5,707,343) and total current liabilities were $10,358,212 (2019-$8,911,361). Significant losses from operations have been incurred since inception and there is an accumulated deficit of $13,468,794 as of December 31, 2020 (2019-$11,449,497). Continuation as a going concern is dependent upon generating significant new revenue, generating external capital and securing new debt to repay PACE and to achieve profitable operations while maintaining current fixed expense levels.

To pay current debt obligations and to fund any future operations, the Company requires significant new funds, which the Company may not be able to obtain. In addition to the funds required to liquidate the $10,358,212 in current liabilities, the Company estimates that approximately $4,000,000 must be raised to fund capital requirements and general corporate expenses for the next 12 months.

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

Our exposure to market risk for changes in interest rates relates primarily to our financing activities. We have $6,327,520 (C$8,056,430) (2019-$7,199,706; C$9,351,482) of debt that is exposed to changes in market interest rates within the next 12 months. We currently estimate that a 100-basis point increase in the interest rates of our outstanding variable-rate debt obligations would increase our 2020 interest expense by approximately $63,300 (2019-$72,000).

Our remaining outstanding debt obligations have fixed interest rates through the scheduled maturity of the debt. The fair value of our fixed-rate debt obligations would not be expected to increase or decrease significantly if market interest rates change.

Credit Risk Exposure - is the risk of loss associated with a counterparty's inability to perform its payment obligations. As at December 31, 2020, the Company's credit risk is primarily attributable to cash and trade receivables.  As at December 31, 2020, the Company's cash was held with reputable Canadian chartered banks, a US banks and a credit union.

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

Summary of Cash and Debt Obligations

The following is a summary of our cash and debt balances as of December 31:

	2020	2019
Cash	$6,457	$7,926
Debt:
Current portion	$7,843,992	$7,421,030
Long-term portion	78,540	-
Total debt	$7,922,532	$7,421,030

We use long-term borrowings in addition to the cash we are able to generate from operations as part of our overall financial strategy to support and grow our business. The components of our borrowings as of December 31, 2020 are described in notes 12, 13, 14, 15 and 16 to the Consolidated Financial Statements.

Changes in our outstanding debt balances from December 31, 2019 to December 31, 2020 were primarily attributable to (i) increase in net debt borrowings of $501,502 and (ii) the impacts of other non-cash changes in our debt balances due to foreign currency translation.

Refer to Security Purchase Agreements, Financing Agreements with PACE and Other financings noted above for details.

Summary of Cash Flow Activity

The following is a summary of our cash flows for the years ended December 31:

	2020	2019
Net cash used in operating activities (a)	$(483,587)	$(769,664)
Net cash used in investing activities (b)	$(379,526)	$(1,692,764)
Net cash provided by financing activities (c)	$376,553	$2,955,731

(a)	Net Cash Used in Operating Activities - The most significant items affecting the comparison of our operating cash flows in 2020 as compared with 2019 are summarized below:

Decrease in Net Loss - Our loss from operations, excluding depreciation and amortization, decreased by $884,058 in 2020, principally driven by lower management compensation and marketing costs offset by higher interest expense, professional fees, directors' compensation and stock-based compensation.

Changes in Assets and Liabilities -Our net cash used in operating activities was impacted by changes in assets and liabilities.

(b)	Net Cash Used in Investing Activities - The Company purchased long-lived assets in 2020 in the amount of $358,964, net and intangible assets in the amount of $20,637.

(c)	Net Cash Provided by Financing Activities - The most significant items affecting the comparison of our financing cash flows for the periods presented are summarized below:

Debt Borrowings (Repayments) - In the current year, the Company incurred new debt borrowings of $3,330,066 and used cash of $374,335 to repay a portion of these new borrowing and those from prior years.

Refer to Notes 12, 13, 14, 15 and 16 to the Consolidated Financial Statements for additional information related to our various borrowings.

Summary of Contractual Obligations and Commitments

            The following table summarizes our contractual obligations as of December 31, 20209 and the anticipated effect of these obligations on our liquidity in future years:

	2021	2022	2023	2024	2025	Thereafter	Total
Contractual Obligations:

Long-term debt, obligations under capital lease and other debt(a)	$6,906,879	$140,874	$60,929	$63,152	$5,444	$-	$7,177,278
Consulting agreements	358,142	376,992	-	-	-	-	735,134
Truck and trailer financing (b)	63,621	43,368	43,368	43,368	14,456	-	208,181
Purchase of certain assets (c)	1,806,420	-	1,570,800	-	-	-	3,377,220
Premises lease-Toronto office (d)	65,974	-	-	-	-	-	65,974
Road maintenance obligation (e)	7,854	7,854	7,854	7,854	7,854	-	39,270
Anticipated liquidity impact as of December 31, 2020	$9,208,890	$569,088	$1,682,951	$114,374	$27,754	$-	$11,603,057

(a)	These amounts represent the scheduled principal payments related to the Company's long-term debt, obligations under capital lease, excluding interest and other debt.

Refer to notes 12, 13, 14 and 15 to the consolidated financial statements for additional information on our advances, long-term debt, obligations under capital lease and convertible promissory notes.

(b)	Truck and trailer financing

(c)	Purchase of certain assets (refer to subsequent events (note 24 (h)), to the consolidated financial statements.

(d)

The Toronto office premises lease is on a month-to-month basis. The amount for the full twelve months in 2021 is noted. Refer to Note 20 to the Consolidated Financial Statements for additional information on our commitments.

(e)	The road maintenance obligation is invoiced annually by the City of Belleville, Ontario, Canada in the amount of $7,854 (C$10,000) and expires September 30, 2025.

Off-Balance Sheet Arrangements

            We have no off-balance sheet arrangements.

Going Concern

The consolidated financial statements have been prepared in accordance with US GAAP, which assumes that the Company will be able to meet its obligations and continue its operations for the next twelve months.

As at December 31, 2020, the Company had a working capital deficit of $9,830,314 (2019-$8,203,742), incurred a net loss of $2,012,314 (2019-$2,895,185) for the year and had an accumulated deficit of $13,468,794 (December 31, 2019-$11,449,497) and expects to incur further losses in the development of its business.

On March 31, 2020, PACE and the Company reached an agreement for the repayment of the outstanding amounts owing to PACE. One of the credit facilities, in the amount of $34,391 (C$48,788), was repaid in full on April 3, 2020 and the remaining credit facilities and the corporate term loan were to be repaid on or before September 30, 2020. On November 12, 2020, PACE and the Company reached a new agreement to repay the remaining credit facilities and corporate term loan on or before January 29, 2021. As part of the agreement, the Company is to bring all the amounts owing to PACE current, and prepay to January 2021, the regular monthly principal and interest payments. Subsequently, on February 18, 2021, PACE and the Company reached a new agreement to repay all amounts owing to PACE on or before July 30, 2021. Management continues discussions with equity investors and a Canadian chartered bank to re-finance its remaining obligations to PACE and repay other creditors.

The Company has defaulted on the convertible promissory notes (see note 15). As a result, the advances (see note 11), the amounts owing to PACE (see note 13) and the obligations under capital lease (see note 14), are also in default.

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

Beginning in March 2020 the Governments of Canada and Ontario, as well as foreign governments, instituted emergency measures as a result of COVID-19. The virus has had a major impact on Canadian and international securities and currency markets and consumer activity which may impact the Company's financial position, its results of operations and its cash flows significantly. The situation is constantly evolving, however, the extent to which the COVID-19 outbreak will impact businesses and the economy is highly uncertain and cannot be predicted. Accordingly, the Company cannot predict the extent to which its financial position, results of operations and cash flows will be affected in the future.

These consolidated financial statements do not include any adjustments to reflect the potential effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result if the Company was unable to continue as a going concern. Such adjustments could be material.

Recent Adopted Accounting Pronouncements

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

On January 1, 2019, the Company adopted ASU") No. 2016-02, Leases ("ASU 2016-02") which is also known as Accounting Standard Codification ("ASC") Topic 842, that requires lessees to recognize a right-of-use asset and a lease obligation for all operating leases in their balance sheets. Expenses are recognized in the consolidated statements of operations and comprehensive loss in a manner similar to previous accounting guidance. Lessor accounting under the ASU 2016-02 is substantially unchanged and is not relevant to the Company. The Company adopted ASU 2016-02 using a prospective transition approach, which applies the provisions of ASU 2016-02 at the effective date without adjusting the comparative periods presented, with certain practical expedients available to ease the burden of adoption.

The Company elected the following practical expedients upon adoption: not to reassess whether any expired or existing contracts are or contain leases, not to reassess the lease classification for any expired or existing leases, not to reassess initial direct costs for any existing leases, not to separately identify lease and non-lease components (i.e., maintenance costs) except for fleet vehicles and real estate, and not to evaluate historical land easements under the new guidance. Additionally, the Company elected the short-term lease exemption policy, applying the requirements of ASU 2016-02 to long-term leases (leases greater than 1 year) for which it only had one.

Adoption of ASU 2016-02 resulted in $217,755 (C$297,074) of additional right-of-use lease asset and lease liability as of January 1, 2019. ASU 2016-02 did not have a significant impact on the consolidated statements of operations and comprehensive loss. Effective May 24, 2019, the Company acquired 1684567, the landlord relating to the additional right-of-use lease asset and as such, no longer has a right-of-use asset and lease liability on its consolidated balance sheets.

In June 2018, the Financial Accounting Standards Board (the "FASB"), issued an accounting pronouncement (FASB ASU No. 2018-07) to expand the scope of ASC Topic 718, Compensation-Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. The pronouncement is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Company adopted this pronouncement on January 1, 2019 and such adoption did not have a significant impact on the Company's consolidated financial statements.

Recently Accounting Pronouncements

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
Years Ended December 31, 2020 and 2019

(Expressed in United States Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of SusGlobal Energy Corp.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SusGlobal Energy Corp. (the "Company") as of December 31, 2019, and the related consolidated statements of operations and comprehensive loss, stockholders' deficiency, and cash flows for the year ended December 31, 2019 and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2019 and the consolidated results of its operations and its cash flows for the year ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for  our opinion.

SF Partnership, LLP

SF Partnership, LLP

We have served as the Company's auditors since 2014.

Toronto, Canada April 7, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of SusGlobal Energy Corp.:

Opinion

We have audited the accompanying consolidated balance sheet of SusGlobal Energy Corp. (the “Company”), as of December 31, 2020, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ deficiency and cash flows for the year then ended, and the related notes and schedules (collectively referred to as the consolidated financial statements).

In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2020, and the results of its consolidated operations and its consolidated cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Material Uncertainty Related to Going Concern

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

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Chartered Professional Accountants
Licensed Public Accountants

April 15, 2021
Toronto, Canada

We have served as the Company auditors since 2020.

SusGlobal Energy Corp.
Consolidated Balance Sheets
As at December 31, 2020 and 2019
(Expressed in United States Dollars)

	2020	2019

ASSETS
Current Assets
Cash	$6,457	$7,926
Restricted cash-funds held in trust (note 8)	-	467,798
Trade receivables	182,871	121,276
Government remittances receivable	3,746	38,578
Other receivables	-	20,624
Inventory	24,740	5,389
Prepaid expenses and deposits	94,131	46,028
Deferred assets (note 10)	215,953	-
Total Current Assets	527,898	707,619

Intangible Assets (note 9)	188,180	237,271

Long-lived Assets, net (note 10)	5,042,225	4,762,453
Total Assets	$5,758,303	$5,707,343
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
Accounts payable (note 11)	$1,073,454	$958,313
Government remittances payable	229,358	35,187
Accrued liabilities (notes 11, 13 and 15)	1,206,618	487,592
Advances (note 12)	15,460	3,255
Deferred revenue	4,790	9,239
Current portion of long-term debt (note 13)	6,327,520	5,793,677
Current portion of obligations under capital lease (note 14)	375,140	218,069
Convertible promissory notes (note 15)	1,092,100	1,406,029
Loan payable to related party (note 16)	33,772	-
Total Current Liabilities	10,358,212	8,911,361
Long-term debt (note 13)	78,540	-
Deferred tax liability (note 19)	82,501	-
Total Long-term Liabilities	161,041	-
Total Liabilities	10,519,253	8,911,361
Stockholders' Deficiency
Preferred stock, $.0001 par value, 10,000,000 authorized, none issued and outstanding
Common stock, $.0001 par value, 150,000,000 authorized, 82,860,619 (2019- 51,784,504) shares issued and outstanding (note 17)	8,288	5,180
Additional paid-in capital	9,045,187	7,450,091
Shares to be issued	8,580	-
Stock compensation reserve	-	1,000,000
Accumulated deficit	(13,468,794)	(11,449,497)
Accumulated other comprehensive loss	(354,211)	(209,792)

Total stockholders' deficiency	(4,760,950)	(3,204,018)

Total Liabilities and Stockholders' Deficiency	$5,758,303	$5,707,343
Going concern (note 2)
Commitments (note 20)

The accompanying notes are an integral part of these consolidated financial statements.

SusGlobal Energy Corp.
Consolidated Statements of Operations and Comprehensive Loss
For the years ended December 31, 2020 and 2019
(Expressed in United States Dollars)

	2020	2019

Revenue	$1,604,606	$1,384,193

Cost of Sales
Opening inventory	5,389	18,550
Depreciation	504,838	407,127
Direct wages and benefits	328,586	258,936
Equipment rental, delivery, fuel and repairs and maintenance	612,112	323,606
Utilities	88,505	124,281
Outside contractors	9,550	26,229
	1,548,980	1,158,729
Less: closing inventory	(24,740)	(5,389)
Total cost of sales	1,524,240	1,153,340

Gross profit	80,366	230,853

Operating expenses
Management compensation-stock- based compensation (notes 11 and 17)	-	1,000,000
Management compensation-fees (note 11)	205,924	291,682
Professional fees	382,238	308,580
Marketing	-	253,915
Interest expense (notes 11, 12, 13, 14, 15, 16, 17)	1,151,877	587,219
Office and administration	236,852	258,081
Rent and occupancy (note 11)	120,145	114,259
Insurance	68,932	67,366
Filing fees	46,096	38,318
Amortization of financing costs	153,566	248,305
Repairs and maintenance	11,207	9,644
Director compensation (recovery) (notes 11 and 17)	37,619	(4,692)
Stock-based compensation (noted 11 and 17)	56,571	-
Foreign exchange (income)	(58,193)	(46,639)
Total operating expenses	2,412,834	3,126,038

Net Loss Before Other Income (Loss)	(2,332,468)	(2,895,185)
Other Income (note 18)	180,277	-
Net Loss Before Income Taxes	(2,152,191)	(2,895,185)
Income Taxes Recovery (note 19)	139,877	-
Net Loss	(2,012,314)	(2,895,185)
Other comprehensive loss
Foreign exchange loss	(144,419)	(128,965)

Comprehensive loss	$(2,156,733)	$(3,024,150)

Net loss per share-basic and diluted	$(0.03)	$(0.07)

Weighted average number of common shares outstanding- basic and diluted	67,820,781	43,934,530

The accompanying notes are an integral part of these consolidated financial statements.

SusGlobal Energy Corp.
Consolidated Statements of Changes in Stockholders' Deficiency
For the years ended December 31, 2020 and 2019
(Expressed in United States Dollars)

			Additional					Accumulated
	Number of	Common	Paid-	Share	s	Stock	Accumulated	Other	Total
	Shares	Shares	in Capital	to be		Compensation	Deficit	Comprehensive
				Issued		Reserve		Loss
Balance - December 31, 2018	40,299,531	$4,031	$5,754,260	$4,600		$1,330,000	$(8,554,312)	$(80,827)	$(1,542,248)
Shares issued for proceeds previously received	5,000	1	4,599	(4,600)		-	-	-	-
Shares issued on vesting of 2018 stock award	2,000,000	200	1,329,800	-		(1,330,000)	-	-	-
Shares issued for professional services	100,000	10	52,990	-		-	-	-	53,000
Share issued to directors	80,000	8	39,192	-		-	-	-	39,200
Shares issued to employees	10,000	1	399						400
Stock compensation expensed on vesting of stock awards	-	-	-	-		1,000,000	-	-	1,000,000
Shares issued on conversion of debt to equity	9,289,973	929	268,851	-		-	-	-	269,780
Other comprehensive loss	-	-	-	-		-	-	(128,965)	(128,965)
Net loss	-	-	-	-		-	(2,895,185)	-	(2,895,185)
Balance-December 31, 2019	51,784,504	$5,180	$7,450,091	$-		$1,000,000	$(11,449,497)	$(209,792)	$(3,204,018)
Balance-December 31, 2019	51,784,504	$5,180	$7,450,091	$-		$1,000,000	$(11,449,497)	$(209,792)	$(3,204,018)
Shares issued on vesting of 2019 stock awards	1,000,000	100	999,900	-		(1,000,000)	-	-	-
Share cancellation	(529,970)	(53)					(6,983)		(7,036)
Shares issued on related party debt to equity	3,184,992	318	353,661	-		-	-	-	353,979
Shares issued to directors-for 2019 compensation	100,00	10	21,390	-		-	-	-	21,400
Shares issued to directors-for 2020 compensation	187,984	19	39,251						39,270
Shares issued to employees	15,000	2	2,548						2,550
Shares issued on conversion of debt to equity	27,118,109	2,712	178,346	-		-	-	-	181,058
Conversion of debt to equity on shares yet to be issued	-	-	-	8,580		-	-	-	8,580
Other comprehensive loss	-	-	-	-		-	-	(144,419)	(144,419)
Net loss							(2,012,314)		(2,012,314)
Balance-December 31, 2020	82,860,619	$8,288	$9,045,187	$8,580		$-	$(13,468,794)	$(354,211)	$(4,760,950)

The accompanying notes are an integral part of these consolidated financial statements.

SusGlobal Energy Corp.
Consolidated Statements of Cash Flows
For the years ended December 31, 2020 and 2019
(Expressed in United States Dollars)

	2020	2019
Cash flows from operating activities
Net loss Adjustments for:	$(2,012,314)	$(2,895,185)
Deferred taxes recovery	(120,918)	-
Land option expired	59,688	-
Depreciation	509,951	414,129
Amortization of intangible asset	7,618	1.396
Amortization of operating right-of-use asset	-	6,118
Amortization of financing fees	153,566	248,305
Impairment loss on intangibles	80,169	-
Non-cash interest expense on conversion of debt	(21,350)	-
Penalties on convertible promissory notes	197,821	-
Gain on forgiveness of convertible promissory notes and accrued interest	(320,134)	-
Loss on disposal of long-lived asset	112	-
Non-cash professional fees on conversion of debt	5,633	6,010
Stock-based compensation	57,020	1,039,600
Shares issued for professional services	-	53,000
Change in business combination consideration	88,107	-
Changes in non-cash working capital:
Trade receivables	(56,193)	20,635
Government remittances receivable	33,827	(28,312)
Other receivables	12,832	(20,190)
Inventory	(18,279)	13,798
Prepaid expenses and deposits	(44,816)	(21,233)
Accounts payable	91,052	566,159)
Government remittances payable	183,783	(11,170)
Accrued liabilities	633,640	(171,768)
Deferred revenue	(4,402)	9,044
Net cash used in operating activities	(483,587)	(769,664)
Cash flows from investing activities
Business acquisition (i)	-	(1,468,227)
Purchase of intangible assets	(20,637)	(11,666)
Proceeds on disposal of long-lived assets	75	-
Purchase of long-lived assets	(358,964)	(212,871)
Net cash used in investing activities	(379,526)	(1,692,764)
Cash flows from financing activities
Advances	82,593	30,148
Repayments of advances	(71,062)	(26,962)
Advances of long-term debt	545,568	1,841,343
Repayment of long-term debt	(143,584)	(54,858)
Repayments of obligations under capital lease	(145,678)	(83,380)
Advances on convertible promissory notes (ii)	-	1,458,575
Repayment of convertible promissory notes (ii)	(263,000)	-
Repayments of operating lease liability	-	(1,867)
Advances of loans payable to related parties (iii)	411,473	-
Repayments of loans payable to related parties (iii)	(48,337)	(207,268)
Subscription payable proceeds (net of shares issue costs)	8,580	-
Net cash provided by financing activities	376,553	2,955,731
Effect of exchange rate on cash	17,293	(60,290)
(Decrease) increase in cash	(469,267)	433,013
Cash-beginning of year	7,926	42,711
Restricted cash, beginning of year	467,798
Cash and restricted cash -end of year	$6,457	$475,724
Cash-end of year	6,457	7,926
Restricted cash-end of year	-	467,798
Cash and restricted cash-end of year	$6,457	$475,724
Supplemental Cash Flow Disclosures:
Interest paid	$677,774	$413,165
Income taxes paid	-	-

(i)	Refer to notes 7 and 13, business acquisition and long-term debt, for details on the non-cash purchase of certain long-lived assets.
(ii)	Refer to note 15, convertible promissory notes, for the issuance of capital stock on the conversion of debt.
(iii)	Refer to note 16, loans payable to related parties for the issuance of capital stock on the conversion of debt.

The accompanying notes are an integral part of these consolidated financial statements.

SusGlobal Energy Corp.

Notes to the Consolidated Financial Statements

December 31, 2020 and 2019

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

These consolidated financial statements of SusGlobal and its wholly-owned subsidiaries, SusGlobal Energy Canada Corp.("SECC"), SusGlobal Energy Canada I Ltd. ("SGECI"), SusGlobal Energy Belleville Ltd. ("SEBL") and 1684567 Ontario Inc. ("1684567") (together, the "Company"), have been prepared following generally accepted accounting principles in the United States ("US GAAP") for annual financial information and the Securities Exchange Commission ("SEC") instructions to Form 10-K and Article 8 of SEC Regulation S-X, and are expressed in United States Dollars. The Company's functional currency is the Canadian Dollar ("C$"). In the opinion of management, all adjustments necessary for a fair presentation have been included.

2. Going Concern

The consolidated financial statements have been prepared in accordance with US GAAP, which assumes that the Company will be able to meet its obligations and continue its operations for the next twelve months.

As at December 31, 2020, the Company had a working capital deficit of $9,830,314 (2019-$8,203,742), incurred a net loss of $2,012,314 (2019-$2,895,185) for the year and had an accumulated deficit of $13,468,794 (December 31, 2019-$11,449,497) and expects to incur further losses in the development of its business.

SusGlobal Energy Corp.

Notes to the Consolidated Financial Statements

December 31, 2020 and 2019

(Expressed in United States Dollars)

2. Going Concern, (continued)

On March 31, 2020, Pace Savings & Credit Union Limited ("PACE") and the Company reached an agreement for the repayment of the outstanding amounts owing to PACE. One of the credit facilities, in the amount of $34,391 (C$48,788), was repaid in full on April 3, 2020 and the remaining credit facilities and the corporate term loan were to be repaid on or before September 30, 2020. On November 12, 2020, PACE and the Company reached a new agreement to repay the remaining credit facilities and corporate term loan on or before January 29, 2021. As part of the agreement, the Company is to bring all the amounts owing to PACE current, and prepay to January 2021, the regular monthly principal and interest payments. Subsequently, on February 18, 2021, PACE and the Company reached a new agreement to repay all amounts owing to PACE on or before July 30, 2021. Management continues discussions with equity investors and a Canadian chartered bank to re-finance its remaining obligations to PACE and repay other creditors.

The Company has defaulted on the convertible promissory notes (see note 15). As a result, the advances (see note 11), the amounts owing to PACE (see note 13) and the obligations under capital lease (see note 14), are also in default.

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

Beginning in March 2020 the Governments of Canada and Ontario, as well as foreign governments, instituted emergency measures as a result of the novel strain of coronavirus ("COVID-19). The virus has had a major impact on Canadian and international securities and currency markets and consumer activity which may impact the Company's financial position, its results of operations and its cash flows significantly. The situation is constantly evolving, however, the extent to which the COVID-19 outbreak will impact businesses and the economy is highly uncertain and cannot be predicted. Accordingly, the Company cannot predict the extent to which its financial position, results of operations and cash flows will be affected in the future.

These consolidated financial statements do not include any adjustments to reflect the potential effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result if the Company was unable to continue as a going concern. Such adjustments could be material.

3. Recently Adopted Accounting Pronouncements

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

SusGlobal Energy Corp.

Notes to the Consolidated Financial Statements

December 31, 2020 and 2019

(Expressed in United States Dollars)

3. Recently Adopted Accounting Pronouncements, (continued)

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

On January 1, 2019, the Company adopted ASU") No. 2016-02, Leases ("ASU 2016-02") which is also known as Accounting Standard Codification ("ASC") Topic 842, that requires lessees to recognize a right-of-use asset and a lease obligation for all operating leases in their balance sheets. Expenses are recognized in the consolidated statements of operations and comprehensive loss in a manner similar to previous accounting guidance. Lessor accounting under the ASU 2016-02 is substantially unchanged and is not relevant to the Company. The Company adopted ASU 2016-02 using a prospective transition approach, which applies the provisions of ASU 2016-02 at the effective date without adjusting the comparative periods presented, with certain practical expedients available to ease the burden of adoption.

The Company elected the following practical expedients upon adoption: not to reassess whether any expired or existing contracts are or contain leases, not to reassess the lease classification for any expired or existing leases, not to reassess initial direct costs for any existing leases, not to separately identify lease and non-lease components (i.e., maintenance costs) except for fleet vehicles and real estate, and not to evaluate historical land easements under the new guidance. Additionally, the Company elected the short-term lease exemption policy, applying the requirements of ASU 2016-02 to long-term leases (leases greater than 1 year) for which it only had one.

Adoption of ASU 2016-02 resulted in $217,755 (C$297,074) of additional right-of-use lease asset and lease liability as of January 1, 2019. ASU 2016-02 did not have a significant impact on the consolidated statements of operations and comprehensive loss. Effective May 24, 2019, the Company acquired 1684567, the landlord relating to the additional right-of-use lease asset and as such, no longer has a right-of-use asset and lease liability on its consolidated balance sheets.

In June 2018, the Financial Accounting Standards Board (the "FASB"), issued an accounting pronouncement (FASB ASU No. 2018-07) to expand the scope of ASC Topic 718, Compensation-Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. The pronouncement is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Company adopted this pronouncement on January 1, 2019 and such adoption did not have a significant impact on the Company's consolidated financial statements.

4. Significant Accounting Policies

a)      Principles of consolidation

The consolidated financial statements include the accounts of SusGlobal and its wholly-owned subsidiaries, SECC, incorporated on December 14, 2015, SECIL, incorporated on December 15, 2015, SEBL, incorporated on July 27, 2017 and 1684567, acquired effective May 24, 2019. All significant inter-company balances and transactions have been eliminated on consolidation.

SusGlobal Energy Corp.

Notes to the Consolidated Financial Statements

December 31, 2020 and 2019

(Expressed in United States Dollars)

4. Significant Accounting Policies, (continued)

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

Business acquisitions are accounted for using the acquisition method whereby acquired assets and liabilities are recorded at fair value as at the date of acquisition with the excess of the purchase consideration over such value being recorded as goodwill and allocated to reporting units ("RUs"). If the fair value of the net assets acquired exceeds the purchase consideration, the difference is recognized immediately as a gain in the consolidated statements of operations. Acquisition related costs are expensed in the period in which they are incurred, except for the cost of debt or equity instruments issued in relation to the acquisition which is included in the carrying amount of the related instrument. Certain fair values may be estimated at the acquisition date pending confirmation or completion of the valuation process. Where provisional values are used in accounting for a business combination, they are adjusted retrospectively in subsequent periods. However, the measurement period will not exceed one year from the acquisition date. If the assets acquired are not a business, the transaction is accounted for as an asset acquisition.

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

SusGlobal Energy Corp.

Notes to the Consolidated Financial Statements

December 31, 2020 and 2019

(Expressed in United States Dollars)

4. Significant Accounting Policies, (continued)

d)      Cash

Cash consist of deposits held in financial institutions.

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

SusGlobal Energy Corp.

Notes to the Consolidated Financial Statements

December 31, 2020 and 2019

(Expressed in United States Dollars)

4. Significant Accounting Policies, (continued)

The carrying amounts of the Company's financial instruments, such as cash, restricted cash-funds held in trust, trade receivables, other receivables, accounts payable, accrued liabilities and deferred revenue approximates fair value due to the short-term nature of these instruments. The carrying amount of the advance, long-term term debt, obligations under capital lease, convertible promissory notes, mortgage payable and loans payable to related parties also approximates fair value due to their market interest rate.

g)      Inventory

Inventory, which consists of screened organic compost, is stated at the lower of cost and net realizable value. Cost is represented by production cost, which includes equipment rental, delivery, fuel and repairs and maintenance, direct wages and benefits, outside contractors, utilities and manufacturing overhead. Inventory quantities on hand are reviewed on a weekly basis and typically there is no need to record provisions for excess or obsolete inventory as the inventory has a long shelf life. The inventory is stored outdoors and accumulated in piles.

h)      Intangible assets

Intangible assets included a technology license, which was stated at cost less accumulated amortization and was amortized on a straight-line basis over the useful life which was the contract term of five years plus the renewal option of five years and customer lists, which are stated at cost less accumulated amortization and are amortized on a straight-line basis over the useful lives of the customer contracts, which ranged between forty-five and sixty-six months. Intangible assets also include environmental compliance approvals and trademarks, which are stated at cost, have indefinite useful lives and are not amortized until their useful lives are determined to be no longer indefinite. The Company evaluates the intangible assets for impairment annually in the fourth quarter or when triggering events are identified and whether events and circumstances continue to support the indefinite useful life. For the year ended December 31, 2020, an impairment adjustment of $4,564 (C$6,117) was recorded and included under other income (loss) in the consolidated statements of operations and comprehensive loss. Refer also to note 18, other income.

i)      Goodwill

Goodwill arising on an acquisition of a business represents the excess of the purchase price over the fair value of the net identifiable assets of the acquired business. Goodwill is carried at cost as established at the date of acquisition of the acquired business less accumulated impairment losses, if any. Management assesses goodwill impairment annually in the fourth quarter or more frequently if events or changes in circumstances indicate that it might be impaired by comparing its carrying value to the fair value of the acquired business. For the year ended December 31, 2020, an impairment adjustment of $75,605 (C$101,334) was recorded and included under other income in the consolidated statements of operations and comprehensive loss. Refer also to note 18, other income.

SusGlobal Energy Corp.

Notes to the Consolidated Financial Statements

December 31, 2020 and 2019

(Expressed in United States Dollars)

4. Significant Accounting Policies, (continued)

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

k)      Impairment of long-lived assets

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

SusGlobal Energy Corp.

Notes to the Consolidated Financial Statements

December 31, 2020 and 2019

(Expressed in United States Dollars)

4. Significant Accounting Policies, (continued)

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

q)      Stock-based compensation

The Company records compensation costs related to stock-based awards in accordance with ASC 718, Compensation-Stock Compensation, whereby the Company measures stock-based compensation cost at the grant date based on the estimated fair value of the award. Compensation cost is recognized on a straight-line basis over the requisite service period of the award. Where necessary, the Company utilizes the Black-Scholes option-pricing model to estimate the fair value of stock options granted, which requires the input of highly subjective assumptions including: the expected option life, the risk-free rate, the dividend yield, the volatility of the Company's stock price and an assumption for employee forfeitures. The risk-free rate is based on the U.S. Treasury bill rate at the date of the grant with maturity dates approximately equal to the expected term of the option. The Company has not historically issued any dividends and does not expect to in the near future. Changes in any of these subjective input assumptions can materially affect the fair value estimates and the resulting stock- based compensation recognized. The Company has not issued any stock options and has no stock options outstanding at December 31, 2020.

SusGlobal Energy Corp.

Notes to the Consolidated Financial Statements

December 31, 2020 and 2019

(Expressed in United States Dollars)

4. Significant Accounting Policies, (continued)

r)      Comprehensive Loss

The Company accounts for comprehensive loss in accordance with ASC 220, "Comprehensive Income," which establishes standards for reporting and presentation of comprehensive loss and its components. Comprehensive loss is presented in the consolidated statements of stockholders' deficiency and consists of net loss and foreign currency translation adjustments.

s)      Foreign currency translation

The functional currency of the Company is the Canadian dollar (the "C$"). Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities are translated using the historical rate on the date of the transaction. All exchange gains or losses arising from translation of these foreign currency transactions are included in net income (loss) for the year. In translating the financial statements of the Company's Canadian subsidiaries from their functional currency into the Company's reporting currency of United States dollars ("$"), balance sheet accounts are translated using the closing exchange rate in effect at the balance sheet date and income and expense accounts are translated using an average exchange rate prevailing during the reporting period. Adjustments resulting from the translation, if any, are included in cumulative other comprehensive income (loss) in stockholders' deficiency. The Company has not, to the date of these consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

SusGlobal Energy Corp.

Notes to the Consolidated Financial Statements

December 31, 2020 and 2019

(Expressed in United States Dollars)

6. Financial Instruments

The carrying value of cash, funds held in trust, trade and other receivables, accounts payable, accrued liabilities and deferred revenue approximated their fair values as of December 31, 2020 and 2019 due to their short-term nature. The carrying value of the advance, long-term debt, obligations under capital lease, convertible promissory notes, and loans payable to related parties approximated their fair values due to their market interest rates.

Interest, Credit and Concentration Risk

Interest rate risk is the risk borne by an interest-bearing asset or liability as a result of fluctuations in interest rates. Financial assets and financial liabilities with variable interest rates expose the Company to cash flow interest rate risk.

In the opinion of management, the Company is exposed to significant interest rate risk on the current portion of its long-term debt of $6,327,520 (C$8,056,430) (2019-$7,199,706; C$9,351,482).

Credit risk is the risk of loss associated with a counterparty's inability to perform its payment obligations. As at December 31, 2020, the Company's credit risk is primarily attributable to cash and trade receivables.  As at December 31, 2020, the Company's cash was held with reputable Canadian chartered banks, a United States bank and a credit union.

With regards to credit risk with customers, the customers' credit evaluation is reviewed by management and account monitoring procedures are used to minimize the risk of loss. The Company believes that no additional credit risk beyond amounts provided for by the allowance for doubtful accounts are inherent in accounts receivable. As at December 31, 2020, the allowance for doubtful accounts was $nil (C$nil) (2019-$730; C$948).

As at December 31, 2020, the Company is exposed to concentration risk as it had five customers (2019-six customers) which represented 96% (2019-90%) of trade receivables. The Company had certain customers whose revenue individually represented 10% or more of the Company's total revenue. These customers accounted for 72% (43%, 15% and 14%) (2019-68%; 35%, 19% and 14%) of total revenue.

SusGlobal Energy Corp.

Notes to the Consolidated Financial Statements

December 31, 2020 and 2019

(Expressed in United States Dollars)

6. Financial Instruments, (continued)

Liquidity Risk

Liquidity risk is the risk that the Company is unable to meet its obligations as they fall due. The Company takes steps to ensure it has sufficient working capital and available sources of financing to meet future cash requirements for capital programs and operations. The Company is in discussions with a Canadian chartered bank to repay its obligations to PACE and to other creditors. Refer also to going concern, note 2.

The Company actively monitors its liquidity to ensure that its cash flows and working capital are adequate to support its financial obligations and the Company's capital programs. In order to continue operations, the Company will need to raise capital, repay PACE for all of its outstanding obligation and complete the refinancing of its real property and organic composting facility. There is no assurance of funding being available or available on acceptable terms. Realization values may be substantially different from carrying values as shown. Refer also to note 2, going concern.

Currency Risk

Although the Company's functional currency is the C$, the Company incurs a portion of its expenses in United States Dollars. Consequently, certain assets and liabilities are exposed to foreign currency fluctuations. As at December 31, 2020, $527,847 (2019-$258,403) of the Company's net monetary liabilities were denominated in United States dollars. The Company has not entered into any hedging transactions to reduce the exposure to currency risk.

7. Business Acquisition

Effective May 24, 2019, the Company purchased all the issued and outstanding shares of 1684567. The acquisition was accounted for as a business combination using the acquisition method of accounting. The purchase price paid in the acquisition has been allocated to record the assets acquired and liabilities assumed based on their estimated fair value.

When determining the fair values of assets acquired and liabilities assumed, management made significant estimates. The transaction closed on May 28, 2019. The purchase consideration consisted of cash from working capital of $121,845 (C$163,836) and cash from a third-party mortgage obtained in the amount of $1,258,273 (C$1,691,910), net of financing fees of $80,387 (C$108,090). The total purchase price includes the original offer of $1,314,304 (C$1,767,250) and reimbursement of vendor's expense of $65,814 (C$88,496).

The allocation of the purchase price which was finalized in 2020, is as follows:

Purchase consideration
Cash (C$1,855,746)	$1,380,118
Assets acquired
Accounts receivable (C$7,573)	5,632
Land (C$1,898,000)	1,411,543
Automotive equipment and machinery (C$16,525)	12,290
Customer list (C$30,400)	22,608
Land option (C$80,000)	59,496
1,511,569

SusGlobal Energy Corp.

Notes to the Consolidated Financial Statements

December 31, 2020 and 2019

(Expressed in United States Dollars)

7. Business Acquisition, (continued)

Liabilities assumed
Accounts payable (C$10,977)	8,164
Deferred tax liability (C$267,109)	198,649
206,813
Net assets acquired (C$1,974,218)	$1,468,225
Goodwill (C$101,334)	$75,362

Included in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2019, is revenue of $137,247 (C$182,098) and expenses of $217,620 (C$288,735) since the date of acquisition. From January 1, 2019 and immediately prior to the date of acquisition 1684567 generated revenue of $82,437 (C$109,376) and incurred expenses of $73,685 (C$97,764).

During the year ended December 31, 2020, the Company expensed previously capitalized acquisition costs in the amount of $86,864 (C$118,472). The land option in the amount of $59,496 (C$80,000) expired six months after the business acquisition and as a result, has been expensed in the consolidated statements of operations and comprehensive loss. In addition, the company determined that the deferred tax liability recognized on the business acquisition would be recovered through the application of certain tax strategies. As a result, the recovery of the deferred tax liability is recorded in the consolidated statements of operations and comprehensive loss under income taxes recovery.

8. Restricted Cash-Funds Held in Trust

The funds which were held in trust were required to satisfy certain outstanding payments to PACE, including the repayment in full of one of the credit facilities in the amount of $34,391 (C$48,788) and to bring the remaining outstanding PACE amounts current. The funds which were held in trust were provided to PACE on April 3, 2020.

9. Intangible Assets

	2020	2019
Technology license-$nil (net of accumulated amortization of $nil (2019- $1,070, net of accumulated amortization of $931))	$-	$1,070
Customer lists-limited life-C$13,763 (2019-C$8,617) (net of accumulated amortization of $9,078 (C$11,559) (2019-$1,222; C$1,588))	10,809	6,634
Trademarks-indefinite life-C$43,135 (2019-C$15,477)	33,878	11,916
Environmental compliance approvals-indefinite life- C$182,700 (2019-C$282,700)	143,493	217,651
	$188,180	$237,271

On May 6, 2015, the Company acquired an exclusive technology license from Syngas SDN BHD ("Syngas"), a Malaysian company, to use Syngas intellectual property within North America for a period of five years for $1 consideration, renewable every five years upon written request. Syngas manufactures equipment that produces liquid transportation fuel from plastic waste material. The Company issued 20,000 common shares of the Company to an introducing party, determined to be valued at $2,000.

During the year ended December 31, 2020, amortization of $200 (2019-$200) was recorded.

SusGlobal Energy Corp.

Notes to the Consolidated Financial Statements

December 31, 2020 and 2019

(Expressed in United States Dollars)

9. Intangible Assets, (continued)

In addition, on December 31, 2020, the Company recorded an impairment loss of $775, as management was unsuccessful in renewing the technology license with the new owners of Syngas. Refer to note 18, other income.

For year ended December 31, 2020, the Company incurred fees to register various trademarks in the United States and Canada, in the amount $21,723 (C$27,658) (2019-$11,916; C$15,477). The Company received opposition to one of its trademarks and continues to respond to the opposing counsel's requests. The opposition will be heard by the trademark trial and review board.

On September 15, 2017, the Company acquired the environmental compliance approvals, having an indefinite life, on the purchase of certain assets from BDO Canada Limited ("BDO") under an asset purchase agreement (the "APA"). Effective May 24, 2019, the Company acquired customer lists of $22,608 (C$30,400) relating to certain municipal contracts. These customer lists are being amortized over terms ranging from forty-five to sixty-six months. During the year ended December 31, 2020, amortization of $7,439 (C$9,971) (2019-$1,197; C$1,588).

Further, effective May 24, 2019, the Company recorded goodwill on the business acquisition of 1684567, representing the excess of the consideration paid over and the fair value of the net assets acquired. On December 31, 2020, the Company recorded an impairment loss on the customer lists of $3,789 (C$5,079) and on goodwill in the amount of $75,605 (C$101,334), disclosed under note 18, other income in the consolidated statements of operations and comprehensive loss.

10. Long-lived Assets, net

		2020		2019
	Cost	Accumulated	Net book value	Net book value
		depreciation
Land	$1,655,623	$-	$1,655,623	$1,425,002
Composting buildings	2,427,365	461,406	1,965,959	1,965,690
Gore cover system	1,109,114	337,492	771,622	869,864
Driveway and paving	364,033	95,862	268,171	291,427
Machinery and equipment	177,899	78,672	99,227	22,270
Equipment under capital lease	731,207	462,091	269,116	167,578
Office trailer	9,425	7,898	1,527	4,268
Vacuum trailer	5,891	2,651	3,240	4,908
Computer equipment	6,941	6,556	385	1,862
Computer software	7,226	7,226	-	-
Automotive equipment	9,055	4,301	4,754	7,863
Signage	4,198	1,597	2,601	1,721
	$6,507,977	$1,465,752	$5,042,225	$4,762,453

Included above are the long-lived assets acquired on the business acquisition described under note 7.

SusGlobal Energy Corp.

Notes to the Consolidated Financial Statements

December 31, 2020 and 2019

(Expressed in United States Dollars)

10. Long-lived Assets, net, (continued)

Depreciation is disclosed in cost of sales in the amount of $504,838 (C$676,636) (2019-$407,127; C$540,171) and in office and administration in the amount of $5,112 (C$6,852) (2019-$7,001; C$9,288), in the consolidated statements of operations and comprehensive loss.

In addition, under deferred assets in the consolidated balance sheets is an accrual in the amount of $215,953 for certain long-lived assets not received by December 31, 2020.

11. Related Party Transactions

During the year, the Company incurred $134,298 (C$180,000) (2019-$135,666; C$180,000) in management fees expense with Travellers International Inc. ("Travellers"), an Ontario company controlled by a director, executive chairman, president and chief executive officer of the Company (the "CEO"); $nil (C$nil) (2019-$101,750; C$135,000) in management fees expense with Landfill Gas Canada Ltd. ("LFGC"), an Ontario company controlled by a former director and former chief executive officer of the Company (the "Former CEO"); $71,626 (C$96,000) (2019-$54,266; C$72,000) in management fees expense with the Company's chief financial officer (the "CFO").  As at December 31, 2020, unpaid remuneration and unpaid expenses in the amount of $396,160 (C$504,405) (2019-$324,303; C$421,227) is included in accounts payable and $nil (C$nil) (2019-$12,318; C$16,000) is included in accrued liabilities.

On September 25, 2019, the Former CEO resigned as a director and ceased providing his services as chief executive officer.

In addition, during the year, the Company incurred interest expense of $6,096 (C$8,171) (2019-$4,504; C$5,975) on the outstanding loans from Travellers and $nil (C$nil) (2019-$3,717; C$4,932) on the outstanding loans from the directors. As at December 31, 2020, interest of $nil (C$nil) (December 31, 2019-$nil; C$nil) on these loans is included in accrued liabilities.

During the year, the Company incurred $75,331 (C$100,967) (2019-$67,568; C$89,649) in rent paid under a rental agreement to Haute Inc. ("Haute"), an Ontario company controlled by the CEO.

For those independent directors providing their services throughout the prior year, the Company recorded stock-based compensation totaling $16,715, based on the issuance of 20,000 common shares of the Company on December 31, 2020 to each of the five independent directors. This compensation was priced based on the trading price of the shares at the close of business on December 31, 2020. The 2020 director compensation of $18,653 (C$25,000) to each independent director who held the position on December 31, 2020 (two in total), was paid through the issuance of 93,922 common shares of the Company to each, on December 31, 2020. This compensation, disclosed as stock-based compensation was priced based on the trading price of the common shares on the average of a ten-day look-back, at the close of business on December 31, 2020. In addition, the 2020 director compensation of $34,757 (C$46,585) for the two independent directors who were either not re-elected or who resigned during the year is included in accrued liabilities at December 31, 2020. In addition, also included in director compensation is the audit committee chairman's fees, in the amount of $2,862 (C$3,836) (2019 $3,015; C$4,000). As at December 31, 2020, outstanding director compensation of $2,663 (C$3,390) (2019-$3,480; C$4,520) is included in accounts payable and $37,244 (C$47,421) (2019-$3,650; C$4,647) is included in accrued liabilities.

SusGlobal Energy Corp.

Notes to the Consolidated Financial Statements

December 31, 2020 and 2019

(Expressed in United States Dollars)

11. Related Party Transactions, (continued)

During the year ended December 31, 2020, the Company issued 5,000 common shares to each of three employees totaling $2,550.

On January 10, 2020, the CEO exchanged 1,000,000 restricted stock units ("RSUs") into 1,000,000 common shares of the Company, after having met certain performance objectives under his consulting agreement and the Company recognized compensation expense of $1,000,000 on the vesting of these 2019 RSUs, in the prior year. These last remaining RSUs represented the final 1,000,000 RSU tranche, granted to the CEO on May 18, 2018.

At the time, 3,000,000 RSUs were granted to the CEO, determined to be valued at $3,000,000, based on private placement pricing at the time. In the prior year, on April 8, 2019, the CEO exchanged 1,000,000 RSUs into 1,000,000 common shares of the Company, after having met certain performance objectives under his consulting agreement. In addition, in the prior year, on April 2, 2019, the Former CEO exchanged 1,000,000 RSU into 1,000,000 common shares of the Company, after having met certain performance objectives under his consulting agreement.

12. Advances

On August 4, 2020, the Company received an advance in the amount of $86,944 (C$110,700) from a private lender. The advance is repayable weekly at an amount of $4,821 (C$6,138) until repaid. Transaction related expenses in connection with this advance totaled $3,345 (C$4,483) and are included in office and administration in the consolidated statements of operations and comprehensive loss. The advance is guaranteed by the CEO. As a result of the defaults on the convertible promissory notes, this advance is also in default. The advance was repaid in full on January 26, 2021.

As a result of the defaults on the convertible promissory notes (see note 15), this advance was also in default. See also subsequent events, notes 24(d) and 24(e), subsequent events.

In the prior year, on July 29, 2019, the Company received an advance in the amount of $30,796 (C$40,000) from a private lender. The advance was repayable at an amount of $376 (C$488) every business day until repaid in full on January 15, 2020. Transaction related expenses in connection with this advance totaled $4,221 (C$5,600) and included as interest expense in the consolidated statements of operations and comprehensive loss. The advance was guaranteed by the CEO.

For the year ended December 31, 2020, interest expense of $30,222 (C$40,507) (2019-$11,636; C$15,438) was paid on these advances.

13. Long-Term Debt

	Credit	Credit	Credit	Corporate	Mortgage	Canada Emergency
	Facility	Facility	Facility	Term Loan	Payable	Business Account	2020 Total	2019 Total
	(a)	(b)	(c)	(d)	(e)	(f)
Long-Term Debt	$765,137	$427,869	$-	$2,592,947	$2,541,567	$78,540	$6,406,060	$5,793,677
Current portion	(765,137)	(427,869)	-	(2,592,947)	(2,541,567)	-	$(6,327,520)	(5,793,677)
Long-term portion	$-	$-	$-	$-	$-	$78,540	$78,540	$-

SusGlobal Energy Corp.

Notes to the Consolidated Financial Statements

December 31, 2020 and 2019

(Expressed in United States Dollars)

13. Long-Term Debt, (continued)

On March 31, 2020, PACE and the Company reached an agreement with respect to the repayment of the outstanding balances owing to PACE ((a), (b) and (d) above). One of the credit facilities, in the amount of $34,391 (C$48,788), was repaid in full on April 3, 2020, as noted below and the remaining credit facilities and the corporate term loan are now due on or before July 30, 2021. On April 3, 2020, the Company provided PACE with funds, held in trust on March 31, 2020, to bring the remaining credit facilities and the corporate term loan current. In addition, the letter of credit the Company has with PACE in favor of the Ministry of the Environment, Conservation and Parks (the "MECP"), was renewed to September 30, 2020 and will remain in effect to September 30, 2021, unless terminated by PACE. On April 3, 2020, the shares previously pledged as security to PACE, were released and are currently held as security for the personal guarantee from the CEO and charge against the Haute leased premises. Further, refer to note 24(i), subsequent events, describing an extension of the debt repayments with PACE to July 30, 2021. This long-term debt is considered to be in default as a result of defaults on the convertible promissory notes (see note 15). Refer also to note 2, going concern and notes 24(d) and 24(e), subsequent events.

(a) The credit facility bears interest at the PACE base rate of 7.00% plus 1.25% per annum, currently 8.25%, is payable in monthly blended installments of principal and interest of $6,883 (C$8,764) and matures on September 2, 2022. The first and only advance on this credit facility received on February 2, 2017, in the amount of $1,256,640 (C$1,600,000), is secured by a business loan general security agreement, a $1,256,640 (C$1,600,000) personal guarantee from the CEO and a charge against the Haute leased premises. Also pledged as security are the shares of the wholly-owned subsidiaries, and a limited recourse guarantee against each of these parties. As noted above, the pledged shares were delivered by PACE and are currently held as security for the personal guarantee from the CEO and charge against the Haute leased premises. The credit facility is fully open for prepayment at any time without notice or bonus.

(b) The credit facility advanced on June 15, 2017, in the amount of $471,240 (C$600,000), bears interest at the PACE base of 7.00% plus 1.25% per annum, currently 8.25%, is payable in monthly blended installments of principal and interest of $3,849 (C$4,901), and matures on September 2, 2022. The credit facility is secured by a variable rate business loan agreement on the same terms, conditions and security as noted above.

(c) The credit facility advanced on August 4, 2017, in the amount of $38,495 (C$50,000), bears interest at the PACE base rate of 7.00% plus 1.25% per annum, currently 8.25%. The credit facility is due on demand, but until a demand is made, is payable in monthly blended installments of principal and interest of $329 ($427 CAD), and matures on September 4, 2022. The credit facility is secured by a variable rate business loan agreement on the same terms, conditions and security as noted above.

(d) The corporate term loan advanced on September 13, 2017, in the amount of $2,924,945 (C$3,724,147), bears interest at the PACE base rate of 7.00% plus 1.25% per annum, currently 8.25%, is payable in monthly blended installments of principal and interest of $23,335 (C$29,711), and matures September 13, 2022. The corporate term loan is secured by a business loan general security agreement representing a floating charge over the assets and undertakings of the Company, a first priority charge under a registered debenture and a lien registered under the Personal Property Security Act in the amount of $3,142,368 (C$4,000,978) against the assets including inventory, accounts receivable and equipment. The corporate term loan also included an assignment of existing contracts included in the APA.

For the year ended December 31, 2020, $302,758 (C$405,788) (2019-$313,182; C$415,525) in interest was incurred on the PACE long-term debt. As at December 31, 2020 $18,319 (C$23,325) (2019-$124,926; C$162,263) in accrued interest is included in accrued liabilities in the consolidated balance sheets.

SusGlobal Energy Corp.

Notes to the Consolidated Financial Statements

December 31, 2020 and 2019

(Expressed in United States Dollars)

13. Long-Term Debt, (continued)

(e)

The Company obtained a 1st. mortgage provided by private lenders to finance the acquisition of the shares of 1684567 and to provide funds for additional financing needs, received in three tranches totaling $2,591,820 (C$3,300,000) (2019-$2,001,740; C$2,600,000). The 1st. mortgage is repayable interest only on a monthly basis at an annual rate of the higher of the Royal Bank of Canada's prime rate plus 6.05% per annum (currently 8.50%) and 10% per annum with a maturity date of December 1, 2021. The mortgage payable is secured by the shares held of 1684567, a first mortgage on the land described in note 10, long-lived assets, in the consolidated balance sheets with a carrying value of $1,655,623 (C$2,108,000), a general assignment of rents, and a fire insurance policy. Financing fees on the mortgage totaled $177,266 (C$225,702).  As at December 31, 2020, $36,215 (C$46,110) (2019-$8,138; C$10,570) of accrued interest is included in accrued liabilities in the consolidated balance sheets. In addition, as at December 31, 2020, there is $50,253 (C$63,984) (2019-$67,464; C$87,627) of unamortized finance fees included in long-term debt in the consolidated balance sheets.

For the year ended December 31, 2020, $214,853 (C$287,968) (2019-$83,662; C$111,002) in interest was incurred on the mortgage payable and included in the consolidated statements of operations and comprehensive loss.

(f)

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

For the year ended December 31, 2020, the Company received a total of $78,540 (C$100,000) under this program, from its Canadian chartered bank.

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

14. Obligations under Capital Lease

				2020	2019
	(a)	(b)	(c)	Total	Total
Obligations under Capital Lease	$61,645	$68,473	$245,022	$375,140	$218,069
Less: current portion	(61,645)	(68,473)	(245,022)	(375,140)	(218,069)
Long-term portion	$-	$-	$-	$-	$-

SusGlobal Energy Corp.

Notes to the Consolidated Financial Statements

December 31, 2020 and 2019

(Expressed in United States Dollars)

14. Obligations under Capital Lease, (continued)

As a result of the defaults on the convertible promissory notes (see note 15), these obligations under capital lease are also in default. The lessor may demand full repayment of these obligations under capital lease. As a result, the obligations under capital lease have been presented as current liabilities. The original terms of the obligations under capital lease are noted below under paragraphs (a), (b) and (c). Refer also to note 2, going concern and notes 24(d) and 24(e), subsequent events

(a)	The lease agreement for certain equipment for the Company's organic waste processing and composting facility at a cost of $225,135 (C$286,650), is payable in monthly blended installments of principal and interest of $4,587 (C$5,840), plus applicable harmonized sales taxes and an option to purchase the equipment for a final payment of $22,462 (C$28,600), plus applicable harmonized sales taxes on October 31, 2021. The lease agreement bears interest at the rate of 5.982% annually, compounded monthly, due September 30, 2021.

(b)	The lease agreement for certain equipment for the Company's organic composting facility at a cost of $194,347 (C$247,450), is payable in monthly blended installments of principal and interest of $4,020 (C$5,118), plus applicable harmonized sales taxes for a period of forty-six months plus the first two monthly blended installments of $7,854 (C$10,000) plus applicable harmonized sales taxes and an option to purchase the equipment for a final payment of $ 19,384 (C$24,680) plus applicable harmonized sales taxes on February 27, 2022. The leasing agreement bears interest at the rate of 6.15% annually, compounded monthly, due January 27, 2022.

(c)

The lease agreement for certain equipment for the Company's organic waste processing and composting facility at a cost of $306,031 (C$389,650), is payable in monthly blended installments of principal and interest of $5,382 (C$6,852), plus applicable harmonized sales taxes for a period of fifty-nine months plus an initial deposit of $15,276 (C$19,450) plus applicable harmonized sales taxes and an option to purchase the equipment for a final payment of a nominal amount of $79 (C$100) plus applicable harmonized sales taxes on February 27, 2025. The leasing agreement bears interest at the rate of 3.59% annually, compounded monthly, due January 27, 2025.

The lease liabilities are secured by the equipment under capital lease as described in note 10.

Minimum lease payments are as follows:

In the year ending December 31, 2021	$176,564
In the year ending December 31, 2022	87,986
In the year ending December 31, 2023	64,583
In the year ending December 31, 2024	64,583
In the year ending December 31, 2025	5,460
399,176
Less: imputed interest	(24,036)
Total	$375,140

For the year ended December 31, 2020, $18,090 (C$24,246) (2019-$16,021; C$21,257) in interest was charged.

SusGlobal Energy Corp.

Notes to the Consolidated Financial Statements

December 31, 2020 and 2019

(Expressed in United States Dollars)

15. Convertible Promissory Notes

		2020	2019

(a)	Convertible promissory notes-January 28, 2019 (net of unamortized financing costs of $nil (2019- $1,918))	$-	$176,964
(b)	Convertible promissory notes-March 7 and March 8, 2019 (net of unamortized financing costs of $nil (2019- $25,625))	491,500	724,375
(c)	Convertible promissory note-May 23, 2019 (net of unamortized financing costs of $nil (2019-$17,924))	242,000	217,076
(d)	Convertible promissory note-July 19, 2019 (net of unamortized financing costs of $nil (2019-$17,411))	187,000	152,589
(e)	Convertible promissory note-October 17, 2019 (net of accumulated financing costs of $1,193 (2019-$20,975)	171,600	135,025
		$1,092,100	$1,406,029

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

Since the January 2019 Investor Notes were not repaid by their January 28, 2020 maturity date, they are in default and the outstanding balance (principal plus accrued interest) of each of the January 2019 Investor Notes was increased by 50% and increased by a further $15,000 (together the "Default Amounts") along with the interest rate increasing from 12% to 24% annually. The January 2019 Investors had the option to require the Company to immediately issue, in lieu of the Default Amount, the number of shares of common stock of the Company equal to the Default Amount divided by the conversion price then in effect.

SusGlobal Energy Corp.

Notes to the Consolidated Financial Statements

December 31, 2020 and 2019

(Expressed in United States Dollars)

15. Convertible Promissory Notes, (continued)

During the year ended December 31, 2020, the January 2019 Investors converted a total of $61,925 (2019-$158,618) of their January 2019 Investor Notes. And, in December of 2020, the two remaining January 2019 Investors, agreed to accept payments totaling $98,000 from the Company representing payment in full of all obligations due and owing under the January 2019 Investor Notes. This resulted in a gain on forgiveness of debt of $200,151, including accrued interest of $77,753 disclosed under other income (loss) in the consolidated statements of operations and comprehensive loss.

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

Since the March 2019 Investor Notes were not repaid by their March 7, 2020 and March 8, 2020 maturity dates, they are also in default resulting in the outstanding balance (principal plus accrued interest) increasing by 10% and the interest rate on the 2019 March Investor Notes increasing from 12% to 24% annually.

SusGlobal Energy Corp.

Notes to the Consolidated Financial Statements

December 31, 2020 and 2019

(Expressed in United States Dollars)

15. Convertible Promissory Notes, (continued)

During the year ended December 31, 2020, the March 2019 Investors converted a total of $91,802 (2019-$75,000) of their March 2019 Investor Notes.

In addition, on December 24, 2020, one of the two March 2019 Investors accepted a payment of $165,000 representing payment in full of all obligations due and owing under their March 2019 Investor Note. This resulted in a gain on forgiveness of debt of $119,983, including accrued interest of $68,085, disclosed under other income (loss) in the consolidated statements of operations and comprehensive loss.

Refer to note 24(d), subsequent events, for details on the arrangement to satisfy in full all of the obligations due and owing on the remaining March 2019 Investor Notes.

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

As a result of the January 2019 Investor Notes and the March 2019 Investor Notes not having been repaid by their respective due dates, this default resulted in the principal balance of the May 2019 Investor Note increasing by 10% and the interest rate on the May 2019 Investor Note increasing from 12% to 24% annually.

During the year ended December 31, 2020, the May 2019 Investor converted a total of $15,000 (2019-$15,000) of his May 2019 Note.

Refer to note 24(e), subsequent events, for details on the arrangement to satisfy in full all of the obligations due and owing to the May 2019 Investor.

SusGlobal Energy Corp.

Notes to the Consolidated Financial Statements

December 31, 2020 and 2019

(Expressed in United States Dollars)

15. Convertible Promissory Notes, (continued)

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

As a result of the January 2019 Investor Notes, the March 2019 Investor Notes and the May 2019 Investor Note not having been repaid by their respective due dates, these defaults resulted in the principal balance of the July 2019 Investor Note increasing by 10% and the interest rate on the July 2019 Investor Note increasing from 12% to 24% annually.

Refer to note 24(e), subsequent events, for details on the arrangement to satisfy in full all of the obligations due and owing to the July 2019 Investor.

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

SusGlobal Energy Corp.

Notes to the Consolidated Financial Statements

December 31, 2020 and 2019

(Expressed in United States Dollars)

15. Convertible Promissory Notes, (continued)

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

As a result of the notes under paragraphs (a), (b), (c) and (d) above not having been repaid by their respective due dates, these defaults resulted in the principal balance of the October 2019 Investor Note increasing by 10% and the interest rate on the October 2019 Investor Note increasing from 12% to 24% annually.

Refer to note 24(e), subsequent events, for details on the arrangement to satisfy in full all of the obligations due and owing to the October 2019 Investor.

On issuance, the convertible promissory notes described above, were able to be prepaid until 180 days from their applicable effective date with the following penalties: (i) if any of the convertible promissory notes are prepaid within sixty (60) days following their applicable effective date, then the prepayment premium shall be 125% of the face amount plus any accrued interest; (ii) if any of the convertible promissory notes are prepaid during the period beginning on the date which is sixty-one (61) days following their applicable effective date, and ending on the date which is ninety (90) days following their applicable effective date, then the prepayment premium shall be 135% of the face amount plus any accrued interest; (iii) if any of the convertible promissory notes are prepaid during the period beginning on the date which is ninety-one (91) days following their applicable effective date, and ending on the date which is one hundred eighty (180) days following their applicable effective date, then the prepayment premium shall be 145% of the face amount plus any accrued interest. Such prepayment redemptions must be closed and funded within three days of giving notice of prepayment or the right to prepay shall be forfeited.

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

The convertible promissory notes described above contained certain representations, warranties, covenants and events of default including if the Company is delinquent in its periodic report filings with the Securities and Exchange Commission which would increase the amount of the principal and interest rates under the convertible promissory notes in the event of such defaults. In the event of a default, at the option of the applicable investor and in their sole discretion, the applicable investor may consider any of their convertible promissory notes immediately due and payable.

SusGlobal Energy Corp.

Notes to the Consolidated Financial Statements

December 31, 2020 and 2019

(Expressed in United States Dollars)

15. Convertible Promissory Notes, (continued)

For the year ended December 31, 2020, the Company recorded interest and Default Amounts of $562,562 (2019-$142,963). As at December 31, 2020, $316,048 (2019-$142,963) of accrued interest is included in accrued liabilities in the consolidated balance sheets. In addition, during the year ended December 31, 2020, $15,277 2019-$15,162) of accrued interest was converted.

16. Loans Payable to Related Party

	2020	2019

Director	$33,772	$-

Loan payable to a director, who is also the CEO is in the amount of $33,772 (C$43,000) (2019-$nil; C$nil), is due on demand and is unsecured.

During the year, Travellers loaned the company $433,147 (C$551,499) and converted a portion of the unpaid balance, $348,010 (C$443,099) of these loans and accrued interest of $6,399 (C$8,171), into 3,184,992 common shares of the Company.

For the year ended December 31, 2020, $6,096 (C$8,171) (2019-$8,220; C$10,907) in interest expense was charged on the loans payable to related party.

17. Capital Stock

As at December 31, 2020, the Company had 150,000,000 common shares authorized with a par value of $.0001 per share and 82,860,619 (2019-51,784,504) common shares issued and outstanding.

During the year ended December 31, 2020, the convertible promissory note holders converted a total of $181,058 (2019-$269,780) of their convertible notes, including accrued interest and related costs of $20,910 (2019-$21,162) for 27,118,109 (2019-9,289,973) common shares. The share conversion prices ranged from $0.0036 to $0.0176 per share (2019- $0.0176 to $0.0910 per share). On December 31, 2020, the Company issued 287,984 (2019-80,000 common shares) in the amount $60,670 (2019-$39,200) to certain independent directors for their 2019 and 2020 services. In addition, the Company issued 15,000 common shares (2019-10,000 common shares) to employees in the amount of $2,550 (2019-$400) and 3,184,992 common shares on the conversion of loans payable to related party.

The Company canceled the 529,970 shares previously held by BDO Canada Limited, whose shares were returned to the Company on April 1, 2020, in the amount of $7,036. Further, on January 10, 2020, the CEO's remaining RSUs were exchanged into 1,000,000 common shares of the company (2019-1,000,000 common shares to the CEO and 1,000,000 common shares to the Former CEO). In addition, on December 21, 2020, the Company received a notice of conversion from one of the January 2019 Investors in the amount of $7,830 plus legal fees of $750. The 400,000 common shares on this conversion were issued on January 4, 2021.

During the prior year ending December 31, 2019, the Company issued 5,000 common shares in regards to the $4,600 cash received from a private placement prior to December 31, 2019 net of share issue costs of $400. On January 21, 2019, the Company issued 100,000 common shares for professional services in the amount of $53,000, based on the closing trading price on the day immediately prior to issuance and on April 2, 2019, the Company issued 80,000 common shares to directors of the Company as compensation for their 2018 services, in the amount of $39,200, based on the closing trading price on the day immediately prior to issuance.

SusGlobal Energy Corp.

Notes to the Consolidated Financial Statements

December 31, 2020 and 2019

(Expressed in United States Dollars)

17. Capital Stock, (continued)

The services provided by directors are disclosed under directors' compensation in the consolidated statements of operations and comprehensive loss.

18. Other Income

	2020	2019
(a) Gain on forgiveness of convertible promissory notes	$320,134	$-
(b) Impairment loss on goodwill	(75,605)	-
(c) Land option expired	(59,688)	-
(d) Impairment loss on customer lists	(3,789)	-
(e) Impairment loss on technology license	(775)	-
	$180,277	$-

(a) On December 16, 21 and 24 of 2020, three of the Company's convertible promissory note holders accepted payments totaling $263,000 from the Company representing payment in full of all obligations due and owing under the January 2019 Investor Notes and one of the March 2019 Investor Notes. This resulted in a gain on forgiveness of convertible promissory notes of $320,134, including accrued interest of $145,838.

(b) During the fourth quarter, the Company recorded an impairment loss for its goodwill of $75,605 (C$101,334).

(c) During the year ended December 31, 2020, the Company recorded a loss on the expiry of its land option in connection with the business acquisition of 1684567 in the amount of $59,688 (C$80,000).

(d) During the fourth quarter, the Company recorded an impairment loss for its customer lists in the amount of $3,789 (C$5,079).

(e) During the fourth quarter, the Company recorded an impairment loss for its technology license in the amount of $775 (C$1,039).

19. Income Taxes

The Company's income tax provision has been calculated as follows:

	2020	2019
Loss before income taxes	$(2,152,191)	$(2,895,185)
Expected income tax recovery at the statutory rate of 21% (2019-21%)	(451,960)	(607,989)
Foreign tax rate differences	(70,382)	(159,235)
Prior year adjustments	357,108	-
Foreign exchange effect on deferred tax assets and other	(81,931)	(162,119)
Permanent differences	49,467	286,520
Change in valuation allowance	57,829	642,823
Provision for income taxes	$(139,877)	$-

SusGlobal Energy Corp.

Notes to the Consolidated Financial Statements

December 31, 2020 and 2019

(Expressed in United States Dollars)

19. Income Taxes, (continued)

The Company's income tax provision is allocated as follows:

Current Tax expense (recovery)	(18,959)	-
Deferred Tax expense (recovery)	(120,918)	-
	$(139,877)	$-

Deferred tax assets and liabilities

The tax effects of temporary differences that give rise to significant components of the deferred income tax assets and deferred income tax liabilities are presented below:

	2020	2019
Net operating loss carry forwards	$2,004,869	$1,818,035
Financing costs	69,632	194,874
Depreciable and amortizable assets	(206,230)	(210,805)
Land	(182,407)	-
Reserves	35,591	-
Unrealized foreign exchange loss	55,977	-
Total gross deferred income tax assets	1,777,432	1,802,104
Less: valuation allowance	(1,859,933)	(1,802,104)
Total deferred income tax assets	$(82,501)	$-

Movement in deferred income tax liabilities:	2020	2019
Balance at the beginning of the year	$-	$-
Recognized in profit/loss	120,918	-
Recognized in OCI	(4,769)	-
Recognized in goodwill	(198,649)	-
Balance at the end of the year	$(82,501)	$-

As at December 31, 2020 and 2019, the valuation allowance was due to the history of losses generated. The valuation allowance is reviewed periodically and if the assessment of the more likely than not criteria changes, the valuation allowance is adjusted accordingly.

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company computes tax asset benefits for net operating losses ("NOL") carried forward.

The Company has US NOL available for carryforward of $2,356,209 (2019-$1,109,013) which can be carried forward indefinitely and Canadian NOL available for carryforward of $5,698,358 (C$7,255,358) (2019-$5,751,498; C$7,470,448) which expire in the years 2036 through 2040.

In addition, the Company has capital losses carried forward totaling $109,955 (C$139,999). These losses can be carried forward indefinitely.

Also, the Company was assessed certain penalties from the internal revenue service in the amount of $30,000, for which the Company has requested relief.

SusGlobal Energy Corp.

Notes to the Consolidated Financial Statements

December 31, 2020 and 2019

(Expressed in United States Dollars)

20. Commitments

(a)  A renewed consulting agreement came into effect on January 1, 2021 for a period of twenty-four months, for the CEO. The monthly fee is $23,562 (C$30,000) for 2021 and $31,416 (C$40,000) for 2022. The CEO was also granted 2,000,000 common shares of the Company, 1,000,000 which were issued on January 4, 2021 and 1,000,000 to be issued January 1, 2022. In addition, a renewed consulting agreement also came into effect on January 1, 2021 for a period of twelve months, for the CFO. The monthly fee is $6,283 (C$8,000). The CFO was also granted 50,000 common shares of the Company which were issued on January 4, 2021. The future minimum commitments under these consulting agreements, are as follows:

For the year ending December 31, 2021	$358,142
For the year ending December 31, 2022	376,992
$735,134

(b)  The Company has agreed to lease its office premises from Haute on a month-to-month basis at the monthly amount of $5,498 (C$7,000). The Company is also responsible for all expenses and outlays in connection with its occupancy of the leased premises, including, but not limited to utilities, realty taxes and maintenance.

(c)  The Company was assigned the land lease on the purchase of certain assets of Astoria. The land lease, which comprises 13.88 acres in Roslin, Ontario, Canada, has a term expiring March 31, 2034. The basic monthly rent on the net lease is $2,356 (C$3,000) and is subject to adjustment based on the consumer price index as published by Statistics Canada (the "CPI"). To date, no adjustment for CPI has been charged. The Company is also responsible for any property taxes, maintenance, insurance and utilities. In addition, the Company has the right to extend the lease for five further terms of five years each and one further term of five years less one day. As the Company acquired the business of 1684567, the previous landlord, there are no future commitments for this lease. The Company was recently informed that, through a special provision of the site plan agreement with the City of Belleville (the "City"), Ontario, that it is required to fund road maintenance required by the City through to September 30, 2025 at an annual rate of $7,854 (C$10,000). The future minimum commitment is as follows:

For the year ending December 31, 2021	$7,854
For the year ending December 31, 2022	7,854
For the year ending December 31, 2023	7,854
For the year ending December 31, 2024	7,854
For the year ending December 31, 2025	7,854
$39,270

PACE has provided the Company a letter of credit in favor of the Ministry of the Environment, Conservation and Parks (the "MECP") in the amount of $217,423 ($276,831 CAD) and, as security, has registered a charge of lease over the premises, located at 704 Phillipston Road, Roslin, Ontario, Canada. The Company is required to provide for environmental remediation and clean-up costs for its organic waste processing and composting facility.

The letter of credit is a requirement of the MECP and is in connection with the financial assurance provided by the Company for it to be in compliance with the MECPs environmental objectives. The MECP regularly evaluates the Company's organic waste processing and composting facility to ensure compliance is adhered to and the letter of credit is subject to change by the MECP. As a result of audits conducted by the MECP in December of 2020, the Company has accrued estimated and actual costs for corrective measures as a result of the MECP’s audits totaling $570,078 (C$725,844). Of this accrual, $354,125 (C$450,885) has been charged to operations and $215,953 (C$274,959) is disclosed as deferred assets. As at December 31, 2020, the MECP has not drawn on the letter of credit. The letter of credit was last renewed to September 30, 2020 and is automatically renewed for a further year unless cancelled by PACE.

SusGlobal Energy Corp.

Notes to the Consolidated Financial Statements

December 31, 2020 and 2019

(Expressed in United States Dollars)

20. Commitments, (continued)

(d) The Company has committed to purchase a truck and hauling trailer for a total cost of $171,483 (C$218,338) plus applicable harmonized sales taxes, net of a $3,927 (C$5,000) deposit made on October 16, 2020. The purchase will be financed and is expected to close subsequent to March 31, 2021.

21. Segmented Information

ASC 280-10, "Disclosure about Segments of an Enterprise and Related Information", establishes standards for the way that public business enterprises report information about operating segments in the Company's consolidated financial statements. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

The Company uses a management approach for determining segments. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. The Company's management reporting structure provides for only one segment: renewable energy and operates in one country, Canada.

22. Economic Dependence

The Company generated 72% (2019-68%) of its revenue from three customers (2019-three customers). The Company's ability to continue operations is dependent on continuing to generate a similar amount of revenue from these customers.

23. Legal Proceedings

From time to time, the Company may become involved in litigation relating to claims arising from the ordinary course of business. Management believes that there are currently no claims or actions pending against us, the ultimate disposition of which would have a material adverse effect on our results of operations, financial condition or cash flows.

The Company has a claim against it for unpaid legal fees in the amount $51,240 (C$65,241). The amount is included in accounts payable on the Company's consolidated balance sheets.

On September 24, 2020, the Company filed a statement of claim against the Former CEO and his company, LFGC, which was defended and counterclaimed. The Company's claim relates to damages for breach of contract, non-performance of contractual duties, breach of fiduciary duty, misrepresentation and breach of a duty of fidelity in the amount of $785,400 (C$1,000,000).

On October 26, 2020, the Company received a statement of defense and counterclaim from the defendants in response to the Company's statement of claim. The defendants are seeking $403,813 (C$514,150) in special damages and $392,700 (C$500,000) in punitive and exemplary damages. The Company filed its reply and defense to counterclaim on November 13, 2020. The plaintiffs by counterclaim filed their defense to counterclaim on November 23, 2020, denying all claims in the Company's reply and defense to counterclaim. Included in accounts payable on the Company's consolidated balance sheets is an amount for unpaid fees to the Former CEO in the amount of $310,626 (C$395,500).

SusGlobal Energy Corp. Notes to the Consolidated Financial Statements December 31, 2020 and 2019 (Expressed in United States Dollars)

23. Legal Proceedings, (continued)

On November 26, 2020, the Company was served with a statement of claim of claim from an individual, who is also a shareholder alleging fraud and misrepresentation in the amount of $117,810 (C$150,000) and claiming punitive damages of $39,270 (C$50,000). Also named in the claim is the CEO, 1684567 and corporations related to the CEO. The Company's defense and counterclaim was filed on December 11, 2020. The Company is seeking $196,350 (C$250,000) in special damages and $196,350 (C$250,000) in punitive and exemplary damages.

24. Subsequent Events

The Company's management has evaluated subsequent events up to the date the consolidated financial statements were issued, pursuant to the requirements of ASC 855 and has determined the following to be material subsequent events:

(a)	On January 4, 2021, the Company issued 1,000,000 common shares to the CEO and 50,000 common shares to the CFO in connection with their consulting agreements.

(b)	For the period from January 11, 2021 to January 20, 2021, Travellers provided loans to the Company totaling $204,922. Travellers converted these loans to 715,847 common shares.

(c)

On January 19, 2021, the Company signed an agreement with a company to provide corporate development and marketing consulting services for a period of five months to June 30, 2021, with an upfront payment of $100,000.

(d)

On January 19, 2021, the remaining March 2019 Investor and the Company reached an agreement for payment in full of all obligations due and owing under its convertible promissory notes by payments totaling $550,000, $50,000 on January 20, 2021, $200,000 on or before March 1, 2021 which was converted to 1,075,124 common shares on March 11, 2021 and $300,000 on or before March 31, 2021. The payment due on or before March 31, 2021 was extended to April 29, 2021.

(e)

On January 20, 2021, the May 2019 Investor, the July 2019 Investor and the October 2019 Investor accepted in full 2,100,000 common shares of the Company representing payment in full of all obligations due and owing under their convertible promissory notes.

(f)

On February 1, 2021, the Company signed an agreement with a company to provide certain public relations services for a period of 180 days, expiring July 31, 2021.The consultant received 60,000 common shares of the Company as compensation.

(g)

On February 3, 2021, the Company signed an agreement with a company to provide certain advisory and consulting services. The agreement is effective for a period to continue until the later of twelve months or when the Company is trading on the NASDAQ Capital Markets or as otherwise extended by both parties. Payments of $550,000 in total upon meeting certain milestones. The consultant will also receive 180,000 common shares of the Company at par value.

SusGlobal Energy Corp. Notes to the Consolidated Financial Statements December 31, 2020 and 2019 (Expressed in United States Dollars)

24. Subsequent Events, (continued)

(h)

On February 10, 2021, the Company signed an agreement of purchase and sale (the "APS") for certain assets for $3,534,300 (C$4,500,000), including a vendor take-back mortgage of $1,570,800 (C$2,000,000) at an annual interest rate of 2% maturing two years after closing. A deposit of $157,080 (C$200,000) was paid by the Company on February 10, 2021. The APS is expected to close on June 4, 2021, subject to successful completion of the due diligence process and the completion of the Phase II Environmental Site Assessment at a cost of $39,113 C$49,800), plus applicable harmonized sales taxes.

(i)	On February 10, 2021, the Company raised $157,260 (C$200,000), in a private placement on the issuance of 630,480 common shares of the Company.

(j)

On February 18, 2021, PACE and the Company reached a new agreement extending the repayment of the remaining credit facilities and corporate term loan to on or before July 30, 2021. As part of the agreement, the Company is required pay the regular monthly principal and interest instalments.

(k)	On each of March 31, 2021 and April 2, 2021, the Company entered into securities purchase agreements with an investor (the “March 2021 Investor”) and another investor (the “April 2021 Investor”), in which the Company issued to each investor a 10% unsecured convertible promissory note in the aggregate principal amount of $275,000 (the “March 2021 Investor Note” and the “April 2021 Investor Note”), due September 30, 2021, convertible at any time after issuance at a per share price at $0.20. In addition, the March 2021 Investor and the April 2021 Investor each received 200,000 common shares of the Company, on issuance of the March 2021 Investor Note and the April 2021 Investor Note. On each of March 31, 2021 and April 5, 2021, the Company received $245,000, net of transaction related expenses of $30,000, respectively.

(l)	On April 7, 2021, the Company paid the final deposit of $34,709 (C$44,193) for the purchase of the truck and hauling trailer and took delivery on April 8, 2021. The balance of the purchase price $157,080 (C$200,000) was financed over forty-eight months at a monthly repayment amount of $3,614 (C$4,601).

25. Comparative Figures

Certain of the prior year's comparative figures have been reclassified to conform to the current year's presentation. The reclassification of the mortgage payable with long-term debt on the consolidated balance sheets and the reclassification on the consolidated statements of operations and comprehensive loss related to disclosing the foreign exchange separately under operating expenses and not grouping within office and administrative expenses.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

            None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of senior management, including our chief executive officer and our chief financial officer, also our principal financial and accounting officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act as of December 31, 2020 (the "Evaluation Date"). Based on this evaluation, Marc Hazout, our chief executive officer and Ike Makrimichalos, our chief financial officer and principal financial and accounting officer, concluded that our internal control over financial reporting was not effective for the year ended December 31, 2020. Such conclusions were based on the small size of the Company and the resulting lack of a segregation of duties.

Report by Management on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The framework used by management to evaluate internal controls over financial reporting is Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations (COSO), as implemented by their subsequent publication Internal Control over Financial Reporting - Guidance for Smaller Public Companies. Based on this evaluation, Marc Hazout, our chief executive officer and Ike Makrimichalos, our chief financial officer and principal financial and accounting officer, concluded that our internal control over financial reporting was not effective for the year ended December 31, 2020. The matters involving internal controls over financial reporting that may be considered material weaknesses included the small size of the Company and the resulting lack of a segregation of duties.

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

Changes in Internal Control over Financial Reporting

There were no changes to the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our fourth fiscal quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

            Not applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our Board of Directors consisted of three directors at December 31, 2020. During the year, two former directors resigned and one was not re-elected at the Company's annual general meeting (the "AGM") on November 26, 2020. For the size and scope of our business and operations, we believe a board of approximately five to six members is more appropriate and smaller enough to allow for effective communication among the members but large enough so that we get a diverse set of perspectives and experiences around our board room. The Company is looking to fill the openings. Our bylaws provide that, in uncontested elections, directors will be elected by a majority of the votes cast, and in contested elections, directors will be elected by a plurality of the votes cast.

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

Name	Age	Position

Marc M. Hazout	56	Chairman of the Board, President, Chief Executive Officer and Director

Ike Makrimichalos	65	Chief Financial Officer

Ryan Duffy	48	Director

Andrea Calla	69	Director

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

          Marc M. Hazout, age 56, founded SusGlobal Energy Corp., and currently serves as a Director, Executive Chairman, President and CEO Mr. Hazout brings over 25 years of experience in public markets, finance and business operations to SusGlobal Energy Corp. Over the past several years Mr. Hazout has been involved in acquiring, restructuring and providing management services, as both a Director and an Officer, to several publicly traded companies. In 1998, Mr. Hazout founded and has been President and CEO of Travellers International Inc., a private equity firm headquartered in Toronto. Travellers has been involved in a multitude of successful capital market transactions over the past two decades and has focused on building relationships in China with the objective of participating in that country's tremendous growth opportunities. Mr. Hazout attended York University in Toronto studying International Relations and Economics. Mr. Hazout speaks English, French, Hebrew and Arabic.

The determination was made that Mr. Hazout should serve on our Board of Directors because he possesses significant experience in securities and capital markets.

          Ike Makrimichalos, age 65, is a Chartered Professional Accountant (Chartered Accountant), with over 25 years of experience in servicing public and private companies, including manufacturing, automotive, technology & telecommunications and insurance, for Deloitte LLP in Toronto. Mr. Makrimichalos has served as a Chief Financial Officer and Controller in the mining sector for companies with global operations and multiple filing jurisdictions and currently also serves as a Chief Financial Officer in the financial services sector, along with providing financial consulting services for several private companies. Mr. Makrimichalos graduated from the University of Toronto with a Bachelor of Arts degree.

The determination was made that Mr. Ike Makrimichalos join the executive team because he possesses significant experience in financial reporting and accounting matters.

          Ryan Duffy, age 48, is President and CEO of Blackstone Energy Services Inc. a Canadian firm that manages energy portfolios for a diverse range of companies across North America and the Caribbean. Blackstone is a leading provider of integrated custom energy management solutions that help large energy users manage their energy budget at risk, achieve efficiency improvements, implement renewable generation, and carbon offsetting. Prior to Blackstone Mr. Duffy worked with a number of Fortune 500 companies, including several in the energy space. Mr. Duffy is very active within the energy committee on Trans Canada's-Tolls Task Force, Union Gas'- Marketer Council, the IESO's - Information Technology Standing Committee, the Energy Services Association of Canada and the Canadian Manufactures and Exporters-Energy Committee. In addition, he is a member of the Canadian Healthcare Energy Society, the Association of Power Producers of Ontario, the Ontario Energy Association, SWITCH Ontario, and was a former board member of Rethink Sustainability Initiative. For his community involvement and corporate successes, Mr. Duffy was recently awarded the Ontario Sustainable Energy Association's SMARTpreneur of the Year Award.

The determination was made that Mr. Duffy should serve on our Board of Directors due to his extensive technical and business experience which will be extremely valuable as the Company continues to grow.

            Andrea Calla, age 69, is President and CEO of the Calla Group and is an accomplished professional with over 35 years of experience in business, more recently a senior executive for ten years with The Tridel Group, one of Canada's largest community builders/developers. He was actively involved in the different company divisions and all facets of the industry. He is also Managing Partner of The Callian Capital Group, a globally active Toronto-based investment and capital management firm. Mr. Calla has held key leadership and entrepreneurial roles driving innovative, practical and effective changes to improve quality of life through various company start-ups across diverse industries, some include: Chairman, Deep Geo Inc., a global nuclear waste management company, Chairman & Co-Founder of TransAsia Investment Partners, Hong Kong, Founding Director of 350 Capital, a "cleantech" investment company, Co-Founder of Nordicon, a design-build company, Canada, US, Mid-East, Founding member of Novator, pioneer in e-commerce and AI, helped make it the 14th fastest growing company in Canada, reported by Profit 100 magazine, Board of Sumbola, an innovative internet e-publishing company, Co-Founder, Board member of Twin Hills Resources, developer of partial upgrading cavitation technology, reducing the viscosity of oil sands bitumen to flow through pipelines without having to be blended with diluent, Board of SEL Global, an innovative Mobile Shopping Solutions Software and Advertising company, software developed in Silicon Valley, Advisory Board of Magnovate, innovative Magnetic Levitation transportation systems, Co-Founder of Fusion Sailboats, designed, developed, manufactured and distributed the Fusion 15, winner of Sailing World's "International Boat of the Year" in 2003, Advisory Board of Dorsay Development Corp., currently planning a purpose-built community in the GTA with a ground-breaking model in place-making. The over 1,200-acre community will combine global best practices in creating a sustainable community that is economically, environmentally, socially healthy and resilient. Throughout his career, Andrea has been committed to City and Community building, improving the quality of life in urban regions and continually driving innovative, practical and effective change in different sectors through his leadership and entrepreneurial skills. Andréa holds a Bachelor of Architecture from the University of Toronto, a Master of Science from Columbia University, New York and an Executive MBA from Ivey School of Business, Western University.

The determination was made that Mr. Duffy should serve on our Board of Directors due to his extensive technical and business experience which will be extremely valuable as the Company continues to grow.

Director Compensation Policy

            The Company's current director compensation policy includes a fee of $18,653 (C$25,000) to all independent directors annually and fees totaling $2,984 (C$4,000) annually, to the chair of the audit committee. For the year ended December 31, 2020, the 2020 director compensation to the two independent directors was paid in common stock of the Company based on a 10-day lookback of the trading price of the Company's common stock, noted under stock awards in the table below. The director compensation for the year ended December 31, 2020, is noted below:

Director Compensation

	Name	Fees earned or paid in cash ($)	Stock| awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
	(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

	Marc Hazout	-	-	-	-	-	-	-
	Ryan Duffy(v)	-	2020-18,653 (C25,000)(iv) 2019-4,280(viii)	-	-	-	-	22,933
	Andrea Calla(vi)	-	2020-18,653 (C25,000)(iv) 2019-4,280(viii)	-	-	-	-	22,933
	Gordon Miller(vii)	-	2019-$4,280(viii)	-	-	-	-	4,280
	Vincent Ramoutar(i)	2020-16,869 (C22,609) (iii)	2019-$4,280(viii)	-	-	-	-	21,149
	Laurence Zeifman(ii)	2020-17,888 (C23,975) (iii) 2020-2,862 (C3,836) (iii)	2019-$4,280(viii)	-	-	-	-	25,030
(i)	Mr. Vincent Ramoutar was not voted in at the AGM of November 26, 2020. The stock award is in the name of 1370383 Ontario Ltd., a company controlled by the director
(ii)

Mr. Laurence Zeifman, the past chairman of the audit committee, resigned from the board on December 16, 2020.The stock award and fees for services are in the name of Zeifmans LLP, for whom the director is a partner.

(iii)	The fees earned for services are unpaid at December 31, 2020 and the date of this filing.
(iv)	The 2020 compensation was paid on December 31, 2020, in the form of common stock of the Company.

(v)	The fee for services and the stock award is in the name of Blackstone Energy Services Inc., the director's employer.
(vi)	The fee for services and the stock award is in the name of the Calla Group, a company for whom the director is the president and chief executive officer.
(vii)	Mr. Gordon Miller resigned on March 9, 2020.
(viii)	The 2019 compensation was paid on December 31, 2020, in the form of common stock of the Company.

We have adopted a code of ethics that applies to our Chief Executive Officer and President, and Chief Financial Officer, as well as other officers, directors and employees of the Company. The code of ethics, entitled "Code of Conduct," is posted on our website at www.susglobalenergy.com under the section "Corporate Governance" within the "Investor Relations" tab.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company's executive officers and directors, and persons who own more than 10% of the Company's common stock, to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC.

Based solely on the Company's review of the copies of such Forms and written representations from certain reporting persons, the Company believes that all filings required to be made by the Company's Section 16(a) reporting persons during the Company's fiscal year ended December 31, 2020 were made on a timely basis.

Item 11. Executive Compensation.

Summary Compensation Table

            The following table sets forth certain summary information with respect to the compensation paid to the Company's Chief Executive Officer, President and Chief Financial Officer for services rendered in all capacities to the Company for the fiscal years ended December 31, 2020 and 2019. Other than as listed below, the Company had no executive officers whose total annual salary and bonus exceeded $100,000 for that fiscal year:

Summary Compensation Table
Name and	Year	Salary	Bonus	Stock	Option	Non-equity	Nonqualified	All other	Total
principal		($)	($)	awards	awards	incentive	deferred	compensation	($)
position				($)	($)	plan	compensation	($)
						Compensation	earnings
						($)	($)

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Marc Hazout Chairman, President and Chief Executive Officer	2020 2019	134,298 135,666	- -	1,000,000 1,000,000	- -	- -	- -	- -	1,134,298 1,135,666

Ike Makrimichalos, Chief Financial Officer	2020 2019	71,626 54,266	- -	- -	- -	- -	- -	- -	71,626 54,266

Gerald Hamaliuk Former Chief Executive Officer	2020 2019	- 101,750	- -	- 330,000	- -	- -	- -	- -	- 431,750

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

Consulting and Management Agreements

On December 17, 2020, the Company entered into the CEO's Consulting Agreement, by and among the Company, Travellers, and the CEO, who is also the Executive Chairman and President of the Company, effective January 1, 2021 (the "Effective Date"). The CEO's Consulting Agreement replaced the consulting agreement which expired on December 31, 2020.

Pursuant to the terms of the CEO's Consulting Agreement, for his services as the CEO, the compensation is at a rate of $23,562 (C$30,000) per month for twelve (12) months, beginning on the Effective Date, and at a rate of $31,416 (C$40,000) per month for twelve (12) months, beginning January 1, 2022. In addition, the Company agreed to grant the CEO 2,000,000 restricted shares of the Company's common stock, par value of $0.0001 per share (the "Common Stock") on the effective date,1,000,000 which were issued on January 4, 2021 and 1,000,000 to be issued January 1, 2022. The Company has also agreed to reimburse the CEO for certain out-of-pocket expenses incurred by the CEO.

The CEO's Consulting Agreement is for a term of twenty-four (24) months. Upon a Constructive Discharge (as defined in the CEO's Consulting Agreements) and subject to certain notification requirements and the Company's opportunity to cure the Constructive Discharge, the CEO will be entitled to a compensation of twelve (12) months' fees, as well as any bonus compensation owing.

On December 17, 2020, the Company entered into CFO Consulting Agreement, by and between the Company and the CFO of the Company, effective January 1, 2021. Pursuant to the terms of the consulting agreement with the CFO, the CFO is entitled to fees of $6,283 (C$8,000) per month for his services. In addition, the Company has also agreed to grant the CFO 50,000 restricted shares of the Company's Common Stock, par value of $0.0001 per share on the Effective Date. The Company has also agreed to reimburse the CFO for certain out-of-pocket expenses incurred by the CFO. The CFO's consulting agreement replaced the consulting agreement which expired on December 31, 2020.

The CFO's consulting agreement is for a term of twelve (12) months. Upon a Constructive Discharge (as defined in the CFO's consulting agreements) and subject to certain notification requirements and the Company's opportunity to cure the Constructive Discharge, the CFO will be entitled to a compensation of two (2) months' fees, as well as any bonus compensation owing.

On November 6, 2019, by resolution of the Board, the consulting contracts for the President and the CFO were renewed, each for a one-year period, commencing January 1, 2020. For the President, at the same monthly amount and on the same terms and conditions, as his previous consulting contract, $11,781 (C$15,000), monthly. And, for the CFO, at a monthly amount of $6,283 (C$8,000), an increase of $1,571 (C$2,000) over his previous consulting contract and on the same terms and conditions as his previous consulting contract.

In addition, on November 6, 2019, by resolution of the Board, the President was appointed Chief Executive Officer.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding beneficial ownership of SusGlobal Energy Corp's securities as of March 26, 2021:

• by each person who is known by us to beneficially own more than 5% of our securities;

• by each of our officers and directors; and

• by all of our officers and directors as a group.

	Amount And
	Nature Of		Approximate
	Beneficial		Percent of
Title of Class Name And	Ownership (2)		Class (%)
Address of Beneficial
Owner (1)
Common	Marc Hazout	16,090,720(3)	17.96
Common	Ike Makrimichalos	580,000	0.65
Common	Ryan Duffy	441,253(4)	0.49
Common	Andrea Calla	133,992(5)	0.15
	All officers and directors as a group
Common	(4 persons)	17,245,965	19.25%

(1)	Except as noted above, the address for the above identified officers and directors of the Company is c/o 200 Davenport Road, Toronto, ON, Canada M5R 1J2.

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

(3)	The shares are in the name of Travellers International Inc., a company controlled by Marc Hazout the president and chief executive officer.

(4)	The shares are in the name of Blackstone Energy Services Inc., the director's employer.

(5)	The shares are in the name of the Calla Group, a company for whom the director is the president and chief executive officer.

The above-referenced table is based on 89,584,951 issued and outstanding shares of common stock on the date of this filing.

EQUITY

As of December 31, 2020, the Company had 82,860,619 common shares issued and outstanding. At the date of this filing, the Company had 89,184,951 common shares issued and outstanding.

STOCK OPTIONS AND WARRANTS

As at December 31, 2020, and the date of this filing, the Company has no stock options or warrants outstanding.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

During the year, the Company incurred $134,298 (C$180,000) (2019-$135,666; C$180,000) in management fees expense with Travellers International Inc. ("Travellers"), an Ontario company controlled by a director, executive chairman, president and chief executive officer of the Company (the "CEO"); $nil (C$nil) (2019-$101,750; C$135,000) in management fees expense with Landfill Gas Canada Ltd. ("LFGC"), an Ontario company controlled by a former director and former chief executive officer of the Company (the "Former CEO"); $71,626 (C$96,000) (2019-$54,266; C$72,000) in management fees expense with the Company's chief financial officer (the "CFO").  As at December 31, 2020, unpaid remuneration and unpaid expenses in the amount of $396,160 (C$504,405) (2019-$324,303; C$421,227) is included in accounts payable and $nil (C$nil) (2019-$12,318; C$16,000) is included in accrued liabilities.

On September 25, 2019, the Former CEO resigned as a director and ceased providing his services as chief executive officer.

In addition, during the year, the Company incurred interest expense of $6,096 (C$8,171) (2019-$4,504; C$5,975) on the outstanding loans from Travellers and $nil (C$nil) (2019-$3,717; C$4,932) on the outstanding loans from the directors. As at December 31, 2020, interest of $nil (C$nil) (December 31, 2019-$nil; C$nil) on these loans is included in accrued liabilities.

During the year, the Company incurred $75,331 (C$100,967) (2019-$67,568; C$89,649) in rent paid under a rental agreement to Haute Inc. ("Haute"), an Ontario company controlled by the CEO.

For those independent directors providing their services throughout the prior year, the Company recorded stock-based compensation totaling $16,715, based on the issuance of 20,000 common shares of the Company on December 31, 2020 to each of the five independent directors. This compensation was priced based on the trading price of the shares at the close of business on December 31, 2020. The 2020 director compensation of $18,653 (C$25,000) to each independent director who held the position on December 31, 2020 (two in total), was paid through the issuance of 93,922 common shares of the Company to each, on December 31, 2020. This compensation, disclosed as stock-based compensation was priced based on the trading price of the common shares on the average of a ten-day look-back, at the close of business on December 31, 2020. In addition, the 2020 director compensation of $34,757 (C$46,585) for the two independent directors who were either not re-elected or who resigned during the year is included in accrued liabilities at December 31, 2020. In addition, also included in director compensation is the audit committee chairman's fees, in the amount of $2,862 (C$3,836) (2019 $3,015; C$4,000). As at December 31, 2020, outstanding director compensation of $2,663 (C$3,390) (2019-$3,480; C$4,520) is included in accounts payable and $37,244 (C$47,421) (2019-$3,650; C$4,647) is included in accrued liabilities.

During the year ended December 31, 2020, the Company issued 5,000 common shares to each of three employees totaling $2,550.

On January 10, 2020, the CEO exchanged 1,000,000 restricted stock units ("RSUs") into 1,000,000 common shares of the Company, after having met certain performance objectives under his consulting agreement and the Company recognized compensation expense of $1,000,000 on the vesting of these 2019 RSUs, in the prior year. These last remaining RSUs represented the final 1,000,000 RSU tranche, granted to the CEO on May 18, 2018. At the time, 3,000,000 RSUs were granted to the CEO, determined to be valued at $3,000,000, based on private placement pricing at the time. In the prior year, on April 8, 2019, the CEO exchanged 1,000,000 RSUs into 1,000,000 common shares of the Company, after having met certain performance objectives under his consulting agreement.

In addition, in the prior year, on April 2, 2019, the Former CEO exchanged 1,000,000 RSU into 1,000,000 common shares of the Company, after having met certain performance objectives under his consulting agreement.

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

Item 14. Principal Accounting Fees and Services.

The aggregate fees billed by the Company's external auditors in each of the last two fiscal years are as follows:

	2020	2019
Audit fees(1)	$47,134	$47,614
Audit-related fees(2)	45,617	61,502
Tax fees	20,249	32,774
All other fees	19,958	-
Total	$132,958	$141,890

(1)	Audit fees consisted of the audit work on annual financial statements.
(2)	Audit-related fees consist principally of reviews of quarterly financial statements and reviews of registration statements.

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

4.4*	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

4.5	Form of Collateralized Secured Promissory Note, issued by SusGlobal Energy Corp. on March 7, 2019 (filed as Exhibit 4.3 to the Registrant's 8-K filed with the SEC on March 15, 2019 and incorporated herein by reference).

4.6*	Form of Convertible Promissory Note issued by SusGlobal Energy Corp. on March 31, 2021.

10.1***	SusGlobal Stock Option Plan (filed as Exhibit 10.1 to the Registrant's S-4 filed with the SEC on January 28, 2016 and incorporated herein by reference).

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

10.5	Business Loan General Security Agreement from SusGlobal Energy Corp. (filed as Exhibit 10.19 to the Registrant's S-4/A filed with the SEC on April 05, 2017 and incorporated herein by reference).

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

10.8	Guarantee and Postponement of Claim by Marc M. Hazout (filed as Exhibit 10.22 to the Registrant's S-4/A filed with the SEC on April 05, 2017 and incorporated herein by reference).

10.9

Guarantee and Postponement of claim for each of Ike Makrimichalos, Landfill Gas Canada Ltd., and 1370383 Ontario Ltd. (filed as Exhibit 10.28 to the Registrant's S-4/A filed with the SEC on April 05, 2017 and incorporated herein by reference).

10.10	Variable Rate Business Loan Agreement (filed as Exhibit 10.1 to the Registrant's Form 10-Q filed with the SEC on November 14, 2017 and incorporated herein by reference)

10.11	Agreement for Line of Credit Loan (filed as Exhibit 10.2 to the Registrant's Form 10-Q filed with the SEC on November 14, 2017 and incorporated herein by reference).

10.12	Irrevocable Letter of Credit (filed as Exhibit 10.3 to the Registrant's Form 10-Q filed with the SEC on November 14, 2017 and incorporated herein by reference).

10.13

Business Loan Security Agreement between Pace Savings and SusGlobal Energy Corp. (filed as Exhibit 10.4 to the Registrant's Form 10-Q filed with the SEC on November 14, 2017 and incorporated herein by reference).

10.14

Business Loan Security Agreement between Pace Savings and SusGlobal Energy Canada Corp. (filed as Exhibit 10.5 to the Registrant's Form 10-Q filed with the SEC on November 14, 2017 and incorporated herein by reference).

10.15

Business Loan Security Agreement between Pace Savings and SusGlobal Energy Canada I Ltd. (filed as Exhibit 10.6 to the Registrant's Form 10-Q filed with the SEC on November 14, 2017 and incorporated herein by reference).

10.16

Business Loan Security Agreement between Pace Savings and SusGlobal Energy Belleville Ltd. (filed as Exhibit 10.7 to the Registrant's Form 10-Q filed with the SEC on November 14, 2017 and incorporated herein by reference).

10.17

Loan Amending Agreement dated July 26, 2018, by and among SusGlobal Energy Corp., SusGlobal Energy Canada Corp., SusGlobal Energy Canada I Ltd., SusGlobal Energy Belleville Ltd. and Pace Savings & Credit Union Limited (filed as Exhibit 10.45 to the Registrant's Form 10-Q filed with the SEC on November 13, 2018 and incorporated herein by reference).

10.18

Loan Amending Agreement dated July 26, 2018, by and among SusGlobal Energy Corp., SusGlobal Energy Canada Corp., SusGlobal Energy Canada I Ltd., SusGlobal Energy Belleville Ltd. and Pace Savings & Credit Union Limited (filed as Exhibit 10.46 to the Registrant's Form 10-Q filed with the SEC on November 13, 2018 and incorporated herein by reference).

10.19

Loan Amending Agreement dated July 26, 2018, by and among SusGlobal Energy Corp., SusGlobal Energy Canada Corp., SusGlobal Energy Canada I Ltd., SusGlobal Energy Belleville Ltd., Haute, Inc., Marc H Hazout and Pace Savings & Credit Union Limited (filed as Exhibit 10.47 to the Registrant's Form 10-Q filed with the SEC on November 13, 2018 and incorporated herein by reference).

10.20

Loan Amending Agreement dated July 26, 2018, by and among SusGlobal Energy Corp., SusGlobal Energy Canada Corp., SusGlobal Energy Canada I Ltd., SusGlobal Energy Belleville Ltd., Haute, Inc., Marc H Hazout and Pace Savings & Credit Union Limited (filed as Exhibit 10.48 to the Registrant's Form 10-Q filed with the SEC on November 13, 2018 and incorporated herein by reference).

10.21

Loan Amending Agreement dated July 26, 2018, by and among SusGlobal Energy Corp., SusGlobal Energy Canada Corp., SusGlobal Energy Canada I Ltd., SusGlobal Energy Belleville Ltd., Haute, Inc., Marc H Hazout and Pace Savings & Credit Union Limited (filed as Exhibit 10.49 to the Registrant's Form 10-Q filed with the SEC on November 13, 2018 and incorporated herein by reference).

10.22	Form Securities Purchase Agreement dated January 28, 2019 (filed as Exhibit 10.1 to the Registrant's Form 8-K filed with the SEC on February 8, 2019 and incorporated herein by reference).

10.23	Form Securities Purchase Agreement dated March 7, 2019 (filed as Exhibit 10.1 to the Registrant's Form 8-K filed with the SEC on March 15, 2019 and incorporated herein by reference).

10.24

Loan/Mortgage Commitment between Table Rock Holdings Inc., 1916761 Ontario Limited and D&D Brannan Consultants Inc., (the lenders) and 1684567 Ontario Inc., and SusGlobal Energy Belleville Ltd. (the borrowers) and SusGlobal Energy Corp. (the guarantor).

10.25

General Security Agreement between Table Rock Holdings Inc., P.I.C.K.S. Inc., Canadian Western Trust Company, Giovanni and Assunta Paglia, Bob MacNelly and Shanna Young (the Secured Party), 1684567 Ontario Inc. (the Debtor) and Susglobal Energy Corp., (the Guarantor).

10.26

Amending Credit Agreement dated March 31, 2020, between Pace Savings & Credit Union Limited and SusGlobal Energy Corp., SusGlobal Energy Canada Corp., SusGlobal Energy Canada I Ltd. and SusGlobal Energy Belleville Ltd. (collectively, the borrowers).

10.27*	Executive Chairman Consulting Agreement between SusGlobal Energy Canada Corp., Travellers International Inc. and Marc Hazout.

10.28*	Executive Consulting Agreement between SusGlobal Energy Canada Corp., and Ike Makrimichalos.

10.29*	Form of Securities Purchase Agreement dated March 31, 2021.

14	Code of Ethics (filed as Exhibit 14.1 to the Registrant's Form 10-K filed with the SEC on April 1, 2019 and incorporated herein by reference).

21	Subsidiaries of the Registrant (filed as Exhibit 21.1 to the Registrant's Form 10-K filed with the SEC on April 16, 2018 and incorporated herein by reference).

31.1*	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

31.2*	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

32+	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	During the three months ended December 31, 2019, the Company issued a substantially similar 12% Convertible Promissory Note on October 18, 2019.
***	Management contract or compensatory plan or arrangement.
+	In accordance with SEC Release 33-8238, Exhibit 32 is being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUSGLOBAL ENERGY CORP.

April 15, 2021	By:	/s/ Marc Hazout
Marc Hazout
Executive Chairman, President and Chief Executive Officer

April 15, 2021	By:	/s/ Ike Makrimichalos
Ike Makrimichalos
Chief Financial Officer (Principal
Financial and Accounting Officer)

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Marc Hazout*	Chairman of the Board, President and Chief Executive Officer	April 15, 2021
Marc Hazout	(principal executive officer) and Director

/s/ Ike Makrimichalos	Chief Financial Officer	April 15, 2021
Ike Makrimichalos	(principal financial and accounting officer)

/s/ Ryan Duffy	Director	April 15, 2021
Ryan Duffy

/s/ Andrea Calla	Director	April 15, 2021
Andrea Calla