Form 10-Q
period 2021-03-31
SusGlobal Energy Corp.
filed 2021-05-21
CIK 1652539

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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
Yes [   ]      No [X]

The number of shares of the registrant's common stock outstanding as of May 21, 2021 was 89,584,951 shares.

SusGlobal Energy Corp.
INDEX TO FORM 10-Q
For the Three-Month Periods Ended March 31, 2021 and 2020

3

SUSGLOBAL ENERGY CORP.
INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021 and 2020

(Expressed in United States Dollars) (unaudited)

CONTENTS

Interim Condensed Consolidated Balance Sheets	5
Interim Condensed Consolidated Statements of Operations and Comprehensive Loss	6
Interim Condensed Consolidated Statements of Stockholders' Deficiency	7
Interim Condensed Consolidated Statements of Cash Flows	8
Notes to the Interim Condensed Consolidated Financial Statements	9-24

SusGlobal Energy Corp.
Interim Condensed Consolidated Balance Sheets
As at March 31, 2021 and December 31, 2020
(Expressed in United States Dollars)
(unaudited)

	March 31,	December 31,
	2021	2020
ASSETS
Current Assets
Cash	$166,998	$6,457
Trade receivables	67,781	182,871
Government remittances receivable	5,832	3,746
Other receivable	52,559	-
Inventory	45,923	24,740
Prepaid expenses and deposits	442,500	94,131
Deferred assets (note 6)	214,704	215,953
Total Current Assets	996,297	527,898

Intangible Assets (note 5)	193,158	188,180
Long-lived Assets, net (note 6)	4,918,626	5,042,225
Long-Term Assets	5,111,784	5,230,405
Total Assets	$6,108,081	$5,758,303
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
Accounts payable (note 7)	$1,111,461	$1,073,454
Government remittances payable	259,568	229,358
Accrued liabilities (notes 7, 9, 11 and 13)	979,119	1,206.618
Advance (note 8)	-	15,460
Deferred revenue	2,756	4,790
Current portion of long-term debt (note 9)	6,404,823	6,327,520
Current portion of obligations under capital lease (note 10)	177,830	375,140
Convertible promissory notes (note 11)	479,000	1,092,100
Loan payable to related party (note 12)	18,290	33,772
Total Current Liabilities	9,432,847	10,358,212
Long-term debt (note 9)	79,520	78,540
Obligations under capital lease (note 10)	176,427	-
Deferred tax liability	83,530	82,501
Total Long-term Liabilities	339,477	161,041
Total Liabilities	9,772,324	10,519,253

Stockholders' Deficiency
Preferred stock, $.0001 par value, 10,000,000 authorized, none issued and outstanding Common stock, $.0001 par value, 150,000,000 authorized, 89,184,951 (2020- 82,860,619) shares issued and outstanding (note 13)	8,920	8,288
Additional paid-in capital	10,451,369	9,045,187
Shares to be issued	66,000	8,580
Accumulated deficit	(13,775,129)	(13,468,794)
Accumulated other comprehensive loss	(415,403)	(354,211)

Stockholders' deficiency	(3,664,243)	(4,760,950)

Total Liabilities and Stockholders' Deficiency	$6,108,081	$5,758,303
Going concern (note 2)
Commitments (note 14)
Subsequent events (note 18)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SusGlobal Energy Corp.
Interim Condensed Consolidated Statements of Operations and Comprehensive Loss
For the three-month periods ended March 31, 2021 and 2020
(Expressed in United States Dollars)
(unaudited)

	For the three-month periods ended
	March 31,	March 31,
	2021	2020

Revenue	$192,660	$350,197

Cost of Sales
Opening inventory	24,740	5,389
Depreciation	136,560	113,109
Direct wages and benefits	71,059	76,183
Equipment rental, delivery, fuel and repairs and maintenance	105,893	61,302
Utilities	18,263	38,277
Outside contractors	-	3,573
	356,515	297,833
Less: closing inventory	(45,923)	(4,071)
Total cost of sales	310,592	293,762

Gross (loss) profit	(117,932)	56,435

Operating expenses
Management compensation-stock- based
compensation (notes 7 and 13)	54,259	-
Management compensation-fees (note 8)	90,049	51,357
Marketing	45,727	2,917
Professional fees	64,402	81,448
Interest expense and default amounts (notes 7, 9, 10 and 11)	163,874	312,291
Office and administration (note 5)	75,215	55,685
Rent and occupancy (note 7)	32,339	28,297
Insurance	15,002	18,179
Filing fees	18,959	13,880
Amortization of financing costs	13,578	92,538
Directors' compensation (note 7)	10,664	(1,420)
Stock-based compensation (note 13)	8,073	-
Repairs and maintenance	13,189	6,458
Foreign exchange (income) loss	(12,118)	150,095
Total operating expenses	593,212	811,725

Net loss from operating activities	(711,144)	(755,290)
Other income (note 15)	404,809	-
Net loss	(306,335)	(755,290)
Other comprehensive (loss) income
Foreign exchange (loss) gain	(61,192)	301,639

Comprehensive loss	$(367,527)	$(453,651)

Net loss per share-basic and diluted	$(0.01)	$(0.01)

Weighted average number of common shares outstanding- basic and diluted	86,818,361	57,441,740

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SusGlobal Energy Corp.
Interim Condensed Consolidated Statements of Changes in Stockholders' Deficiency
For the three-month periods ended March 31, 2021 and 2020
(Expressed in United States Dollars)
(unaudited)

	Number of Shares	Common Shares	Additional Paid- in Capital	Shares to be Issued	Stock Compensation Reserve	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Stockholders' Deficiency
Balance-December 31, 2020	82,860,619	$8,288	$9,045,187	$8,580	$-	$(13,468,794)	$(354,211)	$(4,760,950)
Shares issued for proceeds previously received	400,000	40	8,540	(8,580)	-	-	-	-
Shares issued to officers	1,050,000	105	216,930	-	-	-	-	217,035
Shares issued on conversion of related party debt and accounts payable to equity	1,005,728	100	285,544	-	-	-	-	285,644
Shares issued for conversion of debt to equity	3,175,124	318	713,398	-	-	-	-	713,716
Shares issued for professional services	63,000	6	24,213	-	-	-	-	24,219
Shares yet to be issued on issuance of convertible debt	-	-	-	66,000	-	-	-	66,000
Shares issued on private placement	630,480	63	157,557	-	-	-	-	157,620
Other comprehensive loss	-	-	-	-	-	-	(61,192)	(61,192)
Net loss	-	-	-	-	-	(306,335)	-	(306,335)
Balance-March 31, 2021	89,184,951	$8,920	$10,451,369	$66,000	$-	$(13,775,129)	$(415,403)	$(3,664,243)

Balance-December 31, 2019	51,784,504	5,180	7,450,091	-	1,000,000	(11,449,497)	(209,792)	(3,204,018)
Shares issued on vesting of 2019 stock award	1,000,000	100	999,900	-	(1,000,000)	-	-	-
Shares issued for conversion of debt to equity	7,717,326	772	75,955	-	-	-	-	76,727
Conversion of debt to equity on shares yet to be issued	-	-	-	7,250	-	-	-	7,250
Other comprehensive income	-	-	-	-	-	-	301,639	301,639
Net loss	-	-	-	-	-	(755,290)	-	(755,290)
Balance-March 31, 2020	60,501,830	$6,052	$8,525,946	$7,250	$-	$(12,204,787)	$91,847	$(3,573,692)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SusGlobal Energy Corp.
Interim Condensed Consolidated Statements of Cash Flows
For the three-month periods ended March 31, 2021 and 2020
(Expressed in United States Dollars)
(unaudited)

	For the three-month period ended March 31, 2021	For the three-month period ended March 31, 2020
Cash flows from operating activities
Net loss	$(306,335)	$(755,290)
Adjustments for:
Depreciation	137,751	114,374
Amortization of intangible assets	979	551
Non-cash professional fees on conversion of debt	275	1,416
Non-cash interest expense on conversion of debt	(32,444)	-
Amortization of financing fees	13,578	92,538
Stock-based compensation	62,332	-
Gain on forgiveness of convertible promissory notes and accrued interest	(359,460)	-
Gain on disposal of long-lived assets	(45,349)	-
Changes in non-cash working capital:
Trade receivables	116,589	(66,262)
Government remittances receivable	(2,027)	3,777
Other receivables	(52,208)	5,358
Inventory	(20,735)	912
Prepaid expenses and deposits	(165,959)	12,179
Deferred assets	3,916	-
Accounts payable	104,781	78,407
Government remittances payable	27,166	38,518
Accrued liabilities	89,613	218,222
Deferred revenue	(2,080)	8,188
Net cash used in operating activities	(429,617)	(247,112)
Cash flows from investing activities
Purchase of intangible assets	(3,593)	(2,574)
Proceeds on disposal of long-lived assets	47,394	-
Adjustments (purchase) of long-lived assets	45,475	(50,352)
Net cash provided by (used in) investing activities	89,276	(52,926)
Cash flows from financing activities
Repayments of advance	(15,548)	(3,147)
Repayment/advance of long-term debt	(15,217)	3,686
Repayments of obligations under capital lease	(25,393)	(35,856)
Advances and penalties on convertible promissory notes (ii)	245,000	103,441
Repayment of convertible promissory notes	(50,000)	-
Advances of loans payable to related parties(i)	206,654	74,430
Repayment of loans payable to related parties	(15,798)	-
Proceeds on private placement	157,620	-
Net cash provided by financing activities	487,318	142,554
Effect of exchange rate on cash	13,564	86,900
Increase (decrease) in cash	160,541	(70,584)
Cash and cash equivalents-beginning of period	6,457	7,926
Restricted cash-beginning of period	-	467,798
Cash and cash equivalents and restricted cash-beginning of period	6,457	475,724
Cash and cash equivalents and restricted cash-end of period	$166,998	$405,140

Supplemental Cash Flow Disclosure:
Interest paid	$104,705	$51,620
(i)	Refer to note 11, convertible promissory notes, for the issuance of capital stock on the conversion of debt
(ii)	Refer to note 12, loan payable to related party, for the issuance of capital stock on the conversion of debt.

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SusGlobal Energy Corp. Notes to the Interim Condensed Consolidated Financial Statements March 31, 2021 and 2020 (Expressed in United States Dollars) (unaudited)

1. Nature of Business and Basis of Presentation

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

These interim condensed consolidated financial statements of SusGlobal and its wholly-owned subsidiaries, SusGlobal Energy Canada Corp. (“SECC”), SusGlobal Energy Canada I Ltd. ("SGECI"), SusGlobal Energy Belleville Ltd. ("SGEBL") and 1684567 Ontario Inc. ("1684567") (together, the "Company"), have been prepared following generally accepted accounting principles in the United States ("US GAAP") for interim financial information and the Securities Exchange Commission ("SEC") instructions to Form 10-Q and Article 8 of SEC Regulation S-X, and are expressed in United States Dollars. The Company's functional currency is the Canadian Dollar ("C$"). In the opinion of management, all adjustments necessary for a fair presentation have been included.

2. Going Concern

The interim condensed consolidated financial statements have been prepared in accordance with US GAAP, which assumes that the Company will be able to meet its obligations and continue its operations for the next twelve months.

The Company incurred a net loss of $306,335 (2020-$755,290) for the three months ended March 31, 2021 and as at that date had a working capital deficit of $8,436,550 (December 31, 2020-$9,830,314) and an accumulated deficit of $13,775,129 (December 31, 2020-$13,468,794) and expects to incur further losses in the development of its business.

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2021 and 2020
(Expressed in United States Dollars)
(unaudited)

2. Going Concern, (continued)

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

Beginning in March 2020 the Governments of Canada and Ontario, as well as foreign governments, instituted emergency measures as a result of the novel strain of coronavirus ("COVID-19"). The virus has had a major impact on Canadian and international securities and currency markets and consumer activity which may impact the Company's financial position, its results of operations and its cash flows significantly. The situation is constantly evolving, however, so the extent to which the COVID-19 outbreak will impact businesses and the economy is highly uncertain and cannot be predicted. Accordingly, the Company cannot predict the extent to which its financial position, results of operations and cash flows will be affected in the future.

These interim condensed consolidated financial statements do not include any adjustments to reflect the future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result if the Company was unable to continue as a going concern.

3. Significant Accounting Policies

These interim condensed consolidated financial statements do not include all of the information and footnotes required by US GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements of the Company for the years ended December 31, 2020 and 2019 and their accompanying notes.

4. Financial Instruments

The carrying value of cash, trade receivables, other receivables, accounts payable, accrued liabilities and deferred revenue approximated their fair values as of March 31, 2021 and December 31, 2020, due to their short-term nature. The carrying value of the advance, long-term debt, obligations under capital lease, convertible promissory notes and loan payable to related party approximated their fair values due to their market interest rates.

Interest, Credit and Concentration Risk

Interest rate risk is the risk borne by an interest-bearing asset or liability as a result of fluctuations in interest rates. Financial assets and financial liabilities with variable interest rates expose the Company to cash flow interest rate risk.

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2021 and 2020
(Expressed in United States Dollars)
(unaudited)

4. Financial Instruments, (continued)

The Company is exposed to significant interest rate risk on the current portion of its long-term debt and a portion of its convertible promissory notes of $6,583,823 (C$8,279,455) (2020-$6,327,520; C$8,056,430).

Credit risk is the risk of loss associated with a counterparty's inability to perform its payment obligations. As at March 31, 2021, the Company's credit risk is primarily attributable to cash and trade receivables.  As at March 31, 2021, 2021, the Company's cash was held with reputable Canadian chartered banks, a credit union and a United States of America bank.

With regards to credit risk with customers, the customers' credit evaluation is reviewed by management and account monitoring procedures are used to minimize the risk of loss. The Company believes that no additional credit risk beyond amounts provided for by the allowance for doubtful accounts are inherent in accounts receivable. As at March 31, 2021, the allowance for doubtful accounts was $nil (C$nil) (December 31, 2020-$nil; C$nil).

As at March 31, 2021, the Company is exposed to concentration risk as it had three customers (December 31, 2020-five customers) representing greater than 5% of total trade receivables and three customers (December 31, 2020-five customers) represented 82% (December 31, 2020-96%) of trade receivables. The Company had certain customers whose revenue individually represented 10% or more of the Company's total revenue. These customers accounted for 82% (39%, 26% and 17%) (March 31, 2020-86%; 27%, 14%, 12%, 12%, 11% and 10%) of total revenue.

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

The Company actively monitors its liquidity to ensure that its cash flows and working capital are adequate to support its financial obligations and the Company's capital programs. In order to continue operations, the Company will need to raise capital, repay PACE for all of its outstanding obligations by July 30, 2021 and complete the refinancing of its real property and organic waste processing and composting facility. There is no assurance of funding being available or available on acceptable terms. Realization values may be substantially different from carrying values as shown. Refer also to going concern, note 2.

Currency Risk

Although the Company's functional currency is the C$, the Company realizes a portion of its expenses in United States Dollars ("$"). Consequently, certain assets and liabilities are exposed to foreign currency fluctuations. As at March 31, 2021, $61,849 (December 31, 2020-$527,847, net monetary liabilities) of the Company's net monetary assets were denominated in $. The Company has not entered into any hedging transactions to reduce the exposure to currency risk.

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2021 and 2020
(Expressed in United States Dollars)
(unaudited)

5. Intangible Assets

	March 31, 2021	December 31, 2020
Customer lists-limited life-C$12,524) (net of accumulated amortization of $7,298) (C$12,798) (2020-$10,809 (C$13,763) (net of accumulated amortization of $9,078 (C$11,559))	$9,959	$10,809

Trademarks-indefinite life-C$47,682	37,916	33,878
Environmental compliance approvals-indefinite life- C$182,700	145,283	143,493
	$193,158	$188,180

For the three-month period ended March 31, 2021, the Company incurred fees in connection with various trademarks in the United States and Canada, in the amount $3,616 (C$4,547) (December 31, 2020-$21,723; C$27,658).

On September 15, 2017, the Company acquired the environmental compliance approvals, having an indefinite life, on the purchase of certain assets from BDO Canada Limited ("BDO") under an asset purchase agreement (the "APA").

Effective May 24, 2019, the Company acquired customer lists of $22,608 (C$30,400) relating to certain municipal contracts. These customer lists are being amortized over terms ranging from forty-five to sixty-six months. During the three -month period ended March 31, 2021, amortization of $979 (C$1,239) (2020-$506; $C680), disclosed under office and administration in the statements of operations and comprehensive loss and under amortization of intangible assets in the statements of cash flows.

6. Long-lived Assets, net

		March 31,		December 31,
		2021		2020
	Cost	Accumulated	Net book value	Net book value
		depreciation
Land	$1,676,282	$-	$1,676,282	$1,655,623
Composting buildings	2,411,141	503,964	1,907,177	1,965,959
Gore cover system	1,119,659	369,777	749,882	771,622
Driveway and paving	368,576	104,430	264,146	268,171
Machinery and equipment	180,172	89,414	90,758	99,227
Equipment under capital lease	740,331	520,278	220,053	269,116
Office trailer	9,542	8,712	830	1,527
Vacuum trailer	5,964	3,131	2,833	3,240
Computer equipment	7,029	6,909	120	385
Automotive equipment	9,168	5,043	4,125	4,754
Signage	4,250	1,830	2,420	2,601
	$6,532,114	$1,613,488	$4,918,626	$5,042,225

Depreciation is disclosed in cost of sales in the amount of $136,560 (C$172,883) (2020-$113,109; C$151,966) and in office and administration in the amount of $1,191 (C$1,508) (2020-$1,267; C$1,702), in the interim condensed consolidated statements of operations and comprehensive loss.

In addition, under deferred assets in the interim condensed consolidated balance sheets is an accrual in the amount of $214,704 ($C270,000) (December 31, 2020-$215,953; C$274,959), for certain long-lived assets not received by March 31, 2021.

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2021 and 2020
(Expressed in United States Dollars)
(unaudited)

7. Related Party Transactions

For three-month period ended March 31, 2021, the Company incurred $71,091 (C$90,000) (2020-$33,494; C$45,000), in management fees expense with Travellers International Inc. ("Travellers"), an Ontario company controlled by a director and the president and chief executive officer (the "CEO"); and $18,958 (C$24,000) (2020-$17,863; C$24,000) in management fees expense with the Company's chief financial officer (the "CFO").  As at March 31, 2021, unpaid remuneration and unpaid expenses in the amount of $388,948 (C$489,120) (December 31, 2020-$396,160; C$504,405) is included in accounts payable in the interim condensed consolidated balance sheets. This balance includes amounts owing to the former chief executive officer in the amount of $314,502 (C$395,500).

In addition, during the three-month period ended March 31, 2021, the Company incurred interest expense of $nil (C$nil) (2020-$441; C$592), on outstanding loans from Travellers.

For the three-month period ended March 31, 2021, the Company incurred $21,165 (C$26,795) (2020-$17,523; C$23,543) in rent expense paid under a lease agreement with Haute Inc. ("Haute"), an Ontario company controlled by the CEO.

For those independent directors providing their services throughout 2021, the Company accrued directors' compensation to each director in the amount of $4,937 (C$6,250), in total, $9,874 (C$12,500) (2020-($2,164)).  Also included in directors' compensation for the three-month period ended March 31, 2021, is the audit committee chairman's fees, in the amount of $790 (C$1,000) (2020-$744; C$1,000). As at March 31, 2021, outstanding directors' compensation of $24,991 (C$31,427) (December 31, 2020-$2,663; C$3,390) is included in accounts payable and $28,714 (C$36,109) (December 31, 2020-$37,244; C$47,421) is included in accrued liabilities, in the interim condensed consolidated balance sheets.

Furthermore, for the three-month period ended March 31, 2021, the Company recognized management stock-based compensation expense of $54,259, on the common stock issued to the CEO and the CFO, 1,000,000 and 50,000 common stock, respectively, on commencement of their new executive consulting agreements, effective January 1, 2021. The total stock-based compensation on the issuance of the common stock totaled $217,035. The portion to be expensed for the balance of the year, $162,776 is included in prepaid expenses and deposits in the interim condensed consolidated balance sheets.

8. Advance

On August 4, 2020, the Company received an advance in the amount of $82,992 (C$110,700) from a private lender. The advance was repayable weekly at an amount of $4,881 (C$6,138). The amount was paid in full on January 26, 2021. For the three-month period ended March 31, 2021, the Company incurred interest charges of $697 (C$883) (2020-$nil; C$nil).

9. Long-Term Debt

	Credit	Credit	Corporate	Mortgage	Canada Emergency	March 31,	December 31,
	Facility	Facility	Term Loan	Payable	Business Account	2021 Total	2020 Total
	(a)	(b)	(c)	(d)	(e)
Long-Term Debt	$771,593	$431,478	$2,614,803	$2,586,949	$79,520	$6,484,343	$6,406,060
Current portion	(771,593)	(431,478)	(2,614,803)	(2,586,949)	-	$(6,404,823)	(6,327,520)
Long-term portion	$-	$-	$-	$-	$79,520	$79,520	$78,540

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2021 and 2020
(Expressed in United States Dollars)
(unaudited)

9. Long-Term Debt, (continued)

On February 18, 2021, PACE and the Company reached a new agreement to repay all amounts owing to PACE on or before July 30, 2021. Management continues discussions with equity investors and a Canadian chartered bank to re-finance its remaining obligations to PACE and repay other creditors. In addition, the letter of credit the Company has with PACE in favor of the Ministry of the Environment, Conservation and Parks (the "MECP"), was renewed and will remain in effect to September 30, 2021, unless terminated by PACE. On April 3, 2020, the shares previously pledged as security to PACE, were released and are currently held as security for the personal guarantee from the CEO and charge against the Haute leased premises.

Refer also to going concern, note 2.

The remaining PACE long-term debt was initially payable as noted below:

(a)

The credit facility bears interest at the PACE base rate of 7.00% plus 1.25% per annum, currently 8.25%, is payable in monthly blended installments of principal and interest of $6,969 (C$8,764) and matures on September 2, 2022. The first and only advance on the credit facility on February 2, 2017, in the amount of $1,272,320 (C$1,600,000), is secured by a business loan general security agreement, a $1,272,320 (C$1,600,000) personal guarantee from the CEO and a charge against the Haute leased premises. Also pledged as security are the shares of the wholly-owned subsidiaries, and a limited recourse guarantee against each of these parties. As noted above, the pledged shares were delivered by PACE and are currently held as security for the personal guarantee from the CEO and charge against the Haute leased premises. The credit facility is fully open for prepayment at any time without notice or bonus.

(b)

The credit facility advanced on June 15, 2017, in the amount of $477,120 (C$600,000), bears interest at the PACE base of 7.00% plus 1.25% per annum, currently 8.25%, is payable in monthly blended installments of principal and interest of $3,897 (C$4,901), and matures on September 2, 2022. The credit facility is secured by a variable rate business loan agreement on the same terms, conditions and security as noted above.

(c)

The corporate term loan advanced on September 13, 2017, in the amount of $2,961,442 (C$3,724,147), bears interest at PACE base rate of 7.00% plus 1.25% per annum, currently 8.25%, is payable in monthly blended installments of principal and interest of $23,626 (C$29,711), and matures September 13, 2022. The corporate term loan is secured by a business loan general security agreement representing a floating charge over the assets and undertakings of the Company, a first priority charge under a registered debenture and a lien registered under the Personal Property Security Act in the amount of $3,181,578 (C$4,000,978) against the assets including inventory, accounts receivable and equipment. The corporate term loan also included an assignment of existing contracts included in the asset purchase agreement.

For the three-month period ended March 31, 2021, $77,265 (C$97,816) (2020-$76,749; C$103,116) in interest was incurred on the PACE long-term debt. As at March 31, 2021 $42,686 (C$53,680) (December 31, 2020-$18,319; C$23,325) in accrued interest is included in accrued liabilities in the interim condensed consolidated balance sheets.

(d)

The Company obtained a 1st. mortgage provided by private lenders to finance the acquisition of the shares of 1684567 and to provide funds for additional financing needs, received in three tranches totaling $2,624,160 (C$3,300,000) (December 31, 2020-$2,591,820; C$3,300,000). The 1st. mortgage is repayable interest only on a monthly basis at an annual rate of the higher of the Royal Bank of Canada's prime rate plus 6.05% per annum (currently 8.50%) and 10% per annum with a maturity date of December 1, 2021. The mortgage payable is secured by the shares held of 1684567, a first mortgage on the land described in note 6, long-lived assets, in the interim condensed consolidated balance sheets with a carrying value of $1,676,282 (C$2,108,000) and a general assignment of rents. Financing fees on the mortgage totaled $179,478 (C$225,702).  As at March 31, 2021 $42,418 (C$53,342) (December 31, 2020-$36,215; C$46,110) of accrued interest is included in accrued liabilities in the interim condensed consolidated balance sheets. In addition, as at March 31, 2021 there is $37,211 (C$46,794) (December 31, 2020-$50,253; C$63,984) of unamortized finance fees included in long-term debt in the interim condensed consolidated balance sheets.

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2021 and 2020
(Expressed in United States Dollars)
(unaudited)

9. Long-Term Debt, (continued)

For the three-month period ended March 31, 2021, $62,530 (C$79,162) (2020-$48,380; C$65,000) in interest was incurred on the mortgage payable.

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

The Company has received a total of $79,520 (C$100,000) under this program, from its Canadian chartered bank.

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

10. Obligations under Capital Lease

				March 31,	December 31,
				2021	2020
	(a)	(b)	(c)	Total	Total
Obligations under Capital Lease	$53,726	$61,879	$238,652	$354,257	$375,140
Less: current portion	(53,726)	(61,879)	(62,225)	(177,830)	(375,140)
Long-term portion	$-	$-	$176,427	$176,427	$-

Refer also to going concern, note 2.

(a)

The lease agreement for certain equipment for the Company's organic waste processing and composting facility at a cost of $227,944 (C$286,650), is payable in monthly blended installments of principal and interest of $4,644 (C$5,840), plus applicable harmonized sales taxes and an option to purchase the equipment for a final payment of $22,743 (C$28,600), plus applicable harmonized sales taxes on October 31, 2021. The lease agreement bears interest at the rate of 5.982% annually, compounded monthly, due September 30, 2021.

(b)

The lease agreement for certain equipment for the Company's organic composting facility at a cost of $196,772 (C$247,450 ), is payable in monthly blended installments of principal and interest of $4,070 (C$5,118), plus applicable harmonized sales taxes for a period of forty-six months plus the first two monthly blended installments of $7,952 (C$10,000) plus applicable harmonized sales taxes and an option to purchase the equipment for a final payment of $ 19,626 (C$24,680) plus applicable harmonized sales taxes on February 27, 2022. The leasing agreement bears interest at the rate of 6.15% annually, compounded monthly, due January 27, 2022.

(c)

The lease agreement for certain equipment for the Company's organic waste processing and composting facility at a cost of $309,850 (C$389,650), is payable in monthly blended installments of principal and interest of $5,449 (C$6,852), plus applicable harmonized sales taxes for a period of fifty-nine months plus an initial deposit of $15,467 (C$19,450) plus applicable harmonized sales taxes and an option to purchase the equipment for a final payment of a nominal amount of $80 (C$100) plus applicable harmonized sales taxes on February 27, 2025. The leasing agreement bears interest at the rate of 3.59% annually, compounded monthly, due February 27, 2025.

The lease liabilities are secured by the equipment under capital lease as described in note 6.

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2021 and 2020
(Expressed in United States Dollars)
(unaudited)

10. Obligations under Capital Lease, (continued)

Minimum lease payments as per the original terms of the obligations under capital lease are as follows:

In the nine-month period ending December 31, 2021	$150,440
In the year ending December 31, 2022	89,084
In the year ending December 31, 2023	65,389
In the year ending December 31, 2024	65,389
In the year ending December 31, 2025	5,529
375,831
Less: imputed interest	(21,574)
Total	$354,257

For the three-month period ended March 31, 2021, $4,093 (C$5,181) (2020-$3,089; C$4,150) in interest was incurred.

11. Convertible Promissory Notes

		March 31, 2021	December 31, 2020

(a)	Convertible promissory notes-March 7 and March 8, 2019 (net of unamortized financing costs of $nil (2020- $nil))	$300,000	$491,500
(b)	Convertible promissory note-May 23, 2019 (net of unamortized financing costs of $nil (2020-$nil))	-	242,000
(c)	Convertible promissory note-July 19, 2019 (net of unamortized financing costs of $nil (2020-$nil))	-	187,000
(d)	Convertible promissory note-October 17, 2019 (net of accumulated financing costs of $nil (2020-$nil)	-	171,600
(e)	Convertible promissory note-March 31, 2021 (net of unamortized financing costs of $96,000 (2020-$nil)	179,000	-
		$479,000	$1,092,100

(a)

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

SusGlobal Energy Corp. Notes to the Interim Condensed Consolidated Financial Statements March 31, 2021 and 2020 (Expressed in United States Dollars) (unaudited)

11. Convertible Promissory Notes, (continued)

The March 2019 Investors are entitled to, at their option, convert all or any amount of the principal face amount and any accrued but unpaid interest of the March 2019 Investor Notes into Common Stock, at any time, at a conversion price for each share of the Company.

Common Stock equal to 65% multiplied by the lowest trading price (as defined in the Notes) of the Common Stock as reported on the National Quotations Bureau OTC Marketplace exchange upon which the Company's shares are traded during the twenty (20) consecutive Trading Day period immediately preceding (i) the applicable March 2019 Effective Date; or (ii) the conversion date.

The Company reserved a minimum of eight (8) times the number of its authorized and unissued Common Stock (the "March 2019 Reserved Amounts"), free from pre-emptive rights, to provide for the issuance of Common Stock upon the full conversion of the March 2019 Investor Notes. Upon full conversion of the March 2019 Investor Notes, any shares remaining in such reserve were cancelled.

Since the March 2019 Investor Notes were not repaid by their March 7, 2020 and March 8, 2020 maturity dates, they were also in default resulting in the outstanding balance (principal plus accrued interest) increasing by 10% and the interest rate on the 2019 March Investor Notes increasing from 12% to 24% annually, effective January 28, 2020.

On December 24, 2020, one of the two March 2019 Investors accepted a payment of $165,000 representing payment in full of all obligations due and owing under their March 2019 Investor Note. This resulted in a gain on forgiveness of debt of $119,983, including accrued interest of $68,085, in 2020.

On January 19, 2021, the remaining March 2019 Investor and the Company reached an agreement for payment in full of all obligations due and owing under its March 2019 Investor Notes by payments totaling $550,000, $50,000 paid on January 20, 2021, $200,000 on or before March 1, 2021, which was converted to 1,075,124 common shares on March 11, 2021 and $300,000 on or before March 31, 2021. The payment due on or before March 31, 2021 was extended to April 29, 2021. As of May 21, 2021, this amount has not been paid. This March 2019 Investor converted a total of $135,000 of one of his March 2019 Investor Notes for 1,075,124 common shares as noted above, including accrued interest of $32,444 (December 31, 2020-$91,802). The balance of the convertible promissory note was forgiven by the March 2019 Investor resulting in a forgiveness of debt of $135,641, including accrued interest of $129,141, disclosed under other income in the interim condensed consolidated financial statements.

(b)

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

The Company initially reserved 10,937,000 of its authorized and unissued Common Stock (the "May 2019 Reserved Amount"), free from pre-emptive rights, to provide for the issuance of Common Stock upon the full conversion of the May 2019 Investor Note. Upon full conversion of the May 2019 Investor note, any shares remaining in such reserve were cancelled.

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2021 and 2020
(Expressed in United States Dollars)
(unaudited)

11. Convertible Promissory Notes, (continued)

As a result of the January 2019 Investor Notes and the March 2019 Investor Notes not having been repaid by their respective due dates, these defaults resulted in the interest rate on the May 2019 Investor Note increasing from 12% to 24% annually, effective January 28, 2020 and the principal balance of the May 2019 Investor Note increasing by 10% on May 23, 2020.

During the three-month period ended March 31, 2021, the May 2019 Investor converted a total of $nil (December 31, 2020-$15,000) of his May 2019 Note. And, on January 21, 2021, the May 2019 Investor converted the remaining balance of his May 2019 Investor Note for 846,154 common shares of the company. This satisfies in full all obligations due and owing under the May 2019 Investor Note. This resulted in a gain on forgiveness of debt of $95,346, including accrued interest of $73,346, disclosed as other income in the interim condensed consolidated statements of operations and comprehensive loss.

(c)

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

The Company initially reserved 5,604,000 of its authorized and unissued Common Stock (the "July 2019 Reserved Amount"), free from pre-emptive rights, to provide for the issuance of Common Stock upon the full conversion of the July 2019 Investor Note. Upon full conversion of the July 2019 Investor Note, any shares remaining in such reserve were cancelled.

As a result of the January 2019 Investor Notes, the March 2019 Investor Notes and the May 2019 Investor Note not having been repaid by their respective due dates, these defaults resulted in the interest rate on the July 2019 Investor Note increasing from 12% to 24% annually, effective January 28, 2020 and the principal balance of the July 2019 Investor Note increasing by 10% on July 19, 2020.

On January 21, 2021, the July 2019 Investor converted the remaining balance of his July 2019 Investor Note for 653,846 common shares of the company. This satisfies in full all obligations due and owing under the July 2019 Investor Note. This resulted in a gain on forgiveness of debt of $69,882, including accrued interest of $52,882, disclosed as other income in the interim condensed consolidated statements of operations and comprehensive loss

(d)

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

The maturity date of the October 2019 Investor Note was October 17, 2020. The October 2019 Investor Note bears interest at a rate of twelve percent (12%) per annum (the "October 2019 Interest Rate"), which interest shall be paid by the Company to the October 2019 Investor in Common Stock at any time the October 2019 Investor sends a notice of conversion to the Company. The October 2019 Investor is entitled to, at its option, convert all or any amount of the principal amount and any accrued but unpaid interest of the October 2019 Investor Note into Common Stock, at any time, at a conversion price for each share of Common Stock equal to 65% multiplied by the lowest trading price (as defined in the Note) of the Common Stock as reported on the National Quotations Bureau OTC Marketplace exchange upon which the Company's shares are traded during the twenty (20) consecutive Trading Day period immediately preceding (i) the applicable October 2019 Effective Date; or (ii) the conversion date.

SusGlobal Energy Corp. Notes to the Interim Condensed Consolidated Financial Statements March 31, 2021 and 2020 (Expressed in United States Dollars) (unaudited)

11. Convertible Promissory Notes, (continued)

The Company initially reserved 22,153,000 of its authorized and unissued Common Stock (the "October 2019 Reserved Amount"), free from pre-emptive rights, to provide for the issuance of Common Stock upon the full conversion of the October 2019 Investor Note. Upon full conversion of the October 2019 Investor Note, any shares remaining in such reserve were cancelled.

As a result of the January 2019 Investor Notes, the March 2019 Investor Notes, the May 2019 Investor Note and the July 2019 Investor Note not having been repaid by their respective due dates, these defaults resulted in the interest rate on the October 2019 Investor Note increasing from 12% to 24% annually, effective January 28, 2020. On January 21, 2021, the October 2019 Investor converted the remaining balance of its October 2019 Investor Note for 600,000 common shares of the company. This satisfies in full all obligations due and owing under the October 2019 Investor Note. This resulted in a gain on forgiveness of debt of $58,591, including accrued interest of $42,991, disclosed as other income in the interim condensed consolidated statements of operations and comprehensive loss.

(e)

On March 31, 2021, the Company entered into a securities purchase agreement (the "March 2021 SPA") with one investor (the "March 2021 Investor") pursuant to which the Company issued to the March 2021 Investor one 10% unsecured convertible promissory note (the "March 2021 Investor Note") in the principal amount of $275,000. On this date, the Company received proceeds of $245,000, net of transaction related expenses of $30,000. In addition, the March 31, 2021 Investor was issued 200,000 common shares immediately subsequent to the issue date, determined to be valued at $66,000, based on the closing trading price at the time.

The maturity date of the March 2021 Investor Note is September 30, 2021. The March 2021 Investor Note bears interest at a rate of ten percent (10%) per annum (the "March 2021 Interest Rate"), which shall be paid by the Company to the March 2021 Investor in Common Stock at any time the March 2021Investor sends a notice of conversion to the Company. The March 2021 Investor is entitled to, at its option, convert all or any amount of the principal amount and any accrued but unpaid interest of the March 2021 Investor Note into Common Stock, at a conversion price of $0.20 per share. The original terms of the March 31, 2021 Investor Note may be prepaid until 180 days from its issue date at a prepayment premium of 125%.

The original terms of the convertible promissory notes described in paragraphs (a) through (e) above may be prepaid until 180 days from their applicable effective date with the following penalties: (i) if any of the convertible promissory notes are prepaid within sixty (60) days following their applicable effective date, then the prepayment premium shall be 125% of the face amount plus any accrued interest; (ii) if any of the convertible promissory notes are prepaid during the period beginning on the date which is sixty-one (61) days following their applicable effective date, and ending on the date which is ninety (90) days following their applicable effective date, then the prepayment premium shall be 135% of the face amount plus any accrued interest; (iii) if any of the convertible promissory notes are prepaid during the period beginning on the date which is ninety-one (91) days following their applicable effective date, and ending on the date which is one hundred eighty (180) days following their applicable effective date, then the prepayment premium shall be 145% of the face amount plus any accrued interest. Such prepayment redemptions must be closed and funded within three days of giving notice of prepayment or the right to prepay shall be forfeited.

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

SusGlobal Energy Corp. Notes to the Interim Condensed Consolidated Financial Statements March 31, 2021 and 2020 (Expressed in United States Dollars) (unaudited)

11. Convertible Promissory Notes, (continued)

The convertible promissory notes described above contain certain representations, warranties, covenants and events of default including if the Company is delinquent in its periodic report filings with the Securities and Exchange Commission which would increase the amount of the principal and interest rates under the convertible promissory notes in the event of such defaults. In the event of a default, at the option of the applicable investor and in their sole discretion, the applicable investor may consider any of their convertible promissory notes immediately due and payable.

For the three-month period ended March 31, 2021, the Company recorded interest of $14,756 (2020-$183,482, interest and default amounts). As at March 31, 2021, $nil (December 31, 2020-$316,048) of accrued interest is included in accrued liabilities in the interim condensed consolidated balance sheets. In addition, during the three-month period ended March 31, 2021, $32,444 (2020-$5,311) of accrued interest was converted.

Refer also to going concern, note 2.

12. Loan Payable to Related Party

	March 31, 2021	December 31, 2020

Director	$18,290	$33,772

The balance owing to director, is unsecured, non-interest bearing and due on demand.

During the three-month period ended March 31, 2021, the director's company, Travellers, converted a total of $205,321 (C$261,620) (December 31, 2020-$nil; C$nil) of loans provided during the period and $80,323 (C$101,700) of accounts payable owing to Travellers for 1,005,728 common shares.

13. Capital Stock

As at March 31, 2021, the Company had 150,000,000 common shares authorized with a par value of $.0001 per share and 89,184,951 (2020-82,860,619) common shares issued and outstanding.

For the three-month period ended March 31, 2021, the Company issued 3,175,124 common shares on the conversion of convertible promissory notes, in the amount of $713,716, including accrued interest and related costs of $32,716. The share conversion prices ranged from $0.156 to $0.26 per share. The Company also issued 1,005,728 common shares on the conversion of loans payable and accounts payable to related party (Travellers), in the amount of $285,644 (C$363,320).

In addition, the Company raised $157,620 (C$200,000) on a private place for 630,480 common shares at an issue price of $0.25 per share. Further, 63,000 common shares of the Company were issued for professional services valued at $24,219, based on the closing trading prices on issuance, disclosed as stock-based compensation in the interim condensed consolidated statements of operations and comprehensive loss.

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2021 and 2020
(Expressed in United States Dollars)
(unaudited)

13. Capital Stock, (continued)

On March 31, 2021, the Company issued a convertible promissory note to an investor, the March 2021 Investor, and issued, subsequent to March 31, 2021, 200,000 common shares, representing financing fees valued at $66,000, based on the closing trading price on issuance, disclosed under note 11(e), convertible promissory notes.

On January 4, 2021, the Company issued 1,000,000 common shares to the CEO and 50,000 common shares to the CFO in connection with their executive consulting agreements, valued at $217,035, based on the closing trading price on issuance. Included under management stock-based compensation in the interim condensed consolidated statements of operations and comprehensive loss, is an amount of $54,259, representing that portion of the stock-based compensation for the period. Also, on January 4, 2021, the Company issued 400,000 common shares on proceeds previously received on a conversion of debt in December 2020.

During the year ended December 31, 2020, the convertible promissory note holders converted a total of $181,058 of their convertible notes, including accrued interest and related costs of $20,910 for 27,118,109 common shares. The share conversion prices ranged from $0.0036 to $0.0176 per share. On December 31, 2020, the Company issued 287,984 (2019-80,000 common shares) in the amount $60,670 to certain independent directors for their 2019 and 2020 services. In addition, the Company issued a total of 15,000 common shares to employees in the amount of $2,550 and 3,184,992 common shares on the conversion of loans payable to related party.

The Company canceled the 529,970 shares previously held by BDO Canada Limited, whose shares were returned to the Company on April 1, 2020, in the amount of $7,036. Further, on January 10, 2020, the CEO's remaining RSUs were exchanged into 1,000,000 common shares of the Company. In addition, on December 21, 2020, the Company received a notice of conversion from one of the January 2019 Investors in the amount of $7,830 plus legal fees of $750. The 400,000 common shares on this conversion were issued on January 4, 2021, as noted above.

14. Commitments

a)

Effective January 1, 2021, new executive consulting agreements were finalized for the services of the CEO and the CFO, for two years and one year, respectively. The CEO's monthly fee is $23,856 (C$30,000) for 2021 and 2022 $31,808 (C$40,000) for 2022 and for the CFO $6,362 (C$8,000).  The future minimum commitment under these consulting agreements, is as follows:

	For the nine-month period ending December 31, 2021	$271,962
	For the year ended December 31, 2022	381,696
		$653,658

b)

The Company has agreed to lease its office premises from Haute on a month-to-month basis, at the monthly rate of $5,566 (C$7,000). The Company is responsible for all expenses and outlays in connection with its occupancy of the leased premises, including, but not limited to utilities, realty taxes and maintenance.

c)

The Company was assigned the land lease on the purchase of certain assets of Astoria Organic Matters Ltd., and Astoria Organic Matters Canada LP. The land lease, which comprises 13.88 acres in Roslin, Ontario, Canada, has a term expiring March 31, 2034. The basic monthly rent on the net lease is $2,386 (C$3,000) and is subject to adjustment based on the consumer price index as published by Statistics Canada ("CPI"). To date, no adjustment for CPI has been charged. The Company is also responsible for any property taxes, maintenance, insurance and utilities. In addition, the Company has the right to extend the lease for five further terms of five years each and one further term of five years less one day. As the Company acquired the business of 1684567, the previous landlord, in 2019, there are no future commitments for this lease. The Company is responsible through a special provision of the site plan agreement with the City of Belleville (the "City"), Ontario, Canada, that it is required to fund road maintenance required by the City through to September 30, 2025 at an annual rate of $7,952 (C$10,000). The future minimum commitment is as follows:

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2021 and 2020
(Expressed in United States Dollars)
(unaudited)

14. Commitments, (continued)

For the nine-month period ending December 31, 2021	$7,952
For the year ending December 31, 2022	7,952
For the year ending December 31, 2023	7,952
For the year ending December 31, 2024	7,952
For the year ending December 31, 2025	7,952

$39,760

d)	On February 10, 2021, the Company signed an Agreement of Purchase and Sale (the "APS") for certain assets located in Hamilton, Ontario for $3,578,400 (C$4,500,000), including a vendor take-back mortgage of $1,590,400 (C$2,000,000) at an annual interest rate of 2% maturing two years after closing. A deposit of $159,040 (C$200,000) was paid by the Company on February 10, 2021. The APS was amended on April 8, 2021, to revise the closing date to June 4, 2021, subject to successful completion of the due diligence process and the completion of the Phase II Environmental Site Assessment at a cost of $39,601 (C$49,800), plus applicable harmonized sales taxes, expected on or before May 19, 2021. On May 20, 2021, the Company and the vendor signed a waiver and amending agreement, waiving the due diligence process and revising the closing date to June 16, 2021.

PACE has provided the Company a letter of credit in favor of the MECP in the amount of $220,136 (C$276,831) and, as security, has registered a charge of lease over the premises, located at 704 Phillipston Road, Roslin, Ontario, Canada. The Company is required to provide for environmental remediation and clean-up costs for its organic waste processing and composting facility.

The letter of credit is a requirement of the MECP and is in connection with the financial assurance provided by the Company for it to be in compliance with the MECPs environmental objectives. The MECP regularly evaluates the Company's organic waste processing and composting facility to ensure compliance is adhered to and the letter of credit is subject to change by the MECP. The Company is currently updating its financial assurance with the MECP. As a result of audits conducted by the MECP in December of 2020, the Company has accrued estimated and actual costs for corrective measures as a result of the MECP's audits totaling $630,171 (C$792,469). Of this accrual, $56,544 (C$71,584) has been charged to operations in the current period. The balance of $214,704 (C$270,000) is disclosed as deferred assets. As at March 31, 2021, the MECP has not drawn on the letter of credit. The letter of credit was renewed and will remain in effect to September 30, 2021, unless terminated by PACE.

15. Other Income

	March 31, 2021	March 31, 2020
(a) Gain on forgiveness of convertible promissory notes	$359,460	$-
(b) Gain on disposal of long-lived assets	45,349	-
	$404,809	$-

(a) On January 19, 2021, the remaining March 2019 Investor and the Company reached an agreement for payment in full of all obligations due and owing under his convertible promissory notes by payments totaling $550,000, $50,000 on January 20, 2021, $200,000 on or before March 1, 2021, which was converted to 1,075,124 common shares on March 11, 2021 and $300,000 on or before March 31, 2021. The payment due on or before March 31, 2021 was extended to April 29, 2021. As of May 21, 2021, this amount has not been paid. This resulted in a gain on forgiveness of the remaining March 2019 Investor Notes, in the amount of $135,641, including accrued interest of $129,141. Refer to note 11(a), convertible promissory notes.

And on January 20, 2021, the May 2019 Investor, the July 2019 Investor and the October 2019 Investor accepted in full 2,100,000 common shares of the Company representing payment in full of all obligations due and owing under their convertible promissory notes. This resulted in a gain on forgiveness of convertible promissory notes of $223,819, including accrued interest of $169,219. Refer to note 11(b) (c) and (d), convertible promissory notes.

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2021 and 2020
(Expressed in United States Dollars)
(unaudited)

15. Other Income, (continued)

(b) On January 8, 2021, the Company disposed of certain long-lived assets for proceeds of $47,394 (C$60,000) and realized a gain on disposal of $45,349 (C$57,411). The long-lived assets were maintained at landfills the Company managed up until early January 2021. Prior to disposal, the long-lived assets were disclosed under machinery and equipment in note 6, long-lived assets, net.

16. Economic Dependence

The Company generated 82% of its revenue from three customers, during the three-month period ended March 31, 2021 (2020-86% from six customers).

17. Legal Proceedings

From time to time, the Company may become involved in litigation relating to claims arising from the ordinary course of business. Management believes that there are currently no claims or actions pending against us, the ultimate disposition of which would have a material adverse effect on our results of operations, financial condition or cash flows.

The Company has a claim against it for unpaid legal fees in the amount $51,880 (C$65,241). The amount is included in accounts payable on the Company's consolidated balance sheets.

On September 24, 2020, the Company filed a statement of claim against the former chief executive officer and his company, LFGC, which was defended and counterclaimed. The Company's claim relates to damages for breach of contract, non-performance of contractual duties, breach of fiduciary duty, misrepresentation and breach of a duty of fidelity in the amount of $795,200 (C$1,000,000).

On October 26, 2020, the Company received a statement of defense and counterclaim from the defendants in response to the Company's statement of claim. The defendants are seeking $408,852 (C$514,150) in special damages and $397,600 (C$500,000) in punitive and exemplary damages. The Company filed its reply and defense to counterclaim on November 13, 2020. The plaintiffs by counterclaim filed their defense to counterclaim on November 23, 2020, denying all claims in the Company's reply and defense to counterclaim. Included in accounts payable on the Company's interim condensed consolidated balance sheets is an amount for unpaid fees to the former chief executive officer in the amount of $314,502 (C$395,500).

18. Subsequent Events

The Company's management has evaluated subsequent events up to the date the interim condensed consolidated financial statements were issued, pursuant to the requirements of ASC 855 and has determined the following to be material subsequent events:

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2021 and 2020
(Expressed in United States Dollars)
(unaudited)

18. Subsequent Events, (continued)

(a)

On April 1, 2021, the Company entered into a securities purchase agreement with an investor (the "April 2021 Investor"), in which the Company issued a 10% unsecured convertible promissory note in the aggregate principal amount of $275,000 to the April 2021 Investor, due September 30, 2021, convertible at any time after issuance at a per share price at $0.20. In addition, the April 2021 Investor received 200,000 common shares of the Company on issuance. On April 5, 2021, the Company received $245,000, net of transaction related expenses of $30,000.

(b)	On April 7, 2021, the Company paid the final deposit of $35,142 (C$44,193) for the purchase of the truck and hauling trailer and took delivery on April 8, 2021. The balance of the purchase price $159,040 (C$200,000) was financed over forty-eight months at a monthly repayment amount of $3,659 (C$4,601).

(c)

On May 7, 2021, the Company received a signed letter of intent for the purchase of the shares of two corporations which own proprietary processes, manufacture liquid organic fertilizers and other products.

The total purchase price will be $15,904,000 (C$20,000,000) consisting of fifty percent in cash and fifty percent in common stock of the Company. The transaction is set to close on August 31, 2021.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this Management's Discussion and Analysis ("MD&A"), other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "would," "expect," "intend," "could," "estimate," "should," "anticipate," or "believe," and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. Readers should carefully review the risk factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the Securities and Exchange Commission on April 15, 2021.

The following MD&A is intended to help readers understand the results of our operation and financial condition, and is provided as a supplement to, and should be read in conjunction with, our Interim Unaudited Financial Statements and the accompanying Notes to Interim Unaudited Financial Statements under Part 1, Item 1 of this Quarterly Report on Form 10-Q.

Growth and percentage comparisons made herein generally refer to the three-month period ended March 31, 2021 compared with the three-month period ended March 31, 2020 unless otherwise noted. Unless otherwise indicated or unless the context otherwise requires, all references in this document to "we, "us, "our," the "Company," and similar expressions refer to SusGlobal Energy Corp., and depending on the context, its subsidiaries.

SPECIAL NOTICE ABOUT GOING CONCERN AUDIT OPINION

OUR AUDITOR ISSUED AN OPINION EXPRESSING SUBSTANTIAL DOUBT AS TO OUR ABILITY TO CONTINUE IN BUSINESS AS A GOING CONCERN FOR THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019. YOU SHOULD READ THIS QUARTERLY REPORT ON FORM 10-Q WITH THE "GOING CONCERN" ISSUES IN MIND.

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

The Coronavirus Outbreak (“COVID-19”) May Adversely Affect Our Business Operations and Financial Condition

In December 2019, COVID-19 was reported. On March 11, 2020, the World Health Organization characterized COVID-19 as a pandemic.  Developments in this area continue daily at the local, provincial and national levels.  The Company has taking steps, consistent with directions from local, provincial and federal authorities, to mitigate known risks with the health and safety of its employees and customers as its first priority. The outbreak of COVID-19 was declared a national emergency. Many provinces and municipalities in Canada, announced aggressive actions to reduce the spread of COVID-19, including limiting non-essential gatherings of people, ceasing all non-essential travel, ordering certain businesses and government agencies to cease non-essential operations at physical locations and issuing "social or physical distancing" orders, which direct individuals to remain at their places of residence (subject to limited exceptions). COVID-19 poses the risk that we or our employees, contractors, customers, government and third-party payors and others may be prevented from conducting business activities for an indefinite period of time, including due to spread of the disease within these groups or due to shutdowns that have been and may continue to be requested or mandated by governmental authorities.

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

The Company is fortunate that its operations have not been forced to close as we're considered an essential service. In the early stages of COVID-19, the receipt of organic waste had increased, the likely impact of the requirement for the public to stay in their residences, unless they themselves are employed in an essential business or service. A broad, sustained outbreak of COVID-19 will negatively impact our results and financial condition for the following reasons: (i) a large percentage of our customers are municipalities and their limited operations have resulted in a delay in the collection of outstanding receivables in the early months of COVID-19, impacting our cash flows, including the use of cash (ii) members of the board, management or employee team, some of whom are particularly at-risk for the severe symptoms of COVID-19, or of our small number of other employees, may become ill or have family members who are ill and are absent as a result, or they may elect not to come to work due to the illness affecting others in our office or facility (iii) the outbreak may materially impact our operations for a sustained period of time due to the current travel bans and restrictions, quarantines, social or physical distancing orders and shutdowns.

The occurrence of any of the these noted events and potentially others, could have a material adverse effect on our business, financial condition and results of operations. The COVID-19 outbreak and mitigation measures have had and may continue to have an adverse impact on global economic conditions which could have an adverse effect on our business and financial condition. The extent to which the COVID-19 outbreak impacts our results will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of COVID-19, the variants and the actions to contain its impact.

To date, there has been no material impact on the Company's workforce, operations, financial performance, liquidity, or supply chain as a result of COVID-19.  However, the ultimate duration and severity of COVID-19 or its effects on the economy, the capital and credit markets, or the Company's workforce, customers, and suppliers, as well as governmental and regulatory responses, are uncertain.

RECENT BUSINESS DEVELOPMENTS

On May 7, 2021, the Company received a signed letter of intent for the purchase of the shares of two corporations which own proprietary processes, manufacture liquid organic fertilizers and other products.

The total purchase price will be $15,904,000 (C$20,000,000) consisting of fifty percent in cash and fifty percent in common stock of the Company. The transaction is set to close on August 31, 2021.

On April 28, 2021, the Company announced that it had received a (B-) score with scorecard from Circulytics®, launched by The Ellen MacArthur Foundation ("The Foundation"), a charity whose mission is to accelerate the transition to a circular economy.

The Foundation has developed this new digital tool to assess the circular economy performance of companies, which measures enablers within organizations. This measurement assists companies in achieving circular outcomes ("Circulytics" and the method used by Circulytics® being the "Circulytics Method"). The scorecard gives an overview of the company's progress on the journey towards the circular economy, by way of two overarching categories, 'Enablers' and 'Outcomes', as well as eleven themes within these categories, encouraging the company to improve and providing theme level scores to enable the company to prioritize certain activities.

On April 8, 2021, the Company completed the purchase of its new truck and hauling trailer for a total purchase price of $173,622 (C$218,338), plus the applicable harmonized sales taxes and administrative costs. The Company paid deposits of $39,118 (C$49,193) on this purchase and financed the balance over a period of forty-eight months at a monthly principal and interest payment of $3,659 (C$4,601) at an interest rate of 4.95% per annum.

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

On February 10, 2021, the Company signed an Agreement of Purchase and Sale (the "APS") for certain assets for $3,578,400 (C$4,500,000), including a vendor take-back mortgage of $1,590,400 (C$2,000,000) at an annual interest rate of 2% maturing two years after closing. A deposit of $157,080 (C$200,000) was paid by the Company on February 10, 2021. The APS was amended on April 8, 2021, to revise the closing date to June 4, 2021, subject to successful completion of the due diligence process and the completion of the Phase II Environmental Site Assessment at a cost of $39,601 C$49,800), plus applicable harmonized sales taxes, expected on or before May 19, 2021. On May 20, 2021, the Company and the vendor signed a waiver and amending agreement, waiving the due diligence process and revising the closing date to June 16, 2021.

Purchase of Additional Lands

On November 12, 2020, the Company acquired additional lands described in the Company's Share Purchase Agreement (the "SPA") of 1684567 Ontario Inc. ("1684567"), in May of 2019. The additional lands include a 6.60-acre licensed gravel pit and a 0.20 acre right of way for a purchase price of $166,992 (C$210,000) plus the applicable harmonized sales tax. The Company is now the owner of a 49-acre land parcel at its Belleville, Ontario, Canada, organic waste processing and composting facility. The purchase was funded through an additional advance of $556,640 (C$700,000) on its 1st. mortgage. The funds received, $412,898 (C$519,238), were net of financing fees of $58,626 (C$73,725) and expenses including accrued interest, property taxes and other disbursements of $90,134 (C$114,762). The new first mortgage of $2,624,160 (C$3,300,000) was registered on November 12, 2020. The terms of the new 1st. mortgage are as noted under long-term debt, note 9(d) to the interim condensed consolidated financial statements, including an interest rate at the higher of the Royal Bank of Canada's prime rate plus 7.55% (currently 10% per annum) and 10% per annum, and the principal amount is due December 1, 2021.  Management used a portion of the additional advance to satisfy certain obligations with Pace Savings and Credit Union Limited ("PACE").

Business Acquisition

Effective May 24, 2019, the Company purchased all the issued and outstanding shares of 1684567. The transaction closed on May 28, 2019. The purchase consideration consisted of cash from working capital of $121,845 (C$163,836) and cash from a third-party mortgage obtained in the amount of $1,258,273 (C$1,691,910), net of financing fees of $84,894 (C$108,090)). The total purchase price includes the original offer of $1,314,304 (C$1,767,250) and reimbursement of vendor's expenses of $65,814 (C$88,496). The original first mortgage payable on this business acquisition had a principal amount of $1,431,360 (C$1,800,000). The terms of the first mortgage are as noted above. The first mortgage is secured by the shares held of 1684567, the land held having a total carrying value of $1,676,282 (C$2,108,000) and a general assignment of rents. In addition, on December 19, 2019, the Company received an additional advance of $628,320 (C$800,000) from one of the same private lenders and additional private lenders. Financing fees on the additional, advance totaled $34,469 (C$43,887) on the same terms and conditions.

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

SusGlobal Receives a Certificate of Registration for the Trademark EARTH's JOURNEY® and the Trademark CARING FOR EARTH'S JOURNEY®

On November 24, 2020, the Company received a Certificate of Registration from the United States Patent and Trademark Office for the trademark EARTH's JOURNEY® and trademark CARING FOR EARTH'S JOURNEY® (the "Marks"). The Marks were registered under Registration Number 6,197,171 and Registration Number 6,195,955 on November 10, 2020 on the Supplemental Register. The registrations will be in effect for an initial term of ten years, expiring November 10, 2030, with the option of renewing the registrations for successive ten-year terms. Now that the Marks are registered, it is permitted to use indicia of registration (e.g. ®, or phrases such as "Reg U.S. Pat. And T.M. Office").

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

Energy Retrofit Program

On January 15, 2020, the Independent Electrical System Operator (the "IESO") pre-approved the Company's Save on Energy Retrofit Program Application (the "Program"). The total cost of the Program was $94,384 ($C118,692). As the Program was successfully completed, the Company, on April 15, 2021, received the hydro grant from the IESO of $46,512 (C$58,491), plus the applicable harmonized sales taxes. The Program was designed to realize a savings of approximately 50% in hydro costs annually, with an overall return on investment estimated at 125%.

Financings

(a) Securities Purchase Agreements

On April 1, 2021, the Company entered into a securities purchase agreement with an investor (the "April 2021 Investor"), in which the Company issued to the investor a 10% unsecured convertible promissory note (the "April 2021 Investor Note") in the aggregate principal amount of $275,000, due September 30, 2021, convertible at any time after issuance at a per share price of $0.20. In addition, the April 2021 Investor received 200,000 common shares of the Company, on issuance of the April 2021 Investor Note. On April 5, 2021, the Company received $245,000, net of transaction related expenses of $30,000.

On March 31, 2021, the Company entered into a securities purchase agreement with an investor (the "March 2021 Investor"), in which the Company issued to the investor a 10% unsecured convertible promissory note (the "March 2021 Investor Note") in the aggregate principal amount of $275,000, due September 30, 2021, convertible at any time after issuance at a per share price of $0.20. In addition, the March 2021 Investor received 200,000 common shares of the Company, on issuance of the March 2021 Investor Note. On March 31, 2021, the Company received $245,000, net of transaction related expenses of $30,000.

On January 20, 2021, the May 2019 Investor, the July 2019 Investor and the October 2019 Investor reached an agreement with the Company and on January 21, 2021 converted the remaining balances of their convertible promissory notes, totaling $546,000 for 2,100,000 common shares of the Company, at a conversion price of $0.26 per share. This satisfies in full all obligations due and owing on their convertible promissory notes. This resulted in a gain on forgiveness of debt of $223,819, including accrued interest of $169,219, disclosed as other income in the interim condensed consolidated statements of operations and comprehensive loss.

On January 19, 2021, the remaining March 2019 Investor and the Company reached an agreement for payment in full of all obligations due and owing under its March 2019 Investor Notes by payments totaling $550,000, $50,000 paid on January 20, 2021, $200,000 on or before March 1, 2021, which was converted to 1,075,124 common shares on March 11, 2021 and $300,000 on or before March 31, 2021. The payment due on or before March 31, 2021 was extended to April 29, 2021. As of May 21, 2021, this amount has not been paid. As noted, the March 2019 Investor a total of $135,000 of one of his March 2019 Investor Notes, including accrued interest of $32,444 and related expense of $275 into 1,075,124 common shares of the Company, a conversion price of $0.156 per share. The balance of the convertible promissory note was forgiven by the March 2019 Investor resulting in a forgiveness of debt of $135,641, including accrued interest of $129,141, disclosed under other income in the interim condensed consolidated financial statements.

(b) Pace Savings & Credit Union Limited ("PACE")

On February 18, 2021, PACE and the Company reached a new agreement to repay all amounts owing to PACE on or before July 30, 2021. Management continues discussions with equity investors and a Canadian chartered bank to re-finance its remaining obligations to PACE and repay other creditors. In addition, the letter of credit the Company has with PACE in favor of the Ministry of the Environment, Conservation and Parks (the "MECP"), was renewed and will remain in effect to September 30, 2021, unless terminated by PACE. On April 3, 2020, the shares previously pledged as security to PACE, were released and are currently held as security for the personal guarantee from the CEO and charge against the Haute leased premises.

The remaining PACE long-term debt was initially payable as noted below:

(i)

The credit facility bears interest at the PACE base rate of 7.00% plus 1.25% per annum, currently 8.25%, is payable in monthly blended installments of principal and interest of $6,969 (C$8,764) and matures on September 2, 2022. The first and only advance on the credit facility on February 2, 2017, in the amount of $1,272,320 (C$1,600,000), is secured by a business loan general security agreement, a $1,272,320 (C$1,600,000) personal guarantee from the CEO and a charge against the Haute leased premises. Also pledged as security are the shares of the wholly-owned subsidiaries, and a limited recourse guarantee against each of these parties. As noted above, the pledged shares were delivered by PACE and are currently held as security for the personal guarantee from the CEO and charge against the Haute leased premises. The credit facility is fully open for prepayment at any time without notice or bonus.

(ii)

The credit facility advanced on June 15, 2017, in the amount of $477,120 (C$600,000), bears interest at the PACE base of 7.00% plus 1.25% per annum, currently 8.25%, is payable in monthly blended installments of principal and interest of $3,897 (C$4,901), and matures on September 2, 2022. The credit facility is secured by a variable rate business loan agreement on the same terms, conditions and security as noted above.

(iii)

The corporate term loan advanced on September 13, 2017, in the amount of $2,961,442 (C$3,724,147), bears interest at PACE base rate of 7.00% plus 1.25% per annum, currently 8.25%, is payable in monthly blended installments of principal and interest of $23,626 (C$29,711), and matures September 13, 2022. The corporate term loan is secured by a business loan general security agreement representing a floating charge over the assets and undertakings of the Company, a first priority charge under a registered debenture and a lien registered under the Personal Property Security Act in the amount of $3,181,578 (C$4,000,978) against the assets including inventory, accounts receivable and equipment. The corporate term loan also included an assignment of existing contracts included in the asset purchase agreement.

For the three-month period ended March 31, 2021, $77,265 (C$97,816) (2020-$76,749; C$103,116), in interest was incurred on the PACE long-term debt. As at March 31, 2021 $42,686 (C$$53,680) (December 31, 2020-$18,319; C$23,325) in accrued interest is included in accrued liabilities.

(c) Other Financings

(i)

The Company obtained a 1st. mortgage provided by private lenders to finance the acquisition of the shares of 1684567 and to provide funds for additional financing needs, received in three tranches totaling $2,624,160 (C$3,300,000) (December 31, 2020-$2,591,820; C$3,300,000). The 1st. mortgage is repayable interest only on a monthly basis at an annual rate of the higher of the Royal Bank of Canada's prime rate plus 6.05% per annum (currently 8.50%) and 10% per annum with a maturity date of December 1, 2021. The mortgage payable is secured by the shares held of 1684567, a first mortgage on the land described in note 6, long-lived assets, in the interim condensed consolidated balance sheets with a carrying value of $1,676,282 (C$2,108,000) and a general assignment of rents. Financing fees on the mortgage totaled $179,478 (C$225,702).  As at March 31, 2021 $42,418 (C$53,342) (December 31, 2020-$36,215; C$46,110) of accrued interest is included in accrued liabilities in the interim condensed consolidated balance sheets. In addition, as at March 31, 2021 there is $37,211 (C$46,794) (December 31, 2020-$50,253; C$63,984) of unamortized finance fees included in long-term debt in the interim condensed consolidated balance sheets.

For the three-month period ended March 31, 2021, $62,530 (C$79,162) (2020-$48,380; C$65,000) in interest was incurred on the mortgage payable.

(ii)

As a result of COVID-19, the Government of Canada launched the Canada Emergency Business Account (the "CEBA"), a program to ensure that small businesses have access to the capital they need to see them through the current challenges and better position them to quickly return to providing services to their communities and creating employment. The program is administered by Canadian chartered banks and credit unions.

The Company has received a total of $79,520 (C$100,000) under this program, from its Canadian chartered bank.

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

(iii)

On August 4, 2020, the Company received an advance in the amount of $82,992 (C$110,700) from a private lender. The advance was repayable weekly at an amount of $4,881 (C$6,138). The amount was paid in full on January 26, 2021. For the three-month period ended March 31, 2021, the Company incurred interest charges of $697 (C$883) (2020-$nil; C$nil).

(iv)

During the three-month period ended March 31, 2021, Travellers International Inc. ("Travellers"), a company controlled by the president and chief executive officer (the "CEO") of the Company, who is also a director, loaned the Company $205,321 (C$261,620). The loans were converted along with of $80,323 (C$101,700) of accounts payable owing to Travellers into 1.005,728 common shares of the Company based on the closing trading price of the shares on conversion.

There are no written agreements evidencing the Travellers loans other than resolutions of the Board with attached loan schedules.

(d) Financings Related to Obligations Under Capital Lease

There were no new capital leases entered into by the Company during the three-month period ended March 31, 2021.The original terms of the obligations under capital lease are noted below under paragraphs (i), (ii) and (iii).

(i)

The lease agreement for certain equipment for the Company's organic waste processing and composting facility at a cost of $227,944 (C$286,650), is payable in monthly blended installments of principal and interest of $4,644 (C$5,840), plus applicable harmonized sales taxes and an option to purchase the equipment for a final payment of $22,743 (C$28,600), plus applicable harmonized sales taxes on October 31, 2021. The lease agreement bears interest at the rate of 5.982% annually, compounded monthly, due September 30, 2021.

(ii)

The lease agreement for certain equipment for the Company's organic composting facility at a cost of $196,772 (C$247,450 ), is payable in monthly blended installments of principal and interest of $4,070 (C$5,118), plus applicable harmonized sales taxes for a period of forty-six months plus the first two monthly blended installments of $7,952 (C$10,000) plus applicable harmonized sales taxes and an option to purchase the equipment for a final payment of $ 19,626 (C$24,680) plus applicable harmonized sales taxes on February 27, 2022. The leasing agreement bears interest at the rate of 6.15% annually, compounded monthly, due January 27, 2022.

(iii)

The lease agreement for certain equipment for the Company's organic waste processing and composting facility at a cost of $309,850 (C$389,650), is payable in monthly blended installments of principal and interest of $5,449 (C$6,852), plus applicable harmonized sales taxes for a period of fifty-nine months plus an initial deposit of $15,467 (C$19,450) plus applicable harmonized sales taxes and an option to purchase the equipment for a final payment of a nominal amount of $80 (C$100) plus applicable harmonized sales taxes on February 27, 2025. The leasing agreement bears interest at the rate of 3.59% annually, compounded monthly, due February 27, 2025.

For the three-month period ended March 31, 2021, $4,093 (C$5,181) (2020-$3,089; C$4,150) in interest was incurred.

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

Asset Purchase

On September 15, 2017, the Company entered into an asset purchase agreement (the "APA) with Astoria Organic Matters Ltd., and Astoria Organic Matters Canada LP ("Astoria"), pursuant to which the Company purchased certain assets of Astoria from the court appointed receiver of Astoria, BDO Canada Limited (the "Receiver"). The purchase price for the composting buildings, Gore cover system, driveway and paving, office trailer, certain machinery and equipment, computer equipment, computer software and intangible assets (the "Assets") consisted of cash of $3,167,250 (C$4,100,000), funded by PACE and 529,970 restricted common shares of the Company, determined to be valued at $529,970 (C$$700,000) based on private placement pricing at the time. In addition, legal costs of $22,598 (C$29,253) in connection with acquiring the Assets are included in the cost of the organic composting facility. In addition, the Company purchased certain accounts receivable which it was required to collect, totaling $134,529 (C$174,147) and a deposit with a local municipality in the amount of $38,625 (C$50,000).

Other

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

The Company's activities all contribute to GHG reductions, so we will be a key part of Ontario's initiative. The Company has also contacted counterparties in Quebec and California to explore opportunities for relevant projects. SusGlobal is committed to making all its commercial activities carbon neutral. New Cap and Trade regulations became effective January 2017. On July 3, 2018, the new premier of the Province of Ontario announced the end of the Cap-and-Trade program in Ontario. In January 2019, a Climate Change Leadership Team (the "CCLT") was established. The CCLT is a cross-ministry group responsible for embedding climate change in government procurement, building understanding and capacity within government, and creating a process to update internal directives and guidance to help ensure climate change is considered.

Operations

The Company owns the Environmental Compliance Approvals (the "ECAs") issued by the MECP from the Province of Ontario, in place to accept up to 70,000 metric tonnes ("MT") of waste annually from the provinces of Ontario, Quebec and from New York state, and to operate a waste transfer station with the capacity to process up to an additional 50,000 MT of waste annually. Once built, the location of the waste transfer station will be alongside the organic waste processing and composting facility which is currently operating in Belleville, Ontario, Canada.

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

Organic Composting Facility- As noted above, the Company's organic waste processing and composting facility, located in Belleville, Ontario Canada, has ECAs in place to accept up to 70,000 MT of waste annually and is currently in operation. Certain assets of the organic waste processing and composting facility, including the ECAs for the waste transfer station (not yet built), were acquired by the Company on September 15, 2017, from the Receiver for Astoria, under the APA. The Company charges tipping fees for the waste accepted at the organic waste composting facility based on arrangements in place with the customers and the type of waste accepted. Typical waste accepted includes, leaf and yard, biosolids, food, liquid, paper sludge and source separated organics. During three-month period ended March 31, 2021, tipping fees ranged from $55 (C$69) to $118 (C$150) per MT.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2021, the Company had a bank balance of $166,998 (December 31, 2020-$6,457) and current debt obligations and other current liabilities in the amount of $9,432,847 (December 31, 2020-$10,358,212). As at March 31, 2021, the Company had a working capital deficit of $8,436,550 (December 31, 2020-$9,830,314). The Company does not currently have sufficient funds to satisfy the current debt obligations.

On February 18, 2021, PACE and the Company reached a new agreement to repay all amounts owing to PACE on or before July 30, 2021. Management continues discussions with equity investors and a Canadian chartered bank to re-finance its remaining obligations to PACE and repay other creditors. In addition, the letter of credit the Company has with PACE in favor of the Ministry of the Environment, Conservation and Parks (the "MECP"), was renewed and will remain in effect to September 30, 2021, unless terminated by PACE. On April 3, 2020, the shares previously pledged as security to PACE, were released and are currently held as security for the personal guarantee from the CEO and charge against the Haute leased premises.

The Company's total assets as at March 31, 2021 were $6,108,081 (December 31, 2020-$5,758,303) and total current liabilities were $9,432,847 (December 31, 2020-$10,358,212). Significant losses from operations have been incurred since inception and there is an accumulated deficit of $13,775,129 as at March 31, 2021 (December 31, 2020 -$13,468,794). Continuation as a going concern is dependent upon generating significant new revenue and generating external capital and securing debt to satisfy its creditors' demands and to achieve profitable operations while maintaining current fixed expense levels.

To pay current liabilities and to fund any future operations, the Company requires significant new funds, which the Company may not be able to obtain. In addition to the funds required to liquidate the $9,432,847 in current debt obligations and other current liabilities, the Company estimates that approximately $13,000,000 must be raised to fund capital requirements and general corporate expenses for the next 12 months.

In the normal course of business, we are exposed to market risks, including changes in interest rates, certain commodity prices and Canadian currency rates. The Company does not use derivatives to manage these risks.

During the three-month period ended March 31, 2021, the investors of the unsecured convertible promissory notes, converted a total of $681,000 of their unsecured convertible promissory notes, along with a portion of their accrued interest and related costs of $32,719, a total of $713,719 for 3,175,124 common shares of the Company at prices ranging from $0.156 to $0.26 per share.

As at March 31, 2021, the current and long-term portions of our debt obligations totaled $7,335,890 (December 31, 2020-$7,922,532).

In addition, as at March 31, 2021, the Company had an outstanding letter of credit provided by PACE, in the amount of $220,136 (C$276,831), in favor of the MECP. The letter of credit is a requirement of the MECP and is in connection with the financial assurance provided by the Company, for it to be in compliance with the MECPs environmental objectives. The MECP regularly evaluates the Company's organic waste processing and composting facility to ensure compliance is adhered to and the letter of credit is subject to change by the MECP. The Company is currently updating its financial assurance with the MECP.  The letter of credit was renewed and will remain in effect to September 30, 2021, unless terminated by PACE.

CONSOLIDATED RESULTS OF OPERATIONS - FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2021 COMPARED TO THE THREE-MONTH PERIOD ENDED MARCH 31, 2020

	For the three-month periods ended
	March 31, 2021	March 31, 2020

Revenue	$192,660	$350,197

Cost of Sales
Opening inventory	24,740	5,389
Depreciation	136,560	113,109
Direct wages and benefits	71,059	76,183
Equipment rental, delivery, fuel and repairs and maintenance	105,893	61,302
Utilities	18,263	38,277
Outside contractors	-	3,573
	356,515	297,833
Less: closing inventory	(45,923)	(4,071)
Total cost of sales	310,592	293,762

Gross (loss) profit	(117,932)	56,435

Operating expenses
Management compensation-stock-based compensation	54,259	-
Management compensation-fees	90,049	51,357
Marketing	45,727	2,917
Professional fees	64,402	81,448
Interest expense and default amounts	163,874	312,291
Office and administration	75,215	55,685
Rent and occupancy	32,339	28,297
Insurance	15,002	18,179
Filing fees	18,959	13,880
Amortization of financing costs	13,578	92,538
Directors' compensation	10,664	(1,420)
Stock-based compensation	8,073	-
Repairs and maintenance	13,189	6,458
Foreign exchange (income) loss	(12,118)	150,095
Total operating expenses	593,212	811,725

Net loss from operating activities	(711,114)	(755,290)
Other Income	404,809	-
Net Loss	$(306,335)	$(755,290)

During the three-month period ended March 31, 2021, the Company generated $192,660 of revenue from its organic waste processing and composting facility and its garbage collection operations compared to $350,197 in the three-month period ended March 31, 2020. The reduction in revenue is primarily due to changes in the customer base including an expiring contract at prior year-end and reductions in certain waste disposed of by several customers. The majority of the revenue from the organic waste processing and composting facility relates to revenue from tipping fees charged for organic and other waste accepted and a lesser portion relating to the sale of compost processed.

In the operation of the organic waste processing and composting facility, the Company processes organic and other waste received and produces the end product, compost. The cost of producing the compost totaled $310, 592 for the three-month period ended March 31, 2021 compared to $293,762 for the three-month period ended March 31, 2020. These costs include equipment rental, delivery, fuel, repairs and maintenance, direct wages and benefits, depreciation, utilities and outside contractors. The additional costs include an estimate for the clean-up of certain waste as ordered by the MECP.

Operating expenses were reduced by $218,513, from $811,725 in the three-month period ended March 31, 2020 to $593,212 in the three-month period ended March 31, 2021, explained further below.

Management compensation related to stock-based compensation increased by $54,259, in the three-month period ended March 31, 2021, as a result of the common stock issued to the officers on the commencement of their new executive consulting contracts, effective January 1, 2021. The total stock-based compensation valued at $217,035, based on the trading price of the shares on issuance, will be expensed over year. And, the management compensation relating to fees increased by $38,692, from $51,357 in the three-month period ended March 31, 2020 to $90,049 in the three-month period ended March 31, 2021, the result of increased monthly fees for the CEO.

The Company commenced a new marketing program effective February 1, 2021 for a period of five months to June 30, 2021, at a cost of $20,000 per month, which significantly contributed to the total marketing expense of $45,727 in the three-month period ended March 31, 2021.

Professional fees were reduced by $17,046, from $81,448 in the three-month period ended March 31, 2021 to $64,402 in the three-month period ended March 31, 2021, primarily due to the absence of certain legal fees in connection with refinancing.

Interest expense and default amounts reduced by $148,417 from $312,291 in the three-month period ended March 31, 2020 to $163,874 in the three-month period ended March 31, 2021. This was primarily due to the payoff agreements finalized with the convertible promissory note holders at the end of the prior year and during the three-month period ended March 31, 2021, a reduction of $164,800. This was offset primarily by increases in the interest on the 1st mortgage payable, whose principal balance increased by $556,640 (C$700,000).

Office and administration expenses increased by $19,530 from $55,685 in the three-month period ended March 31, 2020 to $75,215 in the three-month period ended March 31, 2021, primarily due to the cost of new marketing reports and logo artwork.

Rent and occupancy increased by $4,042, from $28,297 in the three-month period ended March 31, 2020 to $32,339 in the three-month period ended March 31, 2021, primarily due to an increase in the monthly rent for the Company's Toronto, Ontario, Canada office.

Insurance reduced by $3,177 from $18,179 in the three-month period ended March 31, 2020 to $15,002 in the three-month period ended March 31, 2021, primarily due to the Company self-insuring certain property at its organic waste processing and composting facility.

Filing fees increased by $5,079 from $13,880 in the three-month period ended March 31, 2020 to $18,959 in the three-month period ended March 31, 2021, primarily due to costs associated with increased filings.

The amortization of financing costs incurred reduced by $78,960 from $92,538 in the three-month period ended March 31, 2020 to $13,578 in the three-month period ended March 31, 2021, due primarily to the absence of the amortization of financing costs for the convertible promissory notes, all of which were fully amortized during the prior year. For the three-month period ended March 31, 2021, the amortization relates fully to the financing fees on the 1st mortgage payable.

Directors' compensation increased from a credit of $1,420 in the three-month period ended March 31, 2020 to $10,664 in the three-month period ended March 31, 2021, an increase of $12,084. In the prior year, the majority of the directors' compensation was based on an accrual for the issuance of stock to satisfy the amounts owed and was a credit balance due to the reducing trading price of the common stock. In the current year, the directors' compensation is recorded as an accrual of fees owed.

Stock-based compensation of $8,073 relates to stock issued for professional services provided in the current period with no comparable amount in the prior period. The balance of the stock-based compensation, determined to be valued at $24,219, will be expensed over the duration of the professional services contacts, which expire July 31, 2021.

Repairs and maintenance increase by $6,731, from $6,458 in the three-month period ended March 31, 2020 to $13,189 in the three-month period ended March 31, 2021, due to additional repairs necessary at the Company's waste processing and organic composting facility.

The foreign exchange income increased by $162,213, from a loss of $150,095 in the three-month period ended March 31, 2021 to income of $12,118 in the three-month period ended March 31, 2021, due primarily to the significant recovery of the Canadian dollar compared to the United States dollar.

The Company recorded other income of $404,809 in the three-month period ended March 31, 2021, with no comparable amount in the three-month period ended March 31, 2020. This is comprised of two components, a gain on forgiveness of convertible promissory notes of $359,460, including accrued interest of $298,360 and a gain on the disposal of long-lives assets in the amount of $45,349.

As at March 31, 2021, the Company had a working capital deficit of $8,436,550 (December 31, 2020-$9,830,314), incurred a net loss of $306,335 (2020-$755,290) for the three months ended March 31, 2021 and had an accumulated deficit of $13,775,129 (December 31, 2020-$13,468,794) and expects to incur further losses in the development of its business.

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

Beginning in March 2020 the Governments of Canada and Ontario, as well as foreign governments instituted emergency measures as a result of COVID-19. The virus has had a major impact on Canadian and international securities and currency markets and consumer activity which may impact the Company's financial position, its results of operations and its cash flows significantly. The situation is constantly evolving, however, so the extent to which the COVID-19 outbreak will impact businesses and the economy is highly uncertain and cannot be predicted. Accordingly, the Company cannot predict the extent to which its financial position, results of operations and cash flows will be affected in the future.

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

Long-Lived Asset Impairments

We assess our long-lived assets for impairment as required under the applicable accounting standards. If necessary, impairments are recorded in (income) expense from divestitures, asset impairments and unusual items, net in our Interim Condensed Consolidated Statements of Operations and Comprehensive Loss.

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

There were no new accounting pronouncements adopted during the three months ended March 31, 2021.

EQUITY

As at March 31, 2021 and as of the date of this filing, the Company had 89,584,951 common shares issued and outstanding.

STOCK OPTIONS, WARRANTS AND RESTRICTED STOCK UNITS

The Company has no stock options, warrants or restricted stock units outstanding as at March 31, 2021 and as of the date of this filing.

RELATED PARTY TRANSACTIONS

For three-month period ended March 31, 2021, the Company incurred $71,091 (C$90,000) (2020-$33,494; C$45,000), in management fees expense with Travellers International Inc. ("Travellers"), an Ontario company controlled by a director and the president and chief executive officer (the "CEO"); and $18,958 (C$24,000) (2020-$17,863; C$24,000) in management fees expense with the Company's chief financial officer (the "CFO").  As at March 31, 2021, unpaid remuneration and unpaid expenses in the amount of $388,948 (C$489,120) (December 31, 2020-$396,160; C$504,405) is included in accounts payable in the interim condensed consolidated balance sheets. This balance includes amounts owing to the former chief executive officer in the amount of $314,502 (C$395,500).

In addition, during the three-month period ended March 31, 2021, the Company incurred interest expense of $nil (C$nil) (2020-$441; C$592), on outstanding loans from Travellers.

For the three-month period ended March 31, 2021, the Company incurred $21,165 (C$26,795) (2020-$17,523; C$23,543) in rent expense paid under a lease agreement with Haute Inc. ("Haute"), an Ontario company controlled by the CEO.

For those independent directors providing their services throughout 2021, the Company accrued directors' compensation to each director in the amount of $4,937 (C$6,250), in total, $9,874 (C$12,500) (2020-($2,164)).  Also included in directors' compensation for the three-month period ended March 31, 2021, is the audit committee chairman's fees, in the amount of $790 (C$1,000) (2020-$744; C$1,000). As at March 31, 2021, outstanding directors' compensation of $24,991 (C$31,427) (December 31, 2020-$2,663; C$3,390) is included in accounts payable and $28,714 (C$36,109) (December 31, 2020-$37,244; C$47,421) is included in accrued liabilities, in the interim condensed consolidated balance sheets.

Furthermore, for the three-month period ended March 31, 2021, the Company recognized management stock-based compensation expense of $54,259, on the common stock issued to the CEO and the CFO, 1,000,000 and 50,000 common stock, respectively, on commencement of their new executive consulting agreements, effective January 1, 2021. The total stock-based compensation on the issuance of the common stock totaled $217,035. The balance will be expensed over the balance of the year.

During the three-month period ended March 31, 2021, the director's company, Travellers, converted a total of $205,321 (C$261,620) (December 31, 2020-$nil; C$nil) of loans provided during the period and $80,323 (C$101,700) of accounts payable owing to Travellers for 1,005,728 common shares.

There are no written agreements evidencing these loans from Travellers other than resolutions of the Board with attached loan schedules.

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

Pursuant to the terms of the CEO's Consulting Agreement, for his services as the CEO, the compensation is at a rate of $23,856 (C$30,000) per month for twelve (12) months, beginning on the Effective Date, and at a rate of $31,808 (C$40,000) per month for twelve (12) months, beginning January 1, 2022. In addition, the Company agreed to grant the CEO 1,000,000 restricted shares of the Company's common stock, par value of $0.0001 per share (the "Common Stock") on the Effective Date, and 1,000,000 shares of Common Stock on January 1, 2022. The Company has also agreed to reimburse the CEO for certain out-of-pocket expenses incurred by the CEO.

The CEO's Consulting Agreement is for a term of twenty-four (24) months. Upon a Constructive Discharge (as defined in the CEO's Consulting Agreement) and subject to certain notification requirements and the Company's opportunity to cure the Constructive Discharge, the CEO will be entitled to a compensation of twelve (12) months' fees, as well as any bonus compensation owing.

On December 17, 2020, the Company entered into an Executive Consulting Agreement (the "CFO Consulting Agreement"), by and between the Company and the CFO of the Company, effective January 1, 2021. Pursuant to the terms of the CFO Consulting Agreement, the CFO is entitled to fees of $6,362 (C$8,000) per month for his services. In addition, the Company has also agreed to grant the CFO 50,000 restricted shares of the Company's Common Stock, par value of $0.0001 per share on the Effective Date. The Company has also agreed to reimburse the CFO for certain out-of-pocket expenses incurred by the CFO. The CFO's Consulting Agreement replaced the consulting agreement which expired on December 31, 2020.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the three-month period ended March 31, 2021 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

The Company has a claim against it for unpaid legal fees in the amount $51,880 (C$65,241). The amount is included in accounts payable on the Company's interim condensed consolidated balance sheets.

On September 24, 2020, the Company filed a statement of claim against the former chief executive officer and his company, Landfill Gas Canada Ltd., which was defended and counterclaimed. The Company's claim relates to damages for breach of contract, non-performance of contractual duties, breach of fiduciary duty, misrepresentation and breach of a duty of fidelity in the amount of $795,200 (C$1,000,000).

On October 26, 2020, the Company received a statement of defense and counterclaim from the defendants in response to the Company's statement of claim. The defendants are seeking $408,852 (C$514,150) in special damages and $397,600 (C$500,000) in punitive and exemplary damages. The Company filed its reply and defense to counterclaim on November 13, 2020. The plaintiffs by counterclaim filed their defense to counterclaim on November 23, 2020, denying all claims in the Company's reply and defense to counterclaim. Included in accounts payable on the Company's interim condensed consolidated balance sheets is an amount for unpaid fees to the former chief executive officer in the amount of $314,502 (C$395,500).

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three-month period ended March 31, 2021, the Company issued:

(i)

1,000,000 common shares issued to the CEO on commencement of his 2021 executive consulting agreement and 50,000 common shares issued to the CFO on commencement of his 2021 executive consulting agreement.

(ii) (iii) (iv)

3,175,124 common shares issued on the conversion of certain convertible promissory notes to equity.

1,005,728 common shares issued on the conversion of related party debt and accounts payable to equity.

63,000 common shares issued for professional services.

(v)	630,480 common shares issued on a private placement in the amount of $157,620.

(vi)	400,000 common shares issued to a convertible note holder for a conversion prior to December 31, 2020.

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

4.1

Form of Convertible Promissory Note issued by SusGlobal Energy Corp. on March 31, 2021 (filed as Exhibit 4.6 to the Registrant's 10-K filed with the SEC on April 15, 2021 and incorporated herein by reference).

10.1*	Agreement of Purchase and Sale between Ric (Nash) Inc., and SusGlobal Energy Canada I Ltd., dated February 10, 2021.

10.2	Form of Securities Purchase Agreement dated March 31, 2021 (filed as Exhibit 10.29 to the Registrant’s 10-K filed with the SEC on April 15, 2021 and incorporated herein by reference).

10.3*	Amending Agreement between Rick (Nash) Inc., and SusGlobal Energy Canada I Ltd., dated April 8, 2021.

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

SUSGLOBAL ENERGY CORP.

May 21, 2021	By:	/s/ Marc Hazout
Marc Hazout
Executive Chairman, President and Chief Executive Officer

May 21, 2021	By:	/s/ Ike Makrimichalos
Ike Makrimichalos
Chief Financial Officer (Principal Financial and Accounting Officer)

