Form 10-Q
period 2021-06-30
SusGlobal Energy Corp.
filed 2021-08-16
CIK 1652539

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

Yes [ ]    No [X]

The number of shares of the registrant's common stock outstanding as of August 16, 2021 was 92,290,167 shares.

SusGlobal Energy Corp.
INDEX TO FORM 10-Q
For the Three and Six-Month Periods Ended June 30, 2021 and 2020

3

SUSGLOBAL ENERGY CORP.
INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021 and 2020

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

SusGlobal Energy Corp.
Interim Condensed Consolidated Balance Sheets
As at June 30, 2021 and December 31, 2020
(Expressed in United States Dollars)
(unaudited)

	June 30,	December 31,
	2021	2020
ASSETS
Current Assets
Cash	$21,423	$6,457
Trade receivables	74,097	182,871
Government remittances receivable	6,441	3,746
Inventory	35,983	24,740
Prepaid expenses and deposits (note 6)	692,648	94,131
Deferred assets	-	215,953
Total Current Assets	830,592	527,898

Intangible Assets (note 7)	196,177	188,180
Long-lived Assets, net (note 8)	5,032,795	5,042,225
Long-Term Assets	5,228,972	5,230,405
Total Assets	$6,059,564	$5,758,303
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
Accounts payable (note 9)	$883,781	$1,073,454
Government remittances payable	239,342	229,358
Accrued liabilities (notes 9, 11, and 13)	820,847	1,206,618
Advance (note 10)	-	15,460
Deferred revenue	-	4,790
Current portion of long-term debt (note 11)	6,532,597	6,327,520
Current portion of obligations under capital lease (note 12)	138,364	375,140
Convertible promissory notes (note 13)	848,022	1,092,100
Loan payable to related party (note 14)	-	33,772
Total Current Liabilities	9,462,953	10,358,212
Long-term debt (note 11)	198,223	78,540
Obligations under capital lease (note 12)	168,517	-
Deferred tax liability	84,749	82,501
Total Long-term Liabilities	451,489	161,041
Total Liabilities	9,914,442	10,519,253

Stockholders' Deficiency
Preferred stock, $.0001 par value, 10,000,000 authorized, none issued and outstanding Common stock, $.0001 par value, 150,000,000 authorized, 91,825,299 (2020- 82,860,619) shares issued and outstanding (note 15)	9,184	8,288
Additional paid-in capital	11,171,385	9,045,187
Shares to be issued	-	8,580
Accumulated deficit	(14,573,090)	(13,468,794)
Accumulated other comprehensive loss	(462,357)	(354,211)

Stockholders' deficiency	(3,854,878)	(4,760,950)

Total Liabilities and Stockholders' Deficiency	$6,059,564	$5,758,303
Going concern (note 2)
Commitments (note 16)
Subsequent events (note 20)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SusGlobal Energy Corp.
Interim Condensed Consolidated Statements of Operations and Comprehensive Loss
For the three and six-month periods ended June 30, 2021 and 2020
(Expressed in United States Dollars)
(unaudited)

	For the three-month periods ended		For the Six-month periods ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020
Revenue	$212,632	$382,639	$405,292	$732,836

Cost of Sales
Opening inventory	45,923	4,071	24,740	5,389
Depreciation (note 8)	135,539	121,158	272,099	234,267
Direct wages and benefits	65,390	85,063	136,449	161,246
Equipment rental, delivery, fuel and repairs and maintenance	69,280	96,854	175,173	158,156
Utilities	(10,845)	7,963	7,418	46,240
Outside contractors	21,372	1,706	21,372	5,279
	326,659	316,815	637,251	610,577
Less: closing inventory	(35,983)	-	(35,983)	-
Total cost of sales	290,676	316,815	601,268	610,577

Gross (loss) profit	(78,044)	65,824	(195,976)	122,259

Operating expenses
Management compensation-stock- based
compensation (notes 9 and 15)	54,259	-	108,518	-
Management compensation-fees (note 9)	92,875	49,825	182,924	101,182
Marketing	82,747	(2,917)	128,474	-
Professional fees	70,844	107,887	135,246	189,335
Interest expense and default amounts (notes 9, 10, 11, 12 and 13)	168,718	283,409	332,592	595,700
Office and administration (note 7 and 8)	29,620	77,000	104,835	132,685
Rent and occupancy (note 9)	36,580	28,763	68,919	57,060
Insurance	16,385	23,921	31,387	42,100
Filing fees	17,188	8,266	36,147	22,146
Amortization of financing costs	122,543	30,471	136,121	123,009
Directors' compensation (note 9)	12,672	1,853	23,336	433
Stock-based compensation (note 15)	28,209	-	36,282	-
Repairs and maintenance	(5,402)	2,453	7,787	8,911
Foreign exchange (income) loss	(7,321)	(84,635)	(19,439)	65,460
Total operating expenses	719,917	526,296	1,313,129	1,338,021

Net loss from operating activities	(797,961)	(460,472)	(1,509,105)	(1,215,762)
Other (loss) income (note 17)	-	(58,704)	404,809	(58,704)
Net loss before deferred taxes recovery	(797,961)	(519,176)	(1,104,296)	(1,274,466)
Deferred taxes recovery	-	196,005	-	196,005
Net loss	(797,961)	(323,171)	(1,104,296)	(1,078,461)
Other comprehensive loss
Foreign exchange loss (income)	(46,954)	(157,805)	(108,146)	143,834

Comprehensive loss	$(844,915)	$(480,976)	(1,212,442)	(934,627)

Net loss per share-basic and diluted	$(0.01)	$(0.01)	(0.01)	(0.02)

Weighted average number of common shares outstanding- basic and diluted	92,767,400	63,853,597	89,816,730	60,648,474

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SusGlobal Energy Corp.
Interim Condensed Consolidated Statements of Changes in Stockholders' Deficiency
For the three and six-month periods ended June 30, 2021 and 2020
(Expressed in United States Dollars)
(unaudited)

	Number of Shares	Common Shares	Additional Paid- in Capital	Shares to be Issued	Stock Compensation Reserve	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Stockholders' Deficiency
Balance-December 31, 2020	82,860,619	$8,288	$9,045,187	$8,580	$-	$(13,468,794)	$(354,211)	$(4,760,950)
Shares issued for proceeds previously received	400,000	40	8,540	(8,580)	-	-	-	-
Shares issued to officers	1,050,000	105	216,930	-	-	-	-	217,035
Shares issued on conversion of related party debt and accounts payable to equity	1,005,728	100	285,544	-	-	-	-	285,644
Shares issued for conversion of debt to equity	3,175,124	318	713,398	-	-	-	-	713,716
Shares issued for professional services	63,000	6	24,213	-	-	-	-	24,219
Shares yet to be issued on issuance of convertible debt	-	-	-	66,000	-	-	-	66,000
Shares issued on private placement	630,480	63	157,557	-	-	-	-	157,620
Other comprehensive loss	-	-	-	-	-	-	(61,192)	(61,192)
Net loss	-	-	-	-	-	(306,335)	-	(306,335)
Balance-March 31, 2021	89,184,951	$8,920	$10,451,369	$66,000	$-	$(13,775,129)	$(415,403)	$(3,664,243)
Shares issued for proceeds previously received	200,000	20	65,980	(66,000)	-	-	-	-
Shares issued on conversion of related party debt	720,348	72	165,608	-	-	-	-	165,680
Shares issued for professional services	520,000	52	119,548	-	-	-	-	119,600
Shares issued on receipt of promissory notes	1,200,000	120	368,880	-	-	-	-	369,000
Other Comprehensive loss	-	-	-	-	-	-	(46,954)	(46,954)
Net Loss	-	-	-	-	-	(797,961)	-	(797,961)
Balance-June 30, 2021	91,825,299	9,184	11,171,385	-	-	(14,573,090)	(462,357)	(3,854,878)

Balance-December 31, 2019	51,784,504	5,180	7,450,091	-	1,000,000	(11,449,497)	(209,792)	(3,204,018)
Shares issued on vesting of 2019 stock award	1,000,000	100	999,900	-	(1,000,000)	-	-	-
Shares issued for conversion of debt to equity	7,717,326	772	75,955	-	-	-	-	76,727
Conversion of debt to equity on shares yet to be issued	-	-	-	7,250	-	-	-	7,250
Other comprehensive income	-	-	-	-	-	-	301,639	301,639
Net loss	-	-	-	-	-	(755,290)	-	(755,290)
Balance-March 31, 2020	60,501,830	$6,052	$8,525,946	$7,250	$-	$(12,204,787)	$91,847	$(3,573,692)
Shares issued for proceeds previously received	1,600,000	160	7,840	(7,250)	-	-	-	750
Shares issued for conversion of debt to equity	2,757,297	276	10,477	-	-	-	-	10,753
Share cancellation	(529,970)	(53)	-	-	-	(6,983)	-	(7,036)
Conversion of debt to equity on shares yet to be issued	-	-	-	13,000	-	-	-	13,000
Other comprehensive loss	-	-	-	-	-	-	(157,805)	(157,805)
Net loss	-	-	-	-	-	(323,171)	-	(323,171)
Balance-June 30, 2020	64,329,157	6,435	8,544,263	13,000	-	(12,534,941)	(65,958)	(4,037,201)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SusGlobal Energy Corp.
Interim Condensed Consolidated Statements of Cash Flows
For the six-month periods ended June 30, 2021 and 2020
(Expressed in United States Dollars)
(unaudited)

	For the six-month period ended June 30, 2021	For the six-month period ended June 30, 2020
Cash flows from operating activities
Net loss	$(1,104,296)	$(1,078,461)
Deferred taxes recovery	-	(196,005)
Land option expired	-	58,704
Adjustments for:
Depreciation	274,365	234,267
Amortization of intangible assets	1,988	4,735
Non-cash professional fees on conversion of debt	275	2,775
Non-cash interest expense on conversion of debt	(32,444)	-
Amortization of financing fees	136,121	123,009
Stock-based compensation	144,800	-
Gain on forgiveness of convertible promissory notes and accrued interest	(359,460)	-
Gain on disposal of long-lived assets	(45,349)	-
Changes in non-cash working capital:
Trade receivables	113,122	136
Government remittances receivable	(2,580)	(2,346)
Other receivables	-	12,610
Inventory	(10,510)	5,132
Prepaid expenses and deposits	(377,780)	(24,571)
Deferred assets	3,978	-
Accounts payable	(136,106)	51,056
Government remittances payable	3,713	82,597
Accrued liabilities	136,048	73,012
Deferred revenue	(4,894)	(2,362)
Net cash used in operating activities	(1,259,009)	(655,712)
Cash flows from investing activities
Business acquisition	-	88,107
Purchase of intangible assets	(4,843)	(5,729)
Proceeds on disposal of long-lived assets	48,138	(65,357)
Adjustments of long-lived assets	(130,444)	-
Net cash provided by (used in) investing activities	(87,149)	17,021
Cash flows from financing activities
Repayments of advance	(15,792)	(3,100)
Advance of long-term debt	160,460	58,656
Repayment of long-term debt	(38,821)	(94,196)
Repayments of obligations under capital lease	(78,042)	(73,645)
Advances and penalties of convertible promissory notes (i)	872,500	175,641
Repayment of convertible promissory notes	(50,000)	-
Advances of loans payable to related parties (ii)	370,358	73,320
Repayment of loans payable to related parties	(34,499)	-
Proceeds on shares to be issued	-	13,000
Proceeds on private placement	157,620	-
Net cash provided by financing activities	1,343,784	149,676
Effect of exchange rate on cash	17,340	25,928
Increase (decrease) in cash	14,966	(463,087)
Cash and cash equivalents-beginning of period	6,457	7,926
Restricted cash-beginning of period	-	467,798
Cash and cash equivalents and restricted cash-beginning of period	6,457	475,724
Cash and cash equivalents and restricted cash-end of period	$21,423	$12,637
Supplemental Cash Flow Disclosure:
Interest paid	$119,979	$362,089

(i) Refer to note 13, convertible promissory notes, for the issuance of capital stock on the conversion of debt
(ii)Refer to note 14, loan payable to related party, for the issuance of capital stock on the conversion of debt.

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SusGlobal Energy Corp. Notes to the Interim Condensed Consolidated Financial Statements June 30, 2021 and 2020 (Expressed in United States Dollars) (unaudited)

1. Nature of Business and Basis of Presentation

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

These interim condensed consolidated financial statements of SusGlobal and its wholly-owned subsidiaries, SusGlobal Energy Canada Corp. ("SECC"), SusGlobal Energy Canada I Ltd. ("SGECI"), SusGlobal Energy Belleville Ltd. ("SGEBL") and 1684567 Ontario Inc. ("1684567") (together, the "Company"), have been prepared following generally accepted accounting principles in the United States ("US GAAP") for interim financial information and the Securities Exchange Commission ("SEC") instructions to Form 10-Q and Article 8 of SEC Regulation S-X, and are expressed in United States Dollars. The Company's functional currency is the Canadian Dollar ("C$"). In the opinion of management, all adjustments necessary for a fair presentation have been included.

2. Going Concern

The interim condensed consolidated financial statements have been prepared in accordance with US GAAP, which assumes that the Company will be able to meet its obligations and continue its operations for the next twelve months.

The Company incurred a net loss of $1,104,296 (2020-$1,078,461) for the six months ended June 30, 2021 and as at that date had a working capital deficit of $8,632,361 (December 31, 2020-$9,830,314) and an accumulated deficit of $14,573,090 (December 31, 2020-$13,468,794) and expects to incur further losses in the development of its business.

SusGlobal Energy Corp. Notes to the Interim Condensed Consolidated Financial Statements June 30, 2021 and 2020 (Expressed in United States Dollars) (unaudited)

2. Going Concern, (continued)

On February 18, 2021, PACE and the Company reached a new agreement to repay all amounts owing to PACE on or before July 30, 2021. Management was not able to meet the July 30, 2021 deadline.  On August 13, 2021, PACE agreed to allow the Company until August 31, 2021 to bring the arrears current and continue to September 2022, the original maturity date. Management continues discussions with equity investors and a Canadian chartered bank to re-finance its remaining obligations to PACE and repay other creditors.

These factors cast substantial doubt as to the Company's ability to continue as a going concern, which is dependent upon its ability to obtain the necessary financing to further the development of its business, satisfy its obligations to PACE and its other creditors, and upon achieving profitable operations. There is no assurance of funding being available or available on acceptable terms. Realization values may be substantially different from carrying values as shown.

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

4. Recent Adopted Accounting Policy:

From time to time, new accounting pronouncements are issued by the financial accounting standards board (the "FASB") or other standard setting bodies and adopted by the Company as of the specified effective date or possibly early adopted, where permitted.

SusGlobal Energy Corp. Notes to the Interim Condensed Consolidated Financial Statements June 30, 2021 and 2020 (Expressed in United States Dollars) (unaudited)

4. Recent Adopted Accounting Policy, (continued)

Newly Adopted

On January 1, 2021, the Company early adopted Accounting Standards Update ("ASU") No. 2020-06, -Debt-"Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity": simplifies accounting for convertible instruments by removing major separation models required under current US GAAP.  ASU 2020-06 reduces the number of models used to account for convertible instruments, amends diluted earnings per share "EPS" calculations for convertible instruments, and amends the requirements for a contract (or embedded derivative) that is potentially settled in an entity's own shares to be classified in equity. The amendments add certain disclosure requirements to increase transparency and decision-usefulness about a convertible instrument's terms and features. Under ASU 2020-06, the Company must use the if-converted method for including convertible instruments in diluted EPS as opposed to the treasury stock method. ASU 2020-06 is effective for annual reporting periods beginning after December 15, 2023. Early adoption is allowed under the standard with either a modified retrospective or full retrospective method. The Company early adopted ASU 2020-06 on January 1, 2021 using the modified retrospective method. As a result of Management's evaluation, the adoption of ASU 2020-06 did not have a material impact on the interim condensed consolidated financial statements.

5. Financial Instruments

The carrying value of cash, trade receivables, accounts payable, accrued liabilities and deferred revenue approximated their fair values as of June 30, 2021 and December 31, 2020, due to their short-term nature. The carrying value of the advance, long-term debt, obligations under capital lease, convertible promissory notes and loan payable to related party approximated their fair values due to their market interest rates.

Interest, Credit and Concentration Risk

Interest rate risk is the risk borne by an interest-bearing asset or liability as a result of fluctuations in interest rates. Financial assets and financial liabilities with variable interest rates expose the Company to cash flow interest rate risk.

The Company is exposed to significant interest rate risk on the current portion of its long-term debt and a portion of its convertible promissory notes of $7,575,566 (C$9,389,646) (2020-$6,327,520; C$8,056,430).

Credit risk is the risk of loss associated with a counterparty's inability to perform its payment obligations. As at June 30, 2021, the Company's credit risk is primarily attributable to cash and trade receivables. As at June 30, 2021, the Company's cash was held with reputable Canadian chartered banks, a credit union and a United States of America bank.

SusGlobal Energy Corp. Notes to the Interim Condensed Consolidated Financial Statements June 30, 2021 and 2020 (Expressed in United States Dollars) (unaudited)

5. Financial Instruments, (continued)

With regards to credit risk with customers, the customers' credit evaluation is reviewed by management and account monitoring procedures are used to minimize the risk of loss. The Company believes that no additional credit risk beyond amounts provided for by the allowance for doubtful accounts are inherent in accounts receivable. As at June 30, 2021, the allowance for doubtful accounts was $nil (C$nil) (December 31, 2020-$nil; C$nil).

As at June 30, 2021, the Company is exposed to concentration risk as it had three customers (December 31, 2020-five customers) representing greater than 5% of total trade receivables and three customers (December 31, 2020-five customers) represented 76% (December 31, 2020 - 96%) of trade receivables. The Company had certain customers whose revenue individually represented 10% or more of the Company's total revenue . These customers accounted for 83% (34%, 25%, 14% and 10%) (June 30, 2020-73%; 34%, 14%, 14% and 11%) of total revenue.

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

The Company actively monitors its liquidity to ensure that its cash flows and working capital are adequate to support its financial obligations and the Company's capital programs. In order to continue operations, the Company will need to raise capital, repay PACE for all of its outstanding obligations by September 2022 and complete the refinancing of its real property and organic waste processing and composting facility. There is no assurance of funding being available or available on acceptable terms. Realization values may be substantially different from carrying values as shown. Refer also to going concern, note 2.

Currency Risk

Although the Company's functional currency is the C$, the Company realizes a portion of its expenses in United States Dollars ("$"). Consequently, certain assets and liabilities are exposed to foreign currency fluctuations. As at June 30, 2021, $62,839 (December 31, 2020-$527,847, net monetary liabilities) of the Company's net monetary assets were denominated in $. The Company has not entered into any hedging transactions to reduce the exposure to currency risk.

6. Prepaid Expenses and Deposits

Included in prepaid expenses and deposits are two deposits totaling $282,380 (C$350,000) and costs totaling $126,187 (C$156,404) with various service providers in connection with the asset purchase in Hamilton, Ontario Canada, described under commitments, note 16(d). Also included are costs for professional services to be expensed as stock-based compensation totaling $216,054 (C$267,791).

SusGlobal Energy Corp. Notes to the Interim Condensed Consolidated Financial Statements June 30, 2021 and 2020 (Expressed in United States Dollars) (unaudited)
7. Intangible Assets

	June 30, 2021	December 31, 2020
Customer lists-limited life-C$11,285 (net of accumulated amortization of $11,325) (C$14,037) (2020-$10,809 (C$13,763) (net of accumulated amortization of $9,078 (C$11,559))	$9,105	$10,809
Trademarks-indefinite life-C$49,170	39,670	33,878
Environmental compliance approvals-indefinite life- C$182,700	147,402	143,493
	$196,177	$188,180

For the three and six-month periods ended June 30, 2021, the Company incurred fees in connection with various trademarks in the United States and Canada, in the amount $1,201 (C$1,488) and $4,869 (C$6,035) (2020-$3,196; C$4,355 and $5,733; C$7,813) respectively.

On September 15, 2017, the Company acquired the environmental compliance approvals, having an indefinite life, on the purchase of certain assets from BDO Canada Limited ("BDO") under an asset purchase agreement (the "APA").

Effective May 24, 2019, the Company acquired customer lists of $22,608 (C$30,400) relating to certain municipal contracts. These customer lists are being amortized over terms ranging from forty-five to sixty-six months. During the three and six-month periods ended June 30, 2021, amortization of $994 (C$1,239) and $1,988 (C$2,478) (2020-$506; C$680), disclosed under office and administration in the statements of operations and comprehensive loss and under amortization of intangible assets in the statements of cash flows.

8. Long-lived Assets, net

		June 30,		December 31,
		2021		2020
	Cost	Accumulated	Net book value	Net book value
		depreciation
Land	$1,700,734	$—	$1,700,734	$1,655,623
Composting buildings	2,446,314	548,010	1,898,304	1,965,959
Gore cover system	1,135,992	403,570	732,422	771,622
Driveway and paving	373,952	113,432	260,520	268,171
Machinery and equipment	182,801	99,496	83,305	99,227
Equipment under capital lease	751,131	566,419	184,712	269,116
Office trailer	9,682	9,566	116	1,527
Vacuum trailer	6,051	3,631	2,420	3,240
Computer equipment	7,131	7,131	—	385
Automotive equipment	186,925	18,903	168,022	4,754
Signage	4,312	2,072	2,240	2,601
	$6,805,025	$1,772,230	$5,032,795	$5,042,225

Depreciation is disclosed in cost of sales for the three and six-month periods ended June 30, 2021 in the amount of $135,539 (C$166,265) and $272,099 (C$339,148) (2020-$121,158; C$167,547 and $234,267; C$319,513) respectively, and in office and administration in the amount of $1,076 (C$1,317) and $2,267 (C$2,825) (2020-$1,228; C$1,701 and $2,495; C$3,403) respectively, in the interim condensed consolidated statements of operations and comprehensive loss.

In addition, under deferred assets in the interim condensed consolidated balance sheets is an accrual in the amount of $nil (C$nil) (December 31, 2020-$215,953; C$274,959), for certain long-lived assets previously expected to be received.

SusGlobal Energy Corp. Notes to the Interim Condensed Consolidated Financial Statements June 30, 2021 and 2020 (Expressed in United States Dollars) (unaudited)

9. Related Party Transactions

For three and six-month periods ended June 30, 2021, the Company incurred $73,323 (C$90,000) and $144,414   (C$180,000) (2020-$32,494; C$45,000 and $65,988; C$90,000) respectively, in management fees expense with Travellers International Inc. ("Travellers"), an Ontario company controlled by a director and the president and chief executive officer (the "CEO"); and $19,552 (C$24,000) and $38,510 (C$48,000) (2020-$17,331; C$24,000 and $35,194; C$48,000) respectively, in management fees expense with the Company's chief financial officer (the "CFO"). As at June 30, 2021, unpaid remuneration and unpaid expenses in the amount of $379,272 (C$470,094) (December 31, 2020-$396,160; C$504,405) is included in accounts payable in the interim condensed consolidated balance sheets. This balance includes amounts owing to the former chief executive officer in the amount of $319,089 (C$395,500).

In addition, during the three and six-month periods ended June 30, 2021, the Company incurred interest expense of $nil (C$nil) and $nil (C$nil) (2020-$2,187; C$2,992 and $2,628; C$3,584) respectively, on outstanding loans from Travellers.

For the three and six-month periods ended June 30, 2021, the Company incurred $24,287 (C$29,858) and $45,452   (C$56,653) (2020-$18,897; C$26,130 and $36,420; C$49,673) respectively, in rent expense paid under a lease agreement with Haute Inc. ("Haute"), an Ontario company controlled by the CEO.

For those independent directors providing their services throughout 2021, the Company recorded directors' compensation for the three and six-month periods ended June 30, 2021, in the amount of $12,672 (C$16,586) and $23,336 (C$29,086) (2020-$1,202 and $2,237) respectively. Also included in directors' compensation for the three and six-month periods ended June 30, 2021, is the audit committee chairman's fees, in the amount of $(790) ((C$1,000)) and $nil (C$nil) (2020-$722; C$1,000 and $1,466; $C2,000). A new audit committee chairman has not yet been appointed for 2021 As at June 30, 2021, outstanding directors' compensation of $nil (C$nil) (December 31, 2020-$2,663; C$3,390) is included in accounts payable and $41,708 (C$51,696) (December 31, 2020-$37,244; C$47,421) is included in accrued liabilities, in the interim condensed consolidated balance sheets.

Furthermore, for the three and six-month periods ended June 30, 2021, the Company recognized management stock-based compensation expense of $54,259 and $108,518 (2020 $nil and $nil) respectively, on the common stock issued to the CEO and the CFO, 1,000,000 and 50,000 common stock respectively, on commencement of their new executive consulting agreements, effective January 1, 2021. The total stock-based compensation on the issuance of the common stock totaled $217,035. The portion to be expensed for the balance of the year, $108,517 is included in prepaid expenses and deposits in the interim condensed consolidated balance sheets.

10. Advance

On August 4, 2020, the Company received an advance in the amount of $82,992 (C$110,700) from a private lender. The advance was repayable weekly at an amount of $4,952 (C$6,138). The amount was paid in full on January 26, 2021. For the three and six-month periods ended June 30, 2021, the Company incurred interest charges of $nil (C$nil) and $708 (C$883) (2020-$nil; C$nil and $nil; C$nil) respectively.

SusGlobal Energy Corp. Notes to the Interim Condensed Consolidated Financial Statements June 30, 2021 and 2020 (Expressed in United States Dollars) (unaudited)

11. Long-Term Debt
			Corporate		Canada Emergency
	Credit Facility	Credit Facility	Term Loan	Mortgage Payable	Business Account	Corporate Term Loan	June 30, 2021 Total	December 31, 2020 Total
	(a)	(b)	(c)	(d)	(e)	(f)
Long-Term Debt	$779,355	$435,818	$2,641,004	$2,638,709	$80,680	$155,254	$6,730,820	$6,406,060
Current portion	(779,355)	(435,818)	(2,641,004)	(2,638,709)	—	(37,711)	$(6,532,597)	(6,327,520)
Long-term portion	$—	$—	$—	$—	$80,680	$117,543	$198,223	$78,540

On February 18, 2021, PACE and the Company reached a new agreement to repay all amounts owing to PACE on or before July 30, 2021.  Management was not able to meet the July 30, 2021 deadline.  On August 13, 2021, PACE agreed to allow the Company to bring the arrears current and continue to September 2022.  Management continues discussions with equity investors and a Canadian chartered bank to re-finance its remaining obligations to PACE and repay other creditors. In addition, the letter of credit the Company has with PACE in favor of the Ministry of the Environment, Conservation and Parks (the "MECP"), was renewed and will remain in effect to September 30, 2021, unless terminated by PACE. On April 3, 2020, the shares previously pledged as security to PACE, were released and are currently held as security for the personal guarantee from the CEO and charge against the Haute leased premises.

Refer also to going concern, note 2.

The remaining PACE long-term debt was initially payable as noted below:

(a)

The credit facility bears interest at the PACE base rate of 7.00% plus 1.25% per annum, currently 8.25%, is payable in monthly blended installments of principal and interest of $7,071 (C$8,764) and matures on September 2, 2022. The first and only advance on the credit facility on February 2, 2017, in the amount of $1,290,880 (C$1,600,000), is secured by a business loan general security agreement, a $1,290,880 (C$1,600,000) personal guarantee from the CEO and a charge against the Haute leased premises. Also pledged as security are the shares of the wholly-owned subsidiaries, and a limited recourse guarantee against each of these parties. As noted above, the pledged shares were delivered by PACE and are currently held as security for the personal guarantee from the CEO and charge against the Haute leased premises. The credit facility is fully open for prepayment at any time without notice or bonus.

(b)

The credit facility advanced on June 15, 2017, in the amount of $484,080 (C$600,000), bears interest at the PACE base of 7.00% plus 1.25% per annum, currently 8.25%, is payable in monthly blended installments of principal and interest of $3,954 (C$4,901), and matures on September 2, 2022. The credit facility is secured by a variable rate business loan agreement on the same terms, conditions and security as noted above.

(c)	The corporate term loan advanced on September 13, 2017, in the amount of $3,004,642 (C$3,724,147), bears interest at PACE base rate of 7.00% plus 1.25% per annum, currently 8.25%, is payable in monthly blended installments of principal and interest of $23,970 (C$29,711), and matures on September 13, 2022. The corporate term loan is secured by a business loan general security agreement representing a floating charge over the assets and undertakings of the Company, a first priority charge under a registered debenture and a lien registered under the Personal Property Security Act in the amount of $3,227,989 (C$4,000,978) against the assets including inventory, accounts receivable and equipment. The corporate term loan also included an assignment of existing contracts included in the asset purchase agreement.

For the three and six-month periods ended June 30, 2021, $81,163 (C$99,651) and $158,428 (C$197,467) (2020-$78,492; C$108,615 and $155,241; C$211,731) respectively, in interest was incurred on the PACE long-term debt. As at June 30, 2021 $71,051 (C$88,065) (December 31, 2020-$18,319; C$23,325) in accrued interest is included in accrued liabilities in the interim condensed consolidated balance sheets.

SusGlobal Energy Corp. Notes to the Interim Condensed Consolidated Financial Statements June 30, 2021 and 2020 (Expressed in United States Dollars) (unaudited)

11. Long-Term Debt, (continued)

(d)

The Company obtained a 1st mortgage provided by private lenders to finance the acquisition of the shares of 1684567 and to provide funds for additional financing needs, including additional lands, received in three tranches totaling $2,662,440 (C$3,300,000) (December 31, 2020-$2,591,820; C$3,300,000). The 1st mortgage is repayable interest only on a monthly basis at an annual rate of the higher of the Royal Bank of Canada's prime rate plus 6.05% per annum (currently 8.50%) and 10% per annum with a maturity date of December 1, 2021. The mortgage payable is secured by the shares held of 1684567, a first mortgage on the land described in note 8, long-lived assets, in the interim condensed consolidated balance sheets with a carrying value of $1,700,734 (C$2,108,000) and a general assignment of rents. Financing fees on the mortgage totaled $182,096 (C$225,702). As at June 30, 2021 $21,153 (C$26,219) (December 31, 2020-$36,215; C$46,110) of accrued interest is included in accrued liabilities in the interim condensed consolidated balance sheets. In addition, as at June 30, 2021 there is $23,731 (C$29,414) (December 31, 2020-$50,253; C$63,984) of unamortized finance fees included in long-term debt in the interim condensed consolidated balance sheets. Refer to subsequent events, note 20(c).

For the three and six-month periods ended June 30, 2021, $53,892 (C$65,948) and $116,422 (C$145,110) (2020-$46,936; C$65,000 and $95,316; C$130,000) respectively in interest was incurred on the mortgage payable.

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

The Company has received a total of $80,680 (C$100,000) under this program, from its Canadian chartered bank.

Under the initial term date of the loans, which is detailed in the CEBA term loan agreements, the amount is due on December 31, 2022 and is interest-free. If the loans are not repaid by December 31, 2022, the Company can make payments, interest only, on a monthly basis at an annual rate of 5%, under the extended term date, beginning January 31, 2023, maturing December 31, 2025.

In addition, on a combined basis, if $56,476 (C$70,000) of the loans are repaid by the initial term, December 31, 2022, the Company's Canadian chartered bank will forgive the balance, $24,204 (C$30,000). The CEBA term loan agreements contain a number of positive and negative covenants, for which the Company is not in full compliance.

(f)

On April 8, 2021, the Company took delivery of a truck and hauling trailer for a total purchase price of $176,155 (C$218,338) plus applicable harmonized sales taxes.  The purchase was financed by a bank term loan of $161,360 (C$200,000), over a forty-eight-month term, bearing interest at 4.95% per annum with monthly blended instalments of principal and interest payments of $3,954 (C$4,901) due April 7, 2025.

For the three and six-month periods ended June 30, 2021, $1,893 (C$2,235) and $1,793 (C$2,235) respectively, in interest was incurred.

12. Obligations under Capital Lease

				June 30,	December 31,
				2021	2020
	(a)	(b)	(c)	Total	Total
Obligations under Capital Lease	$36,616	$47,435	$222,830	$306,881	$375,140
Less: current portion	(36,616)	(47,435)	(54,313)	(138,364)	(375,140)
Long-term portion	$—	$—	$168,517	$168,517	$—

Refer also to going concern, note 2.

(a)

The lease agreement for certain equipment for the Company's organic waste processing and composting facility at a cost of $231,269 (C$286,650), is payable in monthly blended installments of principal and interest of $4,712 (C$5,840), plus applicable harmonized sales taxes and an option to purchase the equipment for a final payment of $23,074 (C$28,600), plus applicable harmonized sales taxes on October 31, 2021. The lease agreement bears interest at the rate of 5.982% annually, compounded monthly, due September 30, 2021.

SusGlobal Energy Corp. Notes to the Interim Condensed Consolidated Financial Statements June 30, 2021 and 2020 (Expressed in United States Dollars) (unaudited)

12. Obligations under Capital Lease, (continued)

(b)
The lease agreement for certain equipment for the Company's organic composting facility at a cost of $199,643 (C$247,450 ), is payable in monthly blended installments of principal and interest of $4,129 (C$5,118), plus applicable harmonized sales taxes for a period of forty-six months plus the first two monthly blended installments of $8,068 (C$10,000) plus applicable harmonized sales taxes and an option to purchase the equipment for a final payment of $ 19,912 (C$24,680) plus applicable harmonized sales taxes on February 27, 2022. The leasing agreement bears interest at the rate of 6.15% annually, compounded monthly, due January 27, 2022.

(c)

The lease agreement for certain equipment for the Company's organic waste processing and composting facility at a cost of $314,370 (C$389,650), is payable in monthly blended installments of principal and interest of $5,528 (C$6,852), plus applicable harmonized sales taxes for a period of fifty-nine months plus an initial deposit of $15,692 (C$19,450) plus applicable harmonized sales taxes and an option to purchase the equipment for a final payment of a nominal amount of $81 (C$100) plus applicable harmonized sales taxes on February 27, 2025. The leasing agreement bears interest at the rate of 3.59% annually, compounded monthly, due February 27, 2025.

The lease liabilities are secured by the equipment under capital lease as described in note 8.

Minimum lease payments as per the original terms of the obligations under capital lease are as follows:

In the six-month period ending December 31, 2021	$95,156
In the year ending December 31, 2022	90,383
In the year ending December 31, 2023	66,342
In the year ending December 31, 2024	66,342
In the year ending December 31, 2025	5,609
323,832
Less: imputed interest	(16,951)
Total	$306,881

For the three and six-month periods ended June 30, 2021, $3,601 (C$4,409) and $7,694 (C$9,590) (2020-$5,831; C$8,015 and $8,920; C$12,165) respectively, in interest was incurred.

13. Convertible Promissory Notes

		June 30, 2021	December 31, 2020

(a)	Convertible promissory notes-March 7 and March 8, 2019 (net of unamortized financing costs of $nil (2020- $nil))	$300,000	$491,500
(b)	Convertible promissory note-May 23, 2019 (net of unamortized financing costs of $nil (2020-$nil))	—	242,000
(c)	Convertible promissory note-July 19, 2019 (net of unamortized financing costs of $nil (2020-$nil))	—	187,000
(d)	Convertible promissory note-October 17, 2019 (net of accumulated financing costs of $nil (2020-$nil)	—	171,600
(e)	Convertible promissory note-March 31, 2021 (net of unamortized financing costs of $48,262 (2020-$nil)	226,738	—
(f)	Convertible promissory note-April 1, 2021 (net of unamortized financing costs of $50,312 (2020-$nil)	224,688	—
(g)	Convertible promissory note-June 16, 2021 (net of unamortized financing costs of $353,404 (2020-$nil)	96,596	—
		$848,022	$1,092,100

SusGlobal Energy Corp. Notes to the Interim Condensed Consolidated Financial Statements June 30, 2021 and 2020 (Expressed in United States Dollars) (unaudited)

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

Although the March 2019 SPAs are dated March 7, 2019 and March 8, 2019 (each, a "March 2019 Effective Date"), they became effective upon the receipt in cash of the issue price by the March 2019 Investors. On March 11, 2019, the Company received cash of $456,000, net of transaction related expenses of $94,000, for the First Notes from the March 2019 Investors.

On April 24, 2019, the Company received one of the Back-End Notes from the March 2019 Investors in the face value amount of $275,000. The proceeds received by the Company was $228,000, net of transaction related expense of $47,000. The maturity dates of the March 2019 Investor Notes were March 7, 2020 and March 8, 2020. The March 2019 Investor Notes bear interest at a rate of twelve percent (12%) per annum (the "March 2019 Interest Rate"), which interest shall be paid by the Company to the March 2019 Investors in Common Stock at any time the March 2019 Investors send a notice of conversion to the Company.

The March 2019 Investors are entitled to, at their option, convert all or any amount of the principal face amount and any accrued but unpaid interest of the March 2019 Investor Notes into Common Stock, at any time, at a conversion price for each share of the Company's Common Stock equal to 65% multiplied by the lowest trading price (as defined in the Notes) of the Common Stock as reported on the National Quotations Bureau OTC Marketplace exchange upon which the Company's shares are traded during the twenty (20) consecutive Trading Day period immediately preceding (i) the applicable March 2019 Effective Date; or (ii) the conversion date.

The Company initially reserved a minimum of eight (8) times the number of its authorized and unissued Common Stock (the "March 2019 Reserved Amounts"), free from pre-emptive rights, to provide for the issuance of Common Stock upon the full conversion of the March 2019 Investor Notes. Upon full conversion of the March 2019 Investor Notes, any shares remaining in such reserve were cancelled.

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

On January 19, 2021, the remaining March 2019 Investor and the Company reached an agreement for payment in full of all obligations due and owing under its March 2019 Investor Notes by payments totaling $550,000, $50,000 paid on January 20, 2021, $200,000 on or before March 1, 2021, which was converted to 1,075,124 common shares on March 11, 2021 and $300,000 on or before March 31, 2021. The payment due on or before March 31, 2021 was extended to April 29, 2021. As of August 16, 2021, this amount has not been paid. This March 2019 Investor converted a total of $135,000 of one of his March 2019 Investor Notes for 1,075,124 common shares as noted above, including accrued interest of $32,444 (December 31, 2020-$91,802). The balance of the convertible promissory note was forgiven by the March 2019 Investor resulting in a forgiveness of debt of $135,641, including accrued interest of $129,141, disclosed under other income (loss) in the interim condensed consolidated financial statements.

SusGlobal Energy Corp. Notes to the Interim Condensed Consolidated Financial Statements June 30, 2021 and 2020 (Expressed in United States Dollars) (unaudited)

13. Convertible Promissory Notes, (continued)

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

During the three and six-month periods ended June 30, 2021, the May 2019 Investor converted a total of $nil and $nil (December 31, 2020-$nil and $15,000) of his May 2019 Note. And, on January 21, 2021, the May 2019 Investor converted the remaining balance of his May 2019 Investor Note for 846,154 common shares of the company. This satisfied in full all obligations due and owing under the May 2019 Investor Note. This resulted in a gain on forgiveness of debt of $95,346, including accrued interest of $73,346, disclosed as other income (loss) in the interim condensed consolidated statements of operations and comprehensive loss.

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

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
June 30, 2021 and 2020
(Expressed in United States Dollars)
(unaudited)

13. Convertible Promissory Notes, (continued)

On January 21, 2021, the July 2019 Investor converted the remaining balance of his July 2019 Investor Note for 653,846 common shares of the company. This satisfied in full all obligations due and owing under the July 2019 Investor Note. This resulted in a gain on forgiveness of debt of $69,882, including accrued interest of $52,882, disclosed as other income (loss) in the interim condensed consolidated statements of operations and comprehensive loss

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

As a result of the January 2019 Investor Notes, the March 2019 Investor Notes, the May 2019 Investor Note and the July 2019 Investor Note not having been repaid by their respective due dates, these defaults resulted in the interest rate on the October 2019 Investor Note increasing from 12% to 24% annually, effective January 28, 2020. On January 21, 2021, the October 2019 Investor converted the remaining balance of its October 2019 Investor Note for 600,000 common shares of the company. This satisfied in full all obligations due and owing under the October 2019 Investor Note. This resulted in a gain on forgiveness of debt of $58,591, including accrued interest of $42,991, disclosed as other income (loss) in the interim condensed consolidated statements of operations and comprehensive loss.

(e)

On March 31, 2021, the Company entered into a securities purchase agreement (the "March 2021 SPA") with one investor (the "March 2021 Investor") pursuant to which the Company issued to the March 2021 Investor one 10% unsecured convertible promissory note (the "March 2021 Investor Note") in the principal amount of $275,000. On this date, the Company received proceeds of $245,000, net of transaction related expenses $30,000. In addition, the March 31, 2021 Investor was issued 200,000 common shares immediately subsequent to the issue date, determined to be valued at $66,000, based on the closing trading price at the time.

The maturity date of the March 2021 Investor Note is September 30, 2021. The March 2021 Investor Note bears interest at a rate of ten percent (10%) per annum (the "March 2021 Interest Rate"), which shall be paid by the Company to the March 2021 Investor in Common Stock at any time the March 2021 Investor sends a notice of conversion to the Company. The March 2021 Investor is entitled to, at its option, convert all or any amount of the principal amount and any accrued but unpaid interest of the March 2021 Investor Note into Common Stock, at a conversion price of $0.20 per share. The original terms of the March 2021 Investor Note may be prepaid until 180 days from its issue date at a prepayment premium of 120%.

The Company initially reserved 5,000,000 of its authorized and unissued Common Stock (the "March 2021 Reserved Amount"), free from pre-emptive rights, to provide for the issuance of Common Stock upon the full conversion of the March 2021 Investor Note.

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
June 30, 2021 and 2020
(Expressed in United States Dollars)
(unaudited)

13. Convertible Promissory Notes, (continued)

(f)	On April 1, 2021, the Company entered into a securities purchase agreement (the "April 2021 SPA") with one investor (the "April 2021 Investor") pursuant to which the Company issued to the April 2021 Investor one 10% unsecured convertible promissory note (the "April 2021 Investor Note") in the principal amount of $275,000. On April 5, 2021, the Company received proceeds of $245,000, net of transaction related expenses of $30,000. In addition, the April 2021 Investor was issued 200,000 common shares immediately subsequent to the issue date, determined to be valued at $69,000, based on the closing trading price at the time.

The maturity date of the April 2021 Investor Note is September 30, 2021. The April 2021 Investor Note bears interest at a rate of ten percent (10%) per annum (the "April 2021 Interest Rate"), which shall be paid by the Company to the April 2021 Investor in Common Stock at any time the April 2021 Investor sends a notice of conversion to the Company. The April 2021 Investor is entitled to, at its option, convert all or any amount of the principal amount and any accrued but unpaid interest of the April 2021 Investor Note into Common Stock, at a conversion price of $0.20 per share. The original terms of the April 2021 Investor Note may be prepaid until 180 days from its issue date at a prepayment premium of 120%.

The Company initially reserved 5,000,000 of its authorized and unissued Common Stock (the "April 2021 Reserved Amount"), free from pre-emptive rights, to provide for the issuance of Common Stock upon the full conversion of the April 2021 Investor Note.

(g)	On June 16, 2021, the Company entered into a securities purchase agreement (the "June 2021 SPA") with one investor (the "June 2021 Investor") pursuant to which the Company issued to the June 2021 Investor one 10% unsecured convertible promissory note (the "June 2021 Investor Note") in the principal amount of $450,000. On June 18, 2021, the Company received proceeds of $382,500, net of transaction related expenses of $67,500. In addition, the June 2021 Investor was issued 1,000,000 common shares of the Company, determined to be valued at $300,000, based on an agreed upon price per share of $0.30.

The maturity date of the June 2021 Investor Note is June 16, 2022. The June 2021 Investor Note bears interest at a rate of ten percent (10%) per annum (the "June 2021 Interest Rate"), which shall be paid by the Company to the June 2021 Investor on a monthly basis, commencing on the first of the month following issuance. The June 2021 Investor may convert the principal amount and any accrued but unpaid interest into the Company's common stock from time to time following an event of default (as defined in the June 2021 Investor Note), at a conversion price (the "Conversion Price") equal to the lesser of 90% (representing a 10% discount) multiplied by the lowest trading price (i) during the previous twenty (20) trading day (as defined in the June 2021 Investor Note) period ending on the issuance date of the June 2021 Investor Note, or (ii) during the previous twenty (20) trading day period ending on date of conversion of the June 2021 Investor Note. The June 2021 Investor Note may be prepaid at any time in cash equal to the sum of (a) the then outstanding principal amount of the June 2021 Investor Note plus (b) accrued and unpaid interest on the unpaid principal balance of the June 2021 Investor Note plus (c) default interest (as defined in the June 2021 Investor note), if any.

The Company initially reserved 7,000,000 of its authorized and unissued Common Stock (the "June 2021 Reserved Amount"), free from pre-emptive rights, to provide for the issuance of Common Stock upon the full conversion of the June 2021 Investor Note.

The original terms of the convertible promissory notes described in paragraphs (a) through (d) above may be prepaid until 180 days from their applicable effective date with the following penalties: (i) if any of the convertible promissory notes are prepaid within sixty (60) days following their applicable effective date, then the prepayment premium shall be 125% of the face amount plus any accrued interest; (ii) if any of the convertible promissory notes are prepaid during the period beginning on the date which is sixty-one (61) days following their applicable effective date, and ending on the date which is ninety (90) days following their applicable effective date, then the prepayment premium shall be 135% of the face amount plus any accrued interest; (iii) if any of the convertible promissory notes are prepaid during the period beginning on the date which is ninety-one (91) days following their applicable effective date, and ending on the date which is one hundred eighty (180) days following their applicable effective date, then the prepayment premium shall be 145% of the face amount plus any accrued interest. Such prepayment redemptions must be closed and funded within three days of giving notice of prepayment or the right to prepay shall be forfeited.

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
June 30, 2021 and 2020
(Expressed in United States Dollars)
(unaudited)

13. Convertible Promissory Notes, (continued)

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

For the three and six-month periods ended June 30, 2021, the Company recorded interest of $28,963 and $43,719 (2020-$149,965 and $333,447 interest and default amounts) respectively. As at June 30, 2021, $29,024 (December 31, 2020-$316,048) of accrued interest is included in accrued liabilities in the interim condensed consolidated balance sheets. In addition, during the three and six-month periods ended June 30, 2021, $nil and $32,444 (2020-$1,444 and $6,455) respectively, of accrued interest was converted.

Refer also to going concern, note 2.

14. Loan Payable to Related Party

	June 30, 2021	December 31, 2020

Director	$-	$33,772

The balance owing to director, is unsecured, non-interest bearing and due on demand.

During the three and six-month periods ended June 30, 2021, the director's company, Travellers, converted a total of $165,680 (C$200,000) and $371,001 (C$461,620) (December 31, 2020-$nil; C$nil and $nil; C$nil) of loans provided during the period and $80,323 (C$101,700) of accounts payable owing to Travellers for 1,726,076 common shares. And, for the three and six-month periods ended June 30, 2021 $nil (C$nil) and nil (C$nil) (2020-$2,187; C$2,992 and $2,628; C$3,584) respectively, in interest was incurred on the Travellers loans.

15. Capital Stock

As at June 30, 2021, the Company had 150,000,000 common shares authorized with a par value of $.0001 per share and 91,825,299 (December 31, 2020-82,860,619) common shares issued and outstanding.

SusGlobal Energy Corp. Notes to the Interim Condensed Consolidated Financial Statements June 30, 2021 and 2020 (Expressed in United States Dollars) (unaudited)

15. Capital Stock, (continued)

For the six-month period ended June 30, 2021, the Company issued 3,175,124 common shares on the conversion of convertible promissory notes, in the amount of $713,716, including accrued interest and related costs of $32,716. The share conversion prices ranged from $0.156 to $0.26 per share. The Company also issued 1,726,076 common shares on the conversion of loans payable and accounts payable to related party (Travellers), in the amount of $451,324 (C$563,320).

In addition, the Company raised $157,620 (C$200,000) on a private place for 630,480 common shares at an issue price of $0.25 per share. Further, 583,000 common shares of the Company were issued for professional services valued at $143,819, based on the closing trading prices on issuance, disclosed as stock-based compensation in the interim condensed consolidated statements of operations and comprehensive loss.

On March 31, 2021, the Company issued a convertible promissory note to an investor, the March 2021 Investor, and issued, subsequent to March 31, 2021, 200,000 common shares, representing financing fees valued at $66,000, based on the closing trading price on issuance, disclosed under note 13(e), convertible promissory notes. On April 1, 2021, the Company issued a convertible promissory note to an investor, the April 2021 Investor, and subsequently issued 200,000 common shares, representing financing fees valued at $69,000, based on the closing trading price on issuance, disclosed under note 13(f), convertible promissory notes. And, on June 16, 2021, the Company issued a convertible promissory note to an investor, the June 2021 Investor, and subsequently issued 1,000,000 common shares, representing financing fees valued at $300,000 per the share purchase agreement, disclosed under note 13(g), convertible promissory notes.

On January 4, 2021, the Company issued 1,000,000 common shares to the CEO and 50,000 common shares to the CFO in connection with their executive consulting agreements, valued at $217,035, based on the closing trading price on issuance. Included under management stock-based compensation in the interim condensed consolidated statements of operations and comprehensive loss for the three and six-month periods ended June 30, 2021, are amounts of $54,259 and $108,518 respectively, representing the stock-based compensation for the periods. Also, on January 4, 2021, the Company issued 400,000 common shares on proceeds of $8,580, previously received on a conversion of debt in December 2020.

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

SusGlobal Energy Corp. Notes to the Interim Condensed Consolidated Financial Statements June 30, 2021 and 2020 (Expressed in United States Dollars) (unaudited)

16. Commitments

a)	Effective January 1, 2021, new executive consulting agreements were finalized for the services of the CEO and the CFO, for two years and one year, respectively. The CEO's monthly fee is $24,204 (C$30,000) for 2021 and 2022 $32,272 (C$40,000) for 2022 and for the CFO $6,454 (C$8,000). The future minimum commitment under these consulting agreements, is as follows:

For the six-month period ending December 31, 2021	$183,948
For the year ending December 31, 2022	387,264
$571,212

b)	The Company has agreed to lease its office premises from Haute on a month-to-month basis, at the monthly rate of $5,648 (C$7,000). The Company is responsible for all expenses and outlays in connection with its occupancy of the leased premises, including, but not limited to utilities, realty taxes and maintenance.

c)

The Company was assigned the land lease on the purchase of certain assets of Astoria Organic Matters Ltd., and Astoria Organic Matters Canada LP. The land lease, which comprises 13.88 acres in Roslin, Ontario, Canada, has a term expiring March 31, 2034. The basic monthly rent on the net lease is $2,420 (C$3,000) and is subject to adjustment based on the consumer price index as published by Statistics Canada ("CPI"). To date, no adjustment for CPI has been charged. The Company is also responsible for any property taxes, maintenance, insurance and utilities. In addition, the Company has the right to extend the lease for five further terms of five years each and one further term of five years less one day. As the Company acquired the business of 1684567, the previous landlord, in 2019, there are no future commitments for this lease. The Company is responsible through a special provision of the site plan agreement with the City of Belleville (the "City"), Ontario, Canada, that it is required to fund road maintenance required by the City through to September 30, 2025 at an annual rate of $8,068 (C$10,000). The future minimum commitment is as follows:

For the six-month period ending December 31, 2021	$8,068
For the year ending December 31, 2022	8,068
For the year ending December 31, 2023	8,068
For the year ending December 31, 2024	8,068
For the year ending December 31, 2025	8,068

$40,340

d)

On February 10, 2021, the Company signed an Agreement of Purchase and Sale (the "APS") for certain assets located in Hamilton, Ontario for $3,630,600 (C$4,500,000), including a vendor take-back mortgage of $1,613,600 (C$2,000,000) at an annual interest rate of 2% maturing two years after closing. Deposits of $161,360 (C$200,000) and $121,020 (C$150,000) were paid by the Company on February 10, 2021 and June 1, 2021 respectively. The APS was amended on April 8, 2021, to revise the closing date to June 4, 2021, subject to successful completion of the due diligence process and the completion of the Phase II Environmental Site Assessment at a cost of $40,179 (C$49,800), plus applicable harmonized sales taxes, expected on or before May 19, 2021. On May 20, 2021, the Company and the vendor signed a waiver and amending agreement, waiving the due diligence process and revising the closing date to June 16, 2021. Refer to subsequent events, note 20(c).

PACE has provided the Company a letter of credit in favor of the MECP in the amount of $223,347 (C$276,831) and, as security, has registered a charge of lease over the premises, located at 704 Phillipston Road, Roslin, Ontario, Canada. The Company is required to provide for environmental remediation and clean-up costs for its organic waste processing and composting facility.

SusGlobal Energy Corp. Notes to the Interim Condensed Consolidated Financial Statements June 30, 2021 and 2020 (Expressed in United States Dollars) (unaudited)

16. Commitments, (continued)

The letter of credit is a requirement of the MECP and is in connection with the financial assurance provided by the Company for it to be in compliance with the MECPs environmental objectives. The MECP regularly evaluates the Company's organic waste processing and composting facility to ensure compliance is adhered to and the letter of credit is subject to change by the MECP. The Company is currently updating its financial assurance with the MECP. As a result of audits conducted by the MECP in December of 2020, the Company has accrued estimated and actual costs for corrective measures as a result of the MECP's audits totaling $415,648 (C$515,181). For the three and six-month periods ended June 30, 2021, the estimated costs for these corrective measures totaled $11,004 (C$13,716) and $68,436 (C$85,300) respectively. As at June 30, 2021, the MECP has not drawn on the letter of credit. The letter of credit was renewed and will remain in effect to September 30, 2021, unless terminated by PACE.

17. Other Income (Loss)

	June 30, 2021	June 30, 2020
(a) Gain on forgiveness of convertible promissory notes	$359,460	$-
(b) Gain on disposal of long-lived assets	45,349	-
(c) Land option expired	-	(58,704)
	$404,809	$(58,704)

(a) On January 19, 2021, the remaining March 2019 Investor and the Company reached an agreement for payment in full of all obligations due and owing under his convertible promissory notes by payments totaling $550,000, $50,000 on January 20, 2021, $200,000 on or before March 1, 2021, which was converted to 1,075,124 common shares on March 11, 2021 and $300,000 on or before March 31, 2021. The payment due on or before March 31, 2021 was extended to April 29, 2021. As of August 16, 2021, this amount has not been paid. This resulted in a gain on forgiveness of the remaining March 2019 Investor Notes, in the amount of $135,641, including accrued interest of $129,141. Refer to note 13(a), convertible promissory notes.

And on January 20, 2021, the May 2019 Investor, the July 2019 Investor and the October 2019 Investor accepted in full 2,100,000 common shares of the Company representing payment in full of all obligations due and owing under their convertible promissory notes. This resulted in a gain on forgiveness of convertible promissory notes of $223,819, including accrued interest of $169,219. Refer to note 13(b) (c) and (d), convertible promissory notes.

(b) On January 8, 2021, the Company disposed of certain long-lived assets for proceeds of $47,394 (C$60,000) and realized a gain on disposal of $45,349 (C$57,411). The long-lived assets were maintained at landfills the Company managed up until early January 2021. Prior to disposal, the long-lived assets were disclosed under machinery and equipment in note 8, long-lived assets, net.

(c)   Expiry of land option on the 2019 business acquisition.

18. Economic Dependence

The Company generated 70% of its revenue from three customers and 83% of its revenue from four customers, during the three and six-month periods ended June 30, 2021 (2020-81% and 73% from four customers) respectively.

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
June 30, 2021 and 2020
(Expressed in United States Dollars)
(unaudited)

19. Legal Proceedings

From time to time, the Company may become involved in litigation relating to claims arising from the ordinary course of business. Management believes that there are currently no claims or actions pending against us, the ultimate disposition of which would have a material adverse effect on our results of operations, financial condition or cash flows.

The Company has a claim against it for unpaid legal fees in the amount $52,636 (C$65,241). The amount is included in accounts payable on the Company's consolidated balance sheets.

On September 24, 2020, the Company filed a statement of claim against the former chief executive officer and his company, LFGC, which was defended and counterclaimed. The Company's claim relates to damages for breach of contract, non-performance of contractual duties, breach of fiduciary duty, misrepresentation and breach of a duty of fidelity in the amount of $806,800 (C$1,000,000).

On October 26, 2020, the Company received a statement of defense and counterclaim from the defendants in response to the Company's statement of claim. The defendants are seeking $414,816 (C$514,150) in special damages and $403,400 (C$500,000) in punitive and exemplary damages. The Company filed its reply and defense to counterclaim on November 13, 2020. The plaintiffs by counterclaim filed their defense to counterclaim on November 23, 2020, denying all claims in the Company's reply and defense to counterclaim. Included in accounts payable on the Company's interim condensed consolidated balance sheets is an amount for unpaid fees to the former chief executive officer in the amount of $319,089 (C$395,500).

20. Subsequent Events

The Company's management has evaluated subsequent events up to the date the interim condensed consolidated financial statements were issued, pursuant to the requirements of ASC 855 and has determined the following to be material subsequent events:

(a)	On July 2, 2021, the Company revised a letter of intent with the vendors for the purchase of the shares of their two corporations which own proprietary processes, manufacture liquid organic fertilizers and other products. The transaction is set to close on August 31, 2021 with a total purchase price of $16,136,000 (C$20,000,000), which will consist of cash of $8,068,000 (C$10,000,000) and common shares of the Company having a value of $8,068,000 (C$10,000,000). The purchase price will be satisfied through a payment of $2,420,400 (C$3,000,000) in cash and the issuance of common shares having a value of $8,068,000 (C$10,000,000) on closing and a final payment of $5,647,600 (C$7,000,000) in cash on June 1, 2022.

(b)	Subsequent to June 30, 2021, the Company received proceeds from 4 private placements in the amount of $111,839, net of share issue costs in the amount of $8,925 (C$11,062) plus applicable harmonized sales taxes, on the issuance of 464,868 common shares. The pricing on the private placements was based on the closing trading price of the shares, $0.26 per share.

(c)	On August 3, 2021, the vendor agreed to amend the APS for the purchase of certain assets in Hamilton, Ontario, Canada, with a new closing date of August 17, 2021. The newly amended APS will provide for a credit to the Company in the amount of $302,550 (C$375,000) with respect to certain deficiencies. In addition, the Company will issue 300,000 common shares to the vendor on closing. To finance the closing, the Company increased its 1st mortgage by $1,532,920 (C$1,900,000). The funds are being held in escrow on August 16, 2021.

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

Growth and percentage comparisons made herein generally refer to the three and six-month periods ended June 30, 2021 compared with the three and six-month periods ended June 30, 2020 unless otherwise noted. Unless otherwise indicated or unless the context otherwise requires, all references in this document to "we, "us, "our," the "Company," and similar expressions refer to SusGlobal Energy Corp., and depending on the context, its subsidiaries.

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

On May 23, 2017, SusGlobal filed an Application for Authorization to continue in another Jurisdiction with the Ministry of Government Services in Ontario and a certificate of corporate domestication and certificate of incorporation with the Secretary of State of the State of Delaware under which it changed its jurisdiction of incorporation from Ontario to the State of Delaware (the "Domestication"). In connection with the Domestication each of the currently issued and outstanding common shares were automatically converted on a one-for-one basis into common shares compliant with the laws of the state of Delaware (the "Shares"). As a result of the Domestication, pursuant to Section 388 of the General Corporation Law of the State of Delaware (the "DGCL"), SusGlobal continued its existence under the DGCL as a corporation incorporated in the State of Delaware. The business, assets and liabilities of SusGlobal and its subsidiaries on a consolidated basis, as well as its principal location and fiscal year, were the same immediately after the Domestication as they were immediately prior to the Domestication. SusGlobal filed a Registration Statement on Form S-4 to register the Shares and this registration statement was declared effective by the SEC on May 23, 2017.

On December 11, 2018, the Company began trading on the OTCQB venture market exchange, under the ticker symbol SNRG.

When the terms "the Company," "we," "us" or "our" are used in this document, those terms refer to SusGlobal Energy Corp., and its wholly-owned subsidiaries, SusGlobal Energy Canada Corp., SusGlobal Energy Canada I Ltd., and SusGlobal Energy Belleville Ltd.

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

We believe the project and services offered can benefit both the public and private markets. The following includes some of our work managing organic waste streams: Anaerobic Digestion, Dry Digestion, Biogas Production, Wastewater Treatment, In-Vessel Composting, SSO Treatment, Biosolids Heat Treatment, Leachate Management, Composting and Liquid Fertilizer production.

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

The Coronavirus Outbreak ("COVID-19") May Adversely Affect Our Business Operations and Financial Condition

In December 2019, COVID-19 was reported. On March 11, 2020, the World Health Organization characterized COVID-19 as a pandemic.  Developments in this area continue daily at the local, provincial and national levels.  The Company has taken steps, consistent with directions from local, provincial and federal authorities, to mitigate known risks with the health and safety of its employees and customers as its first priority. The outbreak of COVID-19 was declared a national emergency. Many provinces and municipalities in Canada, announced aggressive actions to reduce the spread of COVID-19, including limiting non-essential gatherings of people, ceasing all non-essential travel, ordering certain businesses and government agencies to cease non-essential operations at physical locations and issuing "social or physical distancing" orders, which direct individuals to remain at their places of residence (subject to limited exceptions). COVID-19 poses the risk that we or our employees, contractors, customers, government and third-party payors and others may be prevented from conducting business activities for an indefinite period of time, including due to spread of the disease within these groups or due to shutdowns that have been and may continue to be requested or mandated by governmental authorities.

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

The Company is fortunate that its operations have not been forced to close as we are considered an essential service. In the early stages of COVID-19, the receipt of organic waste had increased, the likely impact of the requirement for the public to stay in their residences, unless they themselves are employed in an essential business or service. A broad, sustained outbreak of COVID-19 will negatively impact our results and financial condition for the following reasons; (i) a large percentage of our customers are municipalities and their limited operations have resulted in a delay in the collection of outstanding receivables in the early months of COVID-19, impacting our cash flows, including the use of cash; (ii) members of the board, management or employee team, some of whom are particularly at-risk for the severe symptoms of COVID-19, or of our small number of other employees, may become ill or have family members who are ill and are absent as a result, or they may elect not to come to work due to the illness affecting others in our office or facility; and (iii) the outbreak may materially impact our operations for a sustained period of time due to the current travel bans and restrictions, quarantines, social or physical distancing orders and shutdowns.

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

RECENT BUSINESS DEVELOPMENTS

On February 10, 2021, the Company signed an Agreement of Purchase and Sale (the "APS") for certain assets located in Hamilton, Ontario, Canada for $3,630,600 (C$4,500,000), including a vendor take-back mortgage of $1,613,600 (C$2,000,000) at an annual interest rate of 2% maturing two years after closing. Deposits of $161,360 (C$200,000) and $121,020 (C$150,000) were paid by the Company on February 10, 2021 and June 1, 2021 respectively. The APS was amended on April 8, 2021, to revise the closing date to June 4, 2021, subject to successful completion of the due diligence process and the completion of the Phase II Environmental Site Assessment at a cost of $40,179 (C$49,800), plus applicable harmonized sales taxes, expected on or before May 19, 2021. On May 20, 2021, the Company and the vendor signed a waiver and amending agreement, waiving the due diligence process and revising the closing date to June 16, 2021. On August 3, 2021, the vendor agreed to amend the APS for the purchase of certain assets in Hamilton, Ontario, Canada, with a new closing date of August 17, 2021. The newly amended APS will provide for a credit to the Company in the amount of $302,550 (C$375,000) for certain deficiencies. In addition, the Company will issue 300,000 common shares to the vendor on closing. To finance the closing, the Company increased its 1st mortgage by $1,532,920 (C$1,900,000). The funds are being held in escrow on August 16, 2021.

On July 8, 2021, the Company applied to list its Common Stock on the Nasdaq Capital Market, and submitted the initial listing fee of $5,000.

On July 2, 2021, the Company revised a letter of intent with the vendors for the purchase of the shares of their two corporations which own proprietary processes, manufacture liquid organic fertilizers and other products. The transaction is set to close on August 31, 2021 with a total purchase price of $16,136,000 (C$20,000,000), which will consist of cash of $8,068,000 (C$10,000,000) and common shares of the Company having a value of $ 8,068,000 (C$10,000,000). The purchase price will be satisfied through a payment of $2,420,400 (C$3,000,000) in cash and the issuance of common shares having a value of $8,068,000 (C$10,000,000) on closing and a final payment of $5,647,600 (C$7,000,000) in cash on June 1, 2022.

On June 1, 2021, the Board of Directors of the Company appointed Ms. Susan Harte as a member of the Board of Directors, effective immediately.

On May 19, 2021, Ryan Duffy submitted his resignation from his position as a member of the Board of Directors of the Company, effective immediately. Mr. Duffy did not resign as a result of any dispute with the Company on any matter relating to the Company's operations, policies or practices.

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

On April 20, 2021, the Board of Directors of the Company appointed Mr. Gary Herman as a member of the Board, effective immediately.

On April 8, 2021, the Company completed the purchase of its new truck and hauling trailer for a total purchase price of $177,624 (C$220,159), plus the applicable harmonized sales taxes and administrative costs. The Company paid deposits of $39,649 (C$49,143) on this purchase and financed the balance over a period of forty-eight months at a monthly principal and interest payment of $3,712 (C$4,601) at an interest rate of 4.95% per annum.

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

Purchase of Additional Lands

On November 12, 2020, the Company acquired additional lands described in the Company's Share Purchase Agreement (the "SPA") of 1684567 Ontario Inc. ("1684567"), in May of 2019. The additional lands include a 6.60-acre licensed gravel pit and a 0.20 acre right of way for a purchase price of $169,428 (C$210,000) plus the applicable harmonized sales tax. The Company is now the owner of a 49-acre land parcel at its Belleville, Ontario, Canada, organic waste processing and composting facility. The purchase was funded through an additional advance of $564,760 (C$700,000) on its 1st mortgage. The funds received, $418,921 (C$519,238), were net of financing fees of $59,481 (C$73,725) and expenses including accrued interest, property taxes and other disbursements of $92,590 (C$114,762). The new first mortgage of $2,662,440 (C$3,300,000) was registered on November 12, 2020. The terms of the new 1st mortgage are as noted under long-term debt, note 11(d) to the interim condensed consolidated financial statements, including an interest rate at the higher of the Royal Bank of Canada's prime rate plus 7.55% (currently 10% per annum) and 10% per annum, and the principal amount is due December 1, 2021.  Management used a portion of the additional advance to satisfy certain obligations with Pace Savings and Credit Union Limited ("PACE").

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

Energy Retrofit Program

On January 15, 2020, the Independent Electrical System Operator (the "IESO") pre-approved the Company's Save on Energy Retrofit Program Application (the "Program"). The total cost of the Program was $95,761 ($C118,692). As the Program was successfully completed, the Company, on April 15, 2021, received the hydro grant from the IESO of $47,191 (C$58,491), plus the applicable harmonized sales taxes. The Program was designed to realize a savings of approximately 50% in hydro costs annually, with an overall return on investment estimated at 125%.

Financings

(a) Securities Purchase Agreements

On June 16, 2021, the Company entered into a securities purchase agreement (the "June 2021 SPA") with one investor (the "June 2021 Investor") pursuant to which the Company issued to the June 2021 Investor one 10% unsecured convertible promissory note (the "June 2021 Investor Note") in the principal amount of $450,000. On June 18, 2021, the Company received proceeds of $382,500, net of transaction related expenses of $67,500. In addition, the June 2021 Investor was issued 1,000,000 common shares of the Company, determined to be valued at $300,000, based on an agreed upon price per share of $0.30.

The maturity date of the June 2021 Investor Note is June 16, 2022. The June 2021 Investor Note bears interest at a rate of ten percent (10%) per annum (the "June 2021 Interest Rate"), which shall be paid by the Company to the June 2021 Investor on a monthly basis, commencing on the first of the month following issuance. The June 2021 Investor may convert the principal amount and any accrued but unpaid interest into the Company's common stock from time to time following an event of default (as defined in the June 2021 Investor Note), at a conversion price (the "Conversion Price") equal to the lesser of 90% (representing a 10% discount) multiplied by the lowest trading price (i) during the previous twenty (20) trading day (as defined in the June 2021 Investor Note) period ending on the issuance date of the June 2021 Investor Note, or (ii) during the previous twenty (20) trading day period ending on date of conversion of the June 2021 Investor Note. The June 2021 Investor Note may be prepaid at any time in cash equal to the sum of (a) the then outstanding principal amount of the June 2021 Investor Note plus (b) accrued and unpaid interest on the unpaid principal balance of the June 2021 Investor Note plus (c) default interest (as defined in the June 2021 Investor note), if any.

On April 1, 2021, the Company entered into a securities purchase agreement with an investor (the "April 2021 Investor"), in which the Company issued to the April 2021 Investor a 10% unsecured convertible promissory note (the "April 2021 Investor Note") in the aggregate principal amount of $275,000, due September 30, 2021, convertible at any time after issuance at a per share price of $0.20. In addition, the April 2021 Investor received 200,000 common shares of the Company, subsequent to issuance of the April 2021 Investor Note, valued at $69,000 based on the closing price of the common shares on issuance the day before issuance. On April 5, 2021, the Company received $245,000, net of transaction related expenses of $30,000.

On March 31, 2021, the Company entered into a securities purchase agreement with an investor (the "March 2021 Investor"), in which the Company issued to the March 2021 Investor a 10% unsecured convertible promissory note (the "March 2021 Investor Note") in the aggregate principal amount of $275,000, due September 30, 2021, convertible at any time after issuance at a per share price of $0.20. In addition, the March 2021 Investor received 200,000 common shares of the Company, subsequent to issuance of the March 2021 Investor Note, valued at $69,000 based on the closing price of the common shares the day before issuance. On March 31, 2021, the Company received $245,000, net of transaction related expenses of $30,000.

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

On January 19, 2021, the remaining March 2019 Investor and the Company reached an agreement for payment in full of all obligations due and owing under its March 2019 Investor Notes by payments totaling $550,000, $50,000 paid on January 20, 2021, $200,000 on or before March 1, 2021, which was converted to 1,075,124 common shares on March 11, 2021 and $300,000 on or before March 31, 2021. The payment due on or before March 31, 2021 was extended to April 29, 2021. As of August 16, 2021, this amount has not been paid. As noted, the March 2019 Investor converted a total of $135,000 of one of his March 2019 Investor Notes, including accrued interest of $32,444 and related expense of $275 into 1,075,124 common shares of the Company, a conversion price of $0.156 per share. The balance of the convertible promissory note was forgiven by the March 2019 Investor resulting in a forgiveness of debt of $135,641, including accrued interest of $129,141, disclosed under other income in the interim condensed consolidated financial statements.

For the three and six-month periods ended June 30, 2021, the Company recorded interest of $28,963 and $43,719 (2020-$149,965 and $333,447 interest and default amounts) respectively. As at June 30, 2021, $29,024 (December 31, 2020-$316,048) of accrued interest is included in accrued liabilities in the interim condensed consolidated balance sheets. In addition, during the three and six-month periods ended June 30, 2021, $nil and $32,444 (2020-$1,444 and $6,455) respectively, of accrued interest was converted.

(b) Pace Savings & Credit Union Limited ("PACE")

On February 18, 2021, PACE and the Company reached a new agreement to repay all amounts owing to PACE on or before July 30, 2021. The amounts owing were not repaid to PACE on July 30, 2021.  On August 13, 2021, PACE agreed to allow the Company until August 31, 2021 to bring the arrears current and continue to September 2022, the original maturity date. Management continues discussions with equity investors and a Canadian chartered bank to re-finance its remaining obligations to PACE and repay other creditors. In addition, the letter of credit the Company has with PACE in favor of the Ministry of the Environment, Conservation and Parks (the "MECP"), was renewed and will remain in effect to September 30, 2021, unless terminated by PACE. On April 3, 2020, the shares previously pledged as security to PACE, were released and are currently held as security for the personal guarantee from the CEO and charge against the Haute leased premises.

The remaining PACE long-term debt was initially payable as noted below:

(i)	The credit facility bears interest at the PACE base rate of 7.00% plus 1.25% per annum, currently 8.25%, is payable in monthly blended installments of principal and interest of $7,071 (C$8,764) and matures on September 2, 2022. The first and only advance on the credit facility on February 2, 2017, in the amount of $1,290,880 (C$1,600,000), is secured by a business loan general security agreement, a $1,290,880 (C$1,600,000) personal guarantee from the CEO and a charge against the Haute leased premises. Also pledged as security are the shares of the wholly-owned subsidiaries, and a limited recourse guarantee against each of these parties. As noted above, the pledged shares were delivered by PACE and are currently held as security for the personal guarantee from the CEO and charge against the Haute leased premises. The credit facility is fully open for prepayment at any time without notice or bonus.

(ii)	The credit facility advanced on June 15, 2017, in the amount of $484,080 (C$600,000), bears interest at the PACE base of 7.00% plus 1.25% per annum, currently 8.25%, is payable in monthly blended installments of principal and interest of $3,954 (C$4,901), and matures on September 2, 2022. The credit facility is secured by a variable rate business loan agreement on the same terms, conditions and security as noted above.

(iii)	The corporate term loan advanced on September 13, 2017, in the amount of $3,004,642 (C$3,724,147), bears interest at PACE base rate of 7.00% plus 1.25% per annum, currently 8.25%, is payable in monthly blended installments of principal and interest of $23,971 (C$29,711), and matures September 13, 2022. The corporate term loan is secured by a business loan general security agreement representing a floating charge over the assets and undertakings of the Company, a first priority charge under a registered debenture and a lien registered under the Personal Property Security Act in the amount of $3,227,989 (C$4,000,978) against the assets including inventory, accounts receivable and equipment. The corporate term loan also included an assignment of existing contracts included in the asset purchase agreement.

For the three and six-month periods ended June 30, 2021, $81,163 (C$99,651) and $158,428 (C$197,467) (2020-$78,492; C$108,615 and $155,241; C$211,731) respectively, in interest was incurred on the PACE long-term debt. As at June 30, 2021 $71,051 (C$88,065) (December 31, 2020-$18,319; C$23,325) in accrued interest is included in accrued liabilities.

(c) Other Financings

(i)

The Company obtained a 1st mortgage provided by private lenders to finance the acquisition of the shares of 1684567 and to provide funds for additional financing needs, received in three tranches totaling $2,662,440 (C$3,300,000) (December 31, 2020-$2,662,440; C$3,300,000). The 1st mortgage is repayable interest only on a monthly basis at an annual rate of the higher of the Royal Bank of Canada's prime rate plus 6.05% per annum (currently 8.50%) and 10% per annum with a maturity date of December 1, 2021. The mortgage payable is secured by the shares held of 1684567, a first mortgage on the land described in note 8, long-lived assets, in the interim condensed consolidated balance sheets with a carrying value of $1,700,734 (C$2,108,000) and a general assignment of rents. Financing fees on the mortgage totaled $182,096 (C$225,702). As at June 30, 2021 $21,153 (C$26,219) (December 31, 2020-$36,215; C$46,110) of accrued interest is included in accrued liabilities in the interim condensed consolidated balance sheets. In addition, as at June 30, 2021 there is $23,731 (C$29,414) (December 31, 2020-$50,253; C$63,984) of unamortized finance fees included in long-term debt in the interim condensed consolidated balance sheets.

To finance the closing, the Company increased its 1st mortgage by $1,532,920 (C$1,900,000). The funds are being held in escrow on August 16, 2021.

For the three and six-month periods ended June 30, 2021, $53,892 (C$65,948) and $116,422 (C$145,110) (2020-$46,936; C$65,000 and $95,316; C$130,000) respectively, in interest was incurred on the mortgage payable.

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

The Company has received a total of $80,680 (C$100,000) under this program, from its Canadian chartered bank.

Under the initial term date of the loans, which is detailed in the CEBA term loan agreements, the amount is due on December 31, 2022 and is interest-free. If the loans are not repaid by December 31, 2022, the Company can make payments, interest only, on a monthly basis at an annual rate of 5%, under the extended term date, beginning January 31, 2023, maturing December 31, 2025.

In addition, on a combined basis, if $56,476 (C$70,000) of the loans are repaid by the initial term, December 31, 2022, the Company's Canadian chartered bank will forgive the balance, $24,204 (C$30,000). The CEBA term loan agreements contain a number of positive and negative covenants, for which the Company is not in full compliance.

(iii)	On August 4, 2020, the Company received an advance in the amount of $82,992 (C$110,700) from a private lender. The advance was repayable weekly at an amount of $4,952 (C$6,138). The amount was paid in full on January 26, 2021. For the three and six-month periods ended June 30, 2021, the Company incurred interest charges of $nil (C$nil) $808 (C$883) (2020-$nil; C$nil and $nil; C$nil).

(iv)	During the three and six-month periods ended June 30, 2021, Travellers International Inc. ("Travellers"), a company controlled by the president and chief executive officer (the "CEO") of the Company, who is also a director, loaned the Company $405,321 (C$327,013). The loans were converted along with of $82,052 (C$101,700) of accounts payable owing to Travellers into 1,726,076 common shares of the Company based on the closing trading price of the shares on conversion.
There are no written agreements evidencing the Travellers loans other than resolutions of the Board with attached loan schedules.

(d) Financings Related to Obligations Under Capital Lease

There were no new capital leases entered into by the Company during the three-month period ended June 30, 2021.The original terms of the obligations under capital lease are noted below under paragraphs (i), (ii) and (iii).

(i)	The lease agreement for certain equipment for the Company's organic waste processing and composting facility at a cost of $231,269 (C$286,650), is payable in monthly blended installments of principal and interest of $4,712 (C$5,840), plus applicable harmonized sales taxes and an option to purchase the equipment for a final payment of $23,074 (C$28,600), plus applicable harmonized sales taxes on October 31, 2021. The lease agreement bears interest at the rate of 5.982% annually, compounded monthly, due September 30, 2021.

(ii)	The lease agreement for certain equipment for the Company's organic composting facility at a cost of $199,643 (C$247,450 ), is payable in monthly blended installments of principal and interest of $4,129 (C$5,118), plus applicable harmonized sales taxes for a period of forty-six months plus the first two monthly blended installments of $8,068 (C$10,000) plus applicable harmonized sales taxes and an option to purchase the equipment for a final payment of $ 19,912 (C$24,680) plus applicable harmonized sales taxes on February 27, 2022. The leasing agreement bears interest at the rate of 6.15% annually, compounded monthly, due January 27, 2022.

(iii)	The lease agreement for certain equipment for the Company's organic waste processing and composting facility at a cost of $314,370 (C$389,650), is payable in monthly blended installments of principal and interest of $5,528 (C$6,852), plus applicable harmonized sales taxes for a period of fifty-nine months plus an initial deposit of $15,692 (C$19,450) plus applicable harmonized sales taxes and an option to purchase the equipment for a final payment of a nominal amount of $81 (C$100) plus applicable harmonized sales taxes on February 27, 2025. The leasing agreement bears interest at the rate of 3.59% annually, compounded monthly, due February 27, 2025.

For the three and six-month periods ended June 30, 2021, $3,601 (C$4,409) and $7,694 (C$9,590) (2020-$5,831; C$8,015 and $8,920; C$12,165) respectively, in interest was incurred.

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

Organic Composting Facility- As noted above, the Company's organic waste processing and composting facility, located in Belleville, Ontario Canada, has ECAs in place to accept up to 70,000 MT of waste annually and is currently in operation. Certain assets of the organic waste processing and composting facility, including the ECAs for the waste transfer station (not yet built), were acquired by the Company on September 15, 2017, from the Receiver for Astoria, under the APA. The Company charges tipping fees for the waste accepted at the organic waste composting facility based on arrangements in place with the customers and the type of waste accepted. Typical waste accepted includes, leaf and yard, biosolids, food, liquid, paper sludge and source separated organics. During six-month period ended June 30, 2021, tipping fees ranged from $56 (C$69) to $128 (C$159) per MT.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2021, the Company had a bank balance of $21,423 (December 31, 2020-$6,457) and current debt obligations and other current liabilities in the amount of $9,462,953 (December 31, 2020-$10,358,212). As at June 30, 2021, the Company had a working capital deficit of $8,632,361 (December 31, 2020-$9,830,314). The Company does not currently have sufficient funds to satisfy the current debt obligations.

On February 18, 2021, PACE and the Company reached a new agreement to repay all amounts owing to PACE on or before July 30, 2021. The amounts owing were not repaid to PACE on July 30, 2021. On August 13, 2021, PACE agreed to allow the Company until August 31, 2021 to bring the arrears current and continue to September 2022, the original maturity date. Management continues discussions with equity investors and a Canadian chartered bank to re-finance its remaining obligations to PACE and repay other creditors. In addition, the letter of credit the Company has with PACE in favor of the Ministry of the Environment, Conservation and Parks (the "MECP"), was renewed and will remain in effect to September 30, 2021, unless terminated by PACE. On April 3, 2020, the shares previously pledged as security to PACE, were released and are currently held as security for the personal guarantee from the CEO and charge against the Haute leased premises.

The Company's total assets as at June 30, 2021 were $6,059,564 (December 31, 2020-$5,758,303) and total current liabilities were $9,462,953 (December 31, 2020-$10,358,212). Significant losses from operations have been incurred since inception and there is an accumulated deficit of $14,573,090 as at June 30, 2021 (December 31, 2020 -$13,468,794). Continuation as a going concern is dependent upon generating significant new revenue and generating external capital and securing debt to satisfy its creditors' demands and to achieve profitable operations while maintaining current fixed expense levels.

To pay current liabilities and to fund any future operations, the Company requires significant new funds, which the Company may not be able to obtain. In addition to the funds required to liquidate the $9,462,953 in current debt obligations and other current liabilities, the Company estimates that approximately $13,750,000 must be raised to fund capital requirements and general corporate expenses for the next 12 months.

In the normal course of business, we are exposed to market risks, including changes in interest rates, certain commodity prices and Canadian currency rates. The Company does not use derivatives to manage these risks.

During the three and six-month periods ended June 30, 2021, the investors of the unsecured convertible promissory notes, converted a total of $nil and $681,000 of their unsecured convertible promissory notes respectively, along with a portion of their accrued interest and related costs of $nil and $32,719, a total of $nil and $713,719 for 3,175,124 common shares of the Company at prices ranging from $0.156 to $0.26 per share.

As at June 30, 2021, the current and long-term portions of our debt obligations totaled $7,885,723 (December 31, 2020-$7,922,532).

In addition, as at June 30, 2021, the Company had an outstanding letter of credit provided by PACE, in the amount of $223,347 (C$276,831), in favor of the MECP. The letter of credit is a requirement of the MECP and is in connection with the financial assurance provided by the Company, for it to be in compliance with the MECPs environmental objectives. The MECP regularly evaluates the Company's organic waste processing and composting facility to ensure compliance is adhered to and the letter of credit is subject to change by the MECP. The Company is currently updating its financial assurance with the MECP.  The letter of credit was renewed and will remain in effect to September 30, 2021, unless terminated by PACE.

CONSOLIDATED RESULTS OF OPERATIONS - FOR THE THREE-MONTH PERIOD ENDED JUNE 30, 2021 COMPARED TO THE THREE-MONTH PERIOD ENDED JUNE 30, 2020

	For the three-month periods ended
	June 30, 2021	June 30, 2020

Revenue	$212,632	$382,639

Cost of Sales
Opening inventory	45,923	4,071
Depreciation	135,539	121,158
Direct wages and benefits	65,390	85,063
Equipment rental, delivery, fuel and repairs and maintenance	69,280	96,854
Utilities	(10,845)	7,963
Outside contractors	21,372	1,706
	326,659	316,815
Less: closing inventory	(35,983)	-
Total cost of sales	290,676	316,815

Gross (loss) profit	(78,044)	65,824

Operating expenses
Management compensation-stock-based compensation	54,259	-
Management compensation-fees	92,875	49,825
Marketing	82,747	(2,917)
Professional fees	70,844	107,887
Interest expense and default amounts	168,718	283,409
Office and administration	29,620	77,000
Rent and occupancy	36,580	28,763
Insurance	16,385	23,921
Filing fees	17,188	8,266
Amortization of financing costs	122,543	30,471
Directors' compensation	12,672	1,853
Stock-based compensation	28,209	-
Repairs and maintenance	(5,402)	2,453
Foreign exchange (income) loss	(7,321)	(84,635)
Total operating expenses	719,917	526,296

Net loss from operating activities	(797,961)	(460,472)
Other Income	-	(58,704)
Net loss before deferred taxes recovery	(797,961)	(519,176)
Deferred taxes recovery		196,005
Net Loss	$(797,961)	$(323,171)

During the three-month period ended June 30, 2021, the Company generated $212,632 of revenue from its organic waste processing and composting facility and its garbage collection operations compared to $382,639 in the three-month period ended June 30, 2020. The reduction in revenue is primarily due to changes in the customer base including an expiring contract at prior year-end and reductions in certain waste disposed of by several customers. The majority of the revenue from the organic waste processing and composting facility relates to revenue from tipping fees charged for organic and other waste accepted and to a lesser portion relating to the sale of compost processed.

In the operation of the organic waste processing and composting facility, the Company processes organic and other waste received and produces the end product, compost. The cost of producing the compost totaled $290,676 for the three-month period ended June 30, 2021 compared to $316,815 for the three-month period ended June 30, 2020. These costs include equipment rental, delivery, fuel, repairs and maintenance, direct wages and benefits, depreciation, utilities and outside contractors. The reduction in costs relate partially to reduced overtime hours included in direct wages and benefits, adjustments to the estimated cost for the clean-up of certain waste as ordered by the MECP, reductions in utilities resulting from the retrofit of the hydro usage in the composting operation along with credits provided by the utility company for hydro usage offset by an increase in hauling costs included in outside contractors.

Operating expenses increased by $193,621, from $526,296 in the three-month period ended June 30, 2020 to $719,917 in the three-month period ended June 30, 2021, explained further below.

Management compensation related to stock-based compensation increased by $54,259, in the three-month period ended June 30, 2021, as a result of the common stock issued to the officers on the commencement of their new executive consulting contracts, effective January 1, 2021. The balance of the total stock-based compensation valued at $217,035, based on the trading price of the shares on issuance, will be expensed over the balance of the year. The management compensation relating to fees increased by $43,050, from $49,825 in the three-month period ended June 30, 2020 to $92,875 in the three-month period ended June 30, 2021, the result of increased monthly fees for the CEO, effective January 1, 2021.

The Company commenced a new marketing program effective February 1, 2021 for a period of five months to June 30, 2021, at a cost of $20,000 per month, which significantly contributed to the total marketing expense of $82,747 in the three-month period ended June 30, 2021.

Professional fees were reduced by $37,043, from $107,887 in the three-month period ended June 30, 2020 to $70,844 in the three-month period ended June 30, 2021, primarily due to the absence of certain legal fees in connection with refinancing.

Interest expense and default amounts reduced by $114,691 from $283,409 in the three-month period ended June 30, 2020 to $168,718 in the three-month period ended June 30, 2021. This was primarily due to the payoff agreements finalized with the convertible promissory note holders at the end of the prior year and during the three-month period ended March 31, 2021, a reduction of approximately $137,000. This was offset primarily by increases in the interest on the 1st mortgage payable, whose principal balance increased by $564,760 (C$700,000), effective November 10, 2020.

Office and administration expenses decreased by $47,380 from $77,000 in the three-month period ended June 30, 2020 to $29,620 in the three-month period ended June 30, 2021, primarily due to the reversal of an administrative penalty of $30,000 levied by the Internal Revenue Service in 2019, after receiving the Company's response to the administrative penalty.

Rent and occupancy increased by $7,817 from $28,763 in the three-month period ended June 30, 2020 to $36,580 in the three-month period ended June 30, 2021, primarily due to an increase in the monthly rent for the Company's Toronto, Ontario, Canada office along with higher common area expenses.

Insurance reduced by $7,536 from $23,921 in the three-month period ended June 30, 2020 to $16,385 in the three-month period ended June 30, 2021, primarily due to the Company self-insuring certain property at its organic waste processing and composting facility.

Filing fees increased by $8,922 from $8,266 in the three-month period ended June 30, 2020 to $17,188 in the three-month period ended June 30, 2021, primarily due to costs associated with increased filings.

The amortization of financing costs incurred increased by $92,072 from $30,471 in the three-month period ended June 30, 2020 to $122,543 in the three-month period ended June 30, 2021, due primarily to the amortization of the financing fees relating to the three new convertible promissory notes dated March 31, 2021, April 1, 2021 and June 16, 2021.

Directors' compensation increased from by $10,819 from $1,853 in the three-month period ended June 30, 2020 to $12,672 in the three-month period ended June 30, 2021. In the prior year, the majority of the directors' compensation was based on an accrual for the issuance of stock to satisfy the amounts owed and was an insignificant balance due to the reducing trading price of the common stock. In the current year, the directors' compensation is recorded as an accrual of fees owed, $20,058 (C$25,000) annually, per director.

Stock-based compensation of $28,209 relates to stock issued for professional services provided in the current period with no comparable amount in the prior period. The balance of the total stock-based compensation, determined to be valued at $143,819, will be expensed over the duration of the professional services contacts, which expire at various dates from July 31, 2021 to March 31, 2023.

Repairs and maintenance reduced by $7,855 from $2,453 in the three-month period ended June 30, 2020 to a credit of $5,402 in the three-month period ended June 30, 2021, primarily due to a credit provided by one supplier.

The foreign exchange income reduced by $77,314, from income of $84,635 in the three-month period ended June 30, 2020 to income of $7,321 in the three-month period ended June 30, 2021, due primarily to gains and losses on the translation of balances and transactions during the period.

In the prior period, the Company wrote off a land option in the amount of $58,704, with no comparable amount in the current period.

CONSOLIDATED RESULTS OF OPERATIONS - FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 2021 COMPARED TO THE SIX-MONTH PERIOD ENDED JUNE 30, 2020

	For the six-month periods ended
	June 30, 2021	June 30, 2020

Revenue	$405,292	$732,836

Cost of Sales
Opening inventory	24,740	5,389
Depreciation	272,099	234,267
Direct wages and benefits	136,449	161,246
Equipment rental, delivery, fuel and repairs and maintenance	175,173	158,156
Utilities	7,418	46,240
Outside contractors	21,372	5,279
	637,251	610,577
Less: closing inventory	(35,983)	-
Total cost of sales	601,268	610,577

Gross (loss) profit	(195,976)	122,259

Operating expenses
Management compensation-stock-based compensation	108,518	-
Management compensation-fees	182,924	101,182
Marketing	128,472	-
Professional fees	135,246	189,335
Interest expense and default amounts	332,592	595,700
Office and administration	104,835	132,685
Rent and occupancy	68,919	57,060
Insurance	31,387	42,100
Filing fees	36,147	22,146
Amortization of financing costs	136,121	123,009
Directors' compensation	23,336	433
Stock-based compensation	36,282	-
Repairs and maintenance	7,787	8,911
Foreign exchange (income) loss	(19,439)	65,460
Total operating expenses	1,313,129	1,338,021

Net loss from operating activities	(1,509,105)	(1,215,762)
Other Income	404,809	(58,704)
Net loss before deferred taxes recovery	(1,104,296)	(1,274,466)
Deferred taxes recovery	-	196,005
Net Loss	$(1,104,296)	$(1,078,461)

During the six-month period ended June 30, 2021, the Company generated $405,292 of revenue from its organic waste processing and composting facility and its garbage collection operations compared to $732,836 in the six-month period ended June 30, 2020. The reduction in revenue is primarily due to changes in the customer base including an expiring contract at prior year-end and reductions in certain waste disposed of by several customers. The majority of the revenue from the organic waste processing and composting facility relates to revenue from tipping fees charged for organic and other waste accepted and to a lesser portion relating to the sale of compost processed.

In the operation of the organic waste processing and composting facility, the Company processes organic and other waste received and produces the end product, compost. The cost of producing the compost totaled $601,268 for the six-month period ended June 30, 2021 compared to $610,577 for the six-month period ended June 30, 2020. These costs include equipment rental, delivery, fuel, repairs and maintenance, direct wages and benefits, depreciation, utilities and outside contractors. The reduction in costs relate partially to reduced overtime hours included in direct wages and benefits, adjustments to the estimated cost for the clean-up of certain waste as ordered by the MECP including higher machinery rental costs, reductions in utilities resulting from the retrofit of the hydro usage in the composting operation along with credits provided by the utility company for hydro usage, offset by higher depreciation expense resulting from additional equipment added during the period and higher hauling costs for services performed by outside contractors.

Operating expenses reduced by $24,892, from $1,338,021 in the six-month period ended June 30, 2020 to $1,313,129 in the six-month period ended June 30, 2021, explained further below.

Management compensation related to stock-based compensation increased by $108,518, in the six-month period ended June 30, 2021, as a result of the common stock issued to the officers on the commencement of their new executive consulting contracts, effective January 1, 2021. The balance of the total stock-based compensation valued at $217,035, based on the trading price of the shares on issuance, will be expensed over the balance of the year. And, the management compensation relating to fees increased by $81,742, from $101,182 in the six-month period ended June 30, 2020 to $182,924 in the six-month period ended June 30, 2021, the result of increased monthly fees for the CEO, effective January 1, 2021.

The Company commenced a new marketing program effective February 1, 2021 for a period of five months to June 30, 2021, at a cost of $20,000 per month, which significantly contributed to the total marketing expense of $128,472 in the six-month period ended June 30, 2021. The Company did not have a marketing program in the prior period.

Professional fees were reduced by $54,089, from $189,335 in the six-month period ended June 30, 2020 to $135,246 in the six-month period ended June 30, 2021, primarily due to the absence of the 2019 acquisition costs relating to professional fees expensed in the prior period in the amount of $54,544, offset by increases in other professional fees such as audit and related fees.

Interest expense and default amounts reduced by $263,108 from $595,700 in the six-month period ended June 30, 2020 to $332,592 in the six-month period ended June 30, 2021. In the prior period, interest and default penalties on the convertible promissory notes was approximately $347,000 and due to the payoff agreements finalized with several convertible promissory note holders at the end of the prior year and during the three-month period ended March 31, 2021, interest in the current period for interest on the convertible promissory notes amounted to $43,719, a reduction of approximately $303,000. This was offset primarily by increases in the interest on the 1st mortgage payable, whose principal balance increased by $564,760 (C$700,000), effective November 10, 2020, the interest on the new truck and trailer loan and other equipment purchased during the period.

Office and administration expenses decreased by $27,850 from $132,685 in the six-month period ended June 30, 2020 to $104,835 in the six-month period ended June 30, 2021, primarily due to the reversal of an administrative penalty of $30,000 levied by the Internal Revenue Service in 2019, after receiving the Company's response to the administrative penalty.

Rent and occupancy increased by $11,859 from $57,060 in the six-month period ended June 30, 2020 to $68,919 in the six-month period ended June 30, 2021, primarily due to an increase in the monthly rent for the Company's Toronto, Ontario, Canada office along with higher common area expenses.

Insurance reduced by $10,713 from $42,100 in the six-month period ended June 30, 2020 to $31,387 in the six-month period ended June 30, 2021, primarily due to the Company self-insuring certain property at its organic waste processing and composting facility.

Filing fees increased by $14,001 from $22,146 in the six-month period ended June 30, 2020 to $36,147 in the six-month period ended June 30, 2021, primarily due to costs associated with increased filings.

The amortization of financing costs incurred increased by $13,112 from $123,009 in the six-month period ended June 30, 2020 to $136,121 in the six-month period ended June 30, 2021, due primarily to the increased amortization of the financing fees relating to the three new convertible promissory notes dated March 31, 2021, April 1, 2021 and June 16, 2021.

Directors' compensation increased from by $22,903 from $433 in the six-month period ended June 30, 2020 to $23,336 in the six-month period ended June 30, 2021. In the prior year, the majority of the directors' compensation was based on an accrual for the issuance of stock to satisfy the amounts owed and was an insignificant balance due to the reducing trading price of the common stock. In the current year, the directors' compensation is recorded as an accrual of fees owed, $20,058 (C$25,000) annually, per director.

Stock-based compensation of $36,282 relates to stock issued for professional services provided in the current period with no comparable amount in the prior period. The balance of the stock-based compensation, determined to be valued at $143,819, will be expensed over the duration of the professional services contacts, which expire at various dates from July 31, 2021 to March 31, 2023.

Repairs and maintenance reduced by $1,124, an insignificant change.

The foreign exchange income increased by $84,899 from a loss of $65,460 in the six-month period ended June 30, 2020 to income of $19,439 in the six-month period ended June 30, 2021, due primarily to the significant recovery of the Canadian dollar compared to the United Statements dollar, during the current period.

Other income increased by $463,513 from a loss of $58,704 in the six-month period ended June 30, 2020 to income of $404,809 in the six-month period ended June 30, 2021. The current period includes income on the forgiveness of the convertible promissory notes in the amount of $61,100 and on the accrued interest of $298,360 and a gain on the disposal of certain long-lived assets. In the prior period, the Company wrote off a land option in the amount of $58,704, with no comparable amount in the current period.

As at June 30, 2021, the Company had a working capital deficit of $8,632,361 (December 31, 2020-$9,830,314), incurred a net loss of $1,104,296 (2020-$1,078,461) for the six-month period ended June 30, 2021 and had an accumulated deficit of $14,573,090 (December 31, 2020-$13,468,794) and expects to incur further losses in the development of its business.

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

On January 1, 2021, the Company early adopted Accounting Standards Update ("ASU") No. 2020-06, -Debt-"Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity": simplifies accounting for convertible instruments by removing major separation models required under current US GAAP.  ASU 2020-06 reduces the number of models used to account for convertible instruments, amends diluted earnings per share "EPS" calculations for convertible instruments, and amends the requirements for a contract (or embedded derivative) that is potentially settled in an entity's own shares to be classified in equity. The amendments add certain disclosure requirements to increase transparency and decision-usefulness about a convertible instrument's terms and features. Under ASU 2020-06, the Company must use the if-converted method for including convertible instruments in diluted EPS as opposed to the treasury stock method. ASU 2020-06 is effective for annual reporting periods beginning after December 15, 2023. Early adoption is allowed under the standard with either a modified retrospective or full retrospective method. The Company early adopted ASU 2020-06 on January 1, 2021 using the modified retrospective method. As a result of Management's evaluation, the adoption of ASU 2020-06 did not have a material impact on the interim condensed consolidated financial statements.

EQUITY

As at June 30, 2021, the Company had 91,825,299 common shares issued and outstanding and as at the date of this filing, the Company had 92,290,167 common shares issued and outstanding. Subsequent to June 30, 2021, the Company received proceeds from 4 private placements in the amount of $111,839, net of share issue costs in the amount of $8,925 (C$11,062) plus applicable harmonized sales taxes, on the issuance of 464,868 common shares. The pricing on the private placements was based on the closing trading price of the shares, $0.26 per share.

STOCK OPTIONS, WARRANTS AND RESTRICTED STOCK UNITS

The Company has no stock options, warrants or restricted stock units outstanding as at June 30, 2021 and as of the date of this filing.

RELATED PARTY TRANSACTIONS

For three and six-month periods ended June 30, 2021, the Company incurred $73,323 (C$90,000) and $144,414    (C$180,000)  (2020-$32,494; C$45,000 and $65,988; C$90,000) respectively, in management fees expense with Travellers International Inc. ("Travellers"), an Ontario company controlled by a director and the president and chief executive officer (the "CEO"); and $19,552 (C$24,000) and $38,510 (C$48,000) (2020-$17,331; C$24,000 and $35,194; C$48,000) respectively, in management fees expense with the Company's chief financial officer (the "CFO").  As at June 30, 2021, unpaid remuneration and unpaid expenses in the amount of $379,272 (C$470,094) (December 31, 2020-$396,160; C$504,405) is included in accounts payable in the interim condensed consolidated balance sheets. This balance includes amounts owing to the former chief executive officer in the amount of $319,089 (C$395,500).

In addition, during the three and six-month periods ended June 30, 2021, the Company incurred interest expense of $nil (C$nil) and $nil (C$nil) (2020-$2,187; C$2,992 and $2,628; C$3,584) respectively, on outstanding loans from Travellers.

For the three and six-month periods ended June 30, 2021, the Company incurred $24,287 (C$29,858) and $45,452    (C$56,653) (2020-$18,897; C$26,130 and $36,420; C$49,673) respectively, in rent expense paid under a lease agreement with Haute Inc. ("Haute"), an Ontario company controlled by the CEO.

For those independent directors providing their services throughout 2021, the Company recorded directors' compensation for the three and six-month periods ended June 30, 2021 in the amount of $12,672 (C$16,586) and $23,336 (C$29,086) (2020-$1,202 and $2,237) respectively.  Also included in directors' compensation for the three and six-month periods ended June 30, 2021, is the audit committee chairman's fees, in the amount of $(790) ((C$1,000)) and $nil (C$nil) (2020-$722; C$1,000 and $1,466; $C2,000). A new audit committee chairman has not yet been appointed for 2021 As at June 30, 2021, outstanding directors' compensation of $nil (C$nil) (December 31, 2020-$2,663; C$3,390) is included in accounts payable and $41,708 (C$51,696) (December 31, 2020-$37,244; C$47,421) is included in accrued liabilities, in the interim condensed consolidated balance sheets.

Furthermore, for the three and six-month periods ended June 30, 2021, the Company recognized management stock-based compensation expense of $54,259 and $108,518 (2020 $nil and $nil) respectively, on the common stock issued to the CEO and the CFO, 1,000,000 and 50,000 common stock respectively, on commencement of their new executive consulting agreements, effective January 1, 2021. The total stock-based compensation on the issuance of the common stock totaled $217,035. The portion to be expensed for the balance of the year, $108,517 is included in prepaid expenses and deposits in the interim condensed consolidated balance sheets.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the six-month period ended June 30, 2021 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, the Company may become involved in litigation relating to claims arising from the ordinary course of business. Management believes that there are currently no claims or actions pending against us, the ultimate disposition of which would have a material adverse effect on our results of operations, financial condition or cash flows.

The Company has a claim against it for unpaid legal fees in the amount $52,636 (C$65,241). The amount is included in accounts payable on the Company's consolidated balance sheets.

On September 24, 2020, the Company filed a statement of claim against the former chief executive officer and his company, LFGC, which was defended and counterclaimed. The Company's claim relates to damages for breach of contract, non-performance of contractual duties, breach of fiduciary duty, misrepresentation and breach of a duty of fidelity in the amount of $806,800 (C$1,000,000).

On October 26, 2020, the Company received a statement of defense and counterclaim from the defendants in response to the Company's statement of claim. The defendants are seeking $414,816 (C$514,150) in special damages and $403,400 (C$500,000) in punitive and exemplary damages. The Company filed its reply and defense to counterclaim on November 13, 2020. The plaintiffs by counterclaim filed their defense to counterclaim on November 23, 2020, denying all claims in the Company's reply and defense to counterclaim. Included in accounts payable on the Company's interim condensed consolidated balance sheets is an amount for unpaid fees to the former chief executive officer in the amount of $319,089 (C$395,500).

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the six-month period ended June 30, 2021, the Company issued the following shares not previously reported in Current Report on Form 8-K or a quarterly report on Form 10-Q:

(i)	720,348 common shares issued on the conversion of related party debt to equity.

(ii)	520,000 common shares issued for professional services.

(iii)	1,400,000 common shares issued to three convertible note holders on the issuance of convertible notes.

The securities above were offered and sold pursuant to an exemption from the registration requirements under Section 4(a)(2) of the Securities Act since, among other things, the transactions did not involve a public offering.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Not Applicable.

Item 6. Exhibits.

The following exhibits are filed as part of this quarterly report on Form 10-Q:

Exhibit No.	Description

4.1	Form of Promissory Note (filed as Exhibit 4.1 to the Registrant's 8-K filed with the SEC on June 24, 2021 and incorporated herein by reference).

10.1	Form of Securities Purchase Agreement (filed as Exhibit 10.1 to the Registrant's 8-K filed with the SEC on June 24, 2021 and incorporated herein by reference).

10.2*	Amending Agreement between Rick (Nash) Inc., and SusGlobal Energy Canada I Ltd., dated August 3, 2021.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of Sarbanes-Oxley Act of 2002).

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of Sarbanes-Oxley Act of 2002)

101.INS*	XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL documentXBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
+	In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUSGLOBAL ENERGY CORP.

August 16, 2021	By:	/s/ Marc Hazout
Marc Hazout
Executive Chairman, President and Chief Executive Officer

August 16, 2021	By:	/s/ Ike Makrimichalos
Ike Makrimichalos
Chief Financial Officer (Principal Financial and Accounting Officer)

