Form 10-Q
period 2021-09-30
SusGlobal Energy Corp.
filed 2021-11-16
CIK 1652539

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

Yes [ ]   No [X]

The number of shares of the registrant's common stock outstanding as of November 15, 2021 was 94,065,404.

2

SusGlobal Energy Corp.

INDEX TO FORM 10-Q

For the Three and Nine-Month Periods Ended September 30, 2021 and 2020

SUSGLOBAL ENERGY CORP.
INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021 and 2020

(Expressed in United States Dollars)
(unaudited)

4

SusGlobal Energy Corp.

Interim Condensed Consolidated Balance Sheets

As at September 30, 2021 and December 31, 2020

(Expressed in United States Dollars)

(unaudited)

	September 30,	December 31,
	2021	2020
ASSETS
Current Assets
Cash	$36,912	$6,457
Trade receivables	65,320	182,871
Government remittances receivable	34,880	3,746
Inventory	21,506	24,740
Prepaid expenses and deposits (note 6)	197,525	94,131
Deferred assets	-	215,953
Total Current Assets	356,143	527,898

Intangible Assets (note 7)	500,295	188,180
Long-lived Assets, net (note 8)	8,105,699	5,042,225
Long-Term Assets	8,605,994	5,230,405
Total Assets	$8,962,137	$5,758,303
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
Accounts payable (note 9)	$1,158,153	$1,073,454
Government remittances payable	253,799	229,358
Accrued liabilities (notes 9, 11, and 13)	1,245,906	1,206,618
Advance (note 10)	-	15,460
Deferred revenue	-	4,790
Current portion of long-term debt (note 11)	7,745,717	6,327,520
Current portion of obligations under capital lease (note 12)	123,817	375,140
Convertible promissory notes (note 13)	1,046,708	1,092,100
Loans payable to related parties (note 14)	18,838	33,772
Total Current Liabilities	11,592,938	10,358,212
Long-term debt (note 11)	1,753,184	78,540
Obligations under capital lease (note 12)	144,327	-
Deferred tax liability	82,448	82,501
Total Long-term Liabilities	1,979,959	161,041
Total Liabilities	13,572,897	10,519,253

Stockholders' Deficiency
Preferred stock, $.0001 par value, 10,000,000 authorized, none issued and outstanding Common stock, $.0001 par value, 150,000,000 authorized, 94,065,404 (2020- 82,860,619) shares issued and outstanding (note 15)	9,407	8,288
Additional paid-in capital	11,711,322	9,045,187
Shares to be issued	-	8,580
Accumulated deficit	(15,993,098)	(13,468,794)
Accumulated other comprehensive loss	(338,391)	(354,211)

Stockholders' deficiency	(4,610,760)	(4,760,950)

Total Liabilities and Stockholders' Deficiency	$8,962,137	$5,758,303
Going concern (note 2)
Commitments (note 16)
Subsequent events (note 20)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SusGlobal Energy Corp.

Interim Condensed Consolidated Statements of Operations and Comprehensive Loss

For the three and nine-month periods ended September 30, 2021 and 2020

(Expressed in United States Dollars)

(unaudited)

	For the three-month periods ended		For the Nine-month periods ended
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020
Revenue	$204,796	$439,507	$610,088	$1,172,343

Cost of Sales
Opening inventory	35,983	-	24,740	5,389
Depreciation (note 8)	116,632	133,467	388,731	367,734
Direct wages and benefits	74,093	90,475	210,542	251,721
Equipment rental, delivery, fuel and repairs and maintenance	371,424	52,652	546,597	210,808
Utilities	16,872	27,185	24,290	73,425
Outside contractors	39,717	3,886	61,089	9,165
	654,721	307,665	1,255,989	918,242
Less: closing inventory	(21,506)	-	(21,506)	-
Total cost of sales	633,215	307,665	1,234,483	918,242

Gross (loss) profit	(428,419)	131,842	(624,395)	254,101

Operating expenses
Management compensation-stock- based
compensation (notes 9 and 15)	54,259	-	162,777	-
Management compensation-fees (note 9)	90,471	51,812	273,395	152,994
Marketing	30,131	-	158,605	-
Professional fees	96,704	102,769	231,950	292,104
Interest expense and default amounts (notes 9, 10, 11, 12 and 13)	233,346	258,796	565,938	854,496
Office and administration (note 7 and 8)	66,329	50,042	171,164	182,727
Rent and occupancy (note 9)	56,148	32,420	125,067	89,480
Insurance	19,719	10,056	51,106	52,156
Filing fees	49,131	12,957	85,278	35,103
Amortization of financing costs	235,795	18,677	371,916	141,686
Directors' compensation (note 9)	14,905	56,637	38,241	57,070
Stock-based compensation (note 15)	31,946	-	68,228	-
Repairs and maintenance	3,688	1,186	11,475	10,097
Foreign exchange (income) loss	35,569	(33,473)	16,130	31,987
Total operating expenses	1,018,141	561,879	2,331,270	1,899,900

Net loss from operating activities	(1,446,560)	(430,037)	(2,955,665)	(1,645,799)
Other (loss) income (note 17)	-	(424)	404,809	(59,128)
Net loss before deferred and income taxes recovery	(1,446,560)	(430,461)	(2,550,856)	(1,704,927)
Deferred taxes recovery	-	1,415	-	197,420
Income taxes recovery	26,552	-	26,552	-
Total deferred and income taxes recovery	26,552	1,415	26,552	197,420
Net loss	(1,420,008)	(429,046)	(2,524,304)	(1,507,507)
Other comprehensive loss
Foreign exchange income (loss)	123,966	(80,703)	15,820	63,131

Comprehensive loss	$(1,296,042)	$(509,749)	(2,508,484)	(1,444,376)

Net loss per share-basic and diluted	$(0.01)	$(0.01)	(0.03)	(0.02)

Weighted average number of common shares outstanding- basic and diluted	92,969,542	69,871,179	89,987,732	62,067,449

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SusGlobal Energy Corp.

Interim Condensed Consolidated Statements of Changes in Stockholders' Deficiency

For the three and nine-month periods ended September 30, 2021 and 2020

(Expressed in United States Dollars)

(unaudited)

	Number of Shares	Common Shares	Additional Paid- in Capital	Shares to be Issued	Stock Compensation Reserve	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Stockholders' Deficiency
Balance-December 31, 2020	82,860,619	$8,288	$9,045,187	$8,580	$-	$(13,468,794)	$(354,211)	$(4,760,950)
Shares issued for proceeds previously received	400,000	40	8,540	(8,580)	-	-	-	-
Shares issued to officers	1,050,000	105	216,930	-	-	-	-	217,035
Shares issued on conversion of related party debt and accounts payable to equity	1,005,728	100	285,544	-	-	-	-	285,644
Shares issued for conversion of debt to equity	3,175,124	318	713,398	-	-	-	-	713,716
Shares issued for professional services	63,000	6	24,213	-	-	-	-	24,219
Shares yet to be issued on issuance of convertible debt	-	-	-	66,000	-	-	-	66,000
Shares issued on private placement	630,480	63	157,557	-	-	-	-	157,620
Other comprehensive loss	-	-	-	-	-	-	(61,192)	(61,192)
Net loss	-	-	-	-	-	(306,335)	-	(306,335)
Balance-March 31, 2021	89,184,951	$8,920	$10,451,369	$66,000	$-	$(13,775,129)	$(415,403)	$(3,664,243)
Shares issued for proceeds previously received	200,000	20	65,980	(66,000)	-	-	-	-
Shares issued on conversion of related party debt	720,348	72	165,608	-	-	-	-	165,680
Shares issued for professional services	520,000	52	119,548	-	-	-	-	119,600
Shares issued on receipt of promissory notes	1,200,000	120	368,880	-	-	-	-	369,000
Other Comprehensive loss	-	-	-	-	-	-	(46,954)	(46,954)
Net Loss	-	-	-	-	-	(797,961)	-	(797,961)
Balance-June 30, 2021	91,825,299	9,184	11,171,385	-	-	(14,573,090)	(462,357)	(3,854,878)
Shares issued on receipt of promissory notes	80,000	8	21,192	-	-	-	-	21,200
Shares issued for professional services and acquisition of assets	1,003,332	100	288,560	-	-	-	-	288,660
Shares issued on conversion of debt	591,905	59	96,126	-	-	-	-	96,185
Shares issued on private placement	564,868	56	134,059	-	-	-	-	134,115
Other Comprehensive income	-	-	-	-	-	-	123,966	123,966
Net Loss	-	-	-	-	-	(1,420,008)	-	(1,420,008)
Balance-September 30, 2021	94,065,404	9,407	11,711,322	-	-	(15,993,098)	(338,391)	(4,610,760)
Balance-December 31, 2019	51,784,504	5,180	7,450,091	-	1,000,000	(11,449,497)	(209,792)	(3,204,018)
Shares issued on vesting of 2019 stock award	1,000,000	100	999,900	-	(1,000,000)	-	-	-
Shares issued for conversion of debt to equity	7,717,326	772	75,955	-	-	-	-	76,727
Conversion of debt to equity on shares yet to be issued	-	-	-	7,250	-	-	-	7,250
Other comprehensive income	-	-	-	-	-	-	301,639	301,639
Net loss	-	-	-	-	-	(755,290)	-	(755,290)
Balance-March 31, 2020	60,501,830	$6,052	$8,525,946	$7,250	$-	$(12,204,787)	$91,847	$(3,573,692)
Shares issued for proceeds previously received	1,600,000	160	7,840	(7,250)	-	-	-	750
Shares issued for conversion of debt to equity	2,757,297	276	10,477	-	-	-	-	10,753
Share cancellation	(529,970)	(53)	-	-	-	(6,983)	-	(7,036)
Conversion of debt to equity on shares yet to be issued	-	-	-	13,000	-	-	-	13,000
Other comprehensive loss	-	-	-	-	-	-	(157,805)	(157,805)
Net loss	-	-	-	-	-	(323,171)	-	(323,171)
Balance-June 30, 2020	64,329,157	6,435	8,544,263	13,000	-	(12,534,941)	(65,958)	(4,037,201)
Shares issued for proceeds previously received
Shares issued for conversion of debt to equity	1,762,820	176	13,574	(13,000)	-	-	-	750
Conversion of debt to equity on shares yet to be issued	13,280,666	1,329	70,499	-	-	-	-	71,828
Other comprehensive loss	-	-	-	-	-	-	(80,703)	(80,703)
Net loss	-	-	-	-	-	(429,046)	-	(429,046)
Balance-September 30, 2020	79,372,643	7,940	8,628,336	-	-	(12,963,987)	(146,661)	(4,474,372)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SusGlobal Energy Corp.

Interim Condensed Consolidated Statements of Cash Flows

For the nine-month periods ended September 30, 2021 and 2020

(Expressed in United States Dollars)

(unaudited)

	For the nine-month period ended September 30, 2021	For the six-month period ended September 30, 2020
Cash flows from operating activities
Net loss	$(2,524,304)	$(1,507,507)
Deferred taxes recovery	-	(197,420)
Land option expired	-	59,128
Adjustments for:
Depreciation	391,396	367,734
Amortization of intangible assets	2,971	6,171
Non-cash professional fees on conversion of debt	550	4,883
Non-cash interest expense on conversion of debt	(53,354)	-
Amortization of financing fees	371,916	141,686
Change in business combination consideration	-	88,107
Stock-based compensation	231,005	-
Gain on forgiveness of convertible promissory notes and accrued interest	(359,460)	-
Gain on disposal of long-lived assets	(45,349)	-
Changes in non-cash working capital:
Trade receivables	119,604	(114,934)
Government remittances receivable	(31,712)	29,870
Other receivables	-	12,712
Inventory	3,278	5,174
Prepaid expenses and deposits	51,090	8,080
Deferred assets	3,963	-
Accounts payable	168,258	250,731
Government remittances payable	25,040	130,995
Accrued liabilities	612,545	278,529
Deferred revenue	(4,876)	(4,361)
Net cash used in operating activities	(1,037,439)	(440,422)
Cash flows from investing activities
Purchase of intangible assets	(315,305)	(14,164)
Purchase of long-lived assets (i)	(1,622,492)	(192,269)
Proceeds on disposal of long-lived assets	47,964	-
Net cash provided by (used in) investing activities	(1,889,833)	(206,433)
Cash flows from financing activities
Advance	-	81,818
Repayments of advance	(15,735)	(24,013)
Advance of long-term debt (i)	1,518,860	59,128
Repayment of long-term debt	(47,850)	(105,490)
Repayments of obligations under capital lease	(108,729)	(93,467)
Advances and penalties of convertible promissory notes (ii)	997,500	192,641
Repayment of convertible promissory notes	(50,000)	-
Advances of loans payable to related parties (iii)	388,205	73,910
Repayment of loans payable to related parties	(34,374)	(25,869)
Proceeds on private placement (net of share issue costs)	303,486	-
Net cash provided by financing activities	2,951,363	158,658
Effect of exchange rate on cash	6,364	17,501
Increase (decrease) in cash	30,455	(470,696)
Cash and cash equivalents-beginning of period	6,457	7,926
Restricted cash-beginning of period	-	467,798
Cash and cash equivalents and restricted cash-beginning of period	6,457	475,724
Cash and cash equivalents end of period	$36,912	$5,028
Supplemental Cash Flow Disclosure:
Interest paid	$342,840	$463,717

(i) Refer to notes 8, long-lived assets, net and 11, long-term debt, for the increases in long-term debt on long-lived assets, net acquisitions

(ii) Refer to note 13, convertible promissory notes, for the issuance of capital stock on the conversion of debt

(iii) Refer to note 14, loan payable to related party, for the issuance of capital stock on the conversion of debt.

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
September 30, 2021 and 2020
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

The Company incurred a net loss of $2,524,304 (2020-$1,507,507) for the nine months ended September 30, 2021 and as at that date had a working capital deficit of $11,236,795 (December 31, 2020-$9,830,314) and an accumulated deficit of $15,993,098 (December 31, 2020-$13,468,794) and expects to incur further losses in the development of its business. On February 18, 2021, PACE and the Company reached a new agreement to repay all amounts owing to PACE on or before July 30, 2021. Management was not able to meet the July 30, 2021 deadline. On August 13, 2021, PACE agreed to allow the Company until August 31, 2021 to bring the arrears current and continue to September 2022, the original maturity date. Management was not able to meet the August 31, 2021 deadline.  On November 15, 2021, the Company paid all arrears to PACE and PACE agreed to allow the Company to continue payments to the end of the terms of each obligation, September 2022.  Management continues discussions with equity investors to re-finance its remaining obligations to PACE and repay other creditors.

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
September 30, 2021 and 2020
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

5. Financial Instruments

The carrying value of cash, trade receivables, accounts payable, accrued liabilities and deferred revenue approximated their fair values as of September 30, 2021 and December 31, 2020, due to their short-term nature. The carrying value of the advance, long-term debt, obligations under capital lease, convertible promissory notes and loan payable to related party approximated their fair values due to their market interest rates.

Interest, Credit and Concentration Risk

Interest rate risk is the risk borne by an interest-bearing asset or liability as a result of fluctuations in interest rates. Financial assets and financial liabilities with variable interest rates expose the Company to cash flow interest rate risk.

The Company is exposed to significant interest rate risk on the current portion of its long-term debt and a portion of its convertible promissory notes of $7,708,574 (C$9,821,091) (2020-$6,327,520; C$8,056,430).

Credit risk is the risk of loss associated with a counterparty's inability to perform its payment obligations. As at September 30, 2021, the Company's credit risk is primarily attributable to cash and trade receivables. As at September 30, 2021, the Company's cash was held with reputable Canadian chartered banks, a credit union and a United States of America bank.

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
September 30, 2021 and 2020
(Expressed in United States Dollars)
(unaudited)

5. Financial Instruments, (continued)

With regards to credit risk with customers, the customers' credit evaluation is reviewed by management and account monitoring procedures are used to minimize the risk of loss. The Company believes that no additional credit risk beyond amounts provided for by the allowance for doubtful accounts are inherent in accounts receivable. As at September 30, 2021, the allowance for doubtful accounts was $nil (C$nil) (December 31, 2020-$nil; C$nil).

As at September 30, 2021, the Company is exposed to concentration risk as it had four customers (December 31, 2020-five customers) representing greater than 5% of total trade receivables and four customers (December 31, 2020-five customers) represented 74% (December 31, 2020 - 96%) of trade receivables. The Company had certain customers whose revenue individually represented 10% or more of the Company's total revenue. These customers accounted for 80% (34%, 23%, 12% and 11%) (September 30, 2020-69%; 40%, 15% and 14%) of total revenue.

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

Currency Risk

Although the Company's functional currency is the C$, the Company realizes a portion of its expenses in United States Dollars ("$"). Consequently, certain assets and liabilities are exposed to foreign currency fluctuations. As at September 30, 2021, $141,047 (December 31, 2020-$527,847) of the Company's net monetary liabilities were denominated in $. The Company has not entered into any hedging transactions to reduce the exposure to currency risk.

6. Prepaid Expenses and Deposits

Included in prepaid expenses and deposits are costs, primarily for professional services to be expensed as stock-based compensation and stock-based compensation under management compensation after September 30, 2021, in the amount of $145,509 (C$185,385). These professional services expire at varying periods from November 30, 2021 to March 31, 2023 and expensed evenly over these periods based on the terms of the associated agreements.  The stock-based compensation is included under management compensation for the three and nine-month periods ended September 30, 2021 in the amounts of $54,259 and $162,777 respectively, disclosed also under related party transactions, note 9 and under stock-based compensation for the three and nine-month periods ended September 30, 2021 in the amounts of $31,346 and $68,228 respectively, in the interim condensed consolidated statements of operations and comprehensive loss.  The professional services disclosed under stock-based compensation related to general corporate consulting, marketing, branding and commercialization to market, and general investor relations services. The common shares issued for professional services are also noted under capital stock, note 15.  The balance consists of costs and deposits for services expiring after September 30, 2021, including insurance, rent, a subscription and a legal retainer.

7. Intangible Assets

	September 30, 2021	December 31, 2020
Customer lists-limited life-C$10,045 (net of accumulated amortization of $11,990) (C$15,276) (2020-$10,809 (C$13,763) (net of accumulated amortization of $9,078 (C$11,559))	$7,885	$10,809
Trademarks-indefinite life-C$53,603 (2020-C$43,135)	42,073	33,878
Environmental compliance approvals (the "ECAs") -indefinite life- C$573,751 (2020-C$182,700)	450,337	143,493
	$500,295	$188,180

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
September 30, 2021 and 2020
(Expressed in United States Dollars)
(unaudited)

7. Intangible Assets, (continued)

For the three and nine-month periods ended September 30, 2021, the Company incurred fees in connection with various trademarks in the United States and Canada, in the amount $3,347 (C$4,433) and $8,216 (C$10,468) (2020-$8,508; C$11,349 and $14,366; C$19,162) respectively.

On September 15, 2017, the Company acquired the ECAs, having an indefinite life, on the purchase of certain assets from BDO Canada Limited ("BDO") under an asset purchase agreement (the "APA").

Effective May 24, 2019, the Company acquired customer lists of $22,608 (C$30,400) relating to certain municipal contracts. These customer lists are being amortized over terms ranging from forty-five to sixty-six months. During the three and nine-month periods ended September 30, 2021, amortization of $983 (C$1,239) and $2,971 (C$3,717) (2020-$506; C$680), disclosed under office and administration in the statements of operations and comprehensive loss and under amortization of intangible assets in the statements of cash flows.

As described in long-lived assets net, note 8, on August 17 2021, the Company acquired certain assets in Hamilton, Ontario, Canada, (the "Hamilton Property"), consisting of land, a vacant building and ECAs. The ECAs acquired totaled $306,936 (C$391,051).  The fair value of the ECAs was valued using a replacement cost valuation approach and incorporated a margin on cost and an entrepreneurial margin of approximately 11% and 20% respectively. The purchase consideration of the Hamilton Property was allocated ratable on assets acquired as detailed under Note 8 below.

8. Long-lived Assets, net

		September 30,		December 31,
		2021		2020
	Cost	Accumulated	Net book value	Net book value
		depreciation
Land	$3,363,643	$-	$3,363,643	$1,655,623
Property under construction	1,614,030	-	1,614,030	-
Composting buildings	2,379,910	568,833	1,811,077	1,965,959
Gore cover system	1,105,157	420,245	684,912	771,622
Driveway and paving	363,801	117,629	246,172	268,171
Machinery and equipment	177,839	105,335	72,504	99,227
Equipment under capital lease	730,743	573,982	156,761	269,116
Office trailer	9,419	9,419	-	1,527
Vacuum trailer	5,887	3,974	1,913	3,240
Computer equipment	6,937	6,937	-	385
Automotive equipment	181,852	31,350	150,502	4,754
Signage	6,487	2,302	4,185	2,601
	$9,945,705	$1,840,006	$8,105,699	$5,042,225

On August 17 2021, the Company acquired the Hamilton Property assets, consisting of land, a vacant building and ECAs. The total purchase price including costs of acquisition of $173,996 (C$221,680) totaled $3,557,664 (C$4,532,633).  The costs of acquisition, were settled through cash payments of $117,996 (C$150,333) and the issuance of 200,000 common shares valued based on the trading price on the issuance date at $56,000 (C$71,347) to a consultant who assisted on the closing of the transaction. The issuance of common shares is also noted under capital stock, note 15, common shares issued for professional services.  The purchase of the Hamilton Property was funded by cash of $392,712 (C$500,333), the issuance of 300,000 common shares to the vendor on closing, having a value based on the trading price on the issuance date of $84,000 (C$107,020), the issuance noted above of 200,000 common shares to a consultant who assisted on the closing of the transaction disclosed as part of common shares issued for professional services, under capital stock, note 15, a vendor take-back 1st mortgage of $1,569,800 (C$2,000,000) and a portion of the increased existing 1st mortgage of $1,455,152 (C$1,853,933), disclosed under note 11(d), long-term debt.  The cost of the purchase price was allocated ratably over the estimated fair value of each long-lived asset acquired, land of $1,709,074 (C$2,177,442), included above under land and building $1,541,654 (C$1,964,141), described above as property under construction.  Refer to intangible assets, note 7, for details of the balance of the purchase price representing ECAs acquired.

Also included under property under construction, are construction costs incurred subsequent to the acquisition in the amount of $72,376 ($92,211).

Depreciation is disclosed in cost of sales for the three and nine-month periods ended September 30, 2021 in the amount of $116,632 (C$147,130) and $388,731 (C$486,278) (2020-$133,467; C$178,030 and $367,734; C$497,543) respectively, and in office and administration in the amount of $398 (C$509) and $2,665 (C$3,334) (2020-$1,350; C$1,800 and $3,845; C$5,203) respectively, in the interim condensed consolidated statements of operations and comprehensive loss.

In addition, under deferred assets in the interim condensed consolidated balance sheets is an accrual in the amount of $nil (C$nil) (December 31, 2020-$215,953; C$274,959), for certain long-lived assets previously expected to be received.

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
September 30, 2021 and 2020
(Expressed in United States Dollars)
(unaudited)

9. Related Party Transactions

For three and nine-month periods ended September 30, 2021, the Company incurred $71,424 (C$90,000) and $215,838 (C$270,000) (2020-$33,791; C$45,000 and $99,779; C$135,000) respectively, in management fees expense with Travellers International Inc. ("Travellers"), an Ontario company controlled by a director and the president and chief executive officer (the "CEO"); and $19,047 (C$24,000) and $57,557 (C$72,000) (2020-$18,021; C$24,000 and $53,215; C$72,000) respectively, in management fees expense with the Company's chief financial officer (the "CFO"). As at September 30, 2021, unpaid remuneration and unpaid expenses in the amount of $410,219 (C$522,639) (December 31, 2020-$396,160; C$504,405) is included in accounts payable in the interim condensed consolidated balance sheets. This balance includes amounts owing to the former chief executive officer in the amount of $310,428 (C$395,500).

In addition, during the three and nine-month periods ended September 30, 2021, the Company incurred interest expense of $nil (C$nil) and $nil (C$nil) (2020-$1,771; C$2,368 and $4,399; C$5,952) respectively, on outstanding loans from Travellers and $265 C$(331) and $265 (C$331) (2020-$nil; C$nil and $nil; C$nil) respectively, on the outstanding loan from the CFO.

For the three and nine-month periods ended September 30, 2021, the Company incurred $27,220 (C$34,255) and $72,672 (C$90,908) (2020-$21,198; C$28,284 and $57,618; C$77,957) respectively, in rent expense paid under a lease agreement with Haute Inc. ("Haute"), an Ontario company controlled by the CEO.

For those independent directors providing their services throughout 2021, the Company recorded directors' compensation for the three and nine-month periods ended September 30, 2021, in the amount of $14,905 (C$18,751) and $38,241 (C$47,837) (2020-$56,637 and $57,070) respectively. Also included in directors' compensation for the three and nine-month periods ended September 30, 2021, is the audit committee chairman's fees, in the amount of $nil (C$nil) and $nil (C$nil) (2020-$751 C$1,000 and $2,217; $C3,000). A new audit committee chairman has not yet been appointed for 2021 As at September 30, 2021, outstanding directors' compensation of $nil (C$nil) (December 31, 2020-$2,663; C$3,390) is included in accounts payable and $55,293 (C$70,446) (December 31, 2020-$37,244; C$47,421) is included in accrued liabilities, in the interim condensed consolidated balance sheets.

Furthermore, for the three and nine-month periods ended September 30, 2021, the Company recognized management stock-based compensation expense of $54,259 and $162,777 (2020 $nil and $nil) respectively, on the common stock issued to the CEO and the CFO, 1,000,000 and 50,000 common stock respectively, on commencement of their new executive consulting agreements, effective January 1, 2021. The total stock-based compensation on the issuance of the common stock totaled $217,035. The portion to be expensed for the balance of the year, $54,258 is included in prepaid expenses and deposits in the interim condensed consolidated balance sheets.

10. Advance

On August 4, 2020, the Company received an advance in the amount of $82,992 (C$110,700) from a private lender. The advance was repayable weekly at an amount of $4,952 (C$6,138). The amount was paid in full on January 26, 2021. For the three and nine-month periods ended September 30, 2021, the Company incurred interest charges of $nil (C$nil) and $706 (C$883) (2020-$15,554; C$21,044) and $15,554; C$21,044) respectively.
11. Long-Term Debt

			Corporate		Canada Emergency
	Credit Facility	Credit Facility	Term Loan	Mortgages Payable	Business Account	Corporate Term Loan	September 30, 2021 Total	December 31, 2020 Total
	(a)	(b)	(c)	(d)	(e)	(f)
Long-Term Debt	$758,200	$423,988	$2,569,316	$5,526,870	$78,490	$142,037	$9,498,901	$6,406,060
Current portion	(758,200)	(423,988)	(2,569,316)	(3,957,070)	-	(37,143)	$(7,745,717)	(6,327,520)
Long-term portion	$-	$-	$-	$1,569,800	$78,490	$104,894	$1,753,184	$78,540

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
September 30, 2021 and 2020
(Expressed in United States Dollars)
(unaudited)

11. Long-Term Debt, (continued)

On February 18, 2021, PACE and the Company reached a new agreement to repay all amounts owing to PACE on or before July 30, 2021. Management was not able to meet the July 30, 2021 deadline. On August 13, 2021, PACE agreed to allow the Company to bring the arrears current by August 31, 2021 and continue to September 2022. Management was not able to meet this new deadline.  On November 15, 2021, the Company paid all arrears to PACE and PACE agreed to allow the Company to continue payments to the end of the terms of each obligation, September 2022.  Refer to subsequent events, note 20(b) and 20(f). Management continues discussions with equity investors to re-finance its remaining obligations to PACE and repay other creditors. In addition, the letter of credit the Company has with PACE in favor of the Ministry of the Environment, Conservation and Parks (the "MECP"), was renewed to the termination of the obligations to PACE, September 2022.  On April 3, 2020, the shares previously pledged as security to PACE, were released and are currently held as security for the personal guarantee from the CEO and charge against the Haute leased premises.

Refer also to going concern, note 2.

The remaining PACE long-term debt was initially payable as noted below:

(a)
The credit facility bears interest at the PACE base rate of 7.00% plus 1.25% per annum, currently 8.25%, is payable in monthly blended installments of principal and interest of $6,879 (C$8,764) and matures on September 2, 2022. The first and only advance on the credit facility on February 2, 2017, in the amount of $1,255,840 (C$1,600,000), is secured by a business loan general security agreement, a $1,255,840 (C$1,600,000) personal guarantee from the CEO and a charge against the Haute leased premises. Also pledged as security are the shares of the wholly-owned subsidiaries, and a limited recourse guarantee against each of these parties. As noted above, the pledged shares were delivered by PACE and are currently held as security for the personal guarantee from the CEO and charge against the Haute leased premises. The credit facility is fully open for prepayment at any time without notice or bonus.

(b)
The credit facility advanced on June 15, 2017, in the amount of $470,940 (C$600,000), bears interest at the PACE base of 7.00% plus 1.25% per annum, currently 8.25%, is payable in monthly blended installments of principal and interest of $3,847 (C$4,901), and matures on September 2, 2022. The credit facility is secured by a variable rate business loan agreement on the same terms, conditions and security as noted above.

(c)

The corporate term loan advanced on September 13, 2017, in the amount of $2,923,083 (C$3,724,147), bears interest at PACE base rate of 7.00% plus 1.25% per annum, currently 8.25%, is payable in monthly blended installments of principal and interest of $23,320 (C$29,711), and matures on September 13, 2022. The corporate term loan is secured by a business loan general security agreement representing a floating charge over the assets and undertakings of the Company, a first priority charge under a registered debenture and a lien registered under the Personal Property Security Act in the amount of $3,140,368 (C$4,000,978) against the assets including inventory, accounts receivable and equipment. The corporate term loan also included an assignment of existing contracts included in the asset purchase agreement.

For the three and nine-month periods ended September 30, 2021, $79,687 (C$99,683) and $236,743 (C$296,151) (2020-$70,105; C$93,162 and $225,346; C$304,893) respectively, in interest was incurred on the PACE long-term debt. As at September 30, 2021 $147,089 (C$187,399) (December 31, 2020-$18,319; C$23,325) in accrued interest is included in accrued liabilities in the interim condensed consolidated balance sheets.

(d)

i.)    The Company obtained a 1st mortgage provided by private lenders to finance the acquisition of the shares of 1684567 and to provide funds for additional financing needs, including additional lands, received in four tranches totaling $4,081,480 (C$5,200,000) (December 31, 2020-$2,591,820; C$3,300,000). The fourth tranche was received on August 13, 2021 in the amount of $1,491,310 (C$1,900,000) and a portion of this fourth tranche, $1,455,152 (C$1,853,933), was used to fund a portion of the purchase of the Hamilton Property, described under long-lived assets, net note 8. The 1st mortgage is repayable interest only on a monthly basis at an annual rate of the higher of the Royal Bank of Canada's prime rate plus 6.05% per annum (currently 8.50%) and 10% per annum with a maturity date of September 1, 2022. The 1st mortgage payable is secured by the shares held of 1684567, a 1st mortgage on the premises located at 704 Phillipston Road, Roslin, Ontario, Canada and a general assignment of rents. Financing fees on the 1st mortgage totaled $316,644 (C$403,419). As at September 30, 2021 $32,428 (C$41,315) (December 31, 2020-$36,215; C$46,110) of accrued interest is included in accrued liabilities in the interim condensed consolidated balance sheets. In addition, as at September 30, 2021 there is $124,413 (C$158,508) (December 31, 2020-$50,253; C$63,984) of unamortized financing fees included in long-term debt in the interim condensed consolidated balance sheets.

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
September 30, 2021 and 2020
(Expressed in United States Dollars)
(unaudited)

11. Long-Term Debt, (continued)

ii.) On August 17, 2021, the Company obtained a vendor take-back 1st mortgage in the amount of $1,569,800 (C$2,000,000), on the purchase of the Hamilton Property, described under long-lived assets, net note 8. The 1st mortgage bears interest at an annual rate of 2% per annum, repayable monthly interest only with a maturity date of August 17, 2023, secured by the assets on the Hamilton Property.

For the three and nine-month periods ended September 30, 2021, $89,762 (C$112,814) and $206,184 (C$257,924) (2020-$48,809; C$65,000 and $144,125; C$195,000) respectively in interest was incurred on the 1st mortgages payable.

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

The Company has received a total of $78,490 (C$100,000) under this program, from its Canadian chartered bank.

Under the initial term date of the loans, which is detailed in the CEBA term loan agreements, the amount is due on December 31, 2022 and is interest-free. If the loans are not repaid by December 31, 2022, the Company can make payments, interest only, on a monthly basis at an annual rate of 5%, under the extended term date, beginning January 31, 2023, maturing December 31, 2025.

In addition, on a combined basis, if $54,943 (C$70,000) of the loans are repaid by the initial term, December 31, 2022, the Company's Canadian chartered bank will forgive the balance, $23,547 (C$30,000). The CEBA term loan agreements contain a number of positive and negative covenants, for which the Company is not in full compliance.

(f)	On April 8, 2021, the Company took delivery of a truck and hauling trailer for a total purchase price of $171,373 (C$218,338) plus applicable harmonized sales taxes. The purchase was financed by a bank term loan of $156,980 (C$200,000), over a forty-eight-month term, bearing interest at 4.95% per annum with monthly blended instalments of principal and interest payments of $3,847 (C$4,901) due April 7, 2025.

For the three and nine-month periods ended September 30, 2021, $1,380 (C$1,734) and $3,173 (C$3,969) respectively, in interest was incurred.

12. Obligations under Capital Lease

				September 30,	December 31,
				2021	2020
	(a)	(b)	(c)	Total	Total
Obligations under Capital Lease	$22,337	$38,528	$207,279	$268,144	$375,140
Less: current portion	(22,337)	(38,528)	(62,952)	(123,817)	(375,140)
Long-term portion	$-	$-	$144,327	$144,327	$-

Refer also to going concern, note 2.

(a)

The lease agreement for certain equipment for the Company's organic waste processing and composting facility at a cost of $224,992 (C$286,650), is payable in monthly blended installments of principal and interest of $4,584 (C$5,840), plus applicable harmonized sales taxes and an option to purchase the equipment for a final payment of $22,448 (C$28,600), plus applicable harmonized sales taxes on October 31, 2021. The lease agreement bears interest at the rate of 5.982% annually, compounded monthly, due September 30, 2021. On November 3, 2021, the Company paid the final payment of $22,448 (C$28,600), plus applicable harmonized sales taxes.

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
September 30, 2021 and 2020
(Expressed in United States Dollars)
(unaudited)

12. Obligations under Capital Lease, (continued)

(b)	The lease agreement for certain equipment for the Company's organic composting facility at a cost of $194,224 (C$247,450 ), is payable in monthly blended installments of principal and interest of $4,017 (C$5,118), plus applicable harmonized sales taxes for a period of forty-six months plus the first two monthly blended installments of $7,849 (C$10,000) plus applicable harmonized sales taxes and an option to purchase the equipment for a final payment of $19,371 (C$24,680) plus applicable harmonized sales taxes on February 27, 2022. The leasing agreement bears interest at the rate of 6.15% annually, compounded monthly, due January 27, 2022.

(c)	The lease agreement for certain equipment for the Company's organic waste processing and composting facility at a cost of $305,836 (C$389,650), is payable in monthly blended installments of principal and interest of $5,378 (C$6,852), plus applicable harmonized sales taxes for a period of fifty-nine months plus an initial deposit of $15,266 (C$19,450) plus applicable harmonized sales taxes and an option to purchase the equipment for a final payment of a nominal amount of $78 (C$100) plus applicable harmonized sales taxes on February 27, 2025. The leasing agreement bears interest at the rate of 3.59% annually, compounded monthly, due February 27, 2025.

The lease liabilities are secured by the equipment under capital lease as described in note 8.

Minimum lease payments as per the original terms of the obligations under capital lease are as follows:

In the three-month period ending December 31, 2021	$60,030
In the year ending December 31, 2022	87,930
In the year ending December 31, 2023	64,542
In the year ending December 31, 2024	64,542
In the year ending December 31, 2025	5,457
282,501
Less: imputed interest	(14,357)
Total	$268,144

For the three and nine-month periods ended September 30, 2021, $2,147 (C$2,721) and $9,841 (C$12,311) (2020-$4,902; C$6,536 and $13,822; C$18,701) respectively, in interest was incurred.

13. Convertible Promissory Notes

		September 30, 2021	December 31, 2020
(a)	Convertible promissory notes-March 7 and March 8, 2019 (net of unamortized financing costs of $nil (2020- $nil))	$200,000	$491,500
(b)	Convertible promissory note-May 23, 2019 (net of unamortized financing costs of $nil (2020-$nil))	-	242,000
(c)	Convertible promissory note-July 19, 2019 (net of unamortized financing costs of $nil (2020-$nil))	-	187,000
(d)	Convertible promissory note-October 17, 2019 (net of accumulated financing costs of $nil (2020-$nil)	-	171,600
(e)	Convertible promissory note-March 31, 2021 (net of unamortized financing costs of $nil (2020-$nil)	275,000	-
(f)	Convertible promissory note-April 1, 2021 (net of unamortized financing costs of $nil (2020-$nil)	275,000	-
(g)	Convertible promissory note-June 16, 2021 (net of unamortized financing costs of $260,774 (2020-$nil)	189,226	-
(h)	Convertible promissory note-August 26, 2021 (net of unamortized financing costs of $34,718 (2020-$nil)	107,482	-
		$1,046,708	$1,092,100

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
September 30, 2021 and 2020
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

(a)	On April 24, 2019, the Company received one of the Back-End Notes from the March 2019 Investors in the face value amount of $275,000. The proceeds received by the Company was $228,000, net of transaction related expense of $47,000. The maturity dates of the March 2019 Investor Notes were March 7, 2020 and March 8, 2020. The March 2019 Investor Notes bear interest at a rate of twelve percent (12%) per annum (the "March 2019 Interest Rate"), which interest shall be paid by the Company to the March 2019 Investors in Common Stock at any time the March 2019 Investors send a notice of conversion to the Company.

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

On January 19, 2021, the remaining March 2019 Investor and the Company reached an agreement for payment in full of all obligations due and owing under its March 2019 Investor Notes by payments totaling $550,000, $50,000 paid on January 20, 2021, $200,000 on or before March 1, 2021, which was converted to 1,075,124 common shares on March 11, 2021 and $300,000 on or before March 31, 2021. The payment due on or before March 31, 2021 was extended to April 29, 2021. The Company and the March 2019 Investor have been in discussions to settle the balance of the remaining March 2019 Investor Notes. This March 2019 Investor converted a total of $135,000 of one of his March 2019 Investor Notes for 1,075,124 common shares as noted above, including accrued interest of $32,444 (December 31, 2020-$91,802). The balance of the convertible promissory note was forgiven by the March 2019 Investor resulting in a forgiveness of debt of $135,641, including accrued interest of $129,141, disclosed under other income (loss) in the interim condensed consolidated financial statements. On November 3, 2021, the March 2019 Investor accepted a payment of $200,000 from the Company representing all outstanding principal and accrued interest. Refer also to subsequent events, note 20(d).

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
September 30, 2021 and 2020
(Expressed in United States Dollars)
(unaudited)

13. Convertible Promissory Notes, (continued)

During the three-month period ended September 30, 2021, the March 2019 Investor converted $75,000 of his remaining March 2019 Investor Note for 591,905 common shares of the Company, including accrued interest and related cost of $21,185. After an interest adjustment of $25,000, the remaining balance of the March 2019 Investor Note is $200,000.

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

During the three and nine-month periods ended September 30, 2021, the May 2019 Investor converted a total of $nil and $nil (December 31, 2020-$nil and $15,000) of his May 2019 Note. And, on January 21, 2021, the May 2019 Investor converted the remaining balance of his May 2019 Investor Note for 846,154 common shares of the Company. This satisfied in full all obligations due and owing under the May 2019 Investor Note. This resulted in a gain on forgiveness of debt of $95,346, including accrued interest of $73,346, disclosed as other income (loss) in the interim condensed consolidated statements of operations and comprehensive loss.

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
September 30, 2021 and 2020
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

The maturity date of the March 2021 Investor Note is September 30, 2021. The March 2021 Investor Note bears interest at a rate of ten percent (10%) per annum (the "March 2021 Interest Rate"), which shall be paid by the Company to the March 2021 Investor in Common Stock at any time the March 2021 Investor sends a notice of conversion to the Company. The March 2021 Investor is entitled to, at its option, convert all or any amount of the principal amount and any accrued but unpaid interest of the March 2021 Investor Note into Common Stock, at a conversion price of $0.20 per share. The original terms of the March 2021 Investor Note may be prepaid until 180 days from its issue date at a prepayment premium of 120%. The Company and the March 2021 Investor are in discussions to settle the March 2021 Investor Note. The Company and the March 2021 Investor are in discussions to settle the March 2021 Investor Note.

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
September 30, 2021 and 2020
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

The maturity date of the April 2021 Investor Note is September 30, 2021. The April 2021 Investor Note bears interest at a rate of ten percent (10%) per annum (the "April 2021 Interest Rate"), which shall be paid by the Company to the April 2021 Investor in Common Stock at any time the April 2021 Investor sends a notice of conversion to the Company. The April 2021 Investor is entitled to, at its option, convert all or any amount of the principal amount and any accrued but unpaid interest of the April 2021 Investor Note into Common Stock, at a conversion price of $0.20 per share. The original terms of the April 2021 Investor Note may be prepaid until 180 days from its issue date at a prepayment premium of 120%. The Company and the April 2021 Investor are in discussions to settle the April 2021 Investor Note.

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

The maturity date of the June 2021 Investor Note is June 16, 2022. The June 2021 Investor Note bears interest at a rate of ten percent (10%) per annum (the "June 2021 Interest Rate"), which shall be paid by the Company to the June 2021 Investor on a monthly basis, commencing on the first of the month following issuance. The June 2021 Investor may convert the principal amount and any accrued but unpaid interest into the Company's common stock from time to time following an event of default (as defined in the June 2021 Investor Note), at a conversion price (the "Conversion Price") equal to the lesser of 90% (representing a 10% discount) multiplied by the lowest trading price (i) during the previous twenty (20) trading day (as defined in the June 2021 Investor Note) period ending on the issuance date of the June 2021 Investor Note, or (ii) during the previous twenty (20) trading day period ending on date of conversion of the June 2021 Investor Note. The June 2021 Investor Note may be prepaid at any time in cash equal to the sum of (a) the then outstanding principal amount of the June 2021 Investor Note plus (b) accrued and unpaid interest on the unpaid principal balance of the June 2021 Investor Note plus (c) default interest (as defined in the June 2021 Investor note on the occurrence of a default), if any.

The Company initially reserved 7,000,000 of its authorized and unissued Common Stock (the "June 2021 Reserved Amount"), free from pre-emptive rights, to provide for the issuance of Common Stock upon the full conversion of the June 2021 Investor Note.

(h)

On August 26, 2021, the Company entered into a securities purchase agreement (the "August 2021 SPA") with one investor (the "August 2021 Investor") pursuant to which the Company issued to the August 2021 Investor one 10% unsecured convertible promissory note (the "August 2021 Investor Note") in the principal amount of $142,200. On September 1, 2021, the Company received proceeds of $125,000, net of transaction related expenses of $17,200. In addition, the June 2021 Investor was issued 80,000 common shares of the Company, valued at $21,200, based on the closing trading price per share of $0.265.

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
September 30, 2021 and 2020
(Expressed in United States Dollars)
(unaudited)

13. Convertible Promissory Notes, (continued)

The maturity date of the August 2021 Investor Note is August 26, 2022. The August 2021 Investor Note bears interest at a rate of ten percent (10%) per annum (the "August 2021 Interest Rate"). The August 2021 Investor Note will include a one-time interest charge of $14,220, which shall be at repayable by the Company in 10 equal monthly amounts of $15,642 (including principal and interest) commencing October 15, 2021.

The August 2021 Investor may convert the principal amount and any accrued but unpaid interest into the Company's common stock from time to time following an event of default (as defined in the August 2021 Investor Note), at a conversion price (the "Conversion Price") equal to the lesser of 75% (representing a 25% discount) multiplied by the lowest trading price (i) during the previous five (5) trading day (as defined in the August 2021 Investor Note) period prior to conversion. The Company has the right to accelerate the monthly payments or prepay the August 2021 Investor Note at any time without penalty.

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

For the three and nine-month periods ended September 30, 2021, the Company recorded interest of $60,693 and $104,412 (2020-$115,351 and $448,798 interest and default amounts) respectively. As at September 30, 2021, $88,474 (December 31, 2020-$316,048) of accrued interest is included in accrued liabilities in the interim condensed consolidated balance sheets. In addition, during the three and nine-month periods ended September 30, 2021, $20,910 and $53,354 (2020-$8,821 and $15,276) respectively, of accrued interest was converted.

Refer also to going concern, note 2.

14. Loans Payable to Related Parties

	September 30, 2021	December 31, 2020

Director	$-	$33,772
Officer (CFO)	$18,838	$-
	$18,838	$33,772

The balance owing to director, is unsecured, non-interest bearing and due on demand. The balance owing to the officer is unsecured bearing interest at the rate of 12% per annum.

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
September 30, 2021 and 2020
(Expressed in United States Dollars)
(unaudited)

14. Loans Payable to Related Parties, (continued)

During the three and nine-month periods ended September 30, 2021, the director's company, Travellers, converted a total of $nil (C$nil) respectively and $371,001 (C$461,620), respectively (December 31, 2020-$nil; C$nil and $nil; C$nil) of loans provided during the period and $nil (C$nil) and $80,323 (C$101,700) of accounts payable owing to Travellers for 1,726,076 common shares. And, for the three and nine-month periods ended September 30, 2021 $265 (C$331) and $265 (C$331) (2020-$1,771; C$2,368 and $4,399; C$5,952) respectively, in interest was incurred on the loans payable to related parties.

15. Capital Stock

As at September 30, 2021, the Company had 150,000,000 common shares authorized with a par value of $.0001 per share and 94,065,404 (December 31, 2020-82,860,619) common shares issued and outstanding.

For the nine-month period ended September 30, 2021, the Company issued 3,767,029 common shares on the conversion of convertible promissory notes, in the amount of $756,000, including accrued interest and related costs of $53,901, for a total of $809,901. The share conversion prices ranged from $0.156 to $0.26 per share. The Company also issued 1,726,076 common shares on the conversion of loans payable and accounts payable to related party (Travellers), in the amount of $451,324 (C$563,320).

In addition, the Company raised $291,735 (C$381,073) net of share issue costs of $11,750 (C$14,670), on private placements for 1,195,348 common shares of the Company at per share issue prices ranging from $0.25 to $0.26). Further, 1,586,332 common shares of the Company were issued for professional services valued at $432,479, based on the closing trading prices on issuance, disclosed as stock-based compensation in the interim condensed consolidated statements of operations and comprehensive loss.

On March 31, 2021, the Company issued the March 2021 Investor Note to the March 2021 Investor, and issued, subsequent to March 31, 2021, 200,000 common shares, representing financing fees valued at $66,000, based on the closing trading price on issuance, disclosed under note 13(e), convertible promissory notes. On April 1, 2021, the Company issued the April 2021 Investor Note to the April 2021 Investor, and subsequently issued 200,000 common shares, representing financing fees valued at $69,000, based on the closing trading price on issuance, disclosed under note 13(f), convertible promissory notes. On June 16, 2021, the Company issued the June 2021 Investor Note to the June 2021 Investor, and subsequently issued 1,000,000 common shares, representing financing fees valued at $300,000 per the June 2021 SPA, disclosed under note 13(g), convertible promissory notes. And, on August 26, 2021, the Company issued the August 2021 Investor Note to the August 2021 Investor and subsequently issued 80,000 common shares representing financing fees valued at $21,200 per the August 2021 SPA, disclosed under note 13(i), convertible promissory notes.

On January 4, 2021, the Company issued 1,000,000 common shares to the CEO and 50,000 common shares to the CFO in connection with their executive consulting agreements, valued at $217,035, based on the closing trading price on issuance. Included under management stock-based compensation in the interim condensed consolidated statements of operations and comprehensive loss for the three and nine-month periods ended September 30, 2021, are amounts of $54,259 and $162,777 respectively, representing the stock-based compensation for the periods. Also, on January 4, 2021, the Company issued 400,000 common shares on proceeds of $8,580, previously received on a conversion of debt in December 2020.

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

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
September 30, 2021 and 2020
(Expressed in United States Dollars)
(unaudited)

16. Commitments

a) Effective January 1, 2021, new executive consulting agreements were finalized for the services of the CEO and the CFO, for two years and one year, respectively. The CEO's monthly fee is $23,547 (C$30,000) for 2021 and 2022 $31,396 (C$40,000) for 2022 and for the CFO $6,279 (C$8,000). The future minimum commitment under these consulting agreements, is as follows:

For the three-month period ending December 31, 2021	$89,478
For the year ending December 31, 2022	376,752
$466,230

b) The Company has agreed to lease its office premises from Haute on a month-to-month basis, at the monthly rate of $5,494 (C$7,000). The Company is responsible for all expenses and outlays in connection with its occupancy of the leased premises, including, but not limited to utilities, realty taxes and maintenance.

c) Effective June 1, 2021 a new investor relations consulting agreement was finalized with a consultant to provide investor relations service provided for six months to November 30, 2021. The investor relations consulting agreement was terminated and will not extent beyond November 30, 2021.

For the three-month period ending December 31, 2022	$13,000

d) The Company was assigned the land lease on the purchase of certain assets of Astoria Organic Matters Ltd., and Astoria Organic Matters Canada LP. The land lease, which comprises 13.88 acres in Roslin, Ontario, Canada, has a term expiring March 31, 2034. The basic monthly rent on the net lease is $2,355 (C$3,000) and is subject to adjustment based on the consumer price index as published by Statistics Canada ("CPI"). To date, no adjustment for CPI has been charged. The Company is also responsible for any property taxes, maintenance, insurance and utilities. In addition, the Company has the right to extend the lease for five further terms of five years each and one further term of five years less one day. As the Company acquired the business of 1684567, the previous landlord, in 2019, there are no future commitments for this lease. The Company is responsible through a special provision of the site plan agreement with the City of Belleville (the "City"), Ontario, Canada, that it is required to fund road maintenance required by the City through to September 30, 2025 at an annual rate of $7,849 (C$10,000). The future minimum commitment is as follows:

For the three-month period ending December 31, 2021	$-
For the year ending December 31, 2022	7,849
For the year ending December 31, 2023	7,849
For the year ending December 31, 2024	7,849
For the year ending December 31, 2025	7,849

$31,396

PACE has provided the Company a letter of credit in favor of the MECP in the amount of $217,285 (C$276,831) and, as security, has registered a charge of lease over the premises, located at 704 Phillipston Road, Roslin, Ontario, Canada. The Company is required to provide for environmental remediation and clean-up costs for its organic waste processing and composting facility.

The letter of credit is a requirement of the MECP and is in connection with the financial assurance provided by the Company for it to be in compliance with the MECPs environmental objectives. The MECP regularly evaluates the Company's organic waste processing and composting facility to ensure compliance is adhered to and the letter of credit is subject to change by the MECP. The Company is currently updating its financial assurance with the MECP. As a result of audits conducted by the MECP in December of 2020, the Company has accrued estimated and actual costs for corrective measures as a result of the MECP's audits totaling $654,669 (C$834,080) (2020-$570,078; C$725,844). For the three and nine-month periods ended September 30, 2021, the estimated costs for these corrective measures totaled $201,854 (C$252,816) and $270,290 (C$338,116) respectively. As at September 30, 2021, the MECP has not drawn on the letter of credit.  The letter of credit was renewed by PACE to the termination of the Company's obligations to PACE, September 2022.

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
September 30, 2021 and 2020
(Expressed in United States Dollars)
(unaudited)

17. Other Income (Loss)

	September 30, 2021	September 30, 2020
(a) Gain on forgiveness of convertible promissory notes	$359,460	$-
(b) Gain on disposal of long-lived assets	45,349	-
(c) Land option expired	-	(59,128)
	$404,809	$(59,128)

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

18. Economic Dependence

The Company generated 69% of its revenue from three customers and 80% of its revenue from four customers, during the three and nine-month periods ended September 30, 2021 (2020-81% and 69% from three customers) respectively.

19. Legal Proceedings

From time to time, the Company may become involved in litigation relating to claims arising from the ordinary course of business. Management believes that there are currently no claims or actions pending against us, the ultimate disposition of which would have a material adverse effect on our results of operations, financial condition or cash flows.

The Company has a claim against it for unpaid legal fees in the amount of $51,208 (C$65,241). The amount is included in accounts payable on the Company's consolidated balance sheets.

On September 24, 2020, the Company filed a statement of claim against the former chief executive officer and his company, LFGC, which was defended and counterclaimed. The Company's claim relates to damages for breach of contract, non-performance of contractual duties, breach of fiduciary duty, misrepresentation and breach of a duty of fidelity in the amount of $784,900 (C$1,000,000).

On October 26, 2020, the Company received a statement of defense and counterclaim from the defendants in response to the Company's statement of claim. The defendants are seeking $403,556 (C$514,150) in special damages and $4392,450 (C$500,000) in punitive and exemplary damages. The Company filed its reply and defense to counterclaim on November 13, 2020. The plaintiffs by counterclaim filed their defense to counterclaim on November 23, 2020, denying all claims in the Company's reply and defense to counterclaim. Included in accounts payable on the Company's interim condensed consolidated balance sheets is an amount for unpaid fees to the former chief executive officer in the amount of $310,428 (C$395,500), pending the results of the litigation.

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
September 30, 2021 and 2020
(Expressed in United States Dollars)
(unaudited)

20. Subsequent Events

The Company's management has evaluated subsequent events up to the date the interim condensed consolidated financial statements were issued, pursuant to the requirements of ASC 855 and has determined the following to be material subsequent events:

(a) On October 18, 2021, the Company entered into a services agreement with a consultant to provide strategic advisory and digital marketing. The services commenced November 1, 2021 and will continue for six months to April 30, 2022. A payment of $10,000 was due on signing with two quarterly payments of $74,000 on each of November 1, 2021 and February 1, 2022. In addition, the consultant will receive 50,000 restricted common shares of the Company as compensation.

(b) On October 29, 2021, the Company executed two convertible promissory notes totaling $1,765,118 with net proceeds to the Company in the amount of $1,330,000, net of an original issue discount and other financing costs of $265,118. On November 3, 2021, the Company received $1,330,000 on the execution of the convertible promissory notes. The convertible promissory notes bear interest at the rate of 15% annually and are due July 29, 2022. In connection with the above, on October 27, 2021, the Company signed a consulting agreement with a consultant, related to the holder of one of the convertible promissory notes, for a term of six months to provide financial and business consulting, for a fee of $50,000 and 62,500 restricted shares of the Company's common stock. Further, on October 28, 2021, the Company signed a consulting agreement with a consultant, related to the holder of the other convertible promissory note, for a term of six months to provide financial and business consulting for a fee of 10,000 restricted shares of the Company's common stock. Under both advisory agreements, the restricted shares of the Company's common stock will survive a reverse stock split prior to up listing.

(c) On November 1, 2021, the Company entered into an agreement with a consultant for corporate consulting and advisory services for a term of three months to January 31, 2022, for a fee of $10,000 per month.

(d) On November 3, 2021, the Company repaid the remaining balance of the March 2019 Investor Notes in the amount of $200,000. Any unpaid accrued interest up to the date of repayment was forgiven by the March 2019 Investor.

(e) On November 3, 2021, the Company paid the deposit of $10,000, in connection with a letter agreement signed September 22, 2021, to its underwriter, who is also acting as the sole agent, for an offering of up to $12,000,000 on the effectiveness of a registration statement to up-list to the Nasdaq.

(f) On November 15, 2021, PACE and the Company reached an agreement whereby the Company made payment of arrears to PACE on November 15, 2021, in the amount of $238,322 (C$303,634) and allow the Company to continue monthly payments to the end of the term of the obligations, September 2022.

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

Growth and percentage comparisons made herein generally refer to the three and nine-month periods ended September 30, 2021 compared with the three and nine-month periods ended September 30, 2020 unless otherwise noted. Unless otherwise indicated or unless the context otherwise requires, all references in this document to "we, "us, "our," the "Company," and similar expressions refer to SusGlobal Energy Corp., and depending on the context, its subsidiaries.

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

When the terms "the Company," "we," "us" or "our" are used in this document, those terms refer to SusGlobal Energy Corp., and its wholly-owned subsidiaries, SusGlobal Energy Canada Corp., SusGlobal Energy Canada I Ltd., SusGlobal Energy Belleville Ltd., 1684567 Ontario Inc., and SusGlobal Energy Hamilton Ltd.

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

RECENT BUSINESS DEVELOPMENTS

On October 29, 2021, the Company executed two convertible promissory notes totaling $1,764,710 with net proceeds to the Company in the amount of $1,330,000, net of an original issue discount and other financing costs of $264,710. On November 3, 2021, the Company received $1,330,000 on the execution of the convertible promissory notes. The convertible promissory notes bear interest at the rate of 15% annually and are due July 29, 2022. In connection with the above, on October 27, 2021, the Company signed a consulting agreement with a consultant for a term of six months to provide financial and business consulting, for a fee of $50,000 and 62,500 restricted shares of the Company's common stock. Further, on October 28, 2021, the Company signed a consulting agreement with a consultant for a term of six months to provide financial and business consulting for a fee of 10,000 restricted shares of the Company's common stock. Under both advisory agreements, the restricted shares of the Company's common stock will survive a reverse stock split prior to up listing.

The Company has signed an Offset Development and Marketing Agreement (the "Agreement") with Blue Source Canada ULC ("Bluesource") to develop and market greenhouse gas offset credits from the Company's 49-acre Organic & Non-Hazardous Waste Processing & Composting Facility in Belleville, Ontario, in order for the Company to monetize and realize benefits from its voluntary activities.

This monetization is an exciting development for the Company's mission to reduce organic wastes from wood, leaf and yard material, treated municipal sewage waste (biosolids), residential curbside green bin material or source separated organics ("SSO") and paper sludge otherwise destined for landfills and, we believe, will also allow the Company to expand this mission.

Bluesource has pioneered creative solutions to climate change for over 20 years. Today, this partnership complements Bluesource's portfolio of high-quality environmental products from over 20 different technologies in over 100 locations across the United States and Canada. The partnership with SusGlobal is a core example of Bluesource's experience in identifying, creating, acquiring and marketing offsets, where there is a tangible environmental benefit.

On February 10, 2021, the Company signed an Agreement of Purchase and Sale (the "APS") for certain assets located in Hamilton, Ontario, Canada for $3,532,050 (C$4,500,000), including a vendor take-back mortgage of $1,569,800 (C$2,000,000) at an annual interest rate of 2% maturing two years after closing on August 17, 2023. Deposits of $156,980 (C$200,000) and $117,735 (C$150,000) were paid by the Company on February 10, 2021 and June 1, 2021 respectively. The APS was amended on April 8, 2021, to revise the closing date to June 4, 2021, subject to successful completion of the due diligence process and the completion of the Phase II Environmental Site Assessment at a cost of $39,088 (C$49,800), plus applicable harmonized sales taxes, expected on or before May 19, 2021. On May 20, 2021, the Company and the vendor signed a waiver and amending agreement, waiving the due diligence process and revising the closing date to June 16, 2021. On August 3, 2021, the vendor agreed to amend the APS for the purchase of certain assets in Hamilton, Ontario, Canada, with a new closing date of August 17, 2021. The newly amended APS provided for a credit to the Company in the amount of $294,338 (C$375,000) for certain deficiencies.

On August 17 2021, the Company acquired the Hamilton Property assets, consisting of land, a vacant building and ECAs. The total purchase price including costs of acquisition of $173,996 (C$221,680) totaled $3,557,664 (C$4,532,633). The costs of acquisition, were settled through cash payments of $117,996 (C$150,333) and the issuance of 200,000 common shares valued based on the trading price on the issuance date at $56,000 (C$71,347) to a consultant who assisted on the closing of the transaction. The issuance of common shares is also noted under capital stock, note 15, common shares issued for professional services, in the interim condensed consolidated financial statements.  The purchase of the Hamilton Property was funded by cash of $392,712 (C$500,333), the issuance of 300,000 common shares to the vendor on closing, having a value based on the trading price on the issuance date of $84,000 (C$107,020), the issuance noted above of 200,000 common shares to a consultant who assisted on the closing of the transaction disclosed as part of common shares issued for professional services, under capital stock, note 15, in the interim condensed consolidated financial statements, vendor take-back 1st mortgage of $1,569,800 (C$2,000,000) and a portion of the increased existing 1st mortgage of $1,455,152 (C$1,853,933), disclosed under note 11(d), long-term debt, in the interim condensed consolidated financial statements.  The cost of the purchase price was allocated ratably over the estimated fair value of each long-lived asset acquired, land of $1,709,074 (C$2,177,442), included above under land and building $1,541,654 (C$1,964,141), described above as property under construction.

Further, the fair value of the ECAs acquired in the above transaction, in the amount of $306,936 (C$391,051), was valued using a replacement cost valuation approach and incorporated a margin on cost and an entrepreneurial margin of approximately 11% and 20% respectively.

On July 8, 2021, the Company applied to list its Common Stock on the Nasdaq Capital Market, and submitted the initial listing fee of $5,000. And, on November 3, 2021, the Company paid the deposit of $10,000, in connection with a letter agreement signed September 22, 2021, to its underwriter, who is also acting as the sole agent, for an offering of up to $12,000,000 on the effectiveness of a registration statement to up-list to the Nasdaq.

On July 2, 2021, the Company revised a letter of intent with the vendors for the purchase of the shares of their two corporations which own proprietary processes, manufacture liquid organic fertilizers and other products. The transaction is set to close upon effectiveness of a registration statement and listing on the NASDAQ with a total purchase price of $16,136,000 (C$20,000,000), which will consist of cash of $8,068,000 (C$10,000,000) and common shares of the Company having a value of $ 8,068,000 (C$10,000,000). The purchase price will be satisfied through a payment of $3,139,600 (C$4,000,000) in cash and the issuance of common shares having a value of $7,849,000 (C$10,000,000) on closing and a final payment of $4,709,400 (C$6,000,000) in cash on June 1, 2022.

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

On April 8, 2021, the Company completed the purchase of its new truck and hauling trailer for a total purchase price of $172,803 (C$220,159), plus the applicable harmonized sales taxes and administrative costs. The Company paid deposits of $38,572 (C$49,143) on this purchase and financed the balance over a period of forty-eight months at a monthly principal and interest payment of $3,611 (C$4,601) at an interest rate of 4.95% per annum.

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

Purchase of Additional Lands

On November 12, 2020, the Company acquired additional lands described in the Company's Share Purchase Agreement (the "SPA") of 1684567 Ontario Inc. ("1684567"), in May of 2019. The additional lands include a 6.60-acre licensed gravel pit and a 0.20 acre right of way for a purchase price of $164,829 (C$210,000) plus the applicable harmonized sales tax. The Company is now the owner of a 49-acre land parcel at its Belleville, Ontario, Canada, organic waste processing and composting facility. The purchase was funded through an additional advance of $549,430 (C$700,000) on its existing 1st mortgage. The funds received, $407,550 (C$519,238), were net of financing fees of $57,867 (C$73,725) and expenses including accrued interest, property taxes and other disbursements of $90,077 (C$114,762). The new first mortgage of $2,590,170 (C$3,300,000) was registered on November 12, 2020. The terms of the new 1st mortgage are as noted under long-term debt, note 11(d) to the interim condensed consolidated financial statements, including an interest rate at the higher of the Royal Bank of Canada's prime rate plus 7.55% (currently 10% per annum) and 10% per annum, and the principal amount is due December 1, 2021.  Management used a portion of the additional advance to satisfy certain obligations with Pace Savings and Credit Union Limited ("PACE"). Refer to new business developments above, for details on the increase in the existing 1st mortgage to $4,081,480 (C$5,200,000), with a new maturity date of September 1, 2022.

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

Energy Retrofit Program

On January 15, 2020, the Independent Electrical System Operator (the "IESO") pre-approved the Company's Save on Energy Retrofit Program Application (the "Program"). The total cost of the Program was $93,161 ($C118,692). As the Program was successfully completed, the Company, on April 15, 2021, received the hydro grant from the IESO of $45,910 (C$58,491), plus the applicable harmonized sales taxes. The Program was designed to realize a savings of approximately 50% in hydro costs annually, with an overall return on investment estimated at 125%.

Financings

(a) Securities Purchase Agreements

On August 26, 2021, the Company entered into a securities purchase agreement (the "August 2021 SPA") with one investor (the "August 2021 Investor") pursuant to which the Company issued to the August 2021 Investor one 10% unsecured convertible promissory note (the "August 2021 Investor Note") in the principal amount of $142,200. On September 1, 2021, the Company received proceeds of $125,000, net of transaction related expenses of $17,200. In addition, the June 2021 Investor was issued 80,000 common shares of the Company, valued at $21,200, based on the closing trading price per share of $0.265.

The maturity date of the August 2021 Investor Note is August 26, 2022. The August 2021 Investor Note bears interest at a rate of ten percent (10%) per annum (the "August 2021 Interest Rate"). The August 2021 Investor Note will include a one-time interest charge of $14,220, which shall be at repayable by the Company in 10 equal monthly amounts of $15,642 (including principal and interest) commencing October 15, 2021. The August 2021 Investor may convert the principal amount and any accrued but unpaid interest into the Company's common stock from time to time following an event of default (as defined in the August 2021 Investor Note), at a conversion price (the "Conversion Price") equal to the lesser of 75% (representing a 25% discount) multiplied by the lowest trading price (i) during the previous five (5) trading day (as defined in the August 2021 Investor Note) period prior to conversion. The Company has the right to accelerate the monthly payments or prepay the August 2021 Investor Note at any time without penalty.

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

On November 3, 2021, the Company paid the March 2019 Investor Note in the amount of $200,000, for a total settlement of outstanding principal and accrued interest.

For the three and nine-month periods ended September 30, 2021, the Company recorded interest of $60,693 and $104,412 (2020-$115,351 and $448,798 interest and default amounts) respectively. As at September 30, 2021, $88,474 (December 31, 2020-$316,048) of accrued interest is included in accrued liabilities in the interim condensed consolidated balance sheets. In addition, during the three and nine-month periods ended September 30, 2021, $20,910 and $53,354 (2020-$8,821 and $15,276) respectively, of accrued interest was converted.

(b) Pace Savings & Credit Union Limited ("PACE")

On February 18, 2021, PACE and the Company reached a new agreement to repay all amounts owing to PACE on or before July 30, 2021.  Management was not able to meet the July 30, 2021 deadline.  On August 13, 2021, PACE agreed to allow the Company to bring the arrears current by August 31, 2021 and continue to September 2022.  Management was not able to meet this new deadline.  On November 15, 2021, the Company paid all arrears to PACE and PACE agreed to allow the Company to continue payments to the end of the terms of each obligation, September 2022.   Management continues discussions with equity investors to re-finance its remaining obligations to PACE and repay other creditors. In addition, the letter of credit the Company had with PACE in favor of the Ministry of the Environment, Conservation and Parks (the "MECP"), was renewed to the termination of the Company’s obligations to PACE, September 2022. On April 3, 2020, the shares previously pledged as security to PACE, were released and are currently held as security for the personal guarantee from the CEO and charge against the Haute leased premises.

The remaining PACE long-term debt was initially payable as noted below:

(i) The credit facility bears interest at the PACE base rate of 7.00% plus 1.25% per annum, currently 8.25%, is payable in monthly blended installments of principal and interest of $6,879 (C$8,764) and matures on September 2, 2022. The first and only advance on the credit facility on February 2, 2017, in the amount of $1,255,840 (C$1,600,000), is secured by a business loan general security agreement, a $1,255,840 (C$1,600,000) personal guarantee from the CEO and a charge against the Haute leased premises. Also pledged as security are the shares of the wholly-owned subsidiaries, and a limited recourse guarantee against each of these parties. As noted above, the pledged shares were delivered by PACE and are currently held as security for the personal guarantee from the CEO and charge against the Haute leased premises. The credit facility is fully open for prepayment at any time without notice or bonus.

(ii) The credit facility advanced on June 15, 2017, in the amount of $470,940 (C$600,000), bears interest at the PACE base of 7.00% plus 1.25% per annum, currently 8.25%, is payable in monthly blended installments of principal and interest of $3,847 (C$4,901), and matures on September 2, 2022. The credit facility is secured by a variable rate business loan agreement on the same terms, conditions and security as noted above.

(iii) The corporate term loan advanced on September 13, 2017, in the amount of $2,923,083 (C$3,724,147), bears interest at PACE base rate of 7.00% plus 1.25% per annum, currently 8.25%, is payable in monthly blended installments of principal and interest of $23,320 (C$29,711), and matures September 13, 2022. The corporate term loan is secured by a business loan general security agreement representing a floating charge over the assets and undertakings of the Company, a first priority charge under a registered debenture and a lien registered under the Personal Property Security Act in the amount of $3,140,368 (C$4,000,978) against the assets including inventory, accounts receivable and equipment. The corporate term loan also included an assignment of existing contracts included in the asset purchase agreement.

For the three and nine-month periods ended September 30, 2021, $79,687 (C$99,683) and $236,743 (C$296,151) (2020-$70,105; C$93,162 and $225,346; C$304,893) respectively, in interest was incurred on the PACE long-term debt. As at September 30, 2021 $71,051 (C$88,065) (December 31, 2020-$18,319; C$23,325) in accrued interest is included in accrued liabilities in the interim condensed consolidated balance sheets.

(c) Other Financings

(i) The Company obtained a 1st mortgage provided by private lenders to finance the acquisition of the shares of 1684567 and to provide funds for additional financing needs, including additional lands, received in four tranches totaling $4,081,480 (C$5,200,000) (December 31, 2020-$2,591,820; C$3,300,000). The fourth tranche was received on August 13, 2021 in the amount of $1,491,310 (C$1,900,000). The 1st mortgage is repayable interest only on a monthly basis at an annual rate of the higher of the Royal Bank of Canada's prime rate plus 6.05% per annum (currently 8.50%) and 10% per annum with a maturity date of September 1, 2022. The 1st mortgage payable is secured by the shares held of 1684567, a 1st mortgage property described in note 8, long-lived assets, net in the interim condensed consolidated balance sheets with a carrying value of $1,654,569 (C$2,108,000) and a general assignment of rents. Financing fees on the 1st mortgage totaled $316,644 (C$403,419). As at September 30, 2021 $32,428 (C$41,315) (December 31, 2020-$36,215; C$46,110) of accrued interest is included in accrued liabilities in the interim condensed consolidated balance sheets. In addition, as at September 30, 2021 there is $124,413 (C$158,508) (December 31, 2020-$50,253; C$63,984) of unamortized financing fees included in long-term debt in the interim condensed consolidated balance sheets.

On August 17, 2021, the Company obtained a vendor take back 1st mortgage in the amount of $1,569,800 (C$2,000,000), on the purchase of the Hamilton property described under long-lived assets, net note 8. The 1st mortgage bears interest at an annual rate of 2% per annum, repayable monthly interest only with a maturity date of August 17, 2023, secured by the assets acquired in Hamilton, Ontario, Canada.

To finance the closing, the Company used a portion of its increased 1st mortgage in the amount of  $1,455,152 (C$1,853,933).

For the three and nine-month periods ended September 30, 2021, $89,762 (C$112,814) and $206,184 (C$257,924) (2020-$48,409; C$65,000 and $144,125; C$195,000) respectively in interest was incurred on the 1st mortgages payable.

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

The Company has received a total of $78,490 (C$100,000) under this program, from its Canadian chartered bank.

Under the initial term date of the loans, which is detailed in the CEBA term loan agreements, the amount is due on December 31, 2022 and is interest-free. If the loans are not repaid by December 31, 2022, the Company can make payments, interest only, on a monthly basis at an annual rate of 5%, under the extended term date, beginning January 31, 2023, maturing December 31, 2025.

In addition, on a combined basis, if $54,943 (C$70,000) of the loans are repaid by the initial term, December 31, 2022, the Company's Canadian chartered bank will forgive the balance, $23,547 (C$30,000). The CEBA term loan agreements contain a number of positive and negative covenants, for which the Company is not in full compliance.

(iii) On August 4, 2020, the Company received an advance in the amount of $82,992 (C$110,700) from a private lender. The advance was repayable weekly at an amount of $4,952 (C$6,138). The amount was paid in full on January 26, 2021. For the three and nine-month periods ended September 30, 2021, the Company incurred interest charges of $nil (C$nil) and $706 (C$883) (2020-$nil; C$nil and $nil; C$nil) respectively.

(iv) During the three and nine-month periods ended September 30, 2021, Travellers International Inc. ("Travellers"), a company controlled by the president and chief executive officer (the "CEO") of the Company, who is also a director, loaned the Company $318,136 (C$405,321). The loans were converted along with of $82,052 (C$101,700) of accounts payable owing to Travellers into 1,726,076 common shares of the Company based on the closing trading price of the shares on conversion. There are no written agreements evidencing the Travellers loans other than resolutions of the Board with attached loan schedules.

(d) Financings Related to Obligations Under Capital Lease

There were no new capital leases entered into by the Company during the three-month period ended September 30, 2021.The original terms of the obligations under capital lease are noted below under paragraphs (i), (ii) and (iii).

(i) The lease agreement for certain equipment for the Company's organic waste processing and composting facility at a cost of $224,992 (C$286,650), is payable in monthly blended installments of principal and interest of $4,556 (C$5,840), plus applicable harmonized sales taxes and an option to purchase the equipment for a final payment of $22,448 (C$28,600), plus applicable harmonized sales taxes on October 31, 2021. The lease agreement bears interest at the rate of 5.982% annually, compounded monthly, due September 30, 2021. On November 3, 2021, the Company paid the final payment of $22,448 (C$28,600), plus applicable harmonized sales taxes.

(ii) The lease agreement for certain equipment for the Company's organic composting facility at a cost of $194,224 (C$247,450 ), is payable in monthly blended installments of principal and interest of $4,017 (C$5,118), plus applicable harmonized sales taxes for a period of forty-six months plus the first two monthly blended installments of $7,849 (C$10,000) plus applicable harmonized sales taxes and an option to purchase the equipment for a final payment of $ 19,371 (C$24,680) plus applicable harmonized sales taxes on February 27, 2022. The leasing agreement bears interest at the rate of 6.15% annually, compounded monthly, due January 27, 2022.

(iii) The lease agreement for certain equipment for the Company's organic waste processing and composting facility at a cost of $305,836 (C$389,650), is payable in monthly blended installments of principal and interest of $5,378 (C$6,852), plus applicable harmonized sales taxes for a period of fifty-nine months plus an initial deposit of $15,266 (C$19,450) plus applicable harmonized sales taxes and an option to purchase the equipment for a final payment of a nominal amount of $78 (C$100) plus applicable harmonized sales taxes on February 27, 2025. The leasing agreement bears interest at the rate of 3.59% annually, compounded monthly, due February 27, 2025.

For the three and nine-month periods ended September 30, 2021, $2,147 (C$2,721) and $9,841 (C$12,311) (2020-$4,902; C$6,536 and $13,822; C$18,701) respectively, in interest was incurred.

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

The Company has signed an Offset Development and Marketing Agreement (the "Agreement") with Blue Source Canada ULC ("Bluesource") to develop and market greenhouse gas offset credits from the Company's 49-acre Organic & Non-Hazardous Waste Processing & Composting Facility in Belleville, Ontario, in order for the Company to monetize and realize benefits from its voluntary activities.

This monetization is an exciting development for the Company's mission to reduce organic wastes from wood, leaf and yard material, treated municipal sewage waste (biosolids), residential curbside green bin material or source separated organics ("SSO") and paper sludge otherwise destined for landfills and, we believe, will also allow the Company to expand this mission.

Bluesource has pioneered creative solutions to climate change for over 20 years. Today, this partnership complements Bluesource's portfolio of high-quality environmental products from over 20 different technologies in over 100 locations across the United States and Canada. The partnership with SusGlobal is a core example of Bluesource's experience in identifying, creating, acquiring and marketing offsets, where there is a tangible environmental benefit.

Operations

The Company owns Environmental Compliance Approvals (the "ECAs") issued by the MECP from the Province of Ontario, in place to accept up to 70,000 metric tonnes ("MT") of waste annually from the provinces of Ontario, Quebec and from New York state, and to operate a waste transfer station with the capacity to process up to an additional 50,000 MT of waste annually. Once built, the location of the waste transfer station will be alongside the Organic and Non-Hazardous Waste Processing and Composting Facility which is currently operating in Belleville, Ontario, Canada.

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

Organic Composting Facility- As noted above, the Company's organic waste processing and composting facility, located in Belleville, Ontario Canada, has ECAs in place to accept up to 70,000 MT of waste annually and is currently in operation. Certain assets of the organic waste processing and composting facility, including the ECAs for the waste transfer station (not yet built), were acquired by the Company on September 15, 2017, from the Receiver for Astoria, under the APA. The Company charges tipping fees for the waste accepted at the organic waste composting facility based on arrangements in place with the customers and the type of waste accepted. Typical waste accepted includes, leaf and yard, biosolids, food, liquid, paper sludge and source separated organics. During nine-month period ended September 30, 2021, tipping fees ranged from $54 (C$69) to $125 (C$159) per MT.

The Company owns a 40,535 square foot facility on 3.26 acres in Hamilton, Ontario, which includes an Environmental Compliance Approval to process 65,884 metric tonnes per annum of organic waste, 24 hours per day 7 days a week. The facility will be designed to produce, distribute and warehouse the Company's SusGro™ organic liquid fertilizer and other products that are provided under private label and sold through big box retailers, consumer lawn and garden suppliers, and for end use to the wine, cannabis and agriculture industries. With the addition of a further 11,000 square feet of office space and R&D labs, the Hamilton facility will also house the continued development of SusGlobal's proprietary formulations and branded liquid and dry organic fertilizers.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2021, the Company had a bank balance of $36,912 (December 31, 2020-$6,457) and current debt obligations and other current liabilities in the amount of $11,592,938 (December 31, 2020-$10,358,212). As at September 30, 2021, the Company had a working capital deficit of $11,236,795 (December 31, 2020-$9,830,314). The Company does not currently have sufficient funds to satisfy the current debt obligations.

On February 18, 2021, PACE and the Company reached a new agreement to repay all amounts owing to PACE on or before July 30, 2021. The amounts owing were not repaid to PACE on July 30, 2021. On August 13, 2021, PACE agreed to allow the Company until August 31, 2021 to bring the arrears current and continue to September 2022, the original maturity date. The Company was not able to meet this deadline.  On November 15, 2021, the Company paid all arrears to PACE and PACE agreed to allow the Company to continue payments to the end of the terms of each obligation, September 2022.   Management continues discussions with equity investors to re-finance its remaining obligations to PACE and repay other creditors. In addition, the letter of credit the Company has with PACE in favor of the Ministry of the Environment, Conservation and Parks (the "MECP"), was renewed to the termination of the Company’s obligations to PACE, September 2022. On April 3, 2020, the shares previously pledged as security to PACE, were released and are currently held as security for the personal guarantee from the CEO and charge against the Haute leased premises.

The Company's total assets as at September 30, 2021 were $8,962,137 (December 31, 2020-$5,758,303) and total current liabilities were $11,592,938 (December 31, 2020-$10,358,212). Significant losses from operations have been incurred since inception and there is an accumulated deficit of $15,993,098 as at September 30, 2021 (December 31, 2020 -$13,468,794). Continuation as a going concern is dependent upon generating significant new revenue and generating external capital and securing debt to satisfy its creditors' demands and to achieve profitable operations while maintaining current fixed expense levels.

To pay current liabilities and to fund any future operations, the Company requires significant new funds, which the Company may not be able to obtain. In addition to the funds required to liquidate the $11,592,938 in current debt obligations and other current liabilities, the Company estimates that approximately $17,500,000 must be raised to fund capital requirements and general corporate expenses for the next 12 months.

In the normal course of business, we are exposed to market risks, including changes in interest rates, certain commodity prices and Canadian currency rates. The Company does not use derivatives to manage these risks.

During the three and nine-month periods ended September 30, 2021, the investors of the unsecured convertible promissory notes, converted a total of $75,000 and $756,000 of their unsecured convertible promissory notes respectively, along with a portion of their accrued interest and related costs of $21,185 and $53,904, a total of $96,185 and $809,904 for 3,767,029 common shares of the Company at prices ranging from $0.156 to $0.26 per share.

As at September 30, 2021, the current and long-term portions of our debt obligations totaled $10,832,590 (December 31, 2020-$7,922,532).

In addition, as at September 30, 2021, the Company had an outstanding letter of credit provided by PACE, in the amount of $217,285 (C$276,831), in favor of the MECP. The letter of credit is a requirement of the MECP and is in connection with the financial assurance provided by the Company, for it to be in compliance with the MECPs environmental objectives. The MECP regularly evaluates the Company's organic waste processing and composting facility to ensure compliance is adhered to and the letter of credit is subject to change by the MECP. The Company is currently updating its financial assurance with the MECP.  The letter of credit was renewed by PACE to the termination of the Company's obligations to PACE.

CONSOLIDATED RESULTS OF OPERATIONS - FOR THE THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2021 COMPARED TO THE THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2020

	For the three-month periods ended
	September 30, 2021	September 30, 2020

Revenue	$204,796	$439,507

Cost of Sales
Opening inventory	35,983	-
Depreciation	116,632	133,467
Direct wages and benefits	74,093	90,475
Equipment rental, delivery, fuel and repairs and maintenance	371,424	52,652
Utilities	16,872	27,185
Outside contractors	39,717	3,886
	654,721	307,665
Less: closing inventory	(21,506)	-
Total cost of sales	633,215	307,665

Gross (loss) profit	(428,419)	131,842

Operating expenses
Management compensation-stock-based compensation	54,259	-
Management compensation-fees	90,471	51,812
Marketing	30,131	-
Professional fees	96,704	102,769
Interest expense and default amounts	233,346	258,796
Office and administration	66,329	50,042
Rent and occupancy	56,148	32,420
Insurance	19,719	10,056
Filing fees	49,131	12,957
Amortization of financing costs	235,795	18,677
Directors' compensation	14,905	56,637
Stock-based compensation	31,946	-
Repairs and maintenance	3,688	1,186
Foreign exchange loss (income)	35,569	(33,473)
Total operating expenses	1,018,141	561,879

Net loss from operating activities	(1,446,560)	(430,037)
Other Income	-	(424)
Net loss before deferred taxes recovery	(1,446,560)	(430,461)
Deferred and income taxes recovery	26,552	1,415
Net Loss	$(1,420,008)	$(429,046)

During the three-month period ended September 30, 2021, the Company generated $204,796 of revenue from its organic waste processing and composting facility and its garbage collection operations compared to $439,507 in the three-month period ended September 30, 2020. The reduction in revenue is primarily due to changes in the customer base including an expiring contract at prior year-end and reductions in certain waste disposed of by several customers. The majority of the revenue from the organic waste processing and composting facility relates to revenue from tipping fees charged for organic and other waste accepted and to a lesser portion relating to the sale of compost processed.

In the operation of the organic waste processing and composting facility, the Company processes organic and other waste received and produces the end product, compost. The cost of producing the compost totaled $633,215 for the three-month period ended September 30, 2021 compared to $307,665 for the three-month period ended September 30, 2020. These costs include equipment rental, delivery, fuel, repairs and maintenance, direct wages and benefits, depreciation, utilities and outside contractors. The reduction in costs relate partially to reduced overtime hours included in direct wages and benefits, adjustments to the estimated cost for the clean-up of certain waste as ordered by the MECP, reductions in utilities resulting from the retrofit of the hydro usage in the composting operation offset by an increase in hauling costs included in outside contractors.

Operating expenses increased by $456,262, from $561,879 in the three-month period ended September 30, 2020 to $1,018,141 in the three-month period ended September 30, 2021, explained further below.

Management compensation related to stock-based compensation increased by $54,259, in the three-month period ended September 30, 2021, as a result of the common stock issued to the officers on the commencement of their new executive consulting contracts, effective January 1, 2021. The balance of the total stock-based compensation valued at $217,035, based on the trading price of the shares on issuance, will be expensed over the balance of the year. The management compensation relating to fees increased by $38,659, from $51,812 in the three-month period ended September 30, 2020 to $90,471 in the three-month period ended September 30, 2021, the result of increased monthly fees for the CEO, effective January 1, 2021.

During the three-month period ended September 30, 2021, the Company contracted with several marketing service providers for news media campaigns including articles and ad placements. There was no marketing conducted in the three-month period ended September 30, 2021.

Professional fees were reduced by $6,065 from $102,769 in the three-month period ended September 30, 2020 to $96,704 in the three-month period ended September 30, 2021, an insignificant decrease.

Interest expense and default amounts reduced by $25,450 from $258,796 in the three-month period ended September 30, 2020 to $233,346 in the three-month period ended September 30, 2021. This was primarily the result of lower interest in the current three-month period on our convertible due to the payoff agreements finalized with the convertible promissory note holders at the end of the prior year and during the three-month period ended March 31, 2021, a reduction of approximately $137,000. This was offset primarily by increases in the interest on the 1st mortgage payable, whose principal balance increased by a total of $2,040,740 (C$2,600,000), from two increases, one effective November 10, 2020, in the amount of $549,430 (C$700,000) and one effective August 13, 2021, in the amount of $1,491,310 (C$1,900,000) and the new 1st mortgage of $1,569,800 (C$2,000,000) on the Hamilton, Ontario, Canada asset acquisition, effective August 13, 2021.

Office and administration expenses increased by $16,287 from $50,042 in the three-month period ended September 30, 2020 to $66,329 in the three-month period ended September 30, 2021, primarily due to the increases in expenses with the incorporation of the Hamilton operations, including security of $6,125 and increases in other general and administrative expenses including donations, automotive, meals and entertainment and payroll amongst all operations.

Rent and occupancy increased by $23,728 from $32,420 in the three-month period ended September 30, 2020 to $56,148 in the three-month period ended September 30, 2021, primarily due to an increase in the monthly rent for the Company's Toronto, Ontario, Canada office along with higher common area expenses and increases in property taxes on the other properties, including the new property in Hamilton, Ontario, Canada.

Insurance increased by $9,663 from $10,056 in the three-month period ended September 30, 2020 to $19,719 in the three-month period ended September 30, 2021, primarily due to the new title insurance on the Hamilton, Ontario, Canada asset acquisition and the insurance on the Company's new truck and hauling trailer.

Filing fees increased by $36,174 from $12,957 in the three-month period ended September 30, 2020 to $49,131 in the three-month period ended September 30, 2021, primarily due to costs related to media relations services which were not incurred in the prior period and the $5,000 fee for the Nasdaq application.

The amortization of financing costs incurred increased by $217,118 from $18,677 in the three-month period ended September 30, 2020 to $235,795 in the three-month period ended September 30, 2021, due primarily to the increased amortization of the financing fees relating to the five new convertible promissory notes dated March 31, 2021, April 1, 2021, June 16, 2021 and August 26, 2021, an increase of approximately $187,500 and an increase in the amortization of the mortgage financing fees of approximately $ 29,000.

Directors' compensation decreased by $41,732 from $56,637 in the three-month period ended September 30, 2020 to $14,905 in the three-month period ended September 30, 2021. In the prior year, during three-month period ended September 30, 2020, the Board approved a new compensation arrangement whereby each independent member was entitled to an annual fee of $19,985 (C$25,000), the result being an adjustment for the year's compensation for the 4 independent Board members. In the current three-month period ended September 30, 2021, the directors' compensation has been accrued for the quarter to the three independent directors.

Stock-based compensation of $31,946 relates to stock issued for professional services provided in the current period with no comparable amount in the prior period. The balance of the total stock-based compensation, determined to be valued at $135,260, will be expensed over the duration of the professional services contacts, which expire at various dates from November 30, 2021 to March 31, 2023.

Repairs and maintenance increased by an insignificant amount of $2,502 from $1,186 in the three-month period ended September 30, 2020 to $3,688 in the three-month period ended September, 2021.

The foreign exchange income reduced by $69,042, from income of $33,473 in the three-month period ended September 30, 2020 to expense of $35,569 in the three-month period ended September 30, 2021, due primarily to gains and losses on the translation of balances and transactions during the period.

CONSOLIDATED RESULTS OF OPERATIONS - FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2021 COMPARED TO THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2020

	For the nine-month periods ended
	September 30, 2021	September 30, 2020

Revenue	$610,088	$1,172,343

Cost of Sales
Opening inventory	24,740	5,389
Depreciation	388,731	367,734
Direct wages and benefits	210,542	251,721
Equipment rental, delivery, fuel and repairs and maintenance	546,597	210,808
Utilities	24,290	73,425
Outside contractors	61,089	9,165
	1,255,989	918,242
Less: closing inventory	(21,506)	-
Total cost of sales	1,234,483	918,242

Gross (loss) profit	(624,395)	254,101

Operating expenses
Management compensation-stock-based compensation	162,777	-
Management compensation-fees	273,395	152,994
Marketing	158,605	-
Professional fees	231,950	292,104
Interest expense and default amounts	565,938	854,496
Office and administration	171,164	182,727
Rent and occupancy	125,067	89,480
Insurance	51,106	52,156
Filing fees	85,278	35,103
Amortization of financing costs	371,916	141,686
Directors' compensation	38,241	57,070
Stock-based compensation	68,228	-
Repairs and maintenance	11,475	10,097
Foreign exchange (income) loss	16,130	31,987
Total operating expenses	2,331,270	1,899,900

Net loss from operating activities	(2,955,665)	(1,645,799)
Other Income	404,809	(59,128)
Net loss before deferred taxes recovery	(2,550,856)	(1,704,927)
Deferred taxes recovery	26,552	197,420
Net Loss	$(2,524,304)	$(1,507,507)

During the nine-month period ended September 30, 2021, the Company generated $610,088 of revenue from its organic waste processing and composting facility and its garbage collection operations compared to $1,172,343 in the nine-month period ended September 30, 2020. The reduction in revenue is primarily due to changes in the customer base including an expiring contract at prior year-end, the closure of a customer plan in mid-2020 and reductions in certain waste disposed of by several customers. The majority of the revenue from the organic waste processing and composting facility relates to revenue from tipping fees charged for organic and other waste accepted and to a lesser portion relating to the sale of compost processed.

In the operation of the organic waste processing and composting facility, the Company processes organic and other waste received and produces the end product, compost. The cost of producing the compost totaled $1,234,483 for the nine-month period ended September 30, 2021 compared to $918,242 for the nine-month period ended September 30, 2020. These costs include equipment rental, delivery, fuel, repairs and maintenance, direct wages and benefits, depreciation, utilities and outside contractors. The increased costs relate primarily to adjustments to the estimated costs for the clean-up of certain waste as ordered by the MECP including higher machinery rental costs and increased fuel charges and disposal fees, along with hauling costs for garbage collection disclosed as outside contractors, offset by reductions in utilities resulting from the retrofit of the hydro usage in the composting operation along with credits provided by the utility company for hydro usage and reduced overtime hours by employees in the organic waste processing and composting operation.

Operating expenses increased by $431,370 from $1,899,900 in the nine-month period ended September 30, 2020 to $2,331,270 in the nine-month period ended September 30, 2021, explained further below.

Management compensation related to stock-based compensation increased by $162,777, in the nine-month period ended September 30, 2021, as a result of the common stock issued to the officers on the commencement of their new executive consulting contracts, effective January 1, 2021. The balance of the total stock-based compensation valued at $217,035, based on the trading price of the shares on issuance, will be expensed over the balance of the year. And, the management compensation relating to fees increased by $120,401, from $152,994 in the nine-month period ended September 30, 2020 to $273,395 in the nine-month period ended September 30, 2021, the result of increased monthly fees for the CEO, effective January 1, 2021.

The Company commenced a new marketing program effective February 1, 2021 for a period of five months to June 30, 2021, at a cost of $20,000 per month, which significantly contributed to the total marketing expense of $158,605 in the nine-month period ended September 30, 2021. The Company also incurred, during the recent quarter, marketing expenses provided by service providers for articles, ad placements and a news media campaign. The Company did not have a marketing program in the prior period.

Professional fees were reduced by $60,154, from $292,104 in the nine-month period ended September 30, 2020 to $231,950 in the nine-month period ended September 30, 2021, primarily due to the absence of the 2019 acquisition costs relating to professional fees expensed in the prior period in the amount of $54,544, offset by increases in other professional fees such as audit and related fees.

Interest expense and default amounts reduced by $288,558 from $854,496 in the nine-month period ended September 30, 2020 to $565,938 in the nine-month period ended September 30, 2021. In the prior period, interest and default penalties on the convertible promissory notes was approximately $449,000 and due to the payoff agreements finalized with several convertible promissory note holders at the end of the prior year and during the three-month period ended March 31, 2021, interest in the current period for interest on the convertible promissory notes amounted to approximately $104,412, a reduction of approximately $345,000. This was offset primarily by increases in the interest on the existing 1st mortgage payable, whose principal balance increased in total by $2,040,740 (C$2,600,000), in two tranches, effective November 10, 2020 and August 13, 2021, the interest on the new 1st mortgage on the Hamilton, Ontario, Canada asset acquisition, and the interest on the new truck and trailer loan purchased during the period, an increase of approximately $60,000.

Office and administration expenses decreased insignificantly by $11,563 from $182,727 in the nine-month period ended September 30, 2020 to $171,164 in the nine-month period ended September 30, 2021.

Rent and occupancy increased by $25,587 from $89,480 in nine-month period ended September 30, 2020 to $125,067 in the nine-month period ended September 30, 2021, primarily due to an increase in the monthly rent for the Company's Toronto, Ontario, Canada office along with higher common area expenses and increases in property taxes on other properties, including the new property in Hamilton, Ontario, Canada.

Insurance reduced insignificantly by $1,050 from $52,156 in the nine-month period ended September 30, 2020 to $51,106 in the nine-month period ended September 30, 2021.

Filing fees increased by $50,175 from $35,103 in the nine-month period ended September 30, 2020 to $85,278 in the nine-month period ended September 30, 2021, primarily due to costs related to the media relations services which were not incurred in the prior period and the $5,000 fee for the Nasdaq application.

The amortization of financing costs incurred increased by $230,230 from $141,686 in the nine-month period ended September 30, 2020 to $371,916 in the nine-month period ended September 30, 2021, due primarily to the increased amortization of the financing fees relating to the four new convertible promissory notes dated March 31, 2021, April 1, 2021, June 16, 2021 and August 26, 2021, an increase of approximately $223,000 and an increase in the amortization of the mortgage finance fees of approximately $7,500.

Directors' compensation decreased from by $18,829 from $57,070 in the nine-month period ended September 30, 2020 to $38,241 in the nine-month period ended September 30, 2021. In the prior year, each of the four independent directors were entitled to compensation of $19,985 (C$25,000) annually and the audit committee chairman was entitled to a fee of $784 (C$1,000) per quarter for his services. In the current period, only one independent director served for the entire period and the 2 remaining independent directors joined in April and June of 2021, respectively, resulting in a lower overall expense.

Stock-based compensation of $68,228 relates to stock issued for professional services provided in the current period with no comparable amount in the prior period. The balance of the stock-based compensation, determined to be valued at $135,260, will be expensed over the duration of the professional services contacts, which expire at various dates from November 30, 2021 to March 31, 2023.

Repairs and maintenance increased by $1,378, an insignificant change.

The foreign exchange expense decreased by $15,857 from a loss of $31,987 in the nine-month period ended September 30, 2020 to income of $16,130 in the nine-month period ended September 30, 2021, due primarily to a reduction of gains and losses on the translation of balances and transactions during the period.

Other income increased by $463,937 from a loss of $59,128 in the nine-month period ended September 30, 2020 to income of $404,809 in the nine-month period ended September 30, 2021. The current period includes income on the forgiveness of the convertible promissory notes in the amount of $61,100 and on the accrued interest of $298,360 and a gain on the disposal of certain long-lived assets of $45,349. In the prior period, the Company wrote off a land option in the amount of $59128, with no comparable amount in the current period.

As at September 30, 2021, the Company had a working capital deficit of $11,236,795 (December 31, 2020-$9,830,314), incurred a net loss of $2,524,304 (2020-$1,507,507) for the nine-month period ended September 30, 2021 and had an accumulated deficit of $15,993,098 (December 31, 2020-$13,468,794) and expects to incur further losses in the development of its business.

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

EQUITY

As at September 30, 2021 and the date of this filing, the Company had 94,065,404 common shares issued and outstanding.

STOCK OPTIONS, WARRANTS AND RESTRICTED STOCK UNITS

The Company has no stock options, warrants or restricted stock units outstanding as at September 30, 2021 and as of the date of this filing.

RELATED PARTY TRANSACTIONS

For three and nine-month periods ended September 30, 2021, the Company incurred $71,424 (C$90,000) and $215,838 (C$270,000) (2020-$33,791; C$45,000 and $99,779; C$135,000) respectively, in management fees expense with Travellers International Inc. ("Travellers"), an Ontario company controlled by a director and the president and chief executive officer (the "CEO"); and $19,047 (C$24,000) and $57,557 (C$72,000) (2020-$18,021; C$24,000 and $53,215; C$72,000) respectively, in management fees expense with the Company's chief financial officer (the "CFO"). As at September 30, 2021, unpaid remuneration and unpaid expenses in the amount of $410,219 (C$522,639) (December 31, 2020-$396,160; C$504,405) is included in accounts payable in the interim condensed consolidated balance sheets. This balance includes amounts owing to the former chief executive officer in the amount of $310,428 (C$395,500).

In addition, during the three and nine-month periods ended September 30, 2021, the Company incurred interest expense of $nil (C$nil) and $nil (C$nil) (2020-$1,771; C$2,368 and $4,399; C$5,952) respectively, on outstanding loans from Travellers and $265 (C$331) and $265 (C$331) (2020-$nil; C$nil and $nil; C$nil) respectively, on the outstanding loan from the CFO.

For the three and nine-month periods ended September 30, 2021, the Company incurred $27,220 (C$34,255) and $72,672 (C$90,908) (2020-$21,198; C$28,284 and $57,618; C$77,957) respectively, in rent expense paid under a lease agreement with Haute Inc. ("Haute"), an Ontario company controlled by the CEO.

For those independent directors providing their services throughout 2021, the Company recorded directors' compensation for the three and nine-month periods ended September 30, 2021, in the amount of $14,905 (C$18,751) and $38,241 (C$47,837) (2020-$56,637 and $57,070) respectively. Also included in directors' compensation for the three and nine-month periods ended September 30, 2021, is the audit committee chairman's fees, in the amount of $nil (C$nil) and $nil (C$nil) (2020-$751 C$1,000 and $2,217; $C3,000). A new audit committee chairman has not yet been appointed for 2021 As at September 30, 2021, outstanding directors' compensation of $nil (C$nil) (December 31, 2020-$2,663; C$3,390) is included in accounts payable and $55,293 (C$70,446) (December 31, 2020-$37,244; C$47,421) is included in accrued liabilities, in the interim condensed consolidated balance sheets.

Furthermore, for the three and nine-month periods ended September 30, 2021, the Company recognized management stock-based compensation expense of $54,259 and $162,777 (2020 $nil and $nil) respectively, on the common stock issued to the CEO and the CFO, 1,000,000 and 50,000 common stock respectively, on commencement of their new executive consulting agreements, effective January 1, 2021. The total stock-based compensation on the issuance of the common stock totaled $217,035. The portion to be expensed for the balance of the year, $54,258 is included in prepaid expenses and deposits in the interim condensed consolidated balance sheets

OFF-BALANCE SHEET ARRANGEMENTS

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the nine-month period ended September 30, 2021 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

The Company has a claim against it for unpaid legal fees in the amount $51,208 (C$65,241). The amount is included in accounts payable on the Company's consolidated balance sheets.

On September 24, 2020, the Company filed a statement of claim against the former chief executive officer and his company, LFGC, which was defended and counterclaimed. The Company's claim relates to damages for breach of contract, non-performance of contractual duties, breach of fiduciary duty, misrepresentation and breach of a duty of fidelity in the amount of $784,900 (C$1,000,000).

On October 26, 2020, the Company received a statement of defense and counterclaim from the defendants in response to the Company's statement of claim. The defendants are seeking $403,556 (C$514,150) in special damages and $392,450 (C$500,000) in punitive and exemplary damages. The Company filed its reply and defense to counterclaim on November 13, 2020. The plaintiffs by counterclaim filed their defense to counterclaim on November 23, 2020, denying all claims in the Company's reply and defense to counterclaim. Included in accounts payable on the Company's interim condensed consolidated balance sheets is an amount for unpaid fees to the former chief executive officer in the amount of $310,428 (C$395,500), pending the results of the litigation.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine-month period ended September 30, 2021, the Company issued the following shares not previously reported in Current Report on Form 8-K or a quarterly report on Form 10-Q:

(i) 1,726,076 common shares issued on the conversion of related party debt and accounts payable to equity.

(ii) 1,586,332 common shares issued for professional services.

(iii) 5,647,029 common shares issued to convertible promissory note holders on the issuance and conversion of convertible promissory notes.

(iv) 1,195,348 common shares issued on private placements.

(iv) 1,050,000 common shares issued to officers.

The securities above were offered and sold pursuant to an exemption from the registration requirements under Section 4(a)(2) of the Securities Act since, among other things, the transactions did not involve a public offering.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Not Applicable.

Item 6. Exhibits.

The following exhibits are filed as part of this quarterly report on Form 10-Q:

Exhibit No.	Description

4.1	Mortgage increase (filed as Exhibit 4.1 to the Registrant's 8-K filed with the SEC on August 20, 2021 and incorporated herein by reference).

4.2	Mortgage, dated August 17, 2021 (filed as Exhibit 4.1 to the Registrant's 8-K filed with the SEC on August 23, 2021 and incorporated herein by reference).

10.1	Guarantee by and and between SusGlobal Energy Corp., and private lenders (filed as Exhibit 10.1 to the Registrant's 8-K filed with the SEC on August 20, 2021 and incorporated herein by reference).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of Sarbanes-Oxley Act of 2002).

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of Sarbanes-Oxley Act of 2002)

101.INS*	XBRL Instance Document-the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL documentXBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
+	In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUSGLOBAL ENERGY CORP.

November 15, 2021	By:	/s/ Marc Hazout
Marc Hazout
Executive Chairman, President and Chief Executive Officer

November 15, 2021	By:	/s/ Ike Makrimichalos
Ike Makrimichalos
Chief Financial Officer (Principal Financial and Accounting Officer)

