Form 10-K
period 2021-12-31
SusGlobal Energy Corp.
filed 2022-04-14
CIK 1652539

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [X]

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [  ] No [X]

The aggregate market value of the 74,280,239 voting common stock held by non-affiliates of the registrant as of June 30, 2021 (the last business day of the registrant's most recently completed second fiscal quarter) was $21,392,709 based on the closing price of $0.288 per share of the registrant's common stock as quoted on the OTCQB marketplace on that date.

The number of shares of Common Stock, $0.0001 par value, of the registrant outstanding as of April 13, 2022 was 97,208,547.

DOCUMENTS INCORPORATED BY REFERENCE

None

2

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020 PART 1

Item 1. Business.

OVERVIEW

The following organization chart sets forth our wholly-owned subsidiaries:

SusGlobal Energy Corp.
Domesticated, May 12, 2017, Delaware, U.S.A.
Incorporated, May 23, 2017, Delaware, U.S.A.
SusGlobal Energy Canada Corp.
(Canadian Federally Incorporated)
SusGlobal Energy Canada I Ltd.
(Provincially Incorporated in Ontario, Canada)
SusGlobal Energy Belleville Ltd.
(Provincially Incorporated in Ontario, Canada)
SusGlobal Energy Hamilton Ltd.
(Provincially Incorporated in Ontario, Canada)
1684567 Ontario Inc.
(Provincially Incorporated in Ontario, Canada)

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

On May 23, 2017, SusGlobal filed an Application for Authorization to continue in another Jurisdiction with the Ministry of Government Services in Ontario and a certificate of corporate domestication and certificate of incorporation with the Secretary of State of the State of Delaware under which it changed its jurisdiction of incorporation from Ontario to the State of Delaware (the "Domestication"). In connection with the Domestication each of the currently issued and outstanding common shares were automatically converted on a one-for-one basis into common shares compliant with the laws of the state of Delaware (the "Shares"). As a result of the Domestication, pursuant to Section 388 of the General Corporation Law of the State of Delaware (the "DGCL"), SusGlobal continued its existence under the DGCL as a corporation incorporated in the State of Delaware. The business, assets and liabilities of SusGlobal and its subsidiaries on a consolidated basis, as well as its principal location and fiscal year, were the same immediately after the Domestication as they were immediately prior to the Domestication. SusGlobal filed a Registration Statement on Form S-4 to register the Shares and this registration statement was declared effective by the Securities and Exchange Commission on May, 12, 2017.

SusGlobal is a renewables company focused on acquiring, developing and monetizing a global portfolio of proprietary technologies in the waste to energy and regenerative products application.

When the terms "the Company," "we," "us" or "our" are used in this document, those terms refer to SusGlobal Energy Corp., and its wholly-owned subsidiaries, SusGlobal Energy Canada Corp., SusGlobal Energy Canada I Ltd., SusGlobal Energy Belleville Ltd., SusGlobal Energy Hamilton Ltd., and 1684567 Ontario Inc.

On December 11, 2018, the Company began trading on the OTCQB venture market exchange, under the ticker symbol SNRG.

As the global amount of organic waste continues to grow, a solution for sustainable global management of these wastes is paramount. SusGlobal through its proprietary technology and processes is equipped and confident to deliver this objective. Management believes renewable energy is the energy of the future. Sources of this type of energy are more evenly distributed over the earth's surface than finite energy sources, making it an attractive alternative to petroleum-based energy. Biomass, one of the renewable resources, is derived from organic material such as forestry, food, plant and animal residuals. SusGlobal can therefore help you turn what many consider waste into precious energy and regenerative products. The portfolio will be comprised of three distinct types of technologies: (a) Process Source Separated Organics ("SSO") in anaerobic digesters to divert from landfills and recover biogas. This biogas can be converted to gaseous fuel for industrial processes, electricity to the grid or cleaned for compressed renewable gas. (b) Maximizing the capacity of existing infrastructure (anaerobic digesters) to allow processing of SSO to increase biogas yield. (c)  and (c) process SSO and digestate to produce an organic compost or a pathogen free organic liquid fertilizer. The convertibility of organic material into valuable end products such as biogas, liquid biofuels, organic fertilizers and compost shows the utility of renewables. These products can be converted into electricity, fuels and marketed to agricultural operations that are looking for an increase in crop yields, soil amendment and environmentally-sound practices. This practice also diverts these materials from landfills and reduces Greenhouse Gas Emissions ("GHG") that result from landfilling organic wastes. The Company can provide peace of mind that the full lifecycle of organic material is achieved, global benefits are realized and stewardship for total sustainability is upheld. It is management's objective to grow SusGlobal into a significant sustainable waste to energy and regenerative products provider, as Leaders in The Circular Economy®.

We believe the products and services offered can benefit both the public and private markets. The following includes some of our work managing organic waste streams: Anaerobic Digestion, Dry Digestion, Wastewater Treatment, In-Vessel Composting, SSO Treatment, Biosolids Heat Treatment, Leachate Management, Composting and Liquid Fertilizers.

The Company can provide a full range of services for handling organic residuals in a period where innovation and sustainability are paramount. From start to finish we offer in-depth knowledge, a wealth of experience and cutting-edge technology for handling organic waste.

The primary focus of the services SusGlobal provides includes integrating our technologies with capital investment to optimizing the processing of SSO. Our processes not only divert significant organic waste from landfills, but also result in methane avoidance, with significant GHG reductions from waste disposal. The processes produce regenerative products through the conversion of organic wastes into organic fertilizer, both dry compost and liquid.

Currently, the primary customers are municipalities in both rural and urban centers in Ontario, Canada. Where necessary, to be in compliance with provincial and local environmental laws and regulations, SusGlobal submits applications to the respective authorities for approval prior to any necessary engineering being carried out.

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

• the last day of our fiscal year following the fifth anniversary of the date of our first sale of common equity securities pursuant to an effective registration statement under the Securities Act of 1933, as amended is December 31, 2022.

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

RECENT BUSINESS DEVELOPMENTS

On March 8, 2022, the Company made a deposit of $157,018 (C$200,000), after entering into a non-binding agreement to acquire a soil media, plant nutrients and amendments producer approved for organic use and specifically formulated for producing high-quality fruit and flowering crops, for an aggregate purchase price of $15,701,885 (C$20,000,000).

On March 3, 2022, the Company executed two unsecured convertible promissory notes with two investors (the "March 2022 Investors"), who purchased 25% original issue discount (the "OID") unsecured convertible promissory notes (the "The March 2022 Investor Notes") in the aggregate principal amount totaling $2,000,000 (the "Principal Amount") with such Principal Amount convertible into shares of the Company's common stock (the "Common Stock") from time to time triggered by the occurrence of certain events. The Notes carried an OID totaling $500,000 which is included in the principal balance of the Notes. The funds were received on March 7, 2022 and March 11, 2022.

The maturity date of the Notes is the earlier of (i) June 3, 2022, and (ii) the occurrence of a Liquidity Event (as defined in the Notes) (the "Maturity Date"). The final payment of the Principal Amount (and default interest, if any) shall be paid by the Company to the Investors on the Maturity Date. On an event of default, the principal amount of the March 2020 Investor Notes will increase to 120% of their original principal amounts. The Investors are entitled to, following an event of default, (as defined in the March 2022 Investor Notes) to convert all or any amount of the Principal Amount and any interest accruing at the default rate of 24% into Common Stock, at a conversion price (the "Conversion Price") equal to the lesser of 70% (representing a 30% discount) multiplied by the price per share of the Common Stock at any national security exchange or over-the-counter marketplace for the five (5) trading days immediately prior to the March 2022 Investors’ notice of conversion.

On December 8, 2021, the Company entered into a settlement agreement (the "Minutes of Settlement") and mutual release with its former chief executive officer, Gerald Hamaliuk.

Pursuant to the Minutes of Settlement, the Company agreed to pay Mr. Hamaliuk approximately $275,000 (C$347,500). This payment was made on December 8th.

Pursuant to the Minutes of Settlement, Mr. Hamaliuk agreed to return 2,011,500 shares of the Company's Common Stock which the Company received and later canceled on December 29, 2021.

In addition, pursuant to the Minutes of Settlement, Mr. Hamaliuk released any claim to or interest in 3,300,000 shares of the Company's Common Stock which Mr. Hamaliuk had pledged as security to Pace Savings and Credit Union Limited ("PACE") in connection with PACE's loans to the Company.

These 3.3 million shares are now being held by the Company's current chief executive officer, Marc Hazout (the “CEO”), as security for his personal guarantee of the Company's obligations to PACE and the charge against the Company's leased premises owned by Haute Inc., an Ontario company controlled by the CEO.

On December 2, 2021, the Company executed one convertible promissory note with an investor, (the “December 31, 2021 Investor”) in the amount of $350,000 bearing interest at 10% per annum, with an OID of 10% or $35,000, due at the earlier of June 2, 2022 and upon the occurrence of an event of default. The investor also received 857,143 Common Stock of the Company, as an incentive fee. The proceeds were used primarily to satisfy the settlement agreement noted above.

On August 17 2021, the Company acquired the Hamilton Property assets, consisting of land, a vacant building and ECAs. The total purchase price including costs of acquisition of $175,615 (C$221,680) totaled $3,590,773 (C$4,532,633). The costs of acquisition, were settled through cash payments of $119,094 (C$150,333) and the issuance of 200,000 common shares valued based on the trading price on the issuance date at $56,521 (C$71,347) to a consultant who assisted on the closing of the transaction. The issuance of common shares is also noted under capital stock, note 17, common shares issued for professional services. The purchase of the Hamilton Property was funded by cash of $396,364 (C$500,333), the issuance of 300,000 common shares to the vendor on closing, having a value based on the trading price on the issuance date of $84,781 (C$107,020), the issuance noted above of 200,000 common shares to a consultant who assisted on the closing of the transaction disclosed as part of common shares issued for professional services, under capital stock, note 17, a vendor take-back 1st mortgage of $1,584,400 (C$2,000,000) and a portion of the increased existing 1st mortgage of $1,468,686 (C$1,853,933), disclosed under note 12(d), long-term debt. The cost of the purchase price was allocated ratably over the estimated fair value of each long-lived asset acquired, land of $1,724,979 (C$2,177,442), included above under land and building $1,556,002 (C$1,964,141), described above as property under construction. Refer to intangible assets, note 8 to the consolidated financial statements, for details of the balance of the purchase price representing ECAs acquired.

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

SusGlobal Receives Trademark Registration for LEADERS IN THE CIRCULAR ECONOMY®

After filing trademark applications in Canada and the United States on March 13, 2019, the Company announced it had received a Certificate of Registration from the United States Patent and Trademark Office ("USPTO") for the trademark LEADERS IN THE CIRCULAR ECONOMY (the "Mark") on July 16, 2020.

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

Now that the Mark is registered, The Company is permitted to use indicia of registration (e.g., ®, or phrases such as "Reg. U.S. Pat. and T.M. Office").

SusGlobal to Commence Integration of The Ydro Process(R) at Its Belleville Organic Waste Processing and Composting Facility

On May 27, 2020, the Company announced it had agreed to commence The Ydro Process® integration into the existing operations at the Organic Waste Processing and Composting Facility of its wholly owned subsidiary SusGlobal Energy Belleville Ltd. ("SusGlobal Belleville").

TradeWorks Environmental's Ydro Process® is integrated into the existing SusGlobal Belleville operations by applying the Ydro Series®

Microorganisms product once during the preparation stage of the batches in the appropriate Gore® system windrows.

The integration of the Ydro Process® is expected to:

Reduce:

• Odors generated from the composting processing, its products (compost), as well as its by-products (i.e., leachate).

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

Pursuant to the terms of the CEO's Consulting Agreement, for his services as the CEO, the compensation is at a rate of $23,664 (C$30,000) per month for twelve (12) months, beginning on the Effective Date, and at a rate of $31,552 (C$40,000) per month for twelve (12) months, beginning January 1, 2022. In addition, the Company agreed to grant the CEO 1,000,000 restricted shares of the Company's common stock, par value of $0.0001 per share (the "Common Stock") on the Effective Date, and 1,000,000 shares of Common Stock on January 1, 2022. The Company has also agreed to reimburse the CEO for certain out-of-pocket expenses incurred by the CEO.

The CEO's Consulting Agreement is for a term of twenty-four (24) months. Upon a Constructive Discharge (as defined in the CEO's Consulting Agreement) and subject to certain notification requirements and the Company's opportunity to cure the Constructive Discharge, the CEO will be entitled to a compensation of twelve (12) months' fees, as well as any bonus compensation owing.

The Company entered into an Executive Consulting Agreement (the "CFO Consulting Agreement"), by and between the Company and the CFO of the Company, effective January 1, 2021. Pursuant to the terms of the CFO Consulting Agreement, the CFO is entitled to fees of $6,310 (C$8,000) per month for his services. In addition, the Company has also agreed to grant the CFO 50,000 restricted shares of the Company's Common Stock, par value of $0.0001 per share on the Effective Date. The Company has also agreed to reimburse the CFO for certain out-of-pocket expenses incurred by the CFO. The CFO's Consulting Agreement replaced the consulting agreement which expired on December 31, 2020.

The CFO's Consulting Agreement is for a term of twelve (12) months. Upon a Constructive Discharge (as defined in the CFO's Consulting Agreement) and subject to certain notification requirements and the Company's opportunity to cure the Constructive Discharge, the CFO will be entitled to a compensation of two (2) months' fees, as well as any bonus compensation owing.

On January 26, 2022, SusGlobal Energy Corp. (the "Company") entered into a CFO Consulting Agreement (the "Makrimichalos Consulting Agreement"), by and between the Company and Ike Makrimichalos, Chief Financial Officer of the Company ("Makrimichalos "), effective January 1, 2022.  Pursuant to the terms of the Makrimichalos Consulting Agreement, Makrimichalos will be entitled to fees of $7,888 C$10,000 per month, plus the applicable Harmonized Sales Tax, for his services as Chief Financial Officer of the Company. The Company has also agreed to reimburse Makrimichalos for certain out-of-pocket expenses incurred by Makrimichalos.  In addition to the monthly fees, Makrimichalos was awarded 50,000 Restricted Common Shares of the Company. The Makrimichalos Consulting Agreement will replace the consulting agreement currently in effect by and between the Company and Makrimichalos.

The Makrimichalos Consulting Agreement is for a term of twelve (12) months. Upon a Constructive Discharge (as defined in the Makrimichalos Consulting Agreements) and subject to certain notification requirements and the Company's opportunity to cure the Constructive Discharge, Makrimichalos will be entitled to a compensation of two (2) months' fees, as well as any bonus compensation owing.

Financings

(a) Securities Purchase Agreements

On March 3, 2022, the Company executed two unsecured convertible promissory notes with two investors (the "March 2022 Investors"), who purchased 25% original issue discount (the "OID") unsecured convertible promissory notes (the "The March 2022 Investor Notes") in the aggregate principal amount totaling $2,000,000 (the "Principal Amount") with such Principal Amount convertible into shares of the Company's common stock (the "Common Stock") from time to time triggered by the occurrence of certain events. The Notes carried an OID totaling $500,000 which is included in the principal balance of the Notes. The funds were received on March 7, 2022 and March 11, 2022 in the amount of $1,425,000, net of the OID and professional fees.

The maturity date of the Notes is the earlier of (i) June 3, 2022, and (ii) the occurrence of a Liquidity Event (as defined in the Notes) (the "Maturity Date"). The final payment of the Principal Amount (and default interest, if any) shall be paid by the Company to the Investors on the Maturity Date. On an event of default, the principal amount of the March 2020 Investor Notes will increase to 120% of their original principal amounts. The Investors are entitled to, following an event of default, (as defined in the March 2022 Investor Notes) to convert all or any amount of the Principal Amount and any interest accruing at the default interest rate of 24% per annum into Common Stock, at a conversion price (the "Conversion Price") equal to the lesser of 70% (representing a 30% discount) multiplied by the price per share of the Common Stock at any national security exchange or over-the-counter marketplace for the five (5) trading days immediately prior to the March 2022 Investors’ notice of conversion.

On December 2, 2021, the Company entered into a securities purchase agreement (the "December 2021 SPA") with one investor (the "December 2021 Investor") pursuant to which the Company issued to the December 2021 Investor one 10% unsecured convertible promissory note (the "December 2021 Investor Note") in the principal amount of $350,000. The December 2021 Investor Note included an OID of $35,000. In addition, the December 2021 Investor was issued 857,143 common shares of the Company.  The Company used the with-and-without method to allocate the proceeds between the convertible promissory note and the common shares. As a result, all of the proceeds were allocated to the convertible promissory note and $nil to the common shares.

The maturity date of the December 2021 Investor Note is June 2, 2022. The December 2021 Investor Note bears interest at a rate of 10% per annum (the "December 2021 Interest Rate"), which shall be paid by the Company to the December 2021 Investor on a monthly basis, commencing on the first of the month following issuance. The December 2021 Investor may convert the principal amount and any accrued but unpaid interest into the Company's common stock from time to time following an event of default (as defined in the December 2021 Investor Note), with interest accruing at the default interest rate of 15% per annum from the event of default, at a conversion price (the "Conversion Price") equal to the lesser of 90% (representing a 10% discount) multiplied by the lowest trading price (i) during the previous twenty (20) trading day (as defined in the December 2021 Investor Note) period ending on the issuance date of the December 2021 Investor Note, or (ii) during the previous twenty (20) trading day period ending on date of conversion of the December 2021 Investor Note. The December 2021 Investor Note may be prepaid at any time in cash equal to the sum of (a) the then outstanding principal amount of the December 2021 Investor Note plus (b) accrued and unpaid interest on the unpaid principal balance of the December 2021 Investor Note) plus (c) default interest (as defined in the December 2021 Investor Note) on the occurrence of an event of default), if any.

The Company initially reserved 5,000,000 of its authorized and unissued Common Stock (the "December 2021 Reserved Amount"), free from pre-emptive rights, to provide for the issuance of Common Stock upon the full conversion of the December 2021 Investor Note.

On October 28 and 29, the Company entered into two securities purchase agreement (the "October 2021 SPAs) with two investors (the "October 2021 Investors") pursuant to which the Company issued to the October 2021 Investors two 15% OID unsecured convertible promissory notes (the "October 2021 Investor Notes") in the principal amount of $1,765,118.  The October 2021 Investor Notes are convertible, with accrued interest, from time to time on notice of a liquidity event (a "Liquidity Event"). A Liquidity Event is defined as a public offering of the Company's common stock resulting in the listing for trading of the common stock on any one of a number of exchanges. The October 2021 Investor Notes can be prepaid prior to maturity for an amount of 120% of the prepayment amount. The Company used the with-and-without method to allocate the proceeds between the convertible promissory note and the common shares. As a result, all of the proceeds were allocated to the convertible promissory note and $nil to the common shares.

The maturity date of the October 2021 Investor Notes is the earlier of (i) July 28 and 29, 2022 and (ii) the occurrence of a Liquidity Event, as described above (the "Maturity Date"). Upon the occurrence of a Liquidity Event, the October 2021 Investors are entitled to convert all or a portion of their October 2021 Investor Notes including any accrued and unpaid interest at conversion price (the "Conversion Price") equal to the lesser of 70% (representing a 30% discount) multiplied by the price per share of the Common Stock at the public offering associated with the Liquidity Event. Upon the occurrence of a default, the interest rate on the October 2021 Investor Notes will immediately accrue at 24% per annum and be paid in cash monthly to the October 2021 Investors, until the default is cured. And, the Conversion Price will be reset to 85% of the lowest volume weighted average price for the ten consecutive trading days ending on the trading day that is immediately prior to the applicable conversion date.

The Company initially reserved 1,585,000 of its authorized and unissued Common Stock (the "October 2021 Reserved Amount"), free from pre-emptive rights, to be issued upon conversion of the October 2021 Investor Notes.

On August 26, 2021, the Company entered into a securities purchase agreement (the "August 2021 SPA") with one investor (the "August 2021 Investor") pursuant to which the Company issued to the August 2021 Investor one 10% unsecured convertible promissory note (the "August 2021 Investor Note") in the principal amount of $142,200.  The August 2021 Investor Note included an OID of $13,450. In addition, the August 2021 Investor was issued 80,000 common shares of the Company. The Company used the with-and-without method to allocate the proceeds between the convertible promissory note and the common shares. As a result, all of the proceeds were allocated to the convertible promissory note and $nil to the common shares

The maturity date of the August 2021 Investor Note is August 26, 2022. The August 2021 Investor Note bears interest at a rate of 10% per annum (the "August 2021 Interest Rate"). The August 2021 Investor Note will include a one-time interest charge of $14,220, which shall be at repayable by the Company in 10 equal monthly amounts of $15,642 (including principal and interest) commencing October 15, 2021.

The August 2021 Investor may convert the principal amount and any accrued but unpaid interest into the Company's common stock from time to time following an event of default (as defined in the August 2021 Investor Note), with interest accruing at the default interest rate of 22% per annum from the event of default, at a conversion price (the "Conversion Price") equal to the lesser of 75% (representing a 25% discount) multiplied by the lowest trading price (i) during the previous five (5) trading day (as defined in the August 2021 Investor Note) period prior to conversion. The Company has the right to accelerate the monthly payments or prepay the August 2021 Investor Note at any time without penalty.

The Company initially reserved 2,972,951 of its authorized and unissued Common Stock (the "August 2021 Reserved Amount"), free from pre-emptive rights, to provide for the issuance of Common Stock upon the full conversion of the August 2021 Investor Note.

On June 16, 2021, the Company entered into a securities purchase agreement (the "June 2021 SPA") with one investor (the "June 2021 Investor") pursuant to which the Company issued to the June 2021 Investor one 10% unsecured convertible promissory note (the "June 2021 Investor Note") in the principal amount of $450,000. The June 2021 Investor Note includes an OID of $35,000.  In addition, the June 2021 Investor was issued 1,000,000 common shares of the Company. The Company used the with-and-without method to allocate the proceeds between the convertible promissory note and the common shares. As a result, all of the proceeds were allocated to the convertible promissory note and $nil to the common shares.

The maturity date of the June 2021 Investor Note is June 16, 2022. The June 2021 Investor Note bears interest at a rate of 10% per annum (the "June 2021 Interest Rate"), which shall be paid by the Company to the June 2021 Investor on a monthly basis, commencing on the first of the month following issuance. The June 2021 Investor may convert the principal amount and any accrued but unpaid interest into the Company's common stock from time to time following an event of default (as defined in the June 2021 Investor Note), with interest accruing at the default interest rate of 15% per annum from the event of default, at a conversion price (the "Conversion Price") equal to the lesser of 90% (representing a 10% discount) multiplied by the lowest trading price (i) during the previous twenty (20) trading day (as defined in the June 2021 Investor Note) period ending on the issuance date of the June 2021 Investor Note, or (ii) during the previous twenty (20) trading day period ending on date of conversion of the June 2021 Investor Note. The June 2021 Investor Note may be prepaid at any time in cash equal to the sum of (a) the then outstanding principal amount of the June 2021 Investor Note plus (b) accrued and unpaid interest on the unpaid principal balance of the June 2021 Investor Note plus (c) default interest (as defined in the June 2021 Investor note on the occurrence of a default), if any.

The Company initially reserved 7,000,000 of its authorized and unissued Common Stock (the "June 2021 Reserved Amount"), free from pre-emptive rights, to provide for the issuance of Common Stock upon the full conversion of the June 2021 Investor Note.

On April 1, 2021, the Company entered into a securities purchase agreement (the "April 2021 SPA") with one investor (the "April 2021 Investor") pursuant to which the Company issued to the April 2021 Investor one 10% unsecured convertible promissory note (the "April 2021 Investor Note") in the principal amount of $275,000. The April 2021 Investor Note includes an OID of $25,000.  In addition, the April 2021 Investor was issued 200,000 common shares immediately subsequent to the issue date. The Company used the with-and-without method to allocate the proceeds between the convertible promissory note and the common shares. As a result, all of the proceeds were allocated to the convertible promissory note and $nil to the common shares.

The maturity date of the April 2021 Investor Note was September 30, 2021. The April 2021 Investor Note bears interest at a rate of 10% per annum (the "April 2021 Interest Rate"). The April 2021 Investor is entitled to, at its option, at any time after issuance of the April 2021 Investor Note, convert all or any amount of the principal amount and any accrued but unpaid interest of the April 2021 Investor Note into Common Stock, at a conversion price of $0.20 per share. The original terms of the April 2021 Investor Note may be prepaid until 180 days from its issue date at a prepayment premium of 120%. Any portion of the April 2021 Investor Note which is not repaid by the maturity date, shall bear interest at the default rate of 18% per annum.

The Company initially reserved 5,000,000 of its authorized and unissued Common Stock (the "April 2021 Reserved Amount"), free from pre-emptive rights, to provide for the issuance of Common Stock upon the full conversion of the April 2021 Investor Note.

On December 9, 2021, the April 2021 Investor agreed to adjust the balance of the note, as it was past due, to $400,000. On January 4, 2022, the April 2021 Investor provided the Company with a request to convert the amount due, $400,000, into 2,000,000 common shares of the Company. The common shares were issued on January 17, 2022. Refer to note 24(b), subsequent events, in the consolidated financial statements, for details of the conversion.

On March 31, 2021, the Company entered into a securities purchase agreement (the "March 2021 SPA") with one investor (the "March 2021 Investor") pursuant to which the Company issued to the March 2021 Investor one 10% unsecured convertible promissory note (the "March 2021 Investor Note") in the principal amount of $275,000. The March 2021 Investor Note includes an original issue discount of (the “OID”) of $25,000.  In addition, the March 31, 2021 Investor was issued 200,000 common shares immediately subsequent to the issue date. The Company used the with-and-without method to allocate the proceeds between the convertible promissory note and the common shares. As a result, all of the proceeds were allocated to the convertible promissory note and $nil to the common shares.

The maturity date of the March 2021 Investor Note was September 30, 2021. The March 2021 Investor Note bears interest at a rate of 10% per annum (the "March 2021 Interest Rate"). The March 2021 Investor is entitled to, at its option, at any time after issuance of the March 2021 Investor Note, convert all or any amount of the principal amount and any accrued but unpaid interest of the March 2021 Investor Note into Common Stock, at a conversion price of $0.20 per share. The original terms of the March 2021 Investor Note may be prepaid until 180 days from its issue date at a prepayment premium of 120%.  Any portion of the March 2021 Investor Note which is not repaid by the maturity date, shall bear interest at the default rate of 18% per annum.

On November 22, 2021, the March 2021 Investor extended the maturity date to March 31, 2022 in exchange for a payment of $486,474. On April 7, 2022, the March 2021 Investor extended the maturity date of the March 2021 Investor Note to April 30, 2022.

The Company initially reserved 5,000,000 of its authorized and unissued Common Stock (the "March 2021 Reserved Amount"), free from pre-emptive rights, to provide for the issuance of Common Stock upon the full conversion of the March 2021 Investor Note.

For the year ended December 31, 2021, the Company incurred interest and Default Amounts totaling $369,971 which were included in the change in fair value of convertible promissory notes in the consolidated statements of operations and comprehensive loss. For the year ended December 30, 2020, the Company incurred interest and Default Amounts totaling $562,562 which were included in interest expenses in the consolidated statements of operations and comprehensive loss.

As at December 31, 2021, $nil (2020-$316,048) of accrued interest is included in accrued liabilities in the consolidated balance sheets. In addition, during the year ended December 31, 2021, $53,629 (2020-$15,277), of accrued interest was converted.

Fair value option for the 2021 convertible promissory notes

The Company is eligible to elect the fair value option under ASC 825, Financial Instruments and bypass analysis of the potential embedded derivative features described above. The Company believes that the fair value option better reflects the underlying economics of the convertible promissory notes issued in 2021.  As a result, the 2021 promissory notes were recorded at fair value upon issuance and subsequently remeasured at each reporting date until settled or converted. The Company recognized the notes initially at fair value, which exceeded the proceeds received resulting in a day one loss that has been recognized in net loss. Transaction and other issuance costs have been expensed as incurred. Subsequently, the Company recognizes the notes at fair value with changes in net loss.

Gains and losses attributable to changes in credit risk were insignificant during all periods presented. The Company recognized a loss of $244,729 at the time of issuance of the convertible promissory notes, and an additional loss of $774,096 attributed to the change in fair value of the convertible promissory notes for the year ended December 31, 2021. The Company incurred debt issuance costs of $159,250 which were expensed as incurred.

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

The convertible promissory notes described above contain certain representations, warranties, covenants, events of default and liquidity events including if the Company is delinquent in its periodic report filings with the Securities and Exchange Commission which would increase the amount of the principal and interest rates under the convertible promissory notes in the event of such defaults. In the event of a default, at the option of the applicable investor and in their sole discretion, the applicable investor may consider any of their convertible promissory notes immediately due and payable.

(b) PACE

On February 18, 2021, PACE and the Company reached a new agreement to repay all amounts owing to PACE on or before July 30, 2021. Management was not able to meet the July 30, 2021 deadline. On August 13, 2021, PACE agreed to allow the Company to bring the arrears current by August 31, 2021 and continue to September 2022. Management was not able to meet this new deadline. On November 15, 2021, the Company paid all arrears to PACE and PACE agreed to allow the Company to continue payments to the end of the terms of each obligation, September 2022. Management continues discussions with equity investors to re-finance its remaining obligations to PACE. In addition, the letter of credit the Company has with PACE in favor of the Ministry of the Environment, Conservation and Parks (the "MECP"), was renewed to the termination of the obligations to PACE, September 2022. On April 3, 2020, the shares previously pledged as security to PACE, were released and are currently held as security for the personal guarantee from the CEO and charge against the Haute leased premises.

Details of each of the remaining credit facilities and corporate term loan are as follows:

(i)	The credit facility bears interest at the PACE base rate of 7.00% plus 1.25% per annum, currently 8.25%, is payable in monthly blended installments of principal and interest of $6,913 (C$8,764) and matures on September 2, 2022. The first and only advance on this credit facility received on February 2, 2017, in the amount of $1,262,080 (C$1,600,000), is secured by a business loan general security agreement, a $1,262,080 (C$1,600,000) personal guarantee from the CEO and a charge against the Haute leased premises. Also pledged as security are the shares of the wholly-owned subsidiaries, and a limited recourse guarantee against each of these parties. As noted above, the pledged shares were delivered by PACE and are currently held as security for the personal guarantee from the CEO and charge against the Haute leased premises. The credit facility is fully open for prepayment at any time without notice or bonus.

(ii)	The credit facility advanced on June 15, 2017, in the amount of $473,280 (C$600,000), bears interest at the PACE base of 7.00% plus 1.25% per annum, currently 8.25%, is payable in monthly blended installments of principal and interest of $3,866 (C$4,901), and matures on September 2, 2022. The credit facility is secured by a variable rate business loan agreement on the same terms, conditions and security as noted above.

(iii)	The corporate term loan advanced on September 13, 2017, in the amount of $2,937,607 (C$3,724,147), bears interest at the PACE base rate of 7.00% plus 1.25% per annum, currently 8.25%, is payable in monthly blended installments of principal and interest of $23,436 (C$29,711), and matures September 13, 2022. The corporate term loan is secured by a business loan general security agreement representing a floating charge over the assets and undertakings of the Company, a first priority charge under a registered debenture and a lien registered under the Personal Property Security Act in the amount of $3,155,971 (C$4,000,978) against the assets including inventory, accounts receivable and equipment. The corporate term loan also included an assignment of existing contracts included in the asset purchase agreement (the "APA").

For the year ended December 31, 2021, $318,714 (C$399,391) (2020-$302,758; C$405,788), in interest was incurred on the PACE long-term debt. As at December 31, 2021, $43,233 (C$54,808) (2020-$18,319; C$23,325) in accrued interest is included in accrued liabilities in the consolidated balance sheets.

(c) First Mortgages

i.) The Company obtained a 1st mortgage provided by private lenders to finance the acquisition of the shares of 1684567 and to provide funds for additional financing needs, including additional lands, received in four tranches totaling $4,101,760 (C$5,200,000) (December 31, 2020-$2,591,820; C$3,300,000). The fourth tranche was received on August 13, 2021 in the amount of $1,498,720 (C$1,900,000) and a portion of this fourth tranche, $1,462,382 (C$1,853,933), was used to fund a portion of the purchase of the Hamilton Property, described under long-lived assets, note 9. The 1st mortgage is repayable interest only on a monthly basis at an annual rate of the higher of the Royal Bank of Canada's prime rate plus 6.05% per annum (currently 8.50%) and 10% per annum with a maturity date of December 1, 2022. The 1st mortgage payable is secured by the shares held of 1684567, a 1st mortgage on the premises located at 704 Phillipston Road, Roslin, Ontario, Canada and a general assignment of rents. Financing fees on the 1st mortgage totaled $318,217 (C$403,419). As at December 31, 2021 $33,713 (C$42,740) (December 31, 2020-$36,215; C$46,110) of accrued interest is included in accrued liabilities in the consolidated balance sheets. In addition, as at December 31, 2021 there is $90,794 (C$115,104) (December 31, 2020-$50,253; C$63,984) of unamortized financing fees included in long-term debt in the consolidated balance sheets.

ii.) On August 17, 2021, the Company obtained a vendor take-back 1st mortgage in the amount of $1,577,600 (C$2,000,000), on the purchase of the Hamilton Property, described under long-lived assets, net note 9. The 1st mortgage bears interest at an annual rate of 2% per annum, repayable monthly interest only with a maturity date of August 17, 2023, secured by the assets on the Hamilton Property. In addition, as at December 31, 2021 there is $nil (C$nil) of accrued interest is included in accrued liabilities in the consolidated balance sheets.

For the year ended December 31, 2021, $319,062 (C$399,827) (2020-$214,853; C$287,968) in interest was incurred on the 1st mortgages payable.

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

On April 27, 2020, the Company received a total of $63,104 (C$80,000) and on December 17, 2020 a further $15,776 (C$20,000) under this program, from its Canadian chartered bank.

Under the initial term date of the loans, which is detailed in the CEBA term loan agreements, the amounts are due on December 31, 2022 and are interest-free. If the loans are not repaid by December 31, 2022, the Company can make payments, interest only, on a monthly basis at an annual rate of 5%, under the extended term date, beginning January 1, 2023, maturing December 31, 2025.

The CEBA term loan agreements were amended by extending the interest free repayment date by one year to December 31, 2023. If paid by December 31, 2021, 33.33% ($26,293; C$33,333), previously 25%, of the loans would be forgiven. Repayment terms on the extended period are unchanged.

The CEBA term loan agreements contain a number of positive and negative covenants, for which the Company is not in full compliance.

(e) Financings Related to Obligations Under Capital Lease

The Company entered into three obligations under capital lease relating to machinery and equipment at their waste management and organic composting facility. The first lease, (i) below, was fully repaid in November 2021.

(i)	The lease agreement for certain equipment for the Company's organic waste processing and composting facility at a cost of $226,110 (C$286,650), is payable in monthly blended installments of principal and interest of $4,607 (C$5,840), plus applicable harmonized sales taxes and an option to purchase the equipment for a final payment of $22,560 (C$28,600), plus applicable harmonized sales taxes on October 31, 2021. The lease agreement bears interest at the rate of 5.982% annually, compounded monthly, due September 30, 2021. The final payment was made on November 5, 2021.

(ii)	The lease agreement for certain equipment for the Company's organic composting facility at a cost of $195,189 (C$247,450), is payable in monthly blended installments of principal and interest of $4,037 (C$5,118), plus applicable harmonized sales taxes for a period of forty-six months plus the first two monthly blended installments of $7,888 (C$10,000) plus applicable harmonized sales taxes and an option to purchase the equipment for a final payment of $ 19,468 (C$24,680) plus applicable harmonized sales taxes on February 27, 2022. The leasing agreement bears interest at the rate of 6.15% annually, compounded monthly, due January 27, 2022. The Company is in the process of making the final payment on the option to purchase the equipment.

(iii)	The lease agreement for certain equipment for the Company's organic waste processing and composting facility at a cost of $307,356 (C$389,650), is payable in monthly blended installments of principal and interest of $5,405 (C$6,852), plus applicable harmonized sales taxes for a period of fifty-nine months plus an initial deposit of $15,342 (C$19,450) plus applicable harmonized sales taxes and an option to purchase the equipment for a final payment of a nominal amount of $79 (C$100) plus applicable harmonized sales taxes on February 27, 2025. The leasing agreement bears interest at the rate of 3.59% annually, compounded monthly, due January 27, 2025.

For the year ended December 31, 2021, $13,426 (C$16,825) (2020-$18,090; C$24,246) in interest was incurred.

(f) Other

On April 8, 2021, the Company took delivery of a truck and hauling trailer for a total purchase price of $172,225 (C$218,338) plus applicable harmonized sales taxes. The purchase was financed by a bank term loan of $157,760 (C$200,000), over a forty-eight-month term, bearing interest at 4.95% per annum with monthly blended instalments of principal and interest payments of $3,866 (C$4,901) due April 7, 2025.

For the year ended December 31, 2021, $5,355 (C$6,711) in interest was incurred.

During the year ended December 31, 2021, the Company raised $292,866 net of share issue cost of $10,620, in a private placement on the issuance of 1,195,348 common shares of the Company.

During the year ended December 31, 2021, the director's company, Travellers, converted a total of $371,001 (C$461,620) (2020-$nil; C$nil) of loans provided during the year and $80,323 (C$101,700) of accounts payable owing to Travellers for 1,726,076 common shares. For the year ended December 31, 2021, $264 (C$331) ($nil; C$nil) of interest was incurred on loans from the CFO which were repaid during the year and $nil (C$nil) (2020-$4,399; C$5,952) in interest was incurred on the loans payable to Travellers.

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

The Company signed an Offset Development and Marketing Agreement (the "Agreement") with Blue Source Canada ULC ("Bluesource") to develop and market greenhouse gas offset credits from the Company's 49-acre Organic & Non-Hazardous Waste Processing & Composting Facility in Belleville, Ontario, in order for the Company to monetize and realize benefits from its voluntary activities.

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

Organic Composting Facility- As noted above, the Company's organic waste processing and composting facility, located in Belleville, Ontario Canada, has ECAs in place to accept up to 70,000 MT of waste annually and is currently in operation. Certain assets of the organic waste processing and composting facility, including the ECAs for the waste transfer station (not yet built), were acquired by the Company on September 15, 2017, from the Receiver for Astoria, under the APA. The Company charges tipping fees for the waste accepted at the organic waste composting facility based on arrangements in place with the customers and the type of waste accepted. Typical waste accepted includes, leaf and yard, biosolids, food, liquid, paper sludge and SSO. During the year ended December 31, 2021, tipping fees ranged from $55 (C$69) to $127 (C$159) per MT.

The Company owns a 40,535 square foot facility on 3.26 acres in Hamilton, Ontario, which includes an Environmental Compliance Approval to process 65,884 metric tonnes per annum of organic waste, 24 hours per day 7 days a week. The facility will be designed to produce, distribute and warehouse the Company's SusGro™ organic liquid fertilizer and other products that are to be provided under private label and to be sold through big box retailers, consumer lawn and garden suppliers, and for end use to the wine, cannabis and agriculture industries. With the addition of a further 11,000 square feet of office space and R&D labs, the Hamilton facility will also house the continued development of SusGlobal's proprietary formulations and branded liquid and dry organic fertilizers.

Market Opportunity

Industry Overview

Sustainable solutions to processing organic waste streams and diverting them from landfills to reduce GHG provides an opportunity for the infrastructure which SusGlobal operates with the ECA's attached to the Company's facilities. As more governments legislate and mandate that no organic wastes are to be landfilled as part of a climate change initiative SusGlobal is able to process these waste streams and produce regenerative products as part of the Company's Circular Economy initiative.

Industry Trends

The organic fertilizer market is expected to grow at a compound annual growth rate. The major drivers for this market are increasing consumption of organic food and products such as cannabis, wine and favorable government rules and regulations. SusGlobal produces organic fertilizers both a dry organic compost currently and expects to produce an organic liquid pathogen-free fertilizer to meet the growing demand in this market.

Operating Businesses and Revenue

The Company has five wholly-owned and active subsidiaries: SusGlobal Energy Canada Corp., SusGlobal Energy Canada I Ltd., SusGlobal Energy Belleville Ltd., SusGlobal Energy Hamilton Ltd. and 1684567 Ontario Inc. The Company has six full time employees and two independent contractors. Of the six full time employees, three were employed in management and administrative positions, and the balance in operations. The two independent contractors provide services in management positions. None of our employees are covered by collective bargaining agreements.

We operate the following businesses:

•	Environmental Compliance Approvals: The Company owns the Environmental Compliance Approvals (the "ECAs") issued by the MECP from the Province of Ontario, in place to accept up to 70,000 metric tonnes ("MT") of waste annually from the provinces of Ontario, Quebec and from New York state, and to operate a waste transfer station with the capacity to process up to an additional 50,000 MT of waste annually. Once built, the location of the waste transfer station will be alongside the organic waste processing and composting facility which is currently operating in Belleville, Ontario, Canada. The Company owns the Environmental Compliance Approvals (the "ECAs") issued by the MECP from the Province of Ontario, in place to accept up to 65,000 MT of waste annually from the province of Ontario at the newly acquired facility located in Hamilton, Ontario, Canada.

•	Waste Transfer Station: Access to the waste transfer station is critical to haulers who collect waste in areas not in close proximity to disposal facilities where such disposal continues to be permitted. Tipping fees charged to third parties at waste transfer stations are usually based on the type and volume or weight of the waste deposited at the waste transfer station, the distance to the disposal site, market rates for disposal costs and other general market factors.

•

Organic Composting Facility: As noted above, the Company's organic waste processing and composting facility, located in Belleville, Ontario Canada, has ECAs in place to accept up to 70,000 MT of waste annually and is currently in operation. Certain assets of the organic waste processing and composting facility, including the ECAs for the waste transfer station (not yet built), were acquired by the Company on September 15, 2017, from the Receiver for Astoria, under an asset purchase agreement. The Company charges tipping fees for the waste accepted at the organic waste composting facility based on arrangements in place with the customers and the type of waste accepted. Typical waste accepted includes, leaf and yard, biosolids, food, liquid, paper sludge and SSO. As noted above, once operations commence in 2022 in the newly acquired facility (purchased on August 17, 2021), located in Hamilton, Ontario, Canada, it will have the capacity to process 65,000 MT of waste annually to produce an organic liquid fertilizer.

We generate revenue from the following activities:

• Tipping fees paid by municipalities and haulers from green bin programs of SSO and other non-hazardous waste,

• the sale of the regenerative products such as organic dry compost and in the future organic liquid fertilizer at our Hamilton facility with solution-specific brands sold to consumer markets, agriculture, wine and the cannabis industry; and

• the sale of carbon credits generated by our facilities.

The costs of our revenue primarily consist of employee costs, utilities, various equipment and automotive related expenses, landfilling and depreciation.

Our Strengths

SusGlobal has the expertise, proprietary processes, technologies, the environmental compliance approvals and permits to operate and process high volumes of organic waste streams to produce proprietary regenerative products and sell in a high demand market.

Our Growth Strategy

SusGlobal owns 2 processing and production properties, one of which is under renovation, as part of a regional model and strategy which will be exported to other municipalities in North America and globally. The processing facilities, one of which is under development, have production lines, warehouses, research and development and offices. The Company will continue to acquire, develop and monetize proprietary technologies and processes in the waste to regenerative products globally, focusing on implementing a robust intellectual property strategy. The Company will invest in research and development to bring more products to market and increase revenue and cash flow by increasing output, higher production speeds and overall efficiency of all segments of our business.

Sales and Marketing Strategy

The Company contacts major organic waste generators such as municipalities, commercial and industrial organic waste sources and bids for municipal and commercial contracts. The Company is expected to employ a sales team to market its products to the various agriculture, wine and cannabis industries and lawn and garden consumer market for its organic fertilizer products.

Competition

Many of our current and potential competitors are well established and have longer operating histories, significantly greater financial and operational resources, and name recognition than we have. Although some of our competitors have been in business for over 100 years, we believe that with our diverse product line, current and expected, better efficiencies resulting in lower wholesale cost of sales, we have the ability to obtain a large market share and continue to generate sales growth and compete in the industry. The principal competitive factors in all our product markets are technical features, quality, availability, price, customer support, and distribution coverage. The relative importance of each of these factors varies depending on the region. We believe using our expected direct store distribution model nationwide will open significant opportunities for growth.

The markets in which we operate currently and, in the future, can be generally categorized as highly competitive. In order to maximize our competitive advantages, we expect to continue to expand our product portfolio to capitalize on market trends, changes in technology and new product releases.

Intellectual Property

The protection of our intellectual property is an essential aspect of our business. We own our domain names and trademarks relating to our website's design and content, including our brand name and various logos and slogans. We rely upon a combination of trademarks, trade secrets, copyrights, confidentiality procedures, contractual commitments, and other legal rights to establish and protect our intellectual property. We generally enter into confidentiality agreements and invention or work product assignment agreements with our employees and consultants to control access to and clarify ownership of our software, documentation, and other proprietary information.

As of the date of this filing, we held 4 registered trademarks in the United States. Trademarks include the terms SUSGLOBAL®, CARING FOR EARTH'S JOURNEY®, EARTH'S JOURNEY®, LEADERS IN THE CIRCULAR ECONOMY®. Our SUSGRO trademark application has been opposed by The Scotts Miracle-Gro Company (NYSE: SMG).

Seasonal Trends

Our operating revenues tend to be somewhat higher in summer months, primarily due to waste volumes resulting from higher construction and demolition waste volumes and the availability of leaf and yard waste along with any contracts involving the grinding of leaf and yard waste. In addition, revenue from the sale of organic compost would be higher beginning in late spring and tapering off in the fall.

Employees

As noted above, as of December 31, 2021, the Company had six full-time employees and two independent contractors. Of the six full time employees, three were employed in management and administrative positions, and the balance in operations. The two independent contractors provide services in management positions. None of our employees are covered by collective bargaining agreements.

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

As of the date of this filing, a letter of credit in favor of the MECP is supported by our credit facility with PACE and in force to the maturity of our obligations to PACE, September 2022. As required by the MECP, on a tri-annual basis, the financial assurance is reviewed and updated. The financial assurance requested by the MECP was updated to $502,968 (C$637,637). The Company will increase its current letter of credit with PACE and if not, will be required to provide the financial assurance in the form of a deposit.

Insurance

We carry a broad range of insurance coverages, including general liability, automobile liability, workers' compensation, real and personal property, directors' and officers' liability, environmental and pollution legal liability and other coverages we believe are customary to the industry. Our exposure to loss for insurance claims is generally limited to the per-incident deductible under the related insurance policy. We do not expect the impact of any known casualty, property, environmental or other contingency to have a material impact on our financial condition, results of operations or cash flows. For the year ended December 31, 2021, we have self-insured certain buildings and equipment.

Regulation

Our business is subject to extensive and evolving federal, provincial and local environmental, health, safety and transportation laws and regulations. These laws and regulations are administered by the MECP, Environment Canada, and various other federal, provincial and local environmental, zoning, transportation, land use, health and safety agencies in Canada. Many of these agencies regularly examine our operations to monitor compliance with these laws and regulations and have the power to enforce compliance, obtain injunctions or impose civil or criminal penalties in case of non-compliance. On November 5, 2020, the MECP conducted two audits for two of our ECAs. The MECPs comments were received late December 2020. The audits resulted in the Company taking corrective action regarding sampling, testing and commenced the removal of exceeding waste from the site during 2021. The Company has completed some of the corrective action and responded to the MECP and will continue with the remaining corrective action through 2022. As at December 31, 2021, The Company has accrued the estimated costs totaling $334,498 (C$424,059) in connection with the corrective action.

An offence notice for exceeding odor units was filed by the MECP on the Company. A proceeding was held remotely on March 21, 2022, at a Provincial Offence Court and was adjourned to April 11, 2022 to address and accept a Crown resolution offer of fines assessed by the MECP, in the amount of $103,530 (C$131,250).

Since the primary mission of our business is to manage solid and liquid waste hauled to our organic waste processing and composting facility in an environmentally sound manner, our capital expenditures are related, either directly or indirectly, to environmental protection measures, including compliance with federal, provincial and local rules. There are costs associated with siting, design, permitting, operations, monitoring, site maintenance, corrective actions, financial assurance, and facility closure and post-closure obligations. With acquisition, development or expansion of a waste management or waste transfer station, we must often spend considerable time, effort and money to obtain or maintain required permits and approvals. There are no assurances that we will be able to obtain or maintain required governmental approvals. Once obtained, operating permits are subject to renewal, modification, suspension or revocation by the issuing agency. Compliance with current regulations and future requirements could require us to make significant capital and operating expenditures. However, most of these expenditures are made in the normal course of business and do not place us at any competitive disadvantage.

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

In each year since our inception, we have incurred losses and have generated in total, since inception, only $5,032,336 in revenue. For the year ended December 31, 2021, net losses attributable to common stockholders aggregated $4,865,855 (2020-$2,012,314) and, at December 31, 2021, the Company's accumulated deficit was $18,334,649 (2020-$13,468,794). We expect to incur further losses in the development of our business. We cannot assure you that we can achieve profitable operations in any future period.

Our independent registered public accounting firms' reports contains an explanatory paragraph that expresses substantial doubt as to our ability to continue as a going concern.

Although our consolidated financial statements have been prepared assuming we will continue as a going concern, our current independent registered public accounting firm, in its report accompanying our consolidated financial statements as of and for the years ended December 31, 2021 and 2020, expressed substantial doubt as to our ability to continue as a going concern as of December 31, 2021, as a result of our operating losses since inception, because the Company expects to incur further losses in the development of its business and the Company's ability to settle its current liabilities owing to service providers and creditors. The inclusion of a going concern explanatory paragraph may make it more difficult for us to secure additional financing or enter into strategic relationships on terms acceptable to us, if at all, and may materially and adversely affect the terms of any financing that we may obtain.

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

In addition, such statements could be affected by risks and uncertainties related to:

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

We may experience problems with the operation of our current information technology systems or the technology systems of third parties on which we rely, as well as the development and deployment of new information technology systems, that could adversely affect, or even temporarily disrupt, all or a portion of our operations until resolved. Inabilities and delays in implementing new systems can also affect our ability to realize projected or expected cost savings.

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

If economic conditions or other risks and uncertainties cause a significant reduction in our cash flows from operations, we may reduce or suspend capital expenditures, growth and acquisition activity and implementation of our business strategy. We may choose to incur indebtedness to pay for these activities, although our access to capital markets is not assured and we may not be able to incur indebtedness at a cost that is consistent with current borrowing rates. We also may need to incur indebtedness to refinance scheduled debt maturities, and it is possible that the cost of financing could increase significantly, thereby increasing our expenses and increasing our net losses. Further, our ability to execute our financial strategy and our ability to incur indebtedness is somewhat dependent upon our ability to maintain investment grade credit ratings on our senior debt. The credit rating process is contingent upon our credit profile, as well as a number of other factors, many of which are beyond our control, including methodologies established and interpreted by third-party rating agencies. If we were unable to maintain our investment grade credit ratings in the future, our interest expense would increase

Additionally, as of December 31, 2021, we have $7,727,628 (C$9,796,689) (2020-$6,327,520; C$8,056,430) of debt that is exposed to changes in market interest rates within the next 12 months. In addition, as of December 31, 2021, we had a letter of credit outstanding of $218,364 (C$276,831) to the MECP. The Company is in the process of obtaining a letter of credit for the new financial assurance with the MECP in the amount of $502,968 (C$637,637). If interest rates increase, our interest expense would also increase, increasing our net losses and decreasing our cash flow.

As at December 31, 2021, and the date of this filing, the Company did not have any revolving credit facility to support cash flow requirements. In the event of a default under any of our credit facilities, term loans, obligations under capital lease, convertible promissory notes, mortgages payable and loans from related parties, we could be required to immediately repay such debt under default, which we may not be able to do. Additionally, any such default may cause a default under many of our other credit agreements and debt instruments. Without waivers from lenders party to those agreements, and/or the availability of other financing, either debt or equity, any such default would have a material adverse effect on our ability to continue to operate.

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

The Company has one known claim filed against it, one filed, for unpaid legal fees, in the amount of $51,462 (C$65,241). The Company filed, on September 24, 2020, against the former chief executive officer (the "Former CEO") and his company, Landfill Gas Canada Ltd. ("LFGC"), a statement of claim which was defended and counterclaimed. As noted above under new recent business developments, on December 8, 2021, the Company entered into a settlement agreement (the "Minutes of Settlement") and mutual release with its former chief executive officer, Gerald Hamaliuk. Pursuant to the Minutes of Settlement, the Company agreed to pay Mr. Hamaliuk approximately $275,000 (C$347,500). This payment was made on December 8th. Pursuant to the Minutes of Settlement, Mr. Hamaliuk agreed to return 2,011,500 shares of the Company's Common Stock which the Company received and later canceled on December 29, 2021. In addition, pursuant to the Minutes of Settlement, Mr. Hamaliuk released any claim to or interest in 3,300,000 shares of the Company's Common Stock which Mr. Hamaliuk had pledged as security to PACE in connection with PACE's loans to the Company.

These 3.3 million shares are now being held by the Company's current chief executive officer, Marc Hazout, as security for his personal guarantee of the Company's obligations to PACE and the charge against the Company's leased premises owned by Haute Inc., an Ontario company controlled by Mr. Hazout.

Item 4. Mine Safety Disclosures.

The Company has no reporting to provide relative to information concerning mine safety and other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity

Market Price of Common Stock

Our common stock is quoted on the OTCQB marketplace run by OTC Markets Group, Inc. under the symbol "SNRG". As of the date of this filing, the number of stockholders of record was eighty-seven (87). This does not include persons whose stock is in nominee or "street name" accounts through brokers.

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

There were no declared dividends in 2021 and since incorporation. Future decisions to pay cash dividends are at the discretion of our Board of Directors. It is our intention to retain any future profits for use in the development and expansion of our business and for general corporate purposes.

Unregistered Sales of Equity Securities and Use of Proceeds.

During the year ended December 31, 2021, the Company issued a total of 10,939,080 Common Stock for non-cash proceeds, as follows:

• 400,000 common shares were issued for proceeds previously received.

• 1,050,000 common shares were issued to officers.

• 1,726,076 common shares were issued on the conversion of related party debt to equity.

• 3,767,029 common shares were issued on the conversion of debt to equity.

• 1,658,832 common shares were issued for professional services.

• 2,337,143 common shares were on receipt of convertible promissory notes.

The securities above were offered and sold pursuant to an exemption from the registration requirements under Section 4(a)(2) of the Securities Act since, among other things, the transactions did not involve a public offering.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This section includes a discussion of our results of operations for the years ended December 31, 2021 and 2020. This discussion may contain forward-looking statements that anticipate results based on management's plans that are subject to uncertainty. We discuss in more detail various factors that could cause actual results to differ materially from expectations in Item 1A. Risk Factors. The following discussion should be read considering those disclosures and together with the Consolidated Financial Statements and the notes thereto.

Overview

Our Company's goals are targeted at serving our customers, our employees, the environment, the communities in which we work and our stockholders. Increasingly, customers want more of their waste materials recovered, while waste streams are becoming more complex, and our aim is to address the current needs, while anticipating the expanding and evolving needs of our customers.

CONSOLIDATED RESULTS OF OPERATIONS - FOR THE YEAR ENDED DECEMBER 31, 2021 COMPARED TO THE YEAR ENDED DECEMBER 31, 2020

	2021	2020
Revenue	$754,334	$1,604,606

Cost of sales	1,254,150	1,524,240
Gross (loss) profit	(499,816)	80,366
Operating expenses
Management compensation-stock-based compensation	217,035	-
Management compensation-fees	284,088	205,924
Professional fees	684,757	382,238
Marketing	298,417	-
Interest expenses	753,057	1,151,877
Office and administration	335,062	236,852
Rent and occupancy	160,019	120,145
Insurance	81,338	68,932
Filing fees	122,408	46,096
Amortization of financing costs	101,431	153,566
Repairs and maintenance	42,183	11,207
Director compensation	53,136	37,619
Stock-based compensation	162,187	56,571
Foreign exchange loss (income)	39,191	(58,193)
Total operating expenses	3,334,309	2,412,834
Net Loss before Other (Loss) Income and Income Taxes Recovery	(3,834,125)	(2,332,468)
Other (Loss) Income	(1,067,272)	180,277
Income Taxes Recovery	35,542	139,877
Net loss	$(4,865,855)	$(2,012,314)

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

During the year, the Company generated $754,334 (2020-$1,604,606) of revenue from its organic composting facility and the garbage collection services, a decrease of $850,272 over the prior year. The majority of the revenue from the organic composting facility relates to revenue from tipping fees charged for organic and other waste accepted at the facility and a lesser portion relating to the sale of organic compost processed at the facility. The Company also earned revenue from its garbage collection services of $154,882 (2020-$205,257), which it acquired effective May 24, 2019 on the purchase of 1684567. Up until early January 2021, the Company was also providing landfill management services, which are now handled by the individual townships.

The reduction in revenue is primarily due to changes in the customer base including an expiring contract at prior year-end and reductions in certain waste disposed of by several customers, including the closing of one customer's plant during the year. The majority of the revenue from the organic waste processing and composting facility relates to revenue from tipping fees charged for organic and other waste accepted and to a lesser portion relating to the sale of compost processed.

In the operation of the organic composting facility, the Company processes the organic and other waste received and produces the end product, organic compost. The cost of producing the organic compost totaled $1,254,150 for the current year ended December 31, 2021 compared to $1,524,240 for the prior year ended December 31, 2020. The costs include equipment rental, deliver, fuel, repairs and maintenance, direct wages and benefits, depreciation, utilities and outside contractors. In addition, the Company calculated the inventory on hand at the end of the year for its organic compost to be $20,582 (2020-$24,740). These costs also include an estimate for the clean-up of certain waste as ordered by the MECP. This estimate and the significantly reduction in revenue, significantly reducing the gross profit during the year, compared to the prior year a reduction of $580,182.

Operating expenses increased by $921,475 from $2,412,834 for the year ended December 31, 2020 to $3,334,309 for the year ended December 31, 2021. The increase was primarily the result of increases in management compensation, marketing expenses, professional fees, office and administration and stock-based compensation offset by reductions interest expense, and amortization of financing fees, explained in greater detail below.

During the year, the Company incurred management compensation expense in the form of fees $284,088 compared to $205,924 in the prior year ended December 31, 2020, an increase of $157,964, primarily due to increase in the CEOs compensation for the year ended

December 31, 2021 offset by the reduction of the recorded fees to the former chief executive officer on the settlement of his claim, in the amount of $79,800. The management compensation in the form of stock-based compensation totaled $217,035 and related to the Common Stock issued on the consulting agreement for the CEO and the CFO who were issued 1,000,000 and 50,000, respectively, on the effectiveness date of January 1, 2021. There was no similar stock-based compensation for management in the prior year ended December 31, 2020.

Professional fees increased by $302,519, from $382,238 in the prior year to $684,757 in the current year. Professional fees including audit, review and tax fees increased by approximately $67,000 due to increased services provided. Legal fees relating to the legal claim filed by the former chief executive officer and the Company's claim increased by approximately $77,000, additional legal costs for another claim of approximately $23,000, additional legal fees of $89,250 and consulting fees of $70,000 in connection with issuance of the convertible promissory notes during the year offset by the absence of legal costs incurred in the prior year primarily relating to the acquisition of 1684567 of approximately $84,000. In addition, the Company estimated additional consulting fees of $59,850 for services in connection with the preparation of the consolidated financial statements.

During the year, the Company incurred interest expense of $753,057, a decrease of $398,820 over the prior year amount of $1,151,877. The decrease was primarily due to the absence of additional interest incurred for penalties charged by the convertible note investors due to defaults on certain convertible notes issued in 2019, offset by additional interest incurred on the additional 1st mortgage on the Company's Belleville, Ontario, Canada facility on August 13, 2021 and its new 1st mortgage on its Hamilton, Ontario, Canada property purchase on August 17, 2021. And, as a result of the Company’s fair value option election, all interest incurred on the 2021 convertible promissory notes was included in the fair value of the notes outstanding on December 31, 2021.

Rent and occupancy expense increased by $39,874 from $120,145 in the prior year to $160,019, primarily due to an increase in the monthly rental on the Company's Toronto, Ontario, Canada office and additional realty taxes incurred on the new Hamilton, Ontario, Canada property.

Insurance expense increased by $12,406 primarily due to increases in the Company's directors and officers liability insurance.

Office and administration expenses increased by $98,210 from $236,852 in the prior year to $335,062 in the current year. The increase is primarily related to a fine issued by the MECP, in the amount of $104,738, offset by other miscellaneous reductions.

Filing fees increased by $76,312 from $46,096 in the prior year to $122,408 in the current year primarily due to increases in media relations services of approximately $72,000 and the fee of $5,000 for the Company's application fee to the Nasdaq.

During the year, the amortization of financing costs decreased by $52,135 from $153,566 in the prior year to $101,431 in the current year, primarily due to the absence of expensing the amortization of financing fees for the new convertible notes issued in 2021 for the election made as described above under interest expense, offset by an increase in the financing fees incurred on the increased 1st mortgage on the Company's Belleville, Ontario, Canada facility, an increase of approximately $32,000.

Repairs and maintenance increased by $30,976 primarily due to roof repairs at the Company's Toronto, Ontario, Canada office.

Director compensation increased by $15,517, from $37,619 in the prior year to $53,136 in the current year. Each independent director is entitled to a fee of $19,950 (C$25,000) annually. In the prior year, certain directors compensation was settled by the issuance of Common Stock, which was recorded as stock-based compensation in the prior year. By December 31, 2021, the Company had three independent directors for whom the Company has accrued their annual fee. In the prior year, only two independent directors were compensated for their 2020 services by accruing for their annual fees.

Stock-based compensation increased by $105,616 from a balance of $56,571 in the prior year to $162,1871 in the year. In the prior year, stock-based compensation included director compensation of $54,021 and employee compensation of $2,550 who were compensated through the issuance of Common Stock. In the current year, the stock-based compensation related to various services provided by external service providers.

The foreign exchange loss increased by $97,384 from income of $58,193 in the prior year to a loss of $39,191 in the current year due to losses incurred on the translation and settlement of expenses and balances denominated in US dollars.

The other (loss) income includes an amount of $1,018,825 representing the adjustment on the Company’s election to apply the fair value option on accounting for these 2021 convertible promissory notes. In addition, the Company recorded impairment losses on its intangible assets in the amount of $513,254 and a gain on the forgiveness of the remaining 2019 convertible notes, including accrued interest. The balance represents net gains on the disposal of long-lived assets.

Critical Accounting Estimates and Assumptions

Use of estimates

The preparation of the Company's consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based on management's best knowledge of current events and actions the Company may undertake in the future. The Company regularly evaluates estimates and assumptions. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. Areas involving significant estimates and assumptions include: the allowance for doubtful accounts, inventory valuation, useful lives of long-lived and intangible assets, impairment of long-lived assets and intangible assets, valuation of asset acquisition, accruals, the fair value of convertible promissory notes, deferred income tax assets and related valuation allowance, environmental remediation costs, stock-based compensation and going concern. Actual results could differ from these estimates. These estimates are reviewed periodically and as adjustments become necessary, they are reported in earnings in the period in which they become available.

Stock-based compensation

The Company records compensation costs related to stock-based awards in accordance with ASC 718, Compensation-Stock Compensation, whereby the Company measures stock-based compensation cost at the grant date based on the estimated fair value of the award. Compensation cost is recognized on a straight-line basis over the requisite service period of the award. Where necessary, the Company utilizes the Black-Scholes option-pricing model to estimate the fair value of stock options granted, which requires the input of highly subjective assumptions including: the expected option life, the risk-free rate, the dividend yield, the volatility of the Company's stock price and an assumption for employee forfeitures. The risk-free rate is based on the U.S. Treasury bill rate at the date of the grant with maturity dates approximately equal to the expected term of the option. The Company has not historically issued any dividends and does not expect to in the near future. Changes in any of these subjective input assumptions can materially affect the fair value estimates and the resulting stock- based compensation recognized. The Company has not issued any stock options and has no stock options outstanding at December 31, 2021.

Indefinite Asset Impairments

The Company evaluates the intangible assets for impairment annually in the fourth quarter or when triggering events are identified and whether events and circumstances continue to support the indefinite useful life using Level 3 inputs.

For the year ended December 31, 2021, an impairment loss of $513,254 (C$643,175) (2020-$4,564; C$6,117) was recorded and included under other (loss) income in the consolidated statements of operations and comprehensive loss. Refer also to note 19, other (loss) income, to the consolidated financial statements.

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

At December 31, 2021, the Company tested the long-lived assets for impairment to determine whether the carrying value exceeded the fair value. The Company used quoted market values and independent appraisals of its long-lived assets and determined that no impairment loss was required to be recognized.

Liquidity and Capital Resources

As at December 31, 2021, the Company had a cash balance of $36,033 (2020-$6,457) and current liabilities in the amount of $13,944,507 (2020-$10,358,212). As at December 31, 2021, the Company had a working capital deficit of $13,651,619 (2020-$9,830,314). The Company does not currently have sufficient funds to satisfy the current debt obligations. Should the Company's creditors seek or demand payment, the Company does not have the resources to pay or satisfy any such claims currently. The Company has been in discussions with other creditors and equity investors for new financing options to repay or re-finance certain current debt obligations.

The Company's total assets at December 31, 2021 were $8,571,721 (2020-$5,758,303) and total current liabilities were $13,944,507 (2020-$10,358,212). Significant losses from operations have been incurred since inception and there is an accumulated deficit of $18,334,649 as of December 31, 2011 (2020-$13,468,794). Continuation as a going concern is dependent upon generating significant new revenue, raising external capital and refinancing certain current debt. whilst achieving profitable operations and maintaining current fixed expense levels.

To pay current debt obligations and to fund any future operations, the Company requires significant new funds, which the Company may not be able to obtain. In addition to the funds required to liquidate the $13,944,507 in current liabilities, the Company estimates that approximately $16,000,000 in additional funds must be raised to fund capital requirements and general corporate expenses for the next 12 months.

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

Our exposure to market risk for changes in interest rates relates primarily to our financing activities. We have $7,727,628 (C$9,796,689) (2020-$6,327,520; C$8,056,430) of debt that is exposed to changes in market interest rates within the next 12 months. We currently estimate that a 100-basis point increase in the interest rates of our outstanding variable-rate debt obligations would increase our 2021 interest expense by approximately $77,300 (2020-$63,300).

Our remaining outstanding debt obligations have fixed interest rates through the scheduled maturity of the debt. The fair value of our fixed-rate debt obligations would not be expected to increase or decrease significantly if market interest rates change.

Credit Risk Exposure - is the risk of loss associated with a counterparty's inability to perform its payment obligations. As at December 31, 2021, the Company's credit risk is primarily attributable to cash and trade receivables. As at December 31, 2021, the Company's cash was held with reputable Canadian chartered banks, a US banks and a credit union.

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

Summary of Cash and Debt Obligations

The following is a summary of our cash and debt balances as of December 31:

	2021	2020
Cash	$36,033	$6,457
Debt:
Current portion	$11,654,984	$7,843,992
Long-term portion	1,882,357	78,540
Total debt	$13,537,341	$7,922,532

We use long-term borrowings in addition to the cash we are able to generate from operations as part of our overall financial strategy to support and grow our business. The components of our borrowings as of December 31, 2021 are described in notes 11, 12, 13, 14 and 16 to the Consolidated Financial Statements.

Changes in our outstanding debt balances from December 31, 2020 to December 31, 2021 were primarily attributable to (i) increase in net debt borrowings of $3,902,810 and (ii) the impacts of other non-cash changes in our debt balances due to foreign currency translation and the loss on the revaluation of convertible promissory notes.

Refer to Security Purchase Agreements, Financing Agreements with PACE and Other financings noted above for details.

Summary of Cash Flow Activity

The following is a summary of our cash flows for the years ended December 31:

35

	2021	2020
Net cash used in operating activities (a)	$(2,040,974)	$(483,587)
Net cash used in investing activities (b)	$(2,152,725)	$(379,526)
Net cash provided by financing activities (c)	$4,195,676	$376,553

(a)	Net Cash Used in Operating Activities - The most significant items affecting the comparison of our operating cash flows in 2021 as compared with 2020 are summarized below:

Increase in Net Loss - Our loss from operations, excluding depreciation and amortization and loss on revaluation of convertible promissory notes increased by $3,333,311 in 2021, principally driven by reduced revenue resulting in a gross loss, higher impairment charges, marketing costs, amortization of financing costs and stock-based compensation.

Changes in Assets and Liabilities -Our net cash used in operating activities was impacted by changes in assets and liabilities.

(b)	Net Cash Used in Investing Activities - The Company purchased long-lived assets in 2021 in the amount of $1,875,440 and intangible assets in the amount of $326,012 offset by proceeds on the disposal of long-lived assets.

(c)	Net Cash Provided by Financing Activities - The most significant items affecting the comparison of our financing cash flows for the periods presented are summarized below:

Debt Borrowings (Repayments) - In the current year, the Company incurred new debt borrowings of $3,902,810, net and an increase of $284,286 in subscription payable proceeds (net of share issue costs.

Refer to Notes 11, 12, 13, 14 and 16 to the Consolidated Financial Statements for additional information related to our various borrowings.

Summary of Contractual Obligations and Commitments

            The following table summarizes our contractual obligations of principal payments as of December 31, 2021 and the anticipated effect of these obligations on our liquidity in future years:

	2022	2023	2024	2025	2026	Thereafter	Total
Contractual Obligations:

Long-term debt and obligations under capital lease (a)	$7,909,470	$1,691,380	$63,426	$5,467	$-	$-	$9,669,743
Convertible promissory notes	3,551,132	-	-	-	-	-	3,551,132
Management consulting agreements	473,280	-	-	-	-	-	473,280
Truck and trailer financing (b)	37,792	39,705	41,716	14,370	-	-	133,583
Various third-party consulting agreements	1,179,240	-		-	-	-	1,179,240
Hamilton-construction in progress commitments	7,133,498	-	-	-	-	-	7,133,498
Road maintenance obligation (c)	7,888	7,888	7,888	7,888	-	-	31,552
Anticipated liquidity impact as of December 31, 2021	$20,292,300	$1,738,973	$113,030	$27,725	$-	$-	$22,172,028

(a)	These amounts represent the scheduled principal payments related to the Company's long-term debt, obligations under capital lease, excluding interest and other debt.

Refer to notes 12 and 13 to the consolidated financial statements for additional information on our long-term debt and our obligations under capital lease.

(b)	Truck and trailer financing

(c)	The road maintenance obligation is invoiced annually by the City of Belleville, Ontario, Canada in the amount of $7,888 (C$10,000) and expires September 30, 2025.

Off-Balance Sheet Arrangements

            We have no off-balance sheet arrangements.

Going Concern

The consolidated financial statements have been prepared in accordance with US GAAP, which assumes that the Company will be able to meet its obligations and continue its operations for the next twelve months.

As at December 31, 2021, the Company had a working capital deficit of $13,651,619 (2020-$9,830,314), incurred a net loss of $4,865,855 (2020-$2,012,314) for the year and had an accumulated deficit of $18,334,649 (December 31, 2020-$13,468,794) and expects to incur further losses in the development of its business.

The Company incurred a net loss of $4,865,855 (2020-$2,012,314) for the year ended December 31, 2021 and as at that date had a working capital deficit of $13,651,619 (December 31, 2020-$9,830,314) and an accumulated deficit of $18,334,649 (December 31, 2020-$13,468,794) and expects to incur further losses in the development of its business. On February 18, 2021, PACE and the Company reached a new agreement to repay all amounts owing to PACE on or before July 30, 2021. Management was not able to meet the July 30, 2021 deadline. On August 13, 2021, PACE agreed to allow the Company until August 31, 2021 to bring the arrears current and continue to September 2022, the original maturity date. Management was not able to meet the August 31, 2021 deadline.  On November 15, 2021, the Company paid all arrears to PACE and PACE agreed to allow the Company to continue payments to the end of the terms of each obligation, September 2022.  Management continues discussions with equity investors to re-finance its remaining obligations to PACE, and repay other creditors and has had discussions with the appropriate party to extend the maturity date on the 1st mortgage which currently matures September 1, 2022. One of the Company’s significant customer contracts expired at the end of the prior year and one customer contract was terminated by the Company at the end of this year’s third quarter. The Company is also anticipating a successful underwriting and a high probability of raising significant funds in the upcoming filing of its amended registration statement.

These factors cast substantial doubt as to the Company's ability to continue as a going concern, which is dependent upon its ability to obtain the necessary financing to further the development of its business, satisfy its obligations to PACE and its other creditors, and upon achieving profitable operations through revenue growth. There is no assurance of funding being available or available on acceptable terms. Realization values may be substantially different from carrying values as shown.

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

Recently Adopted Accounting Pronouncements

On January 1, 2021, the Company early adopted Accounting Standards Update ("ASU") No. 2020-06, -Debt-"Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity": simplifies accounting for convertible instruments by removing major separation models required under current US GAAP. ASU 2020-06 reduces the number of models used to account for convertible instruments, amends diluted earnings per share "EPS" calculations for convertible instruments, and amends the requirements for a contract (or embedded derivative) that is potentially settled in an entity's own shares to be classified in equity. The ASU updates the guidance on certain embedded conversion features that are not required to be accounted for as derivatives under Topic 815, Derivatives, or Hedging, or that do not result in substantial premiums accounted for as paid-in capital, such that those features are no longer required to be separated from the host contract. The convertible debt instruments will be accounted for as a single liability measured at amortized cost. This will also result in the interest expense recognized for convertible debt instruments to be typically closer to the coupon interest rate when applying the guidance in Topic 835, Interest. The amendments add certain disclosure requirements to increase transparency and decision-usefulness about a convertible instrument's terms and features. Under ASU 2020-06, the Company must use the if-converted method for including convertible instruments in diluted EPS as opposed to the treasury stock method. ASU 2020-06 is effective for annual reporting periods beginning after December 15, 2023. Early adoption is allowed under the standard with either a modified retrospective or full retrospective method. There were no embedded conversion features accounted for as equity or derivatives in the convertible promissory notes outstanding on January 1, 2021. The Company early adopted ASU 2020-06 on January 1, 2021 using the modified retrospective method. As a result of Management's evaluation, the adoption of ASU 2020-06 did not have a material impact on the consolidated financial statements.

Recently Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies and adopted by the Company as of the specified effective date or possibly early adopted, where permitted.

In December 2019, the Financial Accounting Standards Board (the "FASB") issued ASU 2019-12 - Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, an authoritative guidance that simplifies the accounting for income taxes by removing certain exceptions and making simplifications in other areas. It is effective from the first quarter of fiscal year 2022, with early adoption permitted in any interim period. If adopted early, the Company must adopt all the amendments in the same period. The amendments have differing adoption methods including retrospectively, prospectively and/or modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption, depending on the specific change. The Company is assessing the impact that the adoption of ASU 2020-06 will have on the consolidated balance sheet and consolidated statement of operations.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 8. Financial Statements and Supplementary Data.

SUSGLOBAL ENERGY CORP.
CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021 and 2020
(Expressed in United States Dollars)

CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of SusGlobal Energy Corp.:

Opinion

We have audited the accompanying consolidated balance sheet of SusGlobal Energy Corp. (the "Company"), as of December 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive loss, changes in stockholders' deficiency and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes and schedules (collectively referred to as the consolidated financial statements).

In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2021 and 2020, and the results of its consolidated operations and its consolidated cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Change in Accounting Principle

As discussed in Note 3 to the consolidated financial statements, the Company has changed its method of accounting for convertible promissory notes as of January 1, 2021, due to the adoption of Accounting Standards Update ("ASU") No. 2020-06, "Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity".

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

April 13, 2022

Toronto, Canada

MNP LLP

We have served as the Company auditors since 2020.

SusGlobal Energy Corp.
Consolidated Balance Sheets
As at December 31, 2021 and 2020
(Expressed in United States Dollars)

	2021	2020
ASSETS
Current Assets
Cash	$36,033	$6,457
Trade receivables	59,665	182,871
Government remittances receivable	13,265	3,746
Inventory	20,582	24,740
Prepaid expenses and deposits (note 7)	163,343	94,131
Deferred assets	-	215,953
Total Current Assets	292,888	527,898

Intangible Assets (note 8)	-	188,180
Long-lived Assets, net (note 9)	8,278,833	5,042,225
Long-Term Assets	8,278,833	5,230,405
Total Assets	$8,571,721	$5,758,303
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
Accounts payable (note 10)	$1,085,235	$1,073,454
Government remittances payable	262,047	229,358
Accrued liabilities (notes 10, 12, and 14)	942,241	1,206,618
Advance (note 11)	-	15,460
Deferred revenue	-	4,790
Current portion of long-term debt (note 12)	7,765,421	6,327,520
Current portion of obligations under capital lease (note 13)	91,047	375,140
Convertible promissory notes (note 14)	3,798,516	1,092,100
Loans payable to related parties (note 16)	-	33,772
Total Current Liabilities	13,944,507	10,358,212
Long-term debt (note 12)	1,752,271	78,540
Obligations under capital lease (note 13)	130,086	-
Deferred tax liability	73,925	82,501
Total Long-term Liabilities	1,956,282	161,041
Total Liabilities	15,900,789	10,519,253

Stockholders' Deficiency
Preferred stock, $.0001 par value, 10,000,000 authorized, none issued and outstanding Common stock, $.0001 par value, 150,000,000 authorized, 92,983,547 (2020- 82,860,619) shares issued and outstanding (note 17)	9,302	8,288
Additional paid-in capital	11,272,599	9,045,187
Shares to be issued	59,640	8,580
Accumulated deficit	(18,334,649)	(13,468,794)
Accumulated other comprehensive loss	(335,960)	(354,211)

Stockholders' deficiency	(7,329,068)	(4,760,950)

Total Liabilities and Stockholders' Deficiency	$8,571,721	$5,758,303
Going concern (note 2)
Commitments (note 18)
Subsequent events (note 24)

The accompanying notes are an integral part of these consolidated financial statements.

SusGlobal Energy Corp.
Consolidated Statements of Operations and Comprehensive Loss
For the years ended December 31, 2021 and 2020
(Expressed in United States Dollars)

	2021	2020

Revenue	$754,334	$1,604,606

Cost of Sales
Opening inventory	24,740	5,389
Depreciation	507,070	504,838
Direct wages and benefits	264,598	328,586
Equipment rental, delivery, fuel and repairs and maintenance	299,031	612,112
Utilities	81,107	88,505
Outside contractors	98,186	9,550
	1,274,732	1,548,980
Less: closing inventory	(20,582)	(24,740)
Total cost of sales	1,254,150	1,524,240

Gross (loss) profit	(499,816)	80,366

Operating expenses
Management compensation-stock- based compensation (notes 10 and 17)	217,035	-
Management compensation-fees (note 11)	284,088	205,924
Professional fees	684,757	382,238
Marketing	298,417	-
Interest expense (notes 10, 11, 12, 13, 14, 16)	753,057	1,151,877
Office and administration	335,062	236,852
Rent and occupancy (note 10)	160,019	120,145
Insurance	81,338	68,932
Filing fees	122,408	46,096
Amortization of financing costs	101,431	153,566
Repairs and maintenance	42,183	11,207
Director compensation (notes 10 and 17)	53,136	37,619
Stock-based compensation (noted 10 and 17)	162,187	56,571
Foreign exchange loss (income)	39,191	(58,193)
Total operating expenses	3,334,309	2,412,834

Net Loss Before Other (Loss) Income	(3,834,125)	(2,332,468)
Other (Loss) Income (note 19)	(1,067,272)	180,277
Net Loss Before Income Taxes	(4,901,397)	(2,152,191)
Income Taxes Recovery (note 20)	35,542	139,877
Net Loss	(4,865,855)	(2,012,314)
Other comprehensive loss
Foreign exchange income (loss)	18,251	(144,419)

Comprehensive loss	$(4,847,604)	$(2,156,733)

Net loss per share-basic and diluted	$(0.05)	$(0.03)

Weighted average number of common shares outstanding- basic and diluted	90,963,235	67,820,781

SusGlobal Energy Corp.
Consolidated Statements of Changes in Stockholders' Deficiency
For the years ended December 31, 2021 and 2020
(Expressed in United States Dollars)

			Additional				Accumulated
	Number	Common	Paid-	Shares	Stock	Accumulated	Other	Total
	of Shares	Shares	in Capital	to be	Compensation	Deficit	Comprehensive
				Issued	Reserve		Loss
Balance - December 31, 2019	51,784,504	$5,180	$7,450,091	$-	$1,000,000	$(11,449,497)	$(209,792)	$(3,204,018)
Shares issued on vesting of 2019 stock awards	1,000,000	100	999,900	-	(1,000,000)	-	-	-
Share cancellation	(529,970)	(53)	-	-	-	(6,983)	-	(7,036)
Shares issued on conversion of related party debt to equity	3,184,992	318	353,661	-	-	-	-	353,979
Share issued to directors for 2019 compensation	100,000	10	21,390	-	-	-	-	21,400
Share issued to directors for 2020 compensation	187,984	19	39,251					39,270
Shares issued to employees	15,000	2	2,548	-	-	-	-	2,550
Shares issued on conversion of debt to equity	27,118,109	2,712	178,346	-	-	-	-	181,058
Conversion of debt to equity on shares yet to be issued	-	-	-	8,580	-	-	-	8,580
Other comprehensive loss	-	-	-	-	-	-	(144,419)	(144,419)
Net loss	-	-	-	-	-	(2,012,314)	-	(2,012,314)
Balance-December 31, 2020	82,860,619	$8,288	$9,045,187	$8,580	$-	$(13,468,794)	$(354,211)	$(4,760,950)
Balance-December 31, 2020	82,860,619	$8,288	$9,045,187	$8,580	$-	$(13,468,794)	$(354,211)	$(4,760,950)
Shares issued for proceeds previously received	400,000	40	8,540	(8,580)	-	-	-	-
Share issued to officers	1,050,000	105	216,930	-	-	-	-	217,035
Shares issued on conversion of related party debt to equity	1,726,076	173	451,152	-	-	-	-	451,325
Shares issued on conversion of debt to equity	3,767,029	377	809,524	-	-	-	-	809,901
Shares issued on private placement	1,195,348	120	292,746	-	-	-	-	292,866
Shares issued for professional services	1,658,832	166	448,553	-	-	-	-	448,719
Shares issued for financing costs on receipt of convertible promissory notes	2,337,143	234	(234)	-	-	-	-	-
Share cancellation	(2,011,500)	(201)	201	-	-	-	-	-
Shares to be issued	-	-	-	59,640	-	-	-	59,640
Other comprehensive income	-	-	-	-	-	-	18,251	18,251
Net loss	-	-	-	-	-	(4,865,855)	-	(4,865,855)
Balance-December 31, 2021	92,983,547	$9,302	$11,272,599	$59,640	$-	$(18,334,649)	$(335,960)	$(7,329,068)

The accompanying notes are an integral part of these consolidated financial statements.

SusGlobal Energy Corp.
Consolidated Statements of Cash Flows
For the years ended December 31, 2021 and 2020
(Expressed in United States Dollars)
(unaudited)

	2021	2020
Cash flows from operating activities
Net loss	$(4,865,855)	$(2,012,314)
Deferred taxes recovery	(9,037)	(120,918)
Land option expired	-	59,688
Adjustments for:
Depreciation	510,021	509,951
Amortization of intangible assets	3,955	7,618
Non-cash professional fees on conversion of debt	550	5,633
Non-cash interest expense on conversion of debt	(53,354)	(21,350)
Penalties on convertible promissory notes		197,821
Amortization of financing fees	101,431	153,566
Impairment loss on intangibles	513,254	80,169
Stock-based compensation	379,222	57,020
Gain on forgiveness of convertible promissory notes and accrued interest	(420,216)	(320,134)
Gain (loss) on disposal of long-lived assets	(44,591)	112
Loss on revaluation	1,018,825	-
Change in business combination consideration		88,107
Changes in non-cash working capital:
Trade receivables	125,445	(56,193)
Government remittances receivable	(9,615)	33,827
Other receivables	-	12,832
Inventory	4,315	(18,279)
Prepaid expenses and deposits	36,937	(44,816)
Deferred asset	3,956	-
Accounts payable	88,374	91,052
Government remittances payable	32,065	183,783
Accrued liabilities	548,211	633,640
Deferred revenue	(4,867)	(4,402)
Net cash used in operating activities	(2,040,974)	(483,587)
Cash flows from investing activities
Purchase of intangible assets	(326,012)	(20,637)
Purchase of long-lived assets (i)	(1,875,440)	(358,964)
Proceeds on disposal of long-lived assets	48,727	75
Net cash provided by (used in) investing activities	(2,152,725)	(379,526)
Cash flows from financing activities
Advances	-	82,593
Repayments of advances	(15,708)	(71,062)
Advance of long-term debt (i)	1,516,200	545,568
Repayment of long-term debt	(111,137)	(143,584)
Repayments of obligations under capital lease	(157,444)	(145,678)
Advances of convertible promissory notes (ii)	2,629,500	-
Repayment of convertible promissory notes	(292,660)	(263,000)
Advances of loans payable to related parties (iii)	387,525	411,473
Repayments of loans payable to related parties	(53,466)	(48,337)
Subscription payable proceeds (net of share issue costs)	292,866	8,580
Net cash provided by financing activities	4,195,676	376,553
Effect of exchange rate on cash	27,599	17,293
Increase (decrease) in cash	29,576	(469,267)
Cash and cash equivalents-beginning of period	6,457	7,926
Restricted cash-beginning of period	-	467,798
Cash and cash equivalents and restricted cash-beginning of period	6,457	475,724
Cash and cash equivalents end of period	$36,033	$6,457
Supplemental Cash Flow Disclosure:
Interest paid	$678,548	$677,774

(i) Refer to notes 9, long-lived assets, net and 12, long-term debt, for the increases in long-term debt on long-lived assets, net acquisitions

(ii) Refer to note 14, convertible promissory notes and note 17 capital stock, for the issuance of capital stock on the conversion of debt

(iii) Refer to note 16, loan payable to related party, for the issuance of capital stock on the conversion of debt.

The accompanying notes are an integral part of these consolidated financial statements.

SusGlobal Energy Corp.
Notes to the Consolidated Financial Statements
December 31, 2021 and 2020
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

On May 23, 2017, SusGlobal filed an Application for Authorization to continue in another Jurisdiction with the Ministry of Government Services in Ontario and a certificate of corporate domestication and certificate of incorporation with the Secretary of State of the State of Delaware under which it changed its jurisdiction of incorporation from Ontario to the State of Delaware (the "Domestication"). In connection with the Domestication each of the currently issued and outstanding common shares were automatically converted on a one-for-one basis into common shares compliant with the laws of the state of Delaware (the "Shares"). As a result of the Domestication, pursuant to Section 388 of the General Corporation Law of the State of Delaware (the "DGCL"), SusGlobal continued its existence under the DGCL as a corporation incorporated in the State of Delaware. The business, assets and liabilities of SusGlobal and its subsidiaries on a consolidated basis, as well as its principal location and fiscal year, were the same immediately after the Domestication as they were immediately prior to the Domestication. SusGlobal filed a Registration Statement on Form S-4 to register the Shares and this registration statement was declared effective by the Securities and Exchange Commission on May 12, 2017.

On December 11, 2018, the Company began trading on the OTCQB venture market exchange, under the ticker symbol SNRG.

SusGlobal is a renewables company focused on acquiring, developing and monetizing a global portfolio of proprietary technologies in the waste to energy and regenerative products application.

These consolidated financial statements of SusGlobal and its wholly-owned subsidiaries, SusGlobal Energy Canada Corp. ("SGECC"), SusGlobal Energy Canada I Ltd. ("SGECIL"), SusGlobal Energy Belleville Ltd. ("SGEBL"), SusGlobal Energy Hamilton Ltd. ("SGEHL") and 1684567 Ontario Inc. ("1684567") (together, the "Company"), have been prepared following generally accepted accounting principles in the United States ("US GAAP") for annual financial information and the Securities Exchange Commission ("SEC") instructions to Form 10-K and Article 8 of SEC Regulation S-X, and are expressed in United States Dollars.

2. Going Concern

The consolidated financial statements have been prepared in accordance with US GAAP, which assumes that the Company will be able to meet its obligations and continue its operations for the next twelve months.

The Company incurred a net loss of $4,865,855 (2020-$2,012,314) for the year ended December 31, 2021 and as at that date had a working capital deficit of $13,651,619 (December 31, 2020-$9,830,314) and an accumulated deficit of $18,334,649 (December 31, 2020-$13,468,794) and expects to incur further losses in the development of its business. On February 18, 2021, PACE and the Company reached a new agreement to repay all amounts owing to PACE on or before July 30, 2021. Management was not able to meet the July 30, 2021 deadline. On August 13, 2021, PACE agreed to allow the Company until August 31, 2021 to bring the arrears current and continue to September 2022, the original maturity date. Management was not able to meet the August 31, 2021 deadline. On November 15, 2021, the Company paid all arrears to PACE and PACE agreed to allow the Company to continue payments to the end of the terms of each obligation, September 2022.  Management continues discussions with equity investors to re-finance its remaining obligations to PACE, and repay other creditors and has had discussions with the appropriate party to extend the repayment date on the 1st mortgage which currently matures September 1, 2022.  One of the Company's significant customer contracts expired at the end of the prior year and one customer contract was terminated by the Company at the end of this year's third quarter.  The Company is also anticipating a successful underwriting and a high probability of raising significant funds in the upcoming filing of its amended registration statement.

These factors cast substantial doubt as to the Company's ability to continue as a going concern, which is dependent upon its ability to obtain the necessary financing to further the development of its business, satisfy its obligations to PACE and its other creditors, and upon achieving profitable operations through revenue growth. There is no assurance of funding being available or available on acceptable terms. Realization values may be substantially different from carrying values as shown.

SusGlobal Energy Corp.
Notes to the Consolidated Financial Statements
December 31, 2021 and 2020
(Expressed in United States Dollars)

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
3. Recently Adopted Accounting Pronouncements

On January 1, 2021, the Company early adopted Accounting Standards Update ("ASU") No. 2020-06, -Debt-"Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity": simplifies accounting for convertible instruments by removing major separation models required under current US GAAP.  ASU 2020-06 reduces the number of models used to account for convertible instruments, amends diluted earnings per share "EPS" calculations for convertible instruments, and amends the requirements for a contract (or embedded derivative) that is potentially settled in an entity's own shares to be classified in equity. The ASU updates the guidance on certain embedded conversion features that are not required to be accounted for as derivatives under Topic 815, Derivatives, or Hedging, or that do not result in substantial premiums accounted for as paid-in capital, such that those features are no longer required to be separated from the host contract. The convertible debt instruments will be accounted for as a single liability measured at amortized cost. This will also result in the interest expense recognized for convertible debt instruments to be typically closer to the coupon interest rate when applying the guidance in Topic 835, Interest. The amendments add certain disclosure requirements to increase transparency and decision-usefulness about a convertible instrument's terms and features. Under ASU 2020-06, the Company must use the if-converted method for including convertible instruments in diluted EPS as opposed to the treasury stock method. ASU 2020-06 is effective for annual reporting periods beginning after December 15, 2023. Early adoption is allowed under the standard with either a modified retrospective or full retrospective method. There were no embedded conversion features accounted for as equity or derivatives in the convertible promissory notes outstanding on January 1, 2021 The Company early adopted ASU 2020-06 on January 1, 2021 using the modified retrospective method. As a result, the adoption of ASU 2020-06 did not have any impact on the opening balances in the annual consolidated financial statements.

4. Significant Accounting Policies

a)      Principles of consolidation

The consolidated financial statements include the accounts of SusGlobal and its wholly-owned subsidiaries, SGECC, incorporated on December 14, 2015, SGECIL, incorporated on December 15, 2015, SGEBL, incorporated on July 27, 2017, SGEHL, incorporated on August 10, 2021 and 1684567, acquired effective May 24, 2019. All significant inter-company balances and transactions have been eliminated on consolidation.

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

SusGlobal Energy Corp.
Notes to the Consolidated Financial Statements
December 31, 2021 and 2020
(Expressed in United States Dollars)

4. Significant Accounting Policies, (continued)

Business acquisitions are accounted for using the acquisition method whereby acquired assets and liabilities are recorded at fair value as at the date of acquisition with the excess of the purchase consideration over such value being recorded as goodwill and allocated to reporting units ("RUs"). If the fair value of the net assets acquired exceeds the purchase consideration, the difference is recognized immediately as a gain in the consolidated statements of operations. Acquisition related costs are expensed in the period in which they are incurred, except for the cost of debt or equity instruments issued in relation to the acquisition which is included in the carrying amount of the related instrument. Certain fair values may be estimated at the acquisition date pending confirmation or completion of the valuation process. Where provisional values are used in accounting for a business combination, they are adjusted retrospectively in subsequent periods. However, the measurement period will not exceed one year from the acquisition date. If the assets acquired are not a business, the transaction is accounted for as an asset acquisition.  The Company’s recent acquisition, as described under note 9, Long-lived Assets, was accounted for as an asset acquisition whereby the total acquisition price is allocated on assets acquired based on relative fair values and acquisition related costs are considered a part of the acquisition price.

c)      Use of estimates

The preparation of the Company's consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based on management's best knowledge of current events and actions the Company may undertake in the future. The Company regularly evaluates estimates and assumptions. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. Areas involving significant estimates and assumptions include: the allowance for doubtful accounts, inventory valuation, useful lives of long-lived and intangible assets, impairment of long-lived assets and intangible assets, valuation of asset acquisition, accruals, fair value of convertible promissory notes, deferred income tax assets and related valuation allowance, environmental remediation costs, stock-based compensation and going concern. Actual results could differ from these estimates. These estimates are reviewed periodically and as adjustments become necessary, they are reported in earnings in the period in which they become available.

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

SusGlobal Energy Corp.
Notes to the Consolidated Financial Statements
December 31, 2021 and 2020
(Expressed in United States Dollars)

4. Significant Accounting Policies, (continued)

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

The carrying amounts of the Company's financial instruments, such as cash, trade receivables, accounts payable and accrued liabilities approximates fair value due to the short-term nature of these instruments. The carrying amount of the advance, long-term term debt, obligations under capital lease, mortgages payable and loans payable to related parties also approximates fair value due to their market interest rate.

In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, and also considers counterparty credit risk in its assessment of fair value. The Company had no financial assets or liabilities recorded at fair value on a recurring basis as at December 31, 2021, and December 31, 2020 except for the convertible promissory notes for which the Company elected the fair value option. The convertible promissory notes for which the fair value option has been elected are carried at fair value based on Level 3 inputs (see Note 14).

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

h)      Intangible assets

Intangible assets included a technology license, which was stated at cost less accumulated amortization and was amortized on a straight-line basis over the useful life which was the contract term of five years plus the renewal option of five years and customer lists, which are stated at cost less accumulated amortization and are amortized on a straight-line basis over the useful lives of the customer contracts, which ranged between forty-five and sixty-six months. Intangible assets also include environmental compliance approvals and trademarks, which are stated at cost, have indefinite useful lives and are not amortized until their useful lives are determined to be no longer indefinite. The Company evaluates the intangible assets for impairment annually in the fourth quarter or when triggering events are identified and whether events and circumstances continue to support the indefinite useful life. For the year ended December 31, 2021, an impairment loss of $513,254 (C$643,175) (2020-$4,564; C$6,117) was recorded and included under other (loss) income in the consolidated statements of operations and comprehensive loss. Refer also to note 19, other (loss) income.

i)      Goodwill

Goodwill arising on an acquisition of a business represents the excess of the purchase price over the fair value of the net identifiable assets of the acquired business. Goodwill is carried at cost as established at the date of acquisition of the acquired business less accumulated impairment losses, if any. Management assesses goodwill impairment annually in the fourth quarter or more frequently if events or changes in circumstances indicate that it might be impaired by comparing its carrying value to the fair value of the acquired business. For the year ended December 31, 2021, an impairment adjustment of $nil (C$nil) (2020-$75,605; C$101,334) was recorded and included under other (loss) income in the consolidated statements of operations and comprehensive loss. Refer also to note 18, other (loss) income.

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

SusGlobal Energy Corp.
Notes to the Consolidated Financial Statements
December 31, 2021 and 2020
(Expressed in United States Dollars)

4. Significant Accounting Policies, (continued)

k)      Impairment of long-lived assets

In accordance with ASC 360, "Property, Plant and Equipment", long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable.

The Company evaluates at each balance sheet date whether events or circumstances have occurred that indicate possible impairment. If there are indications of impairment, the Company uses future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the carrying amounts are recoverable. In the event that such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value. At December 31, 2021, the Company tested the long-lived assets for impairment to determine whether the carrying value exceeded the fair value. The Company used quoted market values and independent appraisals of its long-lived assets and determined that no impairment loss was required to be recognized.

l)      Debt issuance costs

Debt issuance costs related to a recognized debt liability are presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability. Debt issuance cost related to convertible promissory notes which are valued at fair value are expensed once incurred.

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

q)      Convertible promissory notes

The Company has elected the fair value option to account for its convertible promissory notes issued during 2021. In accordance with ASC 825, the convertible promissory notes are marked-to-market at each reporting date with changes in fair value recorded as a component of other income (expense), in the consolidated statements of operations and comprehensive loss. The Company has elected to include interest expense in the changes in fair value. Transaction costs are incurred as expensed. The Company did not elect the fair value option for the convertible promissory notes issued in 2019. The notes are measured at amortized cost.

SusGlobal Energy Corp.
Notes to the Consolidated Financial Statements
December 31, 2021 and 2020
(Expressed in United States Dollars)

4. Significant Accounting Policies, (continued)

r)      Stock-based compensation

The Company records compensation costs related to stock-based awards in accordance with ASC 718, Compensation-Stock Compensation, whereby the Company measures stock-based compensation cost at the grant date based on the estimated fair value of the award. Compensation cost is recognized on a straight-line basis over the requisite service period of the award. Where necessary, the Company utilizes the Black-Scholes option-pricing model to estimate the fair value of stock options granted, which requires the input of highly subjective assumptions including: the expected option life, the risk-free rate, the dividend yield, the volatility of the Company's stock price and an assumption for employee forfeitures. The risk-free rate is based on the U.S. Treasury bill rate at the date of the grant with maturity dates approximately equal to the expected term of the option. The Company has not historically issued any dividends and does not expect to in the near future. Changes in any of these subjective input assumptions can materially affect the fair value estimates and the resulting stock- based compensation recognized. The Company has not issued any stock options and has no stock options outstanding at December 31, 2021.

s)      Comprehensive Loss

The Company accounts for comprehensive loss in accordance with ASC 220, "Comprehensive Income," which establishes standards for reporting and presentation of comprehensive loss and its components. Comprehensive loss is presented in the consolidated statements of stockholders' deficiency and consists of net loss and foreign currency translation adjustments.

t)      Foreign currency translation

The functional currency of the Company is the Canadian dollar (the "C$") and its presentation or reporting currency is the United States dollar ("$"). Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities are translated using the historical rate on the date of the transaction. All exchange gains or losses arising from translation of these foreign currency transactions are included in net income (loss) for the year. In translating the financial statements of the Company's Canadian subsidiaries from their functional currency into the Company's reporting currency of $, balance sheet accounts are translated using the closing exchange rate in effect at the balance sheet date and income and expense accounts are translated using an average exchange rate prevailing during the reporting period. Adjustments resulting from the translation, if any, are included in cumulative other comprehensive income (loss) in stockholders' deficiency. The Company has not, to the date of these consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

5. Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the financial accounting standards board (the "FASB") or other standard setting bodies and adopted by the Company as of the specified effective date or possibly early adopted, where permitted.

In December 2019, the Financial Accounting Standards Board (the "FASB") issued ASU 2019-12 - Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, an authoritative guidance that simplifies the accounting for income taxes by removing certain exceptions and making simplifications in other areas. It is effective from the first quarter of fiscal year 2022, with early adoption permitted in any interim period. If adopted early, the Company must adopt all the amendments in the same period. The amendments have differing adoption methods including retrospectively, prospectively and/or modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption, depending on the specific change. The Company is assessing the impact that the adoption of ASU 2019-12 will have on the consolidated balance sheet and consolidated statement of operations.

6. Financial Instruments

Interest, Credit and Concentration Risk

SusGlobal Energy Corp.
Notes to the Consolidated Financial Statements
December 31, 2021 and 2020
(Expressed in United States Dollars)

6. Financial Instruments, (continued)

Interest rate risk is the risk borne by an interest-bearing asset or liability as a result of fluctuations in interest rates. Financial assets and financial liabilities with variable interest rates expose the Company to cash flow interest rate risk. The Company is exposed to significant interest rate risk on the current portion of its long-term debt and a portion of its convertible promissory notes of $7,727,628 (C$9,796,689) (2020-$6,327,520; C$8,056,430).

Credit risk is the risk of loss associated with a counterparty's inability to perform its payment obligations. As at December 31, 2021, the Company's credit risk is primarily attributable to cash and trade receivables. As at December 31, 2021, the Company's cash was held with reputable Canadian chartered banks, a credit union and a United States of America bank.

With regards to credit risk with customers, the customers' credit evaluation is reviewed by management and account monitoring procedures are used to minimize the risk of loss. The Company believes that no additional credit risk beyond amounts provided for by the allowance for doubtful accounts are inherent in accounts receivable. As at December 31, 2021, the allowance for doubtful accounts was $nil (C$nil) (2020-$nil; C$nil).

As at December 31, 2021, the Company is exposed to concentration risk as it had three customers (2020-five customers) representing greater than 5% of total trade receivables and three customers (December 31, 2020-five customers) represented 74% (December 31, 2020 - 96%) of trade receivables. The Company had certain customers whose revenue individually represented 10% or more of the Company's total revenue. These customers accounted for 80% (37%,19%, 13% and 11%) (2020-72%; 43%, 15% and 14%) of total revenue.

Liquidity Risk

Liquidity risk is the risk that the Company is unable to meet its obligations as they fall due. The Company takes steps to ensure it has sufficient working capital and available sources of financing to meet future cash requirements for capital programs and operations. Management is considering all its options to refinance its obligations to PACE and repay other creditors. Refer also to going concern, note 2.

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

Currency Risk

Although the Company's functional currency is the C$, the Company realizes a portion of its expenses in United States Dollars ("$"). Consequently, certain assets and liabilities are exposed to foreign currency fluctuations. As at December 31, 2021, $175,790 (2020-$527,847) of the Company's net monetary liabilities were denominated in $. The Company has not entered into any hedging transactions to reduce the exposure to currency risk.
7. Prepaid Expenses and Deposits

Included in prepaid expenses and deposits are costs, primarily for professional services to be expensed as stock-based compensation after December 31, 2021, in the amount of $73,172 and for professional services to be expensed as professional fees after December 31, 2021 in the amount of $32,143. These professional services expire at varying periods to March 31, 2023 and expensed evenly over these periods based on the terms of the associated agreements. The professional services disclosed under stock-based compensation related to general corporate consulting, marketing, branding and commercialization to market, and general investor relations services. The common shares issued for professional services are also noted under capital stock, note 17. The balance consists of costs and deposits for services expiring or relating to periods after December 31, 2021, including insurance, rent, a subscription and a legal retainer.

SusGlobal Energy Corp.
Notes to the Consolidated Financial Statements
December 31, 2021 and 2020
(Expressed in United States Dollars)

8. Intangible Assets

	2021	2020
Customer lists-limited life-C$nil (net of accumulated amortization of $13,027) (C$16,515) (2020-$10,809 (C$13,763) (net of accumulated amortization of $9,078 (C$11,559))	$-	$10,809
Trademarks-indefinite life-C$nil (2020-C$43,135)	-	33,878
Environmental compliance approvals (the "ECAs") -indefinite life- C$nil (2020-C$182,700)	-	143,493
	$-	$188,180

During the year ended December 31, 2021, the Company incurred fees in connection with various trademarks in the United States and Canada, in the amount $13,791 (C$17,483) (2020-$21,723; C$27,658). On December 31, 2021, the Company recorded an impairment loss on its trademarks in the amount of $48,373 (C$60,618).

On September 15, 2017, the Company acquired the ECAs, having an indefinite life, on the purchase of certain assets from BDO Canada Limited ("BDO") under an asset purchase agreement (the "APA"). On December 31, 2021, the Company recorded an impairment loss on these ECAs of $145,795 (C$182,700).

Effective May 24, 2019, the Company acquired customer lists of $22,608 (C$30,400) relating to certain municipal contracts. These customer lists are being amortized over terms ranging from forty-five to sixty-six months. During the year ended December 31, 2021, amortization of $3,955 (C$4,956) (2020-$7,618; C$9,971), disclosed under office and administration in the consolidated statements of operations and comprehensive loss and under amortization of intangible assets in the statements of cash flows. On December 31, 2021, the Company recorded an impairment loss of $7,027 (C$8,806) (2020-$3,789; C$5,079) on the customer lists.

As described in long-lived assets net, note 9, on August 17 2021, the Company acquired certain assets in Hamilton, Ontario, Canada, (the "Hamilton Property"), consisting of land, a vacant building and ECAs. The ECAs acquired totaled $309,792 (C$391,051) The fair value of the ECAs was valued using a replacement cost valuation approach and incorporated a margin on cost and an entrepreneurial margin of approximately 11% and 20% respectively. The purchase consideration of the Hamilton Property was allocated ratable on assets acquired as detailed under note 9 below. On December 31, 2021, the Company recorded an impairment loss on these ECAs, in the amount of $312,058 (C$391,051)

At December 31, 2021, the Company assessed whether its intangible assets were impaired and determined based on the current negative cash flows and the absence of any independent appraisals of its intangible assets, concluded that an impairment loss was required to be recognized. The total of the impairment loss, as described above, was $513,253 (C$643,175). The impairment loss is recorded under note 19, other (loss) income, in the consolidated statements of operations and comprehensive loss.

9. Long-lived Assets, net

		2021		2020
	Cost	Accumulated	Net book value	Net book value
		depreciation
Land	$3,380,356	$-	$3,380,356	$1,655,623
Property under construction	1,874,892	-	1,874,892	-
Composting buildings	2,391,736	607,536	1,784,200	1,965,959
Gore cover system	1,110,648	450,099	660,549	771,622
Driveway and paving	365,609	125,526	240,083	268,171
Machinery and equipment	410,551	346,269	64,282	99,227
Equipment under capital lease	502,544	368,057	134,487	269,116
Office trailer	9,466	9,466	-	1,527
Vacuum trailer	5,916	4,437	1,479	3,240
Computer equipment	6,972	6,972	-	385
Signage	6,519	2,601	3,918	2,601
Automotive equipment	173,661	39,074	134,587	4,754
	$10,238,870	$1,960,037	$8,278,833	$5,042,225
On August 17 2021, the Company acquired the Hamilton Property assets, consisting of land, a vacant building and ECAs. The total purchase price including costs of acquisition of $175,615 (C$221,680) totaled $3,590,773 (C$4,532,633). The costs of acquisition, were settled through cash payments of $119,094 (C$150,333) and the issuance of 200,000 common shares valued based on the trading price on the issuance date at $56,521 (C$71,347) to a consultant who assisted on the closing of the transaction. The issuance of common shares is also noted under capital stock, note 17, common shares issued for professional services. The purchase of the Hamilton Property was funded by cash of $396,364 (C$500,333), the issuance of 300,000 common shares to the vendor on closing, having a value based on the trading price on the issuance date of $84,781 (C$107,020), the issuance noted above of 200,000 common shares to a consultant who assisted on the closing of the transaction disclosed as part of common shares issued for professional services, under capital stock, note 17, a vendor take-back 1st mortgage of $1,584,400 (C$2,000,000) and a portion of the increased existing 1st mortgage of $1,468,686 (C$1,853,933), disclosed under note 12(d), long-term debt. The cost of the purchase price was allocated ratably over the estimated fair value of each long-lived asset acquired, land of $1,724,979 (C$2,177,442), included above under land and building $1,556,002 (C$1,964,141), described above as property under construction. Refer to intangible assets, note 8, for details of the balance of the purchase price representing ECAs acquired.

SusGlobal Energy Corp.
Notes to the Consolidated Financial Statements
December 31, 2021 and 2020
(Expressed in United States Dollars)

9. Long-lived Assets, net, (continued)

Also included under property under construction, are construction costs incurred subsequent to the acquisition in the amount of $325,577 (C$412,750).

During the year ended December 31, 2021, depreciation is disclosed in cost of sales in the amount of $507,070 (C$635,426) (2020-$504,838; C$676,636) and in office and administration in the amount of $2,951 (C$3,698) (2020-$5,112; C$6,852) in the consolidated statements of operations and comprehensive loss.

In addition, under deferred assets in the consolidated balance sheets is an accrual in the amount of $nil (C$nil) (December 31, 2020-$215,953; C$274,959), for certain long-lived assets previously expected to be received.

10. Related Party Transactions

For the year ended December 31, 2021, the Company incurred $287,280 (C$360,000) (2020-$134,298; C$180,000) respectively, in management fees expense with Travellers International Inc. ("Travellers"), an Ontario company controlled by a director and the president and chief executive officer (the "CEO"); and $76,608 (C$96,000) (2020-$71,626; C$96,000) in management fees expense with the Company's chief financial officer (the "CFO"). As at December 31, 2021, unpaid remuneration and unpaid expenses in the amount of $14,755 (C$18,706) (December 31, 2020-$396,160; C$504,405) is included in accounts payable in the consolidated balance sheets. The amounts previous owed to the former chief executive officer in the amount of $310,428 (C$395,500), including the harmonized sales taxes, were settled for $225,435 (C$282,500) and paid on December 7, 2021. The amount over and above the settlement amount relating to management fees prior to 2020, $79,800 (C$100,000), was written off to management fees in the consolidated statements of operations and comprehensive loss.

In addition, during the year ended December 31, 2021, the Company incurred interest expense of $nil (C$nil) (2020-$6,096; C$8,171) on outstanding loans from Travellers and $283 C$(355) (2020-$nil; C$nil) on the outstanding loan from the CFO.

For the year ended December 31, 2021, the Company incurred $90,014 (C$112,800) (2020-$75,331; C$100,967) in rent expense paid under a lease agreement, currently under a month-to-month lease with Haute Inc. ("Haute"), an Ontario company controlled by the CEO.

For those independent directors providing their services throughout 2021, the Company recorded directors compensation for the year ended December 31, 2021 in the amount of $53,136 (C$66,587) (2020-$37,619; $50,421). Also included in directors' compensation for the year ended December 31, 2021, is the audit committee chairman's fees, in the amount of $nil (C$nil) (2020-$2,862; C$3,836). As at December 31, 2021, outstanding directors compensation of $nil (C$nil) (2020-$2,663; C$3,390) is included in accounts payable and $70,358 (C$89,196) (2020-$37,244; C$47,421) is included in accrued liabilities, in the consolidated balance sheets.

Furthermore, for the year ended December 31, 2021, the Company recognized management stock-based compensation expense of $217,035 (2020 $nil and $nil), on the common stock issued to the CEO and the CFO, 1,000,000 and 50,000 common stock respectively, on commencement of their new executive consulting agreements, effective January 1, 2021.

11. Advance

On August 4, 2020, the Company received an advance in the amount of $86,944 (C$110,700) from a private lender. The advance was repayable weekly at an amount of $4,821 (C$6,138). The amount was paid in full on January 26, 2021. For the year ended December 31, 2021, the Company incurred interest charges of $nil (C$nil) (2020-$30,222; C$40,507).

SusGlobal Energy Corp.
Notes to the Consolidated Financial Statements
December 31, 2021 and 2020
(Expressed in United States Dollars)

12. Long-Term Debt

		2021	2020
(a)	PACE Credit Facility-Due September 2, 2022	$750,465	$765,137
(b)	PACE Credit Facility-Due September 2, 2022	419,661	427,869
(c)	PACE Corporate Term Loan-Due September 13, 2022	2,546,536	2,592,947
(d)i.)	Mortgage Payable-Due September 1, 2022	4,010,966	2,541,567
(d)ii.)	Mortgage Payable-Due August 17, 2023	1,577,600	-
(e)	Canada Emergency Business Account-Due December 31, 2023	78,880	78,540
(f)	Corporate Term Loan-Due April 7, 2025	133,584	-
		9,517,692	6,406,060
Current portion		(7,765,421)	(6,327,520)
Long-Term portion		$1,752,271	$78,540

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

Refer also to going concern, note 2.

The PACE long-term debt is payable as noted below:

(a)	The credit facility bears interest at the PACE base rate of 7.00% plus 1.25% per annum, currently 8.25%, is payable in monthly blended installments of principal and interest of $6,913 (C$8,764) and matures on September 2, 2022. The first and only advance on the credit facility on February 2, 2017, in the amount of $1,262,080 (C$1,600,000), is secured by a business loan general security agreement, a $1,262,080 (C$1,600,000) personal guarantee from the CEO and a charge against the Haute leased premises. Also pledged as security are the shares of the wholly-owned subsidiaries, and a limited recourse guarantee against each of these parties. As noted above, the pledged shares were delivered by PACE and are currently held as security for the personal guarantee from the CEO and charge against the Haute leased premises. The credit facility is fully open for prepayment at any time without notice or bonus.

(b)	The credit facility advanced on June 15, 2017, in the amount of $473,280 (C$600,000), bears interest at the PACE base of 7.00% plus 1.25% per annum, currently 8.25%, is payable in monthly blended installments of principal and interest of $3,866 (C$4,901), and matures on September 2, 2022. The credit facility is secured by a variable rate business loan agreement on the same terms, conditions and security as noted above.

(c)	The corporate term loan advanced on September 13, 2017, in the amount of $2,937,607 (C$3,724,147), bears interest at PACE base rate of 7.00% plus 1.25% per annum, currently 8.25%, is payable in monthly blended installments of principal and interest of $23,436 (C$29,711), and matures on September 13, 2022. The corporate term loan is secured by a business loan general security agreement representing a floating charge over the assets and undertakings of the Company, a first priority charge under a registered debenture and a lien registered under the Personal Property Security Act in the amount of $3,155,971 (C$4,000,978) against the assets including inventory, accounts receivable and equipment. The corporate term loan also included an assignment of existing contracts included in the asset purchase agreement.

For the year ended December 31, 2021, $318,714 (C$399,391) (2020-$302,758; C$405,788), in interest was incurred on the PACE long-term debt. As at December 31, 2021, $43,233 (C$54,808) (2020-$18,319; C$23,325) in accrued interest is included in accrued liabilities in the consolidated balance sheets.

SusGlobal Energy Corp.
Notes to the Consolidated Financial Statements
December 31, 2021 and 2020
(Expressed in United States Dollars)

12. Long-Term Debt, (continued)

(d)	i.)	The Company obtained a 1st mortgage provided by private lenders to finance the acquisition of the shares of 1684567 and to provide funds for additional financing needs, including additional lands, received in four tranches totaling $4,101,760 (C$5,200,000) (December 31, 2020-$2,591,820; C$3,300,000). The fourth tranche was received on August 13, 2021 in the amount of $1,498,720 (C$1,900,000) and a portion of this fourth tranche, $1,462,382 (C$1,853,933), was used to fund a portion of the purchase of the Hamilton Property, described under long-lived assets, net note 9. The 1st mortgage is repayable interest only on a monthly basis at an annual rate of the higher of the Royal Bank of Canada's prime rate plus 6.05% per annum (currently 8.50%) and 10% per annum with a maturity date of September 1, 2022. The 1st mortgage payable is secured by the shares held of 1684567, a 1st mortgage on the premises located at 704 Phillipston Road, Roslin, Ontario, Canada and a general assignment of rents. Financing fees on the 1st mortgage totaled $318,217 (C$403,419). As at December 31, 2021 $33,713 (C$42,740) (December 31, 2020-$36,215; C$46,110) of accrued interest is included in accrued liabilities in the consolidated balance sheets. In addition, as at December 31, 2021 there is $90,794 (C$115,104) (December 31, 2020-$50,253; C$63,984) of unamortized financing fees included in long-term debt in the consolidated balance sheets.

	ii.)	On August 17, 2021, the Company obtained a vendor take-back 1st mortgage in the amount of $1,577,600 (C$2,000,000), on the purchase of the Hamilton Property, described under long-lived assets, net note 9. The 1st mortgage bears interest at an annual rate of 2% per annum, repayable monthly interest only with a maturity date of August 17, 2023, secured by the assets on the Hamilton Property. In addition, as at December 31, 2021 there is $nil (C$nil) of accrued interest is included in accrued liabilities in the consolidated balance sheets.

For the year ended December 31, 2021, $308,101 (C$385,978) (2020-$214,853; C$287,968) in interest was incurred on the 1st mortgages payable.

(e)	As a result of the COVID-19 virus, the Government of Canada launched the Canada Emergency Business Account (the "CEBA"), a program to ensure that small businesses have access to the capital they need to see them through the current challenges and better position them to quickly return to providing services to their communities and creating employment. The program is administered by Canadian chartered banks and credit unions.

The Company has received a total of $78,490 (C$100,000) under this program, from its Canadian chartered bank.

Under the initial term date of the loans, which is detailed in the CEBA term loan agreements, the amount is due on December 31, 2022 and is interest-free. If the loans are not repaid by December 31, 2022, the Company can make payments, interest only, on a monthly basis at an annual rate of 5%, under the extended term date, beginning January 1, 2023, maturing December 31, 2025.

The CEBA term loan agreements were amended by extending the interest free repayment date by one year to December 31, 2023. If paid by December 31, 2023, 33.33% ($26,293; C$33,333), previously 25%, of the loans would be forgiven. Repayment terms on the extended period are unchanged.

The CEBA term loan agreements contain a number of positive and negative covenants, for which the Company is not in full compliance.

(f)	On April 8, 2021, the Company took delivery of a truck and hauling trailer for a total purchase price of $172,225 (C$218,338) plus applicable harmonized sales taxes. The purchase was financed by a bank term loan of $157,760 (C$200,000), over a forty-eight-month term, bearing interest at 4.95% per annum with monthly blended instalments of principal and interest payments of $3,866 (C$4,901) due April 7, 2025.

For the year ended December 31, 2021, $5,355 (C$6,711) in interest was incurred.

SusGlobal Energy Corp.
Notes to the Consolidated Financial Statements
December 31, 2021 and 2020
(Expressed in United States Dollars)

13. Obligations under Capital Lease

				2021	2020
	(a)	(b)	(c)	Total	Total
Obligations under Capital Lease	$-	$27,184	$193,949	$221,133	$375,140
Less: current portion	-	(27,184)	(63,863)	(91,047)	(375,140)
Long-term portion	$-	$-	$130,086	$130,086	$-

Refer also to going concern, note 2.

(a)	The lease agreement for certain equipment for the Company's organic waste processing and composting facility at a cost of $226,110 (C$286,650), was payable in monthly blended installments of principal and interest of $4,607 (C$5,840), plus applicable harmonized sales taxes and an option to purchase the equipment for a final payment of $22,448 (C$28,600), plus applicable harmonized sales taxes on October 31, 2021. The lease agreement bears interest at the rate of 5.982% annually, compounded monthly, due September 30, 2021. On November 3, 2021, the Company paid the final payment of $22,448 (C$28,600), plus applicable harmonized sales taxes.

(b)	The lease agreement for certain equipment for the Company's organic composting facility at a cost of $195,189 (C$247,450 ), is payable in monthly blended installments of principal and interest of $4,037 (C$5,118), plus applicable harmonized sales taxes for a period of forty-six months plus the first two monthly blended installments of $7,888 (C$10,000) plus applicable harmonized sales taxes and an option to purchase the equipment for a final payment of $19,468 (C$24,680) plus applicable harmonized sales taxes on February 27, 2022. The leasing agreement bears interest at the rate of 6.15% annually, compounded monthly, due January 27, 2022.

(c)	The lease agreement for certain equipment for the Company's organic waste processing and composting facility at a cost of $307,356 (C$389,650), is payable in monthly blended installments of principal and interest of $5,405 (C$6,852), plus applicable harmonized sales taxes for a period of fifty-nine months plus an initial deposit of $15,342 (C$19,450) plus applicable harmonized sales taxes and an option to purchase the equipment for a final payment of a nominal amount of $79 (C$100) plus applicable harmonized sales taxes on February 27, 2025. The leasing agreement bears interest at the rate of 3.59% annually, compounded monthly, due February 27, 2025.

The lease liabilities are secured by the equipment under capital lease as described in note 8.

Minimum lease payments as per the original terms of the obligations under capital lease are as follows:

In the year ending December 31, 2022	$97,451
In the year ending December 31, 2023	64,862
In the year ending December 31, 2024	64,862
In the year ending December 31, 2025	5,484
232,659
Less: imputed interest	(11,526)
Total	$221,133

For the year ended December 31, 2021, $13,426 (C$16,825) (2020-$18,090; C$24,246) in interest was incurred.

SusGlobal Energy Corp.
Notes to the Consolidated Financial Statements
December 31, 2021 and 2020
(Expressed in United States Dollars)

14. Convertible Promissory Notes

		2021	2020
(a)	Convertible promissory notes-March 7 and March 8, 2019	$-	$491,500
(b)	Convertible promissory note-May 23, 2019	-	242,000
(c)	Convertible promissory note-July 19, 2019	-	187,000
(d)	Convertible promissory note-October 17, 2019	-	171,600
(e)	Convertible promissory note-March 31, 2021	553,453	-
(f)	Convertible promissory note-April 1, 2021	455,072	-
(g)	Convertible promissory note-June 16, 2021	460,418	-
(h)	Convertible promissory note-August 26, 2021	143,109	-
(i)	Convertible promissory notes-October 28 and 29, 2021	1,852,495	-
(j)	Convertible promissory notes-December 2, 2021	333,969	-
		$3,798,516	$1,092,100

Convertible promissory notes (a) through (d) are accounted for at amortized cost and reflect the net debt carrying amount effected by the outstanding balance of the original issue discount, in the consolidated balance sheet. The net unamortized financing costs are $nil as of December 31, 2021 ($nil – 2020)

Convertible promissory notes (e) through (j) are accounted for under the fair value option in the consolidated balance sheet as of December 31, 2021. The actual principal outstanding on the balance of the notes as at December 31, 2021 is $3,214,658.

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

SusGlobal Energy Corp.
Notes to the Consolidated Financial Statements
December 31, 2021 and 2020
(Expressed in United States Dollars)

14.	Convertible Promissory Notes, (continued)

The Company initially reserved a minimum of eight (8) times the number of its authorized and unissued Common Stock (the "March 2019 Reserved Amounts"), free from pre-emptive rights, to provide for the issuance of Common Stock upon the full conversion of the March 2019 Investor Notes. Upon full conversion of the March 2019 Investor Notes, any shares remaining in such reserve were cancelled.

Since the March 2019 Investor Notes were not repaid by their March 7, 2020 and March 8, 2020 maturity dates, they were in default resulting in the outstanding balance (principal plus accrued interest) increasing by 10% and the interest rate on the 2019 March Investor Notes increasing from 12% to 24% annually, effective January 28, 2020.

On December 24, 2020, one of the two March 2019 Investors accepted a payment of $165,000 representing payment in full of all obligations due and owing under their March 2019 Investor Note. This resulted in a gain on forgiveness of debt of $119,983, including accrued interest of $68,085, in 2020.

On January 19, 2021, the remaining March 2019 Investor and the Company reached an agreement for payment in full of all obligations due and owing under its March 2019 Investor Notes by payments totaling $550,000, $50,000 paid on January 20, 2021, $200,000 on or before March 1, 2021 and the final balance of $300,000 was due on or before March 31, 2021.

On January 20, 2021, the Company paid $50,000 in cash. The March 1, 2021 payment date was extended and settled on March 11, 2021 with the issuance of 1,075,124 shares to convert an outstanding principal and accrued interest and related costs of $135,000 and approximately $33,000 respectively.

The March 31, 2021 payment date was extended and on August 19, 2021, the Company issued 591,905 shares to convert an outstanding principal and accrued interest and related costs of $75,000 and approximately $21,000 respectively. On November 3, 2021, the March 2019 Investor accepted a final cash payment of $200,000 from the Company.

During the year ended December 31, 2021, the settlement of the March 2019 Investor Notes resulted in a gain on forgiveness of approximately $196,000 disclosed under other (loss) income in the consolidated statements of operations and comprehensive loss. Refer also to note 19, other (loss) income.

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

SusGlobal Energy Corp.
Notes to the Consolidated Financial Statements
December 31, 2021 and 2020
(Expressed in United States Dollars)

14.	Convertible Promissory Notes, (continued)

On January 21, 2021, the May 2019 Investor converted the remaining balance of his May 2019 Investor Note for 846,154 common shares of the Company. This satisfied in full all obligations due and owing under the May 2019 Investor Note. This resulted in a gain on forgiveness of debt of $95,346, including accrued interest of $73,346, disclosed as other (loss) income in the consolidated statements of operations and comprehensive loss.

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

On January 21, 2021, the July 2019 Investor converted the remaining balance of his July 2019 Investor Note for 653,846 common shares of the company. This satisfied in full all obligations due and owing under the July 2019 Investor Note. This resulted in a gain on forgiveness of debt of $69,882, including accrued interest of $52,882, disclosed as other (loss) income in the consolidated statements of operations and comprehensive loss

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

SusGlobal Energy Corp.
Notes to the Consolidated Financial Statements
December 31, 2021 and 2020
(Expressed in United States Dollars)

14.	Convertible Promissory Notes, (continued)

On January 21, 2021, the October 2019 Investor converted the remaining balance of its October 2019 Investor Note for 600,000 common shares of the company. This satisfied in full all obligations due and owing under the October 2019 Investor Note. This resulted in a gain on forgiveness of debt of $58,591, including accrued interest of $42,991, disclosed as other (loss) income in the consolidated statements of operations and comprehensive loss.

(e)

On March 31, 2021, the Company entered into a securities purchase agreement (the "March 2021 SPA") with one investor (the "March 2021 Investor") pursuant to which the Company issued to the March 2021 Investor one 10% unsecured convertible promissory note (the "March 2021 Investor Note") in the principal amount of $275,000.  The March 2021 Investor Note includes an original issue discount of (the "OID") of $25,000.  In addition, the March 31, 2021 Investor was issued 200,000 common shares immediately subsequent to the issue date. The Company used the with-and-without method to allocate the proceeds between the convertible promissory note and the common shares. As a result, all of the proceeds were allocated to the convertible promissory note and $nil to the common shares.

The maturity date of the March 2021 Investor Note was September 30, 2021. The March 2021 Investor Note bears interest at a rate of 10% per annum (the "March 2021 Interest Rate"). The March 2021 Investor is entitled to, at its option, at any time after issuance of the March 2021 Investor Note, convert all or any amount of the principal amount and any accrued but unpaid interest of the March 2021 Investor Note into Common Stock, at a conversion price of $0.20 per share. Under the original terms of the March 2021 Investor Note may be prepaid until 180 days from its issue date at a prepayment premium of 120%. Any portion of the March 2021 Investor Note which is not repaid by the maturity date will bear interest at the default interest rate of 18% per annum.

On November 22, 2021, the March 2021 Investor extended the maturity date to March 31, 2022 in exchange for a payment of $486,474. On April 7, 2022, the March 2021 Investor extended the maturity date of the March 2021 Investor Note to April 30, 2022.

The Company initially reserved 5,000,000 of its authorized and unissued Common Stock (the "March 2021 Reserved Amount"), free from pre-emptive rights, to provide for the issuance of Common Stock upon the full conversion of the March 2021 Investor Note.

(f)	On April 1, 2021, the Company entered into a securities purchase agreement (the "April 2021 SPA") with one investor (the "April 2021 Investor") pursuant to which the Company issued to the April 2021 Investor one 10% unsecured convertible promissory note (the "April 2021 Investor Note") in the principal amount of $275,000. The April 2021 Investor Note includes an OID of $25,000. In addition, the April 2021 Investor was issued 200,000 common shares immediately subsequent to the issue date. The Company used the with-and-without method to allocate the proceeds between the convertible promissory note and the common shares. As a result, all of the proceeds were allocated to the convertible promissory note and $nil to the common shares.

The maturity date of the April 2021 Investor Note was September 30, 2021. The April 2021 Investor Note bears interest at a rate of 10% per annum (the "April 2021 Interest Rate"). The April 2021 Investor is entitled to, at its option, at any time after issuance of the April 2021 Investor Note, convert all or any amount of the principal amount and any accrued but unpaid interest of the April 2021 Investor Note into Common Stock, at a conversion price of $0.20 per share. The original terms of the April 2021 Investor Note may be prepaid until 180 days from its issue date at a prepayment premium of 120%. Any portion of the April 2021 Investor Note which is not repaid by the maturity date will bear interest at the default interest rate of 18% per annum.

The Company initially reserved 5,000,000 of its authorized and unissued Common Stock (the "April 2021 Reserved Amount"), free from pre-emptive rights, to provide for the issuance of Common Stock upon the full conversion of the April 2021 Investor Note.

On December 9, 2021, the April 2021 Investor agreed to adjust the balance of the note, as it was past due, to $400,000. On January 4, 2022, the April 2021 Investor provided the Company with a request to convert the amount due, $400,000 into 2,000,000 common shares of the Company. The common shares were issued on January 17, 2022. Refer to note 24(b), subsequent events, for details of the conversion.

SusGlobal Energy Corp.
Notes to the Consolidated Financial Statements
December 31, 2021 and 2020
(Expressed in United States Dollars)

14.	Convertible Promissory Notes, (continued)

(g)	On June 16, 2021, the Company entered into a securities purchase agreement (the "June 2021 SPA") with one investor (the "June 2021 Investor") pursuant to which the Company issued to the June 2021 Investor one 10% unsecured convertible promissory note (the "June 2021 Investor Note") in the principal amount of $450,000. The June 2021 Investor Note includes an OID of $35,000. In addition, the June 2021 Investor was issued 1,000,000 common shares of the Company. The Company used the with-and-without method to allocate the proceeds between the convertible promissory note and the common shares. As a result, all of the proceeds were allocated to the convertible promissory note and $nil to the common shares

The maturity date of the June 2021 Investor Note is June 16, 2022. The June 2021 Investor Note bears interest at a rate of 10% per annum (the "June 2021 Interest Rate"), which shall be paid by the Company to the June 2021 Investor on a monthly basis, commencing on the first of the month following issuance. The June 2021 Investor may convert the principal amount and any accrued but unpaid interest into the Company's common stock from time to time following an event of default (as defined in the June 2021 Investor Note), with interest accruing at the default interest rate of 15% per annum from an event of default, at a conversion price (the "Conversion Price") equal to the lesser of 90% (representing a 10% discount) multiplied by the lowest trading price (i) during the previous twenty (20) trading day (as defined in the June 2021 Investor Note) period ending on the issuance date of the June 2021 Investor Note, or (ii) during the previous twenty (20) trading day period ending on date of conversion of the June 2021 Investor Note. The June 2021 Investor Note may be prepaid at any time in cash equal to the sum of (a) the then outstanding principal amount of the June 2021 Investor Note plus (b) accrued and unpaid interest on the unpaid principal balance of the June 2021 Investor Note plus (c) default interest (as defined in the June 2021 Investor note on the occurrence of a default), if any.

The Company initially reserved 7,000,000 of its authorized and unissued Common Stock (the "June 2021 Reserved Amount"), free from pre-emptive rights, to provide for the issuance of Common Stock upon the full conversion of the June 2021 Investor Note.

(h)	On August 26, 2021, the Company entered into a securities purchase agreement (the "August 2021 SPA") with one investor (the "August 2021 Investor") pursuant to which the Company issued to the August 2021 Investor one 10% unsecured convertible promissory note (the "August 2021 Investor Note") in the principal amount of $142,200. The August 2021 Investor Note included an OID of $13,450. In addition, the August 2021 Investor was issued 80,000 common shares of the Company. The Company used the with-and-without method to allocate the proceeds between the convertible promissory note and the common shares. As a result, all of the proceeds were allocated to the convertible promissory note and $nil to the common shares

The maturity date of the August 2021 Investor Note is August 26, 2022. The August 2021 Investor Note bears interest at a rate of 10% per annum (the "August 2021 Interest Rate"). The August 2021 Investor Note will include a one-time interest charge of $14,220, which shall be at repayable by the Company in 10 equal monthly amounts of $15,642 (including principal and interest) commencing October 15, 2021.

The August 2021 Investor may convert the principal amount and any accrued but unpaid interest into the Company's common stock from time to time following an event of default (as defined in the August 2021 Investor Note), with default interest accruing at the default interest rate of 22% per annum, at a conversion price (the "Conversion Price") equal to the lesser of 75% (representing a 25% discount) multiplied by the lowest trading price (i) during the previous five (5) trading day (as defined in the August 2021 Investor Note), period prior to conversion. The Company has the right to accelerate the monthly payments or prepay the August 2021 Investor Note at any time without penalty.

The Company initially reserved 2,972,951 of its authorized and unissued Common Stock (the "August 2021 Reserved Amount"), free from pre-emptive rights, to provide for the issuance of Common Stock upon the full conversion of the August 2021 Investor Note.

(i)

On October 28 and 29, the Company entered into two securities purchase agreement (the "October 2021 SPAs) with two investors (the "October 2021 Investors") pursuant to which the Company issued to the October 2021 Investors two 15% OID unsecured convertible promissory notes (the "October 2021 Investor Notes") in the principal amount of $1,765,118.  The October 2021 Investor Notes are convertible, with accrued interest, from time to time on notice of a liquidity event (a "Liquidity Event"). A Liquidity Event is defined as a public offering of the Company's common stock resulting in the listing for trading of the common stock on any one of a number of exchanges. The October 2021 Investor Notes can be prepaid prior to maturity for an amount of 120% of the prepayment amount. The Company used the with-and-without method to allocate the proceeds between the convertible promissory note and the common shares. As a result, all of the proceeds were allocated to the convertible promissory note and $nil to the common shares

SusGlobal Energy Corp.
Notes to the Consolidated Financial Statements
December 31, 2021 and 2020
(Expressed in United States Dollars)

14.	Convertible Promissory Notes, (continued)

The maturity date of the October 2021 Investor Notes is the earlier of (i) July 28 and 29, 2022 and (ii) the occurrence of a Liquidity Event, as described above (the "Maturity Date"). Upon the occurrence of a Liquidity Event, the October 2021 Investors are entitled to convert all or a portion of their October 2021 Investor Notes including any accrued and unpaid interest at conversion price (the "Conversion Price") equal to the lesser of 70% (representing a 30% discount) multiplied by the price per share of the Common Stock at the public offering associated with the Liquidity Event.  Upon the occurrence of an event of default, the interest rate on the October 2021 Investor Notes will immediately accrue at 24% per annum and be paid in cash monthly to the October 2021 Investors, until the default is cured. And, the Conversion Price will be reset to 85% of the lowest volume weighted average price for the ten consecutive trading days ending on the trading day that is immediately prior to the applicable conversion date.

The Company initially reserved 1,585,000 of its authorized and unissued Common Stock (the "October 2021 Reserved Amount"), free from pre-emptive rights, to be issued upon conversion of the October 2021 Investor Notes.

(j)	On December 2, 2021, the Company entered into a securities purchase agreement (the "December 2021 SPA") with one investor (the "December 2021 Investor") pursuant to which the Company issued to the December 2021 Investor one 10% unsecured convertible promissory note (the "December 2021 Investor Note") in the principal amount of $350,000. The December 2021 Investor Note included an OID of $35,000. In addition, the December 2021 Investor was issued 857,143 common shares of the Company. The Company used the with-and-without method to allocate the proceeds between the convertible promissory note and the common shares. As a result, all of the proceeds were allocated to the convertible promissory note and $nil to the common shares.

The maturity date of the December 2021 Investor Note is June 2, 2022. The December 2021 Investor Note bears interest at a rate of 10% per annum (the "December 2021 Interest Rate"), which shall be paid by the Company to the December 2021 Investor on a monthly basis, commencing on the first of the month following issuance. The December 2021 Investor may convert the principal amount and any accrued but unpaid interest into the Company's common stock from time to time following an event of default (as defined in the December 2021 Investor Note), with interest accruing at the default interest rate of 15% per annum from the event of default, at a conversion price (the "Conversion Price") equal to the lesser of 90% (representing a 10% discount) multiplied by the lowest trading price (i) during the previous twenty (20) trading day (as defined in the December 2021 Investor Note) period ending on the issuance date of the December 2021 Investor Note, or (ii) during the previous twenty (20) trading day period ending on date of conversion of the December 2021 Investor Note. The December 2021 Investor Note may be prepaid at any time in cash equal to the sum of (a) the then outstanding principal amount of the December 2021 Investor Note plus (b) accrued and unpaid interest on the unpaid principal balance of the December 2021 Investor Note plus (c) default interest (as defined in the December 2021 Investor Note) on the occurrence of an event of default), if any.

The Company initially reserved 5,000,000 of its authorized and unissued Common Stock (the "December 2021 Reserved Amount"), free from pre-emptive rights, to provide for the issuance of Common Stock upon the full conversion of the December 2021 Investor Note.

SusGlobal Energy Corp.
Notes to the Consolidated Financial Statements
December 31, 2021 and 2020
(Expressed in United States Dollars)

14.	Convertible Promissory Notes, (continued)

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

For the year ended December 31, 2021, the Company incurred interest and Default Amounts totalling $369,971 which were included in the change in fair value of convertible promissory notes in the consolidated statements of operations and comprehensive loss. For the year ended December 30, 2020, the Company incurred interest and Default Amounts totalling $562,562 which were included in interest expenses in the consolidated statements of operations and comprehensive loss.

As at December 31, 2021, $nil (2020-$316,048) of accrued interest is included in accrued liabilities in the consolidated balance sheets. In addition, during the year ended December 31, 2021, $53,629 (2020-$15,277), of accrued interest was converted.

Refer also to going concern, note 2.

Fair value option for the 2021 convertible promissory notes

The Company is eligible to elect the fair value option under ASC 825, Financial Instruments and bypass analysis of the potential embedded derivative features described above. The Company believes that the fair value option better reflects the underlying economics of the convertible promissory notes issued in 2021.  As a result, the 2021 promissory notes were recorded at fair value upon issuance and subsequently remeasured at each reporting date until settled or converted. The Company recognized the notes initially at fair value, which exceeded the proceeds received resulting in a day one loss that has been recognized in net loss. Transaction and other issuance costs have been expensed as incurred. Subsequently, the Company recognizes the notes at fair value with changes in net loss.

Gains and losses attributable to changes in credit risk were insignificant during all periods presented. The Company recognized a loss of $244,729 at the time of issuance of the convertible promissory notes, and an additional loss of $774,096 attributed to the change in fair value of the convertible promissory notes for the year ended December 31, 2021. The Company incurred debt issuance costs of $159,250 which were expensed as incurred.

15. Fair Value Measurement

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation:

		Fair Value Measurements as of December 31, 2021 Using:
		Level 1	Level 2	Level 3	Total
Assets:	$				$-
Liabilities:
Convertible promissory notes				3,798,516	3,798,516
	$			3,798,516	$3,798,516

During the years ended December 31, 2021 and December 31, 2020, there were no transfers between Level 1, Level 2, or Level 3. There were no financial assets or liabilities measured at fair value on a recurring basis as of December 31, 2020.

The following table summarizes the change in Level 3 financial instruments during the year ended December 31, 2021.

Fair value at December 31, 2020	$-
Fair value at issuance	3,092,819
Repayments	(68,399)
Mark to market adjustment	774,096
Fair value at December 31, 2021	$3,798,516

Financial instruments measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The fair value of the convertible promissory notes at issuance and subsequent financial reporting dates was estimated based on significant inputs not observable in the market, which represent level 3 measurements within the fair value hierarchy.

The fair value of the convertible promissory notes at issuance and at each reporting period was estimated based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The Company used a scenario-based binomial model to estimate the fair value of the convertible promissory notes. The model determines the fair value from a market participant’s perspective by evaluating the payouts under hold, convert, or call decisions. The most significant estimates and assumptions used as inputs are those concerning type, timing and probability of specific scenario outcomes. Specifically, the Company assigned a probability of default, which would increase the required payout as described in Note 14 and calculated the fair value under each scenario. At the issuance dates of the convertible promissory notes, the probability of default ("PD") was assumed to be 20%, except for the convertible promissory notes issued in the last quarter of the year which had a PD of 50% and for all convertible promissory notes, a PD of 50% at December 31, 2021. The probability of default was determined in reference to a 1-year PD rate for a ‘CCC+’ rating at issuance, and a combination of ‘CC’ and ‘CCC-’ credit ratings at December 31, 2021. Increasing (decreasing) the probability of default would result in a significantly higher (lower) fair value measurement.

Other significant unobservable inputs include the expected volatility, discount for lack of marketability and the credit spread. The expected volatility was based on the historical volatility over a look-back period that was consistent with the balance-remaining term of the instruments. A range of 95% to 160% was used for the expected volatility. The discount for lack of marketability was determined using a range of option pricing methodologies using the remaining restriction term corresponding to each instrument on the relevant valuation date. A range of 0% to 40% was used for the discount for lack of marketability. The credit spread was determined in reference to credit yields of companies with similar credit risk at the date of valuation. A premium of 10% was added to the credit spread as an instrument specific adjustment to reflect the Company’s risk of default. A range of 15.25% to 18.39% was used for the credit spread.

16. Loans Payable to Related Parties

	2021	2020

Director (CEO)	$-	$33,772

The balance owing to director, is unsecured, non-interest bearing and due on demand.

During the year ended December 31, 2021, the director's company, Travellers, converted a total of $371,001 (C$461,620) (2020-$nil; C$nil) of loans provided during the year and $80,323 (C$101,700) of accounts payable owing to Travellers for 1,726,076 common shares. For the year ended December 31, 2021, 2021 $264 (C$331) ($nil; C$nil) of interest was incurred on loans from the CFO which were repaid during the year and $nil (C$nil) (2020-$64,096; C$8,171) in interest was incurred on the loans payable to the CEO.

17. Capital Stock

As at December 31, 2021, the Company had 150,000,000 common shares authorized with a par value of $.0001 per share and 92,983,547 (December 31, 2020-82,860,619) common shares issued and outstanding.

During the year ended December 31, 2021, the Company issued 3,767,029 common shares on the conversion of convertible promissory notes, in the amount of $756,000, including accrued interest and related costs of $53,901, for a total of $809,901. The share conversion prices ranged from $0.156 to $0.26 per share. The Company also issued 1,726,076 common shares on the conversion of loans payable and accounts payable to related party (Travellers), in the amount of $451,324 (C$563,320).

In addition, the Company raised $292,866 net of share issue costs of $10,620, on private placements for 1,195,348 common shares of the Company at per share issue prices ranging from $0.25 to $0.26. Further, during the year ended December 31, 2021, 1,658,832 common shares of the Company were issued for professional services valued at $448,719, based on the closing trading prices on issuance, disclosed as stock-based compensation in the consolidated statements of operations and comprehensive loss and disclosed as acquisition costs on the purchase of the Hamilton assets and financing cost on the mortgages payable in the consolidated balance sheets.

SusGlobal Energy Corp.
Notes to the Consolidated Financial Statements
December 31, 2021 and 2020
(Expressed in United States Dollars)

17. Capital Stock, (continued)

On March 31, 2021, the Company issued the March 2021 Investor Note to the March 2021 Investor, and issued, subsequent to March 31, 2021, 200,000 common shares disclosed under note 14(e), convertible promissory notes. On April 1, 2021, the Company issued the April 2021 Investor Note to the April 2021 Investor, and subsequently issued 200,000 common shares disclosed under note 14(f), convertible promissory notes. On June 16, 2021, the Company issued the June 2021 Investor Note to the June 2021 Investor, and subsequently issued 1,000,000 common shares. disclosed under note 14(g), convertible promissory notes. On August 26, 2021, the Company issued the August 2021 Investor Note to the August 2021 Investor and subsequently issued 80,000 common shares., disclosed under note 14(h), convertible promissory notes. On October 28 and 29, 2021, the Company issued a total of 72,500 common shares to two consultants representing the October 2021 Investors, valued at $16,240, based on the closing trading price on issuance. And, on December 2, 2021, the Company issued 857,143 common shares., disclosed under note 14(j), convertible promissory notes.

On January 4, 2021, the Company issued 1,000,000 common shares to the CEO and 50,000 common shares to the CFO in connection with their executive consulting agreements, valued at $217,035, based on the closing trading price on issuance and included under management stock-based compensation in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2021. Also, on January 4, 2021, the Company issued 400,000 common shares on proceeds of $8,580, previously received on a conversion of debt in December 2020.

Pursuant to the Minutes of Settlement, the former chief executive officer returned 2,011,500 shares of the Company's Common Stock which the Company later canceled on December 29, 2021.

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

In 2020, the Company canceled the 529,970 shares previously held by BDO Canada Limited, whose shares were returned to the Company on April 1, 2020, in the amount of $7,036. Further, on January 10, 2020, the CEO's remaining RSUs were exchanged into 1,000,000 common shares of the Company. In addition, on December 21, 2020, the Company received a notice of conversion from one of the January 2019 Investors in the amount of $7,830 plus legal fees of $750. The 400,000 common shares on this conversion were issued on January 4, 2021, as noted above.

At December 31, 2021, the Company had a total of 280,000 shares to be issued, priced at the trading price at December 31, 2021 of $0.213 per share.

Subsequent to the year-end, the Company issued a total of 4,225,000 shares to officers, service providers, the April 2021 Investor on the conversion of his convertible promissory note and on a private placement. Refer to note 24, subsequent events, for common shares issued subsequent to year-end.

18. Commitments

a) Effective January 1, 2021, new executive consulting agreements were finalized for the services of the CEO and the CFO, for two years and one year, respectively. The CEO's monthly fee is $23,664 (C$30,000) for 2021 and 2022 $31,552 (C$40,000) for 2022 and for the CFO $6,310 (C$8,000). And, effective January 1, 2022, a new executive consulting agreement was finalized for the services of the CFO for one year for a monthly fee of $7,888 (C$10,000). The future minimum commitment under these consulting agreements, is as follows:

For the year ending December 31, 2022	$473,280

b) The Company has agreed to lease its office premises from Haute on a month-to-month basis, at the monthly rate of $6,310 (C$8,000). The Company is responsible for all expenses and outlays in connection with its occupancy of the leased premises, including, but not limited to utilities, realty taxes and maintenance.

c) Effective November 1, 2021 a new investor relations consulting agreement for strategic advisory and digital marketing services for a term of six months upon the Company's uplist to the Nasdaq, in total $208,000. In addition, the consultant will be issued 50,000 common shares subsequent to the year-end.

For the year ending December 31, 2022	$208,000

SusGlobal Energy Corp.
Notes to the Consolidated Financial Statements
December 31, 2021 and 2020
(Expressed in United States Dollars)

18. Commitments, (continued)

d)  On November 10, 2021, the Company paid the initial payment with a direct marketing company, in the amount of $65,200, to commence a marketing campaign, after the Company filed its S-1 registration statement on January 13, 2022.

For the year ending December 31, 2022	$971,240

e) On November 5, 2021 the Company committed to the design and construction of its Hamilton, Ontario, Canada facility, including architectural and general contracting fees in the amount of $7,198,438 (C$9,125,809) plus applicable harmonized sales taxes.

For the year ending December 31, 2022	$7,140,969

f) On February 3, 2021, the Company signed an arrangement with a company to provide business advisory services and advising other companies of the Company's business. The services also include assisting the Company with the strategic analysis on the Company's business objectives and specific advice on balancing those objectives with the expectations of the US capital markets. The term is for a period of the later of one year or when the Company is trading on the Nasdaq, for a fee of $300,000 and the issuance of 180,000 Common Stock of the Company. The Common Stock were issued subsequent to the year-end.

g) The Company was assigned the land lease on the purchase of certain assets of Astoria Organic Matters Ltd., and Astoria Organic Matters Canada LP. The land lease, which comprises 13.88 acres in Roslin, Ontario, Canada, has a term expiring March 31, 2034. The basic monthly rent on the net lease is $2,366 (C$3,000) and is subject to adjustment based on the consumer price index as published by Statistics Canada ("CPI"). To date, no adjustment for CPI has been charged. The Company is also responsible for any property taxes, maintenance, insurance and utilities. In addition, the Company has the right to extend the lease for five further terms of five years each and one further term of five years less one day. As the Company acquired the business of 1684567, the previous landlord, in 2019, there are no future commitments for this lease. The Company is responsible through a special provision of the site plan agreement with the City of Belleville (the "City"), Ontario, Canada, that it is required to fund road maintenance required by the City through to September 30, 2025 at an annual rate of $7,888 (C$10,000). The future minimum commitment is as follows:

For the year ending December 31, 2022	$7,888
For the year ending December 31, 2023	7,888
For the year ending December 31, 2024	7,888
For the year ending December 31, 2025	7,888

$31,552

PACE has provided the Company a letter of credit in favor of the MECP in the amount of $218,364 (C$276,831) and, as security, has registered a charge of lease over the premises, located at 704 Phillipston Road, Roslin, Ontario, Canada. The Company is required to provide for environmental remediation and clean-up costs for its organic waste processing and composting facility.

The letter of credit is a requirement of the MECP and is in connection with the financial assurance provided by the Company for it to be in compliance with the MECPs environmental objectives. The MECP regularly evaluates the Company's organic waste processing and composting facility to ensure compliance is adhered to and the letter of credit is subject to change by the MECP. The Company has updated its financial assurance with the MECP. As a result of audits conducted by the MECP in December of 2020, the Company has accrued estimated and actual costs for corrective measures as a result of the MECP's audits totaling $334,498, (C$424,059) (2020-$570,078; C$725,844). As at December 31, 2021, the MECP has not drawn on the letter of credit. The existing letter of credit, in the amount of $218,364 (C$276,831) was renewed by PACE to the termination of the Company's obligations to PACE, September 2022. The Company is in the process of obtaining a letter of credit for the new financial assurance with the MECP in the amount of $502,968 (C$637,637).

SusGlobal Energy Corp.
Notes to the Consolidated Financial Statements
December 31, 2021 and 2020
(Expressed in United States Dollars)

19. Other (Loss) Income

	2021	2020
(a) Gain on forgiveness of convertible promissory notes	$420,216	$320,134
(b) Gain on disposal of long-lived assets	44,591	-
(c) Impairment loss on ECAs	(457,853)
(d) Impairment loss on trademarks	(48,374)	-
(e) Impairment loss on goodwill	-	(75,605)
(f) Land option expired	-	(59,688)
(g) Impairment loss on customer lists	(7,027)	(3,789)
(h) Impairment loss on technology license	-	(775)
(i) Loss on revaluation of convertible promissory notes	(1,018,825)	-
	$(1,067,272)	$180,277

(a) During the year ended December 31, 2021, the settlement of the March 2019 Investor Notes resulted in a forgiveness of $196,397, including accrued interest and related costs.1.  Refer to note 14(a), convertible promissory notes.

And, during the year ended December 31, 2021, the May 2019 Investor, the July 2019 Investor and the October 2019 Investor accepted in full 2,100,000 common shares of the Company representing payment in full of all obligations due and owing under their convertible promissory notes. This resulted in a gain on forgiveness of convertible promissory notes of $223,819, including accrued interest. Refer to note 14(b) (c) and (d), convertible promissory notes.

(b) During the year ended December 31, 2021, the Company disposed of certain long-lived assets for proceeds of $48,727 (C$61,062) and realized a gain on disposal of $44,591 (C$55,879).

(c) On December 31, 2021, the Company recorded an impairment loss on its ECAs in the amount of $457,853 (C$573,751).

(d) On December 31, 2021, the Company recorded an impairment loss on its intangibles in the amount of $48,374 (C$60,619).(e) On December 31, 2020, the Company recorded an impairment loss on goodwill.

(f) During the year ended December 31, 2020, the Company's land option on the 2019 business acquisition, expired.

(g) During the year ended December 31, 2021, the Company recorded an impairment loss on its customer lists of $7,027 (C$8,806) (2020-$3,789; C$5,078).

(h) During the year ended December 31, 2020, the Company recorded an impairment loss on its technology license of $775.

(i) Loss on revaluation of convertible promissory notes.

20. Income Taxes

The Company's income tax provision has been calculated as follows:

	2021	2020
Loss before income taxes	$(4,901,397)	$(2,152,191)
Expected income tax recovery at the statutory rate of 21% (2019-21%)	(1,029,293)	(451,960)
Foreign tax rate differences	(144,045)	(70,382)
Prior year adjustments	62,575	357,100
Foreign exchange effect on deferred tax assets and other	1,702	(81,931)
Permanent differences	163,693	49,467
Change in valuation allowance	909,826	57,829
Provision for income taxes	$(35,542)	$(139,877)

SusGlobal Energy Corp.
Notes to the Consolidated Financial Statements
December 31, 2021 and 2020
(Expressed in United States Dollars)

20. Income Taxes, (continued)

The Company's income tax provision is allocated as follows:

Current Tax (recovery)	(26,505)	(18,959)
Deferred Tax (recovery)	(9,037)	(120,918)
	$(35,542)	$(139,877)

Deferred tax assets and liabilities

The tax effects of temporary differences that give rise to significant components of the deferred income tax assets and deferred income tax liabilities are presented below:

	2021	2020
Net operating loss carry forwards	$2,836,838	$2,004,869
Financing costs	31,614	69,632
Depreciable and amortizable assets	(67,349)	(206,230)
Land	(184,369)	(182,407)
Convertible promissory notes	110,026	-
Reserves	-	35,591
Unrealized foreign exchange loss	-	55,977
Total gross deferred income tax assets	2,726,760	1,777,432
Less: valuation allowance	(2,800,685)	(1,859,933)
Total deferred income tax liabilities	$(73,925)	$(82,501)

Movement in deferred income tax liabilities:	2021	2020
Balance at the beginning of the year	$(82,501)	$-
Recognized in profit/loss	9,037	120,917
Recognized in OCI	(461)	(4,769)
Recognized in goodwill	-	(198,649)
Balance at the end of the year	$(73,925)	$(82,501)

As at December 31, 2021 and 2020, the valuation allowance was due to the history of losses generated. The valuation allowance is reviewed periodically and if the assessment of the more likely than not criteria changes, the valuation allowance is adjusted accordingly.

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company computes tax asset benefits for net operating losses ("NOL") carried forward.

The Company has US NOL available for carry forward of $3,400,418 (2020-$2,356,209) which can be carried forward indefinitely and Canadian NOL available for carry forward of $7,918,029 (C$10,038,069) (2020-$5,698,358; C$7,255,358) which expire in the years 2036 through 2041.

SusGlobal Energy Corp.
Notes to the Consolidated Financial Statements
December 31, 2021 and 2020
(Expressed in United States Dollars)

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

22. Economic Dependence

The Company generated 69% of its revenue from three customers and 80% of its revenue from four customers, during the year ended December 31, 2021 (2020- from three customers).

23. Legal Proceedings

From time to time, the Company may become involved in litigation relating to claims arising from the ordinary course of business. Management believes that there are currently no claims or actions pending against us, the ultimate disposition of which would have a material adverse effect on our results of operations, financial condition or cash flows.

The Company has a claim against it for unpaid legal fees in the amount of $51,462 (C$65,241). The amount is included in accounts payable on the Company's consolidated balance sheets.

24. Subsequent Events

The Company's management has evaluated subsequent events up to the date the condensed consolidated financial statements were issued, pursuant to the requirements of ASC 855 and has determined the following to be material subsequent events:

(a) On January 3, 2022, the Company issued 1,000,000 common shares to the CEO and on February 7, 2022, 50,000 common shares to the CFO, in connection with their consulting agreements, effective January 1, 2022.

(b) On January 4, 2022, the April 2021 Investor requested a conversion of their April 2021 Investor Note, in exchange for 2,000,000 common shares of the Company. This represented a full settlement of the outstanding balance, including accrued and unpaid interest on the April 2021 Investor Note. The common shares were issued on January 17, 2022.

(c) On January 13, 2022, the Company filed a form S-1 registration statement under the securities act of 1933.

(d) On February 1, 2022, the Company signed an agreement for consulting services for a period of six months. As compensation for the services to be provided by the consultant, the Company issued 300,000 common shares on February 7, 2022, included below under paragraph (e).

(e) Subsequent to the year-end, the Company issued a total of 1,125,000 common shares to five consultants for various services, as follows: on January 17, 2022-180,000 common shares; on February 7, 2022-300,000 common shares; and on March 22, 2022 a total of 645,000 common shares to three consultants.  And, on February 7, 2022, 10,000 common shares to an employee.

(f) On March 3, 2022, the Company executed two unsecured convertible promissory notes with two investors (the "March 2022 Investors"), who purchased 25% original issue discount (the "OID") unsecured convertible promissory notes (the "The March 2022 Investor Notes") in the aggregate principal amount totaling $2,000,000 (the "Principal Amount") with such Principal Amount convertible into shares of the Company's common stock (the "Common Stock") from time to time triggered by the occurrence of certain events. The Notes carried an OID totaling $500,000 which is included in the principal balance of the Notes. The funds were received on March 7, 2022 and March 11, 2022.

    The maturity date of the Notes is the earlier of (i) June 3, 2022, and (ii) the occurrence of a Liquidity Event (as defined in the Notes) (the "Maturity Date"). The final payment of the Principal Amount (and default interest, if any) shall be paid by the Company to the Investors on the Maturity Date. On an event of default, the principal amount of the March 2020 Investor Notes will increase to 120% of their original principal amounts. The Investors are entitled to, following an event of default, (as defined in the March 2022 Investor Notes) to convert all or any amount of the Principal Amount and any interest accruing at the default rate of 24% into Common Stock, at a conversion price (the "Conversion Price") equal to the lesser of 70% (representing a 30% discount) multiplied by the price per share of the Common Stock at any national security exchange or over-the-counter marketplace for the five (5) trading days immediately prior to the March 2022 Investors’ notice of conversion.

SusGlobal Energy Corp.
Notes to the Consolidated Financial Statements
December 31, 2021 and 2020
(Expressed in United States Dollars)

24. Subsequent Events, (continued)

(g)  On March 8, 2022, the Company made a deposit of $157,018 (C$200,000), after entering into a non-binding letter agreement to acquire a soil media, plant nutrients and amendments producer approved for organic use and specifically formulated for producing high-quality fruit and flowering crops, for an aggregate purchase price of $15,701,885 (C$20,000,000), consisting of cash and common shares of the Company.

(h) On March 21, 2022, the Company signed a consulting agreement with a company for general business development and advisory and financial advisory services for a term of one month and a fee of $100,000 and the issuance of 500,000 common shares. The Company issued 500,000 common shares to the consultant, included above under paragraph (e).

(i) On April 12, 2022, the Company issued 40,000 common shares, priced at $0.45 per share, on a private placement for proceeds of $16,373, net of share issue costs of $1,627.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

            None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of senior management, including our chief executive officer and our chief financial officer, also our principal financial and accounting officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act as of December 31, 2021 (the "Evaluation Date"). Based on this evaluation, Marc Hazout, our chief executive officer and Ike Makrimichalos, our chief financial officer and principal financial and accounting officer, concluded that our internal control over financial reporting was not effective for the year ended December 31, 2021. Such conclusions were noted below.

Report by Management on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The framework used by management to evaluate internal controls over financial reporting is Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations (COSO), as implemented by their subsequent publication Internal Control over Financial Reporting - Guidance for Smaller Public Companies. Based on this evaluation, Marc Hazout, our chief executive officer and Ike Makrimichalos, our chief financial officer and principal financial and accounting officer, concluded that our internal control over financial reporting was not effective for the year ended December 31, 2021. The matters involving internal controls over financial reporting that may be considered material weaknesses included the small size of the Company and the resulting lack of a segregation of duties and the inability to initiate a proper initial valuation and assessment of intangible asset impairments, a proper assessment of the terms and conditions of the convertible promissory notes and their initial and subsequent measurement and a proper going concern assessment.

Management has engaged the services of specialists to assist with certain material weaknesses noted above and increasing its internal accounting staff to improve its internal controls over financial reporting.

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

Item 9B. Other Information.

            Not applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our Board of Directors consisted of three independent directors and one director who is from management at December 31, 2021. During the year, one former director resigned and two new independent directors were appointed during the year. For the size and scope of our business and operations, we believe a board of approximately five to six members is more appropriate and small enough to allow for effective communication among the members but large enough so that we get a diverse set of perspectives and experiences around our board room. The Company is looking to fill the openings. Our bylaws provide that, in uncontested elections, directors will be elected by a majority of the votes cast, and in contested elections, directors will be elected by a plurality of the votes cast.

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

Name	Age	Position

Marc M. Hazout	57	Chairman of the Board, President, Chief Executive Officer and Director

Ike Makrimichalos	66	Chief Financial Officer

Andrea Calla	69	Director

Gary Herman	57	Director

Susan Harte	56	Director

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

          Marc M. Hazout, age 57, founded SusGlobal Energy Corp. in 2014, and currently serves as Chairman, President and CEO. Mr. Hazout brings over 25 years of experience in public markets, finance and business operations to SusGlobal Energy Corp. Over the past several years Mr. Hazout has been involved in acquiring, restructuring and providing management services, as both a Director and an Officer, to several publicly traded companies. In 1998, Mr. Hazout founded and has been President and CEO of Travellers International Inc., a private equity firm headquartered in Toronto. Travellers has been involved in a multitude of successful capital market transactions over the past two decades. Mr. Hazout attended York University in Toronto studying International Relations and Economics. Mr. Hazout speaks English, French, and Hebrew.

The determination was made that Mr. Hazout should serve on our Board of Directors because he possesses significant experience in securities and capital markets.

          Ike Makrimichalos, age 66, is a Chartered Professional Accountant (Chartered Accountant), with over 25 years of experience in servicing public and private companies, including manufacturing, automotive, technology & telecommunications and insurance, for Deloitte LLP in Toronto. Mr. Makrimichalos has served as a Chief Financial Officer and Controller in the mining sector for companies with global operations and multiple filing jurisdictions and currently also serves as a Chief Financial Officer in the financial services sector, along with providing financial consulting services for several private companies. Mr. Makrimichalos graduated from the University of Toronto with a Bachelor of Arts degree.

The determination was made that Mr. Ike Makrimichalos join the executive team because he possesses significant experience in financial reporting and accounting matters.

            Independent Directors

          Andrea Calla, age 69, has been a member of the Board since November 14, 2018. Mr. Calla is President and CEO of the Calla Group and is an accomplished professional with over 35 years of experience in business, more recently a senior executive for ten years with The Tridel Group, one of Canada's largest community builders/developers. He was actively involved in the different company divisions and all facets of the industry. He is also Managing Partner of The Callian Capital Group, a globally active Toronto-based investment and capital management firm. Mr. Calla has held key leadership and entrepreneurial roles driving innovative, practical and effective changes to improve quality of life through various company start-ups across diverse industries, some include: Chairman, Deep Geo Inc., a global nuclear waste management company, Chairman & Co-Founder of TransAsia Investment Partners, Hong Kong, Founding Director of 350 Capital, a "cleantech" investment company, Co-Founder of Nordicon, a design-build company, Canada, US, Mid-East, Founding member of Novator, pioneer in e-commerce and AI, helped make it the 14th fastest growing company in Canada, reported by Profit 100 magazine, Board of Sumbola, an innovative internet e-publishing company, Co-Founder, Board member of Twin Hills Resources, developer of partial upgrading cavitation technology, reducing the viscosity of oil sands bitumen to flow through pipelines without having to be blended with diluent, Board of SEL Global, an innovative Mobile Shopping Solutions Software and Advertising company, software developed in Silicon Valley, Advisory Board of Magnovate, innovative Magnetic Levitation transportation systems, Co-Founder of Fusion Sailboats, designed, developed, manufactured and distributed the Fusion 15, winner of Sailing World's "International Boat of the Year" in 2003, Advisory Board of Dorsay Development Corp., currently planning a purpose-built community in the GTA with a ground-breaking model in place-making. The over 1,200-acre community will combine global best practices in creating a sustainable community that is economically, environmentally, socially healthy and resilient. Throughout his career, Andrea has been committed to City and Community building, improving the quality of life in urban regions and continually driving innovative, practical and effective change in different sectors through his leadership and entrepreneurial skills. Andréa holds a Bachelor of Architecture from the University of Toronto, a Master of Science from Columbia University, New York and an Executive MBA from Ivey School of Business, Western University.

The determination was made that Mr. Calla should serve on our Board of Directors due to his extensive technical and business experience which will be extremely valuable as the Company continues to grow.

          Gary Herman, age 57, has been a member of the Board since April 20, 2021. Mr. Herman is a seasoned investor with many years of investment and advisory experience. Since 2005, Mr. Herman has managed Strategic Turnaround Equity Partners, LP (Cayman) and its affiliates. From January 2011 to August 2013, he was a managing member of Abacoa Capital Management, LLC, which managed, Abacoa Capital Master Fund, Ltd. focused on a Global-Macro investment strategy.  From 2005 to 2020, Mr. Herman was affiliated with Arcadia Securities LLC, a FINRA-registered broker-dealer. From 1997 to 2002, he was an investment banker with Burnham Securities, Inc.  From 1993 to 1997, he was a managing partner of Kingshill Group, Inc., a merchant banking and financial firm with offices in New York and Tokyo. Mr. Herman has a B.S. from the University at Albany with a major in Political Science and minors in Business and Music.  Mr. Herman has many years of experience serving on the boards of private and public companies.  He presently sits on the board of Jupiter Wellness, Inc. (NASDAQ: JUPW) as well as the Board and Audit Chairperson of:  XS Financial, Inc. (CSE: XS).

We believe that these experiences make Mr. Herman well-qualified to serve as a member of the Board.

          Susan Harte, age 56, has been a member of the Board since June 1, 2021. Ms. Harte is a nationally recognized leader in site selection, location economics and incentives. She is currently a principal of the international site selection consulting firm Hickey & Associates. For over 25 years, she has combined her expertise in commercial real estate, site selection and economic development, to assist her clients with leveraging location as a competitive advantage. Throughout her practice, Ms. Harte has led her clients to achieving better business outcomes by integrating strategic planning techniques and implementation frameworks to drive internal stakeholder consensus around location decisions. She has managed major site selection projects for many Fortune 500 companies involving complex multi-jurisdictional competitive strategies. Pursuant to this work, she has structured, negotiated and secured over US$1billion in location incentives such as real estate and personal property tax abatements, sales tax exemptions, grants and specialty bond financing for her clients' projects. Prior to her current position, Ms. Harte was a Senior Vice President at CBRE, the world's largest commercial real estate services and investment firm, in the global Location Advisory and Transactions Services group. She previously was Director of the Business Economic Incentives Practice at Jones Lang LaSalle having joined the company after seven years with the New York City boutique law firm of Stadtmauer Bailkin. She also served a term as the Director of National Incentives Practice at, Grant Thornton one of the largest accounting firms in the world and as Director of Industry Development at Empire State Development Corporation, New York State's economic development agency.

We believe that these experiences make Ms. Harte well-qualified to serve as a member of the Board.

    Director Compensation Policy

            The Company's current director compensation policy includes a fee of $19,950 (C$25,000) to all independent directors annually and fees totaling $3,192 (C$4,000) annually, to the chair of the audit committee. For the year ended December 31, 2020, the 2020 director compensation to the independent director was paid in common stock of the Company based on a 10-day lookback of the trading price of the Company's common stock, noted under stock awards in the table below. The director compensation for the year ended December 31, 2021, is noted below:

Director Compensation
Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

Marc Hazout	-	-	-	-	-	-	-
Andrea Calla(i)	2021-$19,950(ii) (C$25,000) 2020-$nil (C$nil)	2021-$nil 2020-18,653(iii) (C25,000)	-	-	-	-	2021-$19,950 (C$25,000) 2020-$18,653 (C$25,000)
Gary Herman	2021-$13,883(ii) (C$17,397)		-	-	-	-	2021-$13,883 (C$17,397)
Susan Harte	2021-$11,637(ii) (C$14,583)		-	-	-	-	2021-$11,637 (C$14,583)

(i)   The fee for services and the stock award is in the name of the Calla Group, a company for whom the director is the president and chief executive officer.

(ii)  The fees earned for services are unpaid at December 31, 2021 and at the date of this filing.

(iii) The 2020 compensation was paid on December 31, 2020, in the form of common stock of the Company.

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

Based solely on the Company's review of the copies of such Forms and written representations from certain reporting persons, the Company believes that all filings required to be made by the Company's Section 16(a) reporting persons during the Company's fiscal year ended December 31, 2021 were made on a timely basis.

Item 11. Executive Compensation.

Summary Compensation Table

            The following table sets forth certain summary information with respect to the compensation paid to the Company's Chief Executive Officer and President (Marc Hazout) and Chief Financial Officer (Ike Makrimichalos) for services rendered in all capacities to the Company for the fiscal years ended December 31, 2021 and 2020. Messers. Hazout and Makrimichalos constituted our named executive officer for each of 2021 and 2020:

Summary Compensation Table

Name and	Year	Salary	Bonus	Stock	Option	Non-equity	Nonqualified	All other	Total
principal		($)	($)	awards	awards	incentive	deferred	compensation	($)
position				($)	($)	plan	compensation	($)
						Compensation	earnings
						($)	($)

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Marc Hazout Chairman, President and Chief Executive Officer	2021 2020	287,280 134,298	- -	206,700 1,000,000	- -	- -	- -	- -	493,980 1,134,298

Ike Makrimichalos, Chief Financial Officer	2021 2020	76,608 71,626	- -	- 10,335 -	- -	- -	- -	- -	86,943 71,626

(e) Stock Awards

The grant date fair values of the stock awards were computed in accordance ASC Topic 718, Compensation-Stock Compensation.

Pursuant to the terms of the CEO's Consulting Agreement, for his services as the CEO, the compensation is at a rate of $23,940 (C$30,000) per month for twelve (12) months, beginning on the Effective Date, and at a rate of $31,552 (C$40,000) per month for twelve (12) months, beginning January 1, 2022. In addition, the Company agreed to grant the CEO 1,000,000 restricted shares of the Company's Common Stock, par value of $0.0001 per share (the "Common Stock") on the Effective Date, and 1,000,000 shares of Common Stock on January 1, 2022.

Pursuant to the terms of the CFO Consulting Agreement, the CFO is entitled to fees of $6,384 (C$8,000) per month for his services. In addition, the Company has also agreed to grant the CFO 50,000 restricted shares of the Company's Common Stock, par value of $0.0001 per share on the Effective Date.

Consulting and Management Agreements

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

Pursuant to the terms of the CEO's Consulting Agreement, for his services as the CEO, the compensation is at a rate of $23,940 (C$30,000) per month for twelve (12) months, beginning on the Effective Date, and at a rate of $31,552 (C$40,000) per month for twelve (12) months, beginning January 1, 2022. In addition, the Company agreed to grant the CEO 1,000,000 restricted shares of the Company's Common Stock, par value of $0.0001 per share (the "Common Stock") on the Effective Date, and 1,000,000 shares of Common Stock on January 1, 2022. The Company has also agreed to reimburse the CEO for certain out-of-pocket expenses incurred by the CEO.

The CEO's Consulting Agreement is for a term of twenty-four (24) months. Upon a Constructive Discharge (as defined in the CEO's Consulting Agreement) and subject to certain notification requirements and the Company's opportunity to cure the Constructive Discharge, the CEO will be entitled to a compensation of twelve (12) months' fees, as well as any bonus compensation owing.

The Company entered into an Executive Consulting Agreement (the "CFO Consulting Agreement"), by and between the Company and the CFO of the Company, effective January 1, 2021. Pursuant to the terms of the CFO Consulting Agreement, the CFO is entitled to fees of $6,384 (C$8,000) per month for his services. In addition, the Company has also agreed to grant the CFO 50,000 restricted shares of the Company's Common Stock, par value of $0.0001 per share on the Effective Date. The Company has also agreed to reimburse the CFO for certain out-of-pocket expenses incurred by the CFO. The CFO's Consulting Agreement replaced the consulting agreement which expired on December 31, 2020.

The CFO's Consulting Agreement is for a term of twelve (12) months. Upon a Constructive Discharge (as defined in the CFO's Consulting Agreement) and subject to certain notification requirements and the Company's opportunity to cure the Constructive Discharge, the CFO will be entitled to a compensation of two (2) months' fees, as well as any bonus compensation owing.

On January 26, 2022, SusGlobal Energy Corp. (the "Company") entered into a CFO Consulting Agreement (the "Makrimichalos Consulting Agreement"), by and between the Company and Ike Makrimichalos, Chief Financial Officer of the Company ("Makrimichalos "), effective January 1, 2022.  Pursuant to the terms of the Makrimichalos Consulting Agreement, Makrimichalos will be entitled to fees of $7,888 C$10,000 per month, plus the applicable Harmonized Sales Tax, for his services as Chief Financial Officer of the Company. The Company has also agreed to reimburse Makrimichalos for certain out-of-pocket expenses incurred by Makrimichalos.  In addition to the monthly fees, Makrimichalos was awarded 50,000 Restricted Common Shares of the Company. The Makrimichalos Consulting Agreement will replace the consulting agreement currently in effect by and between the Company and Makrimichalos.

The Makrimichalos Consulting Agreement is for a term of twelve (12) months. Upon a Constructive Discharge (as defined in the Makrimichalos Consulting Agreements) and subject to certain notification requirements and the Company's opportunity to cure the Constructive Discharge, Makrimichalos will be entitled to a compensation of two (2) months' fees, as well as any bonus compensation owing.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding beneficial ownership of SusGlobal Energy Corp's securities as of the date of this filing:

• by each person who is known by us to beneficially own more than 5% of our securities;

• by each of our officers and directors; and

• by all of our officers and directors as a group.

	Amount And
Title of Class Name And	Nature Of		Approximate
Address of Beneficial	Beneficial		Percent of
Owner (1)	Ownership (2)		Class (%)
Common	Marc Hazout	17,811,068(3)	18.32
Common	Ike Makrimichalos	650,000	0.67
Common	Andrea Calla	133,992(4)	0.14

Common	Susan Harte	50,000	0.05
Common	Gary Herman	-	-
	All officers and directors as a group
Common	(5 persons)	18,645,060	19.18%

(1)	Except as noted above, the address for the above identified officers and directors of the Company is c/o 200 Davenport Road, Toronto, ON, Canada M5R 1J2.

(2)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to the shares shown. Except where indicated by footnote and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of voting securities shown as beneficially owned by them. Percentages are based upon the assumption that each shareholder has exercised all of the currently exercisable options he or she owns which are currently exercisable or exercisable within 60 days and that no other shareholder has exercised any options he or she owns.

(3)	The shares are in the name of Travellers International Inc., a company controlled by Marc Hazout the president and chief executive officer.

(4)	The shares are in the name of the Calla Group, a company for whom the director is the president and chief executive officer.

The above-referenced table is based on 97,208,547 issued and outstanding shares of common stock on the date of this filing.

EQUITY

As of December 31, 2021, the Company had 92,983,537 common shares issued and outstanding. At the date of this filing, the Company had 97,208,547 common shares issued and outstanding.

Pursuant to the terms of the CEO's Consulting Agreement, for his services as the CEO, the compensation is at a rate of $23,940 (C$30,000) per month for twelve (12) months, beginning on the Effective Date, and at a rate of $31,920 (C$40,000) per month for twelve (12) months, beginning January 1, 2022. In addition, the Company agreed to grant the CEO 1,000,000 restricted shares of the Company's Common Stock, par value of $0.0001 per share (the "Common Stock") on the Effective Date, and 1,000,000 shares of Common Stock on January 1, 2022. The Company has also agreed to reimburse the CEO for certain out-of-pocket expenses incurred by the CEO.

Pursuant to the terms of the CFO Consulting Agreements, the CFO is entitled to fees of $6,384 (C$8,000) per month for his services in 2021 and $7,980 (C$10,000) per month for his services in 2022. In addition, the Company has also agreed to grant the CFO 50,000 restricted shares of the Company's Common Stock, par value of $0.0001 per share on the Effective Dates for each of the CFO Consulting Agreements, January 1, 2021 and January 1, 2022.

STOCK OPTIONS AND WARRANTS

As at December 31, 2021, and the date of this filing, the Company has no stock options or warrants outstanding.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

For the year ended December 31, 2021, the Company incurred $287,280 (C$360,000) (2020-$134,298; C$180,000) respectively, in management fees expense with Travellers International Inc. ("Travellers"), an Ontario company controlled by a director and the president and chief executive officer (the "CEO"); and $76,608 (C$96,000) (2020-$71,626; C$96,000) in management fees expense with the Company's chief financial officer (the "CFO"). As at December 31, 2021, unpaid remuneration and unpaid expenses in the amount of $14,755 (C$18,706) (December 31, 2020-$396,160; C$504,405) is included in accounts payable in the consolidated balance sheets. The amounts previous owed to the former chief executive officer in the amount of $310,428 (C$395,500), including the harmonized sales taxes, were settled for $225,435 (C$282,500) and paid on December 7, 2021. The amount over and above the settlement amount relating to management fees prior to 2020, $79,800 (C$100,000), was written off to management fees in the consolidated statements of operations and comprehensive loss.

In addition, during the year ended December 31, 2021, the Company incurred interest expense of $nil (C$nil) (2020-$6,096; C$8,171) on outstanding loans from Travellers and $283 C$(355) (2020-$nil; C$nil) on the outstanding loan from the CFO.

For the year ended December 31, 2021, the Company incurred $90,014 (C$112,800) (2020-$75,331; C$100,967) in rent expense paid under a lease agreement, currently under a month-to-month lease with Haute Inc. ("Haute"), an Ontario company controlled by the CEO.

For those independent directors providing their services throughout 2021, the Company recorded directors compensation for the year ended December 31, 2021 in the amount of $53,136 (C$66,587) (2020-$37,619). Also included in directors' compensation for year ended December 31, 2021, is the audit committee chairman's fees, in the amount of $nil (C$nil) (2020-$2,862; C$3,836). As at December 31, 2021, outstanding directors compensation of $nil (C$nil) (2020-$2,663; C$3,390) is included in accounts payable and $70,358 (C$89,196) (2020-$37,244; C$47,421) is included in accrued liabilities, in the consolidated balance sheets.

Furthermore, for the year ended December 31, 2021, the Company recognized management stock-based compensation expense of $217,035 (2020 $nil), on the common stock issued to the CEO and the CFO, 1,000,000 and 50,000 common stock respectively, on commencement of their new executive consulting agreements, effective January 1, 2021.

In addition, the Company agreed to grant the CEO 1,000,000 restricted shares of the Company's Common Stock, par value of $0.0001 per share (the "Common Stock") on January 1, 2022. The Common Stock was issued on January 3, 2022.

During the year ended December 31, 2021, the director's company, Travellers, converted a total of $371,001 (C$461,620) (2020-$nil; C$nil) of loans provided during the year and $80,323 (C$101,700) of accounts payable owing to Travellers for 1,726,076 common shares. For the year ended December 31, 2021, $264 (C$331) ($nil; C$nil) of interest was incurred on loans from the CFO which were repaid during the year and $nil (C$nil) (2020-$4,399; C$5,952) in interest was incurred on the loans payable to Travellers.

In addition, on January 17, 2022, the Company issued 5,000 Common Stock to an employee of the Company.

Item 14. Principal Accounting Fees and Services.

The aggregate fees billed by the Company's external auditors in each of the last two fiscal years are as follows:

	2021	2020
Audit fees(1)	$95,632	$47,134
Audit-related fees(2)	$82,527	$45,617
Tax fees	$27,469	$20,249
All other fees	$17,931	$19,958
Total	$223,559	$132,958

(1)	Audit fees consisted of the audit work on annual financial statements.
(2)	Audit-related fees consist principally of reviews of quarterly financial statements and reviews of registration statements.

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

            (a) (2) Consolidated Financial Statement Schedules:

            None

            (a) (3) Exhibits:

Exhibit No.	Description

3.1	Form of Certificate of Incorporation of SusGlobal Energy Corp. (filed as Exhibit 3.1 to the Registrant's Post Effective Amendments for Registration Statement filed with the SEC on June 7, 2017 and incorporated herein by reference).

3.2	Form of Bylaws of SusGlobal Energy Corp. (filed as Exhibit 3.2 to the Registrant's S-4/A filed with the SEC on December 23, 2016 and incorporated herein by reference).

4.1	Specimen Common Stock certificate (filed as Exhibit 4.1 to the Registrant's S-4/A filed with the SEC on December 23, 2016 and incorporated herein by reference).

4.2	Description of Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (filed as Exhibit 4.4 to the Registrant's 10-K filed with the SEC on April 15, 2021 and incorporated by reference).

4.3	Form of Collateralized Secured Promissory Note, issued by SusGlobal Energy Corp. on March 7, 2019 (filed as Exhibit 4.3 to the Registrant's 8-K filed with the SEC on March 15, 2019 and incorporated herein by reference).

4.4	Form of Convertible Promissory Note issued by SusGlobal Energy Corp. on March 31, 2021 (filed as Exhibit 4.6 to the Registrant's 10-K filed with the SEC on April 15, 2021 and incorporated by reference).

4.5	Form of Convertible Promissory Note issued by SusGlobal Energy Corp. on June 18, 2021 (filed as Exhibit 4.1 to the Registrant's 8-K filed with the SEC on June 24, 2021 and incorporated by reference).

4.6	Form of Convertible Promissory Note issued by SusGlobal Energy Corp. on November 3, 2021 (filed as Exhibit 4.1 to the Registrant's 8-K filed with the SEC on November 9, 2021 and incorporated by reference).

4.7	Form of Convertible Promissory Note issued by SusGlobal Energy Corp. on December 2, 2021 (filed as Exhibit 4.1 to the Registrant's 8-K filed with the SEC on December 8, 2021 and incorporated by reference).

4.8	Form of Convertible Promissory Note issued by SusGlobal Energy Corp. on March 8, 2022 (filed as Exhibit 4.1 to the Registrant's 8-K filed with the SEC on March 15, 2022 and incorporated by reference).

4.9	Mortgage Increase. (Filed as Exhibit 4.1 to the Registrant's Form 8-K. (Filed with the SEC on August 20, 2021).

4.10	Mortgage, dated August 17, 2021. (Filed as Exhibit 4.1 to the Registrant's 8-K filed with the SEC on August 23, 2021)

10.1	Variable Rate Business Loan Agreement from Borrowers and Guarantor-Marc Hazout (filed as Exhibit 10.18 to the Registrant's S-4/A filed with the SEC on April 05, 2017 and incorporated herein by reference).

10.2	Business Loan General Security Agreement from SusGlobal Energy Corp. (filed as Exhibit 10.19 to the Registrant's S-4/A filed with the SEC on April 05, 2017 and incorporated herein by reference).

10.3	Business Loan General Security Agreement from SusGlobal Energy Canada Corp. (filed as Exhibit 10.20 to the Registrant's S-4/A filed with the SEC on April 05, 2017 and incorporated herein by reference).

10.4	Business Loan General Security Agreement from SusGlobal Energy Canada I Ltd. (filed as Exhibit 10.21 to the Registrant's S-4/A filed with the SEC on April 05, 2017 and incorporated herein by reference).

10.5	Guarantee and Postponement of Claim by Marc M. Hazout (filed as Exhibit 10.22 to the Registrant's S-4/A filed with the SEC on April 05, 2017 and incorporated herein by reference).

10.6	Guarantee and Postponement of claim for each of Ike Makrimichalos, Landfill Gas Canada Ltd., and 1370383 Ontario Ltd. (filed as Exhibit 10.28 to the Registrant's S-4/A filed with the SEC on April 05, 2017 and incorporated herein by reference).

10.7	Variable Rate Business Loan Agreement (filed as Exhibit 10.1 to the Registrant's Form 10-Q filed with the SEC on November 14, 2017 and incorporated herein by reference)

10.8	Agreement for Line of Credit Loan (filed as Exhibit 10.2 to the Registrant's Form 10-Q filed with the SEC on November 14, 2017 and incorporated herein by reference).

10.9	Irrevocable Letter of Credit (filed as Exhibit 10.3 to the Registrant's Form 10-Q filed with the SEC on November 14, 2017 and incorporated herein by reference).

10.10	Business Loan Security Agreement between Pace Savings and SusGlobal Energy Corp. (filed as Exhibit 10.4 to the Registrant's Form 10-Q filed with the SEC on November 14, 2017 and incorporated herein by reference).

10.11	Business Loan Security Agreement between Pace Savings and SusGlobal Energy Canada Corp. (filed as Exhibit 10.5 to the Registrant's Form 10-Q filed with the SEC on November 14, 2017 and incorporated herein by reference).

10.12	Business Loan Security Agreement between Pace Savings and SusGlobal Energy Canada I Ltd. (filed as Exhibit 10.6 to the Registrant's Form 10-Q filed with the SEC on November 14, 2017 and incorporated herein by reference).

10.13	Business Loan Security Agreement between Pace Savings and SusGlobal Energy Belleville Ltd. (filed as Exhibit 10.7 to the Registrant's Form 10-Q filed with the SEC on November 14, 2017 and incorporated herein by reference).

10.14	Loan Amending Agreement dated July 26, 2018, by and among SusGlobal Energy Corp., SusGlobal Energy Canada Corp., SusGlobal Energy Canada I Ltd., SusGlobal Energy Belleville Ltd. and Pace Savings & Credit Union Limited (filed as Exhibit 10.45 to the Registrant's Form 10-Q filed with the SEC on November 13, 2018 and incorporated herein by reference).

10.15	Loan Amending Agreement dated July 26, 2018, by and among SusGlobal Energy Corp., SusGlobal Energy Canada Corp., SusGlobal Energy Canada I Ltd., SusGlobal Energy Belleville Ltd. and Pace Savings & Credit Union Limited (filed as Exhibit 10.46 to the Registrant's Form 10-Q filed with the SEC on November 13, 2018 and incorporated herein by reference).

10.16	Loan Amending Agreement dated July 26, 2018, by and among SusGlobal Energy Corp., SusGlobal Energy Canada Corp., SusGlobal Energy Canada I Ltd., SusGlobal Energy Belleville Ltd., Haute, Inc., Marc M Hazout and Pace Savings & Credit Union Limited (filed as Exhibit 10.47 to the Registrant's Form 10-Q filed with the SEC on November 13, 2018 and incorporated herein by reference).

10.17	Loan Amending Agreement dated July 26, 2018, by and among SusGlobal Energy Corp., SusGlobal Energy Canada Corp., SusGlobal Energy Canada I Ltd., SusGlobal Energy Belleville Ltd., Haute, Inc., Marc M Hazout and Pace Savings & Credit Union Limited (filed as Exhibit 10.48 to the Registrant's Form 10-Q filed with the SEC on November 13, 2018 and incorporated herein by reference).

10.18	Loan Amending Agreement dated July 26, 2018, by and among SusGlobal Energy Corp., SusGlobal Energy Canada Corp., SusGlobal Energy Canada I Ltd., SusGlobal Energy Belleville Ltd., Haute, Inc., Marc M Hazout and Pace Savings & Credit Union Limited (filed as Exhibit 10.49 to the Registrant's Form 10-Q filed with the SEC on November 13, 2018 and incorporated herein by reference).

10.19	Loan/Mortgage Commitment between Table Rock Holdings Inc., 1916761 Ontario Limited and D&D Brannan Consultants Inc., (the lenders) and 1684567 Ontario Inc., and SusGlobal Energy Belleville Ltd. (the borrowers) and SusGlobal Energy Corp. (the guarantor) (filed as Exhibit 10.3 to the Registrant's Form 10-Q filed with the SEC on August 14, 2019 and incorporated herein by reference).)

10.20	General Security Agreement between Table Rock Holdings Inc., P.I.C.K.S. Inc., Canadian Western Trust Company, Giovanni and Assunta Paglia, Bob MacNelly and Shanna Young (the Secured Party), 1684567 Ontario Inc. (the Debtor) and Susglobal Energy Corp., (the Guarantor) (filed as Exhibit 10.41 to the Registrant's Form 10-K filed with the SEC on April 7, 2020 and incorporated herein by reference).).

10.21	Amending Credit Agreement dated March 31, 2020, between Pace Savings & Credit Union Limited and SusGlobal Energy Corp., SusGlobal Energy Canada Corp., SusGlobal Energy Canada I Ltd. and SusGlobal Energy Belleville Ltd. (collectively, the borrowers). (Filed as Exhibit 10.43 to the Registrant's Annual Report on Form 10-K filed with the SEC on April 20, 2020).
10.22**	Executive Chairman Consulting Agreement between SusGlobal Energy Canada Corp., Travellers International Inc. and Marc Hazout. (Filed as Exhibit 10.27 to the Registrant's Annual Report on Form 10-K filed with the SEC on April 15, 2021).

10.23**	Executive Consulting Agreement between SusGlobal Energy Canada Corp., and Ike Makrimichalos. (Filed as Exhibit 10.1 to the Registrant's Form 8-K filed with the SEC on February 2, 2022).

10.24	Form of Consulting Agreement between SusGlobal Energy Canada Corp., and Investors. (Filed as Exhibit 10.2 to the Registrant's Form 8-K filed with the SEC on November 9, 2021).

10.25	Form of Consulting Agreement between SusGlobal Energy Canada Corp., and Alchemy Advisors LLC. (Filed as Exhibit 10.2 to the Registrant's Form 8-K filed with the SEC on March 15, 2022).

10.26	Guarantee by and between SusGlobal Energy Corp., and Private Lenders, dated August 13, 2021. (Filed as Exhibit 10.1 to the Registrant's Form 8-K filed with the SEC on August 20, 2021).

10.27	Amending Letter Agreement dated November 15, 2021, between Pace Savings & Credit Union Limited and SusGlobal Energy Corp., SusGlobal Energy Canada Corp., SusGlobal Energy Canada I Ltd. and SusGlobal Energy Belleville Ltd. (collectively, the borrowers). (Filed as Exhibit 10.17 to the Registrant's Registration Statement on Form S-1 filed with the SEC on January 13, 2022).

14	Code of Ethics. (Filed as Exhibit 14.1 to the Registrant's Form 10-K filed with the SEC on April 1, 2019 and incorporated herein by reference).

21*	Subsidiaries of the Registrant.

31.1*	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

31.2*	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

32+	Certification by the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Management contract or compensatory plan or arrangement.
+	In accordance with SEC Release 33-8238, Exhibit 32 is being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUSGLOBAL ENERGY CORP.

April 13, 2022	By:	/s/ Marc Hazout
Marc Hazout
Executive Chairman, President and Chief Executive Officer

April 13, 2022	By:	/s/ Ike Makrimichalos
Ike Makrimichalos
Chief Financial Officer (Principal
Financial and Accounting Officer)

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Marc Hazout	Chairman of the Board, President and Chief Executive Officer	April 13, 2022
Marc Hazout	(principal executive officer) and Director

/s/ Ike Makrimichalos	Chief Financial Officer	April 13, 2022
Ike Makrimichalos	(principal financial and accounting officer)

/s/ Andrea Calla	Director	April 13, 2022
Andrea Calla

/s/ Gary Herman	Director	April 13, 2022
Gary Herman

/s/ Susan Harte	Director	April 13, 2022
Susan Harte

