Form 10-Q
period 2022-03-31
SusGlobal Energy Corp.
filed 2022-05-20
CIK 1652539

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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
Yes [  ]    No [X]

The number of shares of the registrant's common stock outstanding as of May 20, 2022 was 101,254,466 shares.

2

SusGlobal Energy Corp.
INDEX TO FORM 10-Q
For the Three-Month Periods Ended March 31, 2022 and 2021

SUSGLOBAL ENERGY CORP.

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022 and 2021

(Expressed in United States Dollars)

(unaudited)

4

SusGlobal Energy Corp.
Interim Condensed Consolidated Balance Sheets
As at March 31, 2022 and December 31, 2021
(Expressed in United States Dollars)
(unaudited)

	March 31,	December 31,
	2022	2021
ASSETS
Current Assets
Cash	$36,058	$36,033
Trade receivables	47,380	59,665
Government remittances receivable	82,028	13,265
Inventory	16,806	20,582
Prepaid expenses and deposits	756,936	163,343
Total Current Assets	939,208	292,888

Long-lived Assets, net (note 6)	9,027,664	8,278,833
Long-Term Assets	9,027,664	8,278,833
Total Assets	$9,966,872	$8,571,721
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
Accounts payable (note 7)	$1,922,316	$1,085,235
Government remittances payable	285,573	262,047
Accrued liabilities (notes 7, 8, 9, 10 and 13)	1,127,852	942,241
Current portion of long-term debt (note 8)	7,876,242	7,765,421
Current portion of obligations under capital lease (note 9)	89,953	91,047
Convertible promissory notes (note 10)	6,063,926	3,798,516
Total Current Liabilities	17,365,862	13,944,507
Long-term debt (note 8)	1,767,933	1,752,271
Obligations under capital lease (note 9)	116,670	130,086
Deferred tax liability	75,003	73,925
Total Long-term Liabilities	1,959,606	1,956,282
Total Liabilities	19,325,468	15,900,789

Stockholders' Deficiency
Preferred stock, $.0001 par value, 10,000,000 authorized, none issued and outstanding Common stock, $.0001 par value, 150,000,000 authorized, 97,208,547 (2021- 92,983,547) shares issued and outstanding (note 12)	9,725	9,302
Additional paid-in capital	12,267,938	11,272,599
Shares to be issued	40,100	59,640
Accumulated deficit	(21,197,875)	(18,334,649)
Accumulated other comprehensive loss	(478,484)	(335,960)

Stockholders' deficiency	(9,358,596)	(7,329,068)

Total Liabilities and Stockholders' Deficiency	$9,966,872	$8,571,721

Going concern (note 2)
Commitments (note 13)
Subsequent events (note 17)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SusGlobal Energy Corp. Interim Condensed Consolidated Statements of Operations and Comprehensive Loss
For the three-month periods ended March 31, 2022 and 2021
(Expressed in United States Dollars)
(unaudited)

	For the three-month periods ended
	March 31, 2022	March 31, 2021 (correction-see note 5)
Revenue	$144,470	$192,660

Cost of Sales
Opening inventory	20,582	24,740
Depreciation	116,203	136,560
Direct wages and benefits	52,088	71,059
Equipment rental, delivery, fuel and repairs and maintenance	170,188	105,893
Utilities	38,812	18,263
Outside contractors	24,568	-
	422,441	356,515
Less: closing inventory	(16,806)	(45,923)
Total cost of sales	405,635	310,592

Gross (loss)	(261,165)	(117,932)

Operating expenses
Management compensation-stock- based
compensation (notes 7 and 12)	60,113	54,259
Management compensation-fees (note 7)	118,469	90,049
Marketing	376,488	45,727
Professional fees	261,652	69,402
Interest expense (notes 7, 8, 9 and 10)	191,243	163,874
Office and administration (note 6)	60,577	75,215
Rent and occupancy (note 7)	50,925	32,339
Insurance	28,838	15,002
Filing fees	54,175	18,959
Amortization of financing costs	33,532	13,578
Directors' compensation (note 7)	14,809	10,664
Stock-based compensation (note 12)	130,512	8,073
Repairs and maintenance	2,329	13,189
Foreign exchange (income)	(77,749)	(12,118)
Total operating expenses	1,305,913	598,212

Net loss from operating activities	(1,567,078)	(716,144
Other (expense) income (note 14)	(1,296,148)	323,612
Net loss	(2,863,226)	(392,532)
Other comprehensive (loss)
Foreign exchange (loss)	(142,524)	(61,192)

Comprehensive loss	$(3,005,750)	$(453,724)

Net loss per share-basic and diluted	$(0.03)	$(0.01)

Weighted average number of common shares outstanding- basic and diluted	95,990,936	86,818,361

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SusGlobal Energy Corp.
Interim Condensed Consolidated Statements of Changes in Stockholders' Deficiency
For the three-month periods ended March 31, 2022 and 2021
(Expressed in United States Dollars)
(unaudited)

	Number of Shares	Common Shares	Additional Paid- in Capital	Shares to be Issued	Stock Compensation Reserve	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Stockholders' Deficiency
Balance-December 31, 2021	92,983,547	9,302	11,272,599	59,640	-	(18,334,649)	(335,960)	(7,329,068)
Shares issued for proceeds previously received	230,000	23	48,967	(48,990)	-	-	-	-
Shares issued to officers	1,050,000	105	240,345	-	-	-	-	240,450
Shares issued to employee	10,000	1	1,989	-	-	-	-	1,990
Shares issued for professional services	895,000	90	223,820		-	-	-	223,910
Shares issued on conversion of debt to equity	2,000,000	200	463,662		-	-	-	463,862
Shares issued on private placement	40,000	4	16,556		-	-	-	16,560
Shares yet to be issued	-	-	-	29,450	-	-	-	29,450
Other comprehensive income	-	-	-	-	-	-	(142,524)	(142,524)
Net loss	-	-	-	-	-	(2,863,226)	-	(2,863,226)
Balance-March 31, 2022	97,208,547	$9,725	$12,267,938	$40,100	$-	$(21,197,875)	$(478,484)	$(9,358,596)
								(correction-see note 5)
Balance-December 31, 2020	82,860,619	$8,288	$9,045,187	$8,580	$-	$(13,468,794)	$(354,211)	$(4,760,950)
Shares issued for proceeds previously received	400,000	40	8,540	(8,580)	-	-	-	-
Shares issued to officers	1,050,000	105	216,930	-	-	-	-	217,035
Shares issued on conversion of related party debt and accounts payable to equity	1,005,728	100	285,544	-	-	-	-	285,644
Shares issued for conversion of debt to equity	3,175,124	318	713,398	-	-	-	-	713,716
Shares issued for professional services	63,000	6	24,213	-	-	-	-	24,219
Shares issued on private placement	630,480	63	157,557	-	-	-	-	157,620
Other comprehensive loss	-	-	-	-	-	-	(61,192	(61,192
Net loss	-	-	-	-	-	(392,532)	-	(392,532)
Balance-March 31, 2021	89,184,951	$8,920	$10,451,369	$-	$-	$(13,861,326)	$(415,403)	$(3,816,440)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SusGlobal Energy Corp.
Interim Condensed Consolidated Statements of Cash Flows
For the three-month periods ended March 31, 2022 and 2021
(Expressed in United States Dollars)
(unaudited)

	For the three-month period ended March 31, 2022	For the three-month period ended March 31, 2021 (correction-see note 5)
Cash flows from operating activities
Net loss	$(2,863,226)	$(392,532)
Adjustments for:
Depreciation	116,529	137,751
Amortization of intangible assets	-	979
Non-cash professional fees on conversion of debt	-	275
Non-cash interest expense on conversion of debt	-	(32,444)
Amortization of financing fees	33,532	13,578
Stock-based compensation	190,625	62,332
Loss on revaluation of convertible promissory notes	1,296,148	81,197
Gain on forgiveness of convertible promissory notes and accrued interest	-	(359,460)
Gain on disposal of long-lived assets	-	(45,349)
Changes in non-cash working capital:
Trade receivables	12,983	116,589
Government remittances receivable	(67,671)	(2,027)
Other receivables	-	(52,208)
Inventory	4,022	(20,735)
Prepaid expenses and deposits	(295,664)	(165,959)
Deferred assets	-	3,916
Accounts payable	800,629	104,781
Government remittances payable	19,447	27,166
Accrued liabilities	169,619	89,613
Deferred revenue	-	(2,080)
Net cash used in operating activities	(583,027)	(434,617)
Cash flows from investing activities
Purchase of intangible assets	-	(3,593)
Proceeds on disposal of long-lived assets	-	47,394
Adjustments (purchase) of long-lived assets	(736,421)	45,475
Net cash provided by (used in) investing activities	(736,421)	89,276
Cash flows from financing activities
Repayments of advance	-	(15,548)
Repayment/advance of long-term debt	(45,647)	(15,217)
Repayments of obligations under capital lease	(17,502)	(25,393)
Advances on convertible promissory notes (ii)	1,425,000	245,000
Repayment of convertible promissory notes	(42,660)	(50,000)
Advances of loans payable to related parties(i)	28,828	206,654
Repayment of loans payable to related parties	(28,828)	(15,798)
Proceeds on private placement	16,560	157,620
Net cash provided by financing activities	1,335,751	487,318
Effect of exchange rate on cash	(16,278)	18,564
Increase (decrease) in cash	25	160,541
Cash and cash equivalents-beginning of period	36,033	6,457

Cash and cash equivalents -end of period	$36,058	$166,998
Supplemental Cash Flow Disclosure:
Interest paid	$207,548	$104,705

(i)	Refer to note 10, convertible promissory notes, for the issuance of capital stock on the conversion of debt
(ii)	Refer to note 12, for the issuance of capital stock on the conversion of debt.

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SusGlobal Energy Corp.

Notes to the Interim Condensed Consolidated Financial Statements

March 31, 2022 and 2021

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

These interim condensed consolidated financial statements of SusGlobal and its wholly-owned subsidiaries, SusGlobal Energy Canada Corp. ("SECC"), SusGlobal Energy Canada I Ltd. ("SGECI"), SusGlobal Energy Belleville Ltd. ("SGEBL"), SusGlobal Energy Hamilton Ltd. ("SEHL") and 1684567 Ontario Inc. ("1684567") (together, the "Company"), have been prepared following generally accepted accounting principles in the United States ("US GAAP") for interim financial information and the Securities Exchange Commission ("SEC") instructions to Form 10-Q and Article 8 of SEC Regulation S-X, and are expressed in United States Dollars. The Company's functional currency is the Canadian Dollar ("C$"). In the opinion of management, all adjustments necessary for a fair presentation have been included.

2. Going Concern

The interim condensed consolidated financial statements have been prepared in accordance with US GAAP, which assumes that the Company will be able to meet its obligations and continue its operations for the next twelve months.

The Company incurred a net loss of $2,863,226 (2021-$392,532) for the three months ended March 31, 2022 and as at that date had a working capital deficit of $16,426,654 (December 31, 2021-$13,651,619) and an accumulated deficit of $21,197,875 (December 31, 2021-$18,334,649) and expects to incur further losses in the development of its business.

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2022 and 2021
(Expressed in United States Dollars)
(unaudited)

2. Going Concern, (continued)

On February 18, 2021, PACE and the Company reached a new agreement to repay all amounts owing to PACE on or before July 30, 2021. Management was not able to meet the July 30, 2021 deadline. On August 13, 2021, PACE agreed to allow the Company until August 31, 2021 to bring the arrears current and continue to September 2022, the original maturity date. Management was not able to meet the August 31, 2021 deadline. On November 15, 2021, the Company paid all arrears to PACE and PACE agreed to allow the Company to continue payments to the end of the terms of each obligation, September 2022. Management continues discussions with equity investors to re-finance its remaining obligations to PACE, and repay other creditors and has had discussions with the appropriate party to extend the repayment date on the 1st mortgage which currently matures September 1, 2022. One of the Company's significant customer contracts expired at the end of the prior year and one customer contract was terminated by the Company at the end of this year's third quarter. The Company is also anticipating a successful underwritten offering in connection with its filed registration statement although there can be no assurance that the underwritten offering will be completed.

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

3. Significant Accounting Policies

These interim condensed consolidated financial statements do not include all of the information and footnotes required by US GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements of the Company for the years ended December 31, 2021 and 2020 and their accompanying notes.

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2022 and 2021
(Expressed in United States Dollars)
(unaudited)

4. Financial Instruments

The carrying value of the Company's financial instruments, such as cash, trade receivables, accounts payable and accrued liabilities approximate fair value due to the short-term nature of these instruments. The carrying amounts of the long-term debt, obligations under capital lease and convertible promissory notes also approximates fair value due to their market interest rate.

Interest, Credit and Concentration Risk

Interest rate risk is the risk borne by an interest-bearing asset or liability as a result of fluctuations in interest rates. Financial assets and financial liabilities with variable interest rates expose the Company to cash flow interest rate risk.

The Company is exposed to significant interest rate risk on the current portion of its long-term debt of $7,837,423 (C$9,793,106) (December 31,2021-$7,727,628; C$9,796,689).

Credit risk is the risk of loss associated with a counterparty's inability to perform its payment obligations. As at March 31, 2022, the Company's credit risk is primarily attributable to cash and trade receivables. As at March 31, 2022, the Company's cash was held with reputable Canadian chartered banks, a credit union and a United States of America bank.

With regards to credit risk with customers, the customers' credit evaluation is reviewed by management and account monitoring procedures are used to minimize the risk of loss. The Company believes that no additional credit risk beyond amounts provided for by the allowance for doubtful accounts are inherent in accounts receivable. As at March 31, 2022, the allowance for doubtful accounts was $nil (C$nil) (December 31, 2021-$nil; C$nil).

As at March 31, 2022, the Company is exposed to concentration risk as it had four customers (December 31, 2021-five customers) representing greater than 5% of total trade receivables and three customers (December 31, 2021-five customers) represented 90% (December 31, 2021-74%) of trade receivables. The Company had certain customers whose revenue individually represented 10% or more of the Company's total revenue. These customers accounted for 67% (22% and 45%) (March 31, 2021-82%; 39%, 26% and 17%) of total revenue.

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

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2022 and 2021
(Expressed in United States Dollars)
(unaudited)

4. Financial Instruments, (continued)

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

Currency Risk

Although the Company's functional currency is the C$, the Company realizes a portion of its expenses in United States Dollars ("$"). Consequently, certain assets and liabilities are exposed to foreign currency fluctuations. As at March 31, 2022, $181,345, net monetary assets (December 31, 2021-$175,790, net monetary liabilities) of the Company's net monetary assets were denominated in $. The Company has not entered into any hedging transactions to reduce the exposure to currency risk.

5. Correction for Fair Value Option Election

Subsequent to the issuance of our Quarterly Report on Form 10-Q for the period ended March 31, 2021, we identified an error in our historical financial statements related to the measurement of convertible promissory notes. The Company elected the fair value option to account for certain of its convertible promissory notes and should have recorded the convertible promissory notes subsequently at fair value instead of amortized cost.

In accordance with FASB Accounting Standards Codification 250, Accounting Changes and Error Corrections, we evaluated the materiality of the error from both a quantitative and qualitative perspective, and concluded that the error was immaterial to our prior period interim condensed consolidated financial statements. Since the error was not material, no amendments to previously filed interim reports are required. Consequently, we have adjusted for these errors by revising our historical Interim Condensed Consolidated Financial Statements presented herein.

The effects of the corrections to each of the individual affected line items were as follows:

Interim Condensed Consolidated Balance Sheets
	March 31,	Adjustments	March 31,	Notes
	2021		2021
	As Previously		As
	Reported		Adjusted
	$	$	$

Convertible promissory notes	479,000	152,197	631,197	(a)
Total Current Liabilities	9,432,847	152,197	9,585,044	(a)
Total Liabilities	9,772,324	152,197	9,924,521	(a)
Shares to be issued	66,000	(66,000)	-	(b)
Accumulated deficit	(13,775,129)	(86,197)	(13,861,326)	(c)
Stockholders' deficiency	(3,664,243)	(152,197)	(3,816,440)	(a)
Total Liabilities and Stockholders' Deficiency	6,108,081	-	6,108,081

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2022 and 2021
(Expressed in United States Dollars)
(unaudited)

5. Correction for Fair Value Option Election, (continued)

Interim Condensed Statements of Operations and Comprehensive Loss

	March 31,	Adjustments	March 31,	Notes
	2021		2021
	As Previously		As
	Reported		Adjusted
	$	$	$

Professional fees	64,402	5,000	69,402	(c)
Total operating expenses	593,212	5,000	598,212	(c)
Net Loss From Operating Activities	(711,144)	(5,000)	(716,144)	(c)
Other income	404,809	(81,197)	323,612	(c)
Net Loss	(306,335)	(86,197)	(392,532)	(c)
The adjustments did not have an impact on loss per share, basic and diluted, due to rounding.

Interim Condensed Consolidated Statements of Cash Flows

	March 31,	Adjustments	March 31,	Notes
	2021		2021
	As Previously		As
	Reported		Adjusted
	$	$	$

Cash flows from operating activities
Net Loss	(306,335)	(86,197)	(392,532)	(c)
Adjustments for:
Loss on revaluation	-	81,197	81,197	(c)
Net cash used in operating activities	(429,617)	(5,000)	(434,617)	(c)

(a) The Company elected fair the fair value option to account for its convertible promissory notes issued in 2021. In accordance with ASC 825, the convertible promissory notes are mark-to-market at each reporting date with changes in fair value recorded as a component of other (expense) income. As a result, there was a mark-to-market adjustment of $152,197 in the interim condensed consolidated statements of operations and comprehensive loss as of March 31, 2021.

(b) The Company used the with-and-without method to allocate the proceeds between the convertible promissory note and the common shares. As a result, all the proceeds were allocated to the convertible promissory note and $nil to the common shares. The previously recognized amount of $66,000 in shares to be issued was adjusted to $nil.

(c)  The transaction costs of $5,000 were previously capitalized against the convertible promissory note. The transaction costs were expensed, and a day one revaluation loss of $81,197 was recognized.

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2022 and 2021
(Expressed in United States Dollars)
(unaudited)

6. Long-lived Assets, net

		March 31,		December 31,
		2022		2021
	Cost	Accumulated depreciation	Net book value	Net book value

Land	$3,429,638	$-	$3,429,638	$3,380,356
Property under construction	2,648,438	-	2,648,438	1,874,892
Composting buildings	2,426,605	652,792	1,773,813	1,784,200
Gore cover system	1,126,840	484,832	642,008	660,549
Driveway and paving	370,939	134,774	236,165	240,083
Machinery and equipment	416,536	360,023	56,513	64,282
Equipment under capital lease	509,871	396,811	113,060	134,487
Office trailer	9,604	9,604	-	-
Vacuum trailer	6,002	4,952	1,050	1,479
Computer equipment	7,073	7,073	-	-
Signage	6,614	2,970	3,644	3,918
Automotive equipment	176,193	52,858	123,335	134,587
	$11,134,353	$2,106,689	$9,027,664	$8,278,833
On August 17 2021, the Company acquired the Hamilton Property assets, consisting of land, a vacant building and ECAs. The total purchase price including costs of acquisition of $175,615 (C$221,680) totaled $3,590,773 (C$4,532,633). The costs of acquisition, were settled through cash payments of $119,094 (C$150,333) and the issuance of 200,000 common shares valued based on the trading price on the issuance date at $56,521 (C$71,347) to a consultant who assisted on the closing of the transaction. The issuance of common shares is also noted under capital stock, note 12, common shares issued for professional services. The purchase of the Hamilton Property was funded by cash of $396,364 (C$500,333), the issuance of 300,000 common shares to the vendor on closing, having a value based on the trading price on the issuance date of $84,781 (C$107,020), the issuance noted above of 200,000 common shares to a consultant who assisted on the closing of the transaction disclosed as part of common shares issued for professional services, under capital stock, note 12, a vendor take-back 1st mortgage of $1,584,400 (C$2,000,000) and a portion of the increased existing 1st mortgage of $1,468,686 (C$1,853,933), disclosed under note 8 (d) ii), long-term debt. The cost of the purchase price was allocated ratably over the estimated fair value of each long-lived asset acquired, land of $1,724,979 (C$2,177,442), included above under land and building $1,556,002 (C$1,964,141), described above as property under construction.

Also included under property under construction, are construction costs incurred subsequent to the acquisition in the amount of $1,097,724 (C$1,371,641).

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2022 and 2021
(Expressed in United States Dollars)
(unaudited)

6. Long-lived Assets, net, (continued)

Depreciation for the three-month period ended March 31, 2022, is disclosed in cost of sales in the amount of $116,203 (C$147,130) (2021-$136,560; C$172,883) and in office and administration in the amount of $326 (C$413) (2021-$1,191; C$1,508), in the interim condensed consolidated statements of operations and comprehensive loss.

7. Related Party Transactions

For three-month period ended March 31, 2022, the Company incurred $94,776 (C$120,000) (2021-$71,091; C$90,000), in management fees expense with Travellers International Inc. ("Travellers"), an Ontario company controlled by a director and the president and chief executive officer (the "CEO"); and $23,693 (C$30,000) (2021-$18,958; C$24,000) in management fees expense with the Company's chief financial officer (the "CFO"). As at March 31, 2022, unpaid remuneration and unpaid expenses in the amount of $33,533 (C$41,901) (December 31, 2021-$14,755; C$18,706) is included in accounts payable in the interim condensed consolidated balance sheets.

For the three-month period ended March 31, 2022, the Company incurred $23,506 (C$29,762) (2021-$21,165; C$26,795) in rent expense paid under a lease agreement with Haute Inc. ("Haute"), an Ontario company controlled by the CEO.

During the three-month period ended March 31, 2022, Travellers converted a total of $ (C$) (December 31, 2021-$371,001 (C$461,620) of loans provided during the period and $ (C$) (December 31, 2021-$80,323; C$101,700) of accounts payable owing to Travellers for nil common shares (December 31, 2021-1,726,076 common shares).

In addition, during the three-month period ended March 31, 2022, the Company paid the CFO interest of $504 (C$638) on loans totaling $29,211 (C$36,000) provided to the Company and repaid during the period.

For those independent directors providing their services throughout 2022, the Company accrued directors' compensation to each director in the amount of $4,936 (C$6,250), in total, $14,808 (C$18,750) (2021-$9,874; C$12,500). Also included in directors' compensation for the three-month period ended March 31, 2022, is the audit committee chairman's fees, in the amount of $ (C$) (2021-$790; C$1,000). As at March 31, 2022, outstanding directors' compensation of $86,389 (C$107,946) (December 31, 2021-$70,358; C$89,196) is included in accrued liabilities, in the interim condensed consolidated balance sheets.

Pursuant to the terms of the CEO's Consulting Agreement, for his services as the CEO, the compensation is at a rate of $24,009 (C$30,000) per month for twelve (12) months, beginning on the Effective Date, January 1, 2021, and at a rate of $32,012 (C$40,000) per month for twelve (12) months, beginning January 1, 2022. In addition, the Company agreed to grant the CEO 1,000,000 restricted shares of the Company's Common Stock, par value of $0.0001 per share (the "Common Stock") on the Effective Date, and 1,000,000 shares of Common Stock on January 1, 2022. The Company has also agreed to reimburse the CEO for certain out-of-pocket expenses incurred by the CEO.

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2022 and 2021
(Expressed in United States Dollars)
(unaudited)

7. Related Party Transactions, (continued)

Pursuant to the terms of the CFO's Consulting Agreement for his services as the CFO, the compensation is at a rate of $6,402 (C$8,000) per month for twelve (12) months, beginning on the Effective Date, January 1, 2021. In addition, the Company agreed to grant the CFO 50,000 restricted shares of the Company's Common Stock, par value of $0.0001 per share (the "Common Stock") on the Effective Date. The Company has also agreed to reimburse the CFO for certain out-of-pocket expenses incurred by the CFO.

Pursuant to the terms of the CFO's Consulting Agreement for his services as the CFO, the compensation is at a rate of $8,003 (C$10,000) per month for twelve (12) months, beginning on the Effective Date, January 1, 2022. In addition, the Company agreed to grant the CFO 50,000 restricted shares of the Company's Common Stock, par value of $0.0001 per share (the "Common Stock") on the Effective Date. The Company has also agreed to reimburse the CFO for certain out-of-pocket expenses incurred by the CFO.

Furthermore, for the three-month period ended March 31, 2022, the Company recognized management stock-based compensation expense of $60,113 (2021-$54,259), on the common stock issued to the CEO and the CFO, 1,000,000 and 50,000 common stock, respectively, as stipulated in their executive consulting agreements, effective January 1, 2022. The total stock-based compensation on the issuance of the common stock totaled $240,450 (2021-$217,035). The portion to be expensed for the balance of the year, $180,337 (2021-$162,776 is included in prepaid expenses and deposits in the interim condensed consolidated balance sheets.
8. Long-Term Debt
		March 31, 2022	December 31, 2021
(a)	PACE Credit Facility-Due September 2, 2022	$753,970	$750,465
(b)	PACE Credit Facility-Due September 2, 2022	421,620	419,661
(c)	PACE Corporate Term Loan-Due September 13, 2022	2,558,413	2,546,536
(d)i.)	Mortgage Payable-Due September 1, 2022	4,103,420	4,010,966
(d)ii.)	Mortgage Payable-Due August 17, 2023	1,600,600	1,577,600
(e)	Canada Emergency Business Account-Due December 31, 2023	80,030	78,880
(f)	Corporate Term Loan-Due April 7, 2025	126,122	133,584
		9,644,175	9,517,692
Current portion		(7,876,242)	(7,765,421)
Long-Term portion		$1,767,933	$1,752,271

On November 15, 2021, the Company paid all arrears to PACE and PACE agreed to allow the Company to continue payments to the end of the terms of each obligation, September 2022. Management continues discussions with equity investors to re-finance its remaining obligations to PACE and repay other creditors. In addition, the existing letter of credit, in the amount of $221,548 (C$276,831) was renewed by PACE to the termination of the Company's obligations to PACE, September 2022. The Company is in the process of obtaining a letter of credit for the new financial assurance with the Ministry of the Environment, Conservation and Parks (the "MECP") in the amount of $510,301 (C$637,637).

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2022 and 2021
(Expressed in United States Dollars)
(unaudited)

8. Long-Term Debt, (continued)

Refer also to going concern, note 2.

The remaining PACE long-term debt was initially payable as noted below:

(a)	The credit facility bears interest at the PACE base rate of 7.00% plus 1.25% per annum, currently 8.25%, is payable in monthly blended installments of principal and interest of $7,014 (C$8,764) and matures on September 2, 2022. The first and only advance on the credit facility on February 2, 2017, in the amount of $1,280,480 (C$1,600,000), is secured by a business loan general security agreement, a $1,280,480 (C$1,600,000) personal guarantee from the CEO and a charge against the Haute leased premises. Also pledged as security are the shares of the wholly-owned subsidiaries, and a limited recourse guarantee against each of these parties. On April 3, 2020, the pledged shares were delivered by PACE and are currently held as security for the personal guarantee from the CEO and charge against the Haute leased premises. The credit facility is fully open for prepayment at any time without notice or bonus.

(b)	The credit facility advanced on June 15, 2017, in the amount of $480,180 (C$600,000), bears interest at the PACE base of 7.00% plus 1.25% per annum, currently 8.25%, is payable in monthly blended installments of principal and interest of $3,922 (C$4,901), and matures on September 2, 2022. The credit facility is secured by a variable rate business loan agreement on the same terms, conditions and security as noted above.

(c)	The corporate term loan advanced on September 13, 2017, in the amount of $2,980,435 (C$3,724,147), bears interest at PACE base rate of 7.00% plus 1.25% per annum, currently 8.25%, is payable in monthly blended installments of principal and interest of $23,778 (C$29,711), and matures September 13, 2022. The corporate term loan is secured by a business loan general security agreement representing a floating charge over the assets and undertakings of the Company, a first priority charge under a registered debenture and a lien registered under the Personal Property Security Act in the amount of $3,201,983 (C$4,000,978) against the assets including inventory, accounts receivable and equipment. The corporate term loan also included an assignment of existing contracts included in the asset purchase agreement.

For the three-month period ended March 31, 2022, $75,525 (C$95,625) (2021-$77,265; C$97,816) in interest was incurred on the PACE long-term debt. As at March 31, 2022 $18,139 (C$22,967) (December 31, 2021-$42,686; C$53,680) in accrued interest is included in accrued liabilities in the interim condensed consolidated balance sheets.

(d) i) The Company obtained a 1st mortgage provided by private lenders to finance the acquisition of the shares of 1684567 and to provide funds for additional financing needs, including additional lands, received in four tranches totaling $4,161,560 (C$5,200,000) (December 31, 2021-$4,101,760; C$5,200,000). The fourth tranche was received on August 13, 2021 in the amount of $1,520,570 (C$1,900,000) and a portion of this fourth tranche, $1,483,703 (C$1,853,933), was used to fund a portion of the purchase of the Hamilton Property, described under long-lived assets, net (note 6). The 1st mortgage is repayable interest only on a monthly basis at an annual rate of the higher of the Royal Bank of Canada's prime rate plus 6.05% per annum (currently 8.50%) and 10% per annum with a maturity date of September 1, 2022. The 1st mortgage payable is secured by the shares held of 1684567, a 1st mortgage on the premises located at 704 Phillipston Road, Roslin, Ontario, Canada and a general assignment of rents.

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2022 and 2021
(Expressed in United States Dollars)
(unaudited)

8. Long-Term Debt, (continued)

Financing fees on the 1st mortgage totaled $322,856 (C$403,419). As at March 31, 2022, $34,205 (C$42,740) (December 31, 2021-$33,713; C$42,740) of accrued interest is included in accrued liabilities in the consolidated balance sheets. In addition, as at March 31, 2022, there is $58,140 (C$72,648) (December 31, 2021-$90,794; C$115,104) of unamortized financing fees included in long-term debt in the consolidated balance sheets.

ii)	On August 17, 2021, the Company obtained a vendor take-back 1st mortgage in the amount of $1,600,600 (C$2,000,000), on the purchase of the Hamilton Property, described under long-lived assets, net (note 6). The 1st mortgage bears interest at an annual rate of 2% per annum, repayable monthly interest only with a maturity date of August 17, 2023, secured by the assets on the Hamilton Property

For the three-month period ended March 31, 2022, $111,853 (C$141,622) (2021-$62,530; C$79,162) in interest was incurred on the 1st mortgages payable. As at March 31, 2022 $34,205 (C$42,740) (December 31, 2021- $33,713; C$42,740) in accrued interest is included in accrued liabilities in the interim condensed consolidated balance sheets.

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

The Company has received a total of $80,030 (C$100,000) under this program, from its Canadian chartered bank.

Under the initial term date of the loans, which is detailed in the CEBA term loan agreements, the amount is due on December 31, 2022 and is interest-free. If the loans are not repaid by December 31, 2022, the Company can make payments, interest only, on a monthly basis at an annual rate of 5%, under the extended term date, beginning January 1, 2023, maturing December 31, 2025.

The CEBA term loan agreements were amended by extending the interest free repayment date by one year to December 31, 2023. If paid by December 31, 2023, 33.33% ($26,676; C$33,333), previously 25%, of the loans would be forgiven. Repayment terms on the extended period are unchanged.

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2022 and 2021
(Expressed in United States Dollars)
(unaudited)

8. Long-Term Debt, (continued)

The CEBA term loan agreements contain a number of positive and negative covenants, for which the Company is not in full compliance.

(f)	On April 8, 2021, the Company took delivery of a truck and hauling trailer for a total purchase price of $172,225 (C$218,338) plus applicable harmonized sales taxes. The purchase was financed by a bank term loan of $157,760 (C$200,000), over a forty-eight-month term, bearing interest at 4.95% per annum with monthly blended instalments of principal and interest payments of $3,866 (C$4,901) due April 7, 2025.

For the three-month period ended March 1, 2022, $1,576 (C$1,996) in interest was incurred.

9. Obligations under Capital Lease

			March 31,	December 31,
			2022	2021
	(a)	(b)	Total	Total
Obligations under Capital Lease	$19,651	$186,972	$206,623	$221,133
Less: current portion	(19,651)	(70,302)	(89,953)	(91,047)
Long-term portion	$-	$116,670	$116,670	$130,086

Refer also to going concern, note 2.

(a)

The lease agreement for certain equipment for the Company's organic composting facility at a cost of $198,034 (C$247,450), is payable in monthly blended installments of principal and interest of $4,096 (C$5,118), plus applicable harmonized sales taxes for a period of forty-six months plus the first two monthly blended installments of $8,003 (C$10,000) plus applicable harmonized sales taxes and an option to purchase the equipment for a final payment of $19,651 (C$24,680) plus applicable harmonized sales taxes on February 27, 2022. The leasing agreement bears interest at the rate of 6.15% annually, compounded monthly, due January 27, 2022. The final payment was made subsequent to March 31, 2022.

(b)

The lease agreement for certain equipment for the Company's organic waste processing and composting facility at a cost of $311,837 (C$389,650), is payable in monthly blended installments of principal and interest of $5,484 (C$6,852), plus applicable harmonized sales taxes for a period of fifty-nine months plus an initial deposit of $15,566 (C$19,450) plus applicable harmonized sales taxes and an option to purchase the equipment for a final payment of a nominal amount of $80 (C$100) plus applicable harmonized sales taxes on February 27, 2025. The leasing agreement bears interest at the rate of 3.59% annually, compounded monthly, due February 27, 2025.

The lease liabilities are secured by the equipment under capital lease as described under long-lived assets, net (note 6).

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2022 and 2021
(Expressed in United States Dollars)
(unaudited)

9. Obligations under Capital Lease, (continued)

Minimum lease payments as per the original terms of the obligations under capital lease are as follows:

In the nine-month period ending December 31, 2022	$80,075
In the year ending December 31, 2023	65,808
In the year ending December 31, 2024	65,808
In the year ending December 31, 2025	5,564
217,255
Less: imputed interest	(10,632)
Total	$206,623

For the three-month period ended March 31, 2022, $1,760 (C$2,229) (2021-$4,903; C$5,181) in interest was incurred. As at March 31, 2022 $1,159 (C$1,448) (December 31, 2021- $800; C$999) in accrued interest is included in accrued liabilities in the interim condensed consolidated balance sheets. As at March 31, 2022, the Company had not paid the final payout amount on the obligations under capital lease (a) and the last two monthly instalments on the obligations under capital lease (b).

10. Convertible Promissory Notes

		March 31, 2022	December 31, 2021

(a)	Convertible promissory note-March 31, 2021	1,021,463	553,453
(b)	Convertible promissory note-April 1, 2021	-	455,072
(c)	Convertible promissory note-June 16, 2021	448,853	460,418
(d)	Convertible promissory note-August 26, 2021	60,420	143,109
(e)	Convertible promissory notes-October 28 and 29, 2021	2,016,074	1,852,495
(f)	Convertible promissory notes-December 2, 2021	345,075	333,969
(g)	Convertible promissory notes-March 3 and 7, 2022	2,172,041
		$6,063,926	$3,798,516

a)

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

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2022 and 2021
(Expressed in United States Dollars)
(unaudited)

10. Convertible Promissory Notes, (continued)

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

On November 22, 2021, the March 2021 Investor extended the maturity date to March 31, 2022 in exchange for a payment of $486,474. On April 7, 2022, the March 2021 Investor extended the maturity date of the March 2021 Investor Note to April 30, 2022. Refer to note 17(b), subsequent events for details on a conversion and forgiveness of the March 2021 Investor Note.

The Company initially reserved 5,000,000 of its authorized and unissued Common Stock (the "March 2021 Reserved Amount"), free from pre-emptive rights, to provide for the issuance of Common Stock upon the full conversion of the March 2021 Investor Note.

b) On April 1, 2021, the Company entered into a securities purchase agreement (the "April 2021 SPA") with one investor (the "April 2021 Investor") pursuant to which the Company issued to the April 2021 Investor one 10% unsecured convertible promissory note (the "April 2021 Investor Note") in the principal amount of $275,000. The April 2021 Investor Note includes an OID of $25,000. In addition, the April 2021 Investor was issued 200,000 common shares immediately subsequent to the issue date The Company used the with-and-without method to allocate the proceeds between the convertible promissory note and the common shares. As a result, all of the proceeds were allocated to the convertible promissory note and $nil to the common shares.

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

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2022 and 2021
(Expressed in United States Dollars)
(unaudited)

10. Convertible Promissory Notes, (continued)

On December 9, 2021, the April 2021 Investor agreed to adjust the balance of the note, as it was past due, to $400,000. On January 4, 2022, the April 2021 Investor provided the Company with a request to convert the April 2021 Investor Note into 2,000,000 common shares of the Company issued on January 17, 2022, at a conversion price of $0.20 per share, as stipulated in the April 2021 SPA. On conversion, the fair value of the April 2021 Investor Note was $8,790 higher than the balance at December 31, 2021. This increase is included in the loss on revaluation of convertible promissory notes in the interim condensed consolidated statements of operations and comprehensive loss under other (expense) income.

c) On June 16, 2021, the Company entered into a securities purchase agreement (the "June 2021 SPA") with one investor (the "June 2021 Investor") pursuant to which the Company issued to the June 2021 Investor one 10% unsecured convertible promissory note (the "June 2021 Investor Note") in the principal amount of $450,000. The June 2021 Investor Note includes an OID of $35,000. In addition, the June 2021 Investor was issued 1,000,000 common shares of the Company. The Company used the with-and-without method to allocate the proceeds between the convertible promissory note and the common shares. As a result, all of the proceeds were allocated to the convertible promissory note and $nil to the common shares

The maturity date of the June 2021 Investor Note is June 16, 2022. The June 2021 Investor Note bears interest at a rate of 10% per annum (the "June 2021 Interest Rate"), which shall be paid by the Company to the June 2021 Investor on a monthly basis, commencing on the first of the month following issuance. The June 2021 Investor may convert the principal amount and any accrued but unpaid interest into the Company's common stock from time to time following an event of default (as defined in the June 2021 Investor Note), with interest accruing at the default interest rate of 15% per annum from an event of default, at a conversion price (the "Conversion Price") equal to the lesser of 90% (representing a 10% discount) multiplied by the lowest trading price (i) during the previous twenty (20) trading day (as defined in the June 2021 Investor Note) period ending on the issuance date of the June 2021 Investor Note, or (ii) during the previous twenty (20) trading day period ending on date of conversion of the June 2021 Investor Note. The June 2021 Investor Note may be prepaid at any time in cash equal to the sum of (a) the then outstanding principal amount of the June 2021 Investor Note plus (b) accrued and unpaid interest on the unpaid principal balance of the June 2021 Investor Note plus (c) default interest (as defined in the June 2021 Investor note on the occurrence of a default), if any.

The Company initially reserved 7,000,000 of its authorized and unissued Common Stock (the "June 2021 Reserved Amount"), free from pre-emptive rights, to provide for the issuance of Common Stock upon the full conversion of the June 2021 Investor Note.

d) On August 26, 2021, the Company entered into a securities purchase agreement (the "August 2021 SPA") with one investor (the "August 2021 Investor") pursuant to which the Company issued to the August 2021 Investor one 10% unsecured convertible promissory note (the "August 2021 Investor Note") in the principal amount of $142,200. The August 2021 Investor Note included an OID of $13,450. In addition, the August 2021 Investor was issued 80,000 common shares of the Company. The Company used the with-and-without method to allocate the proceeds between the convertible promissory note and the common shares. As a result, all of the proceeds were allocated to the convertible promissory note and $nil to the common shares

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2022 and 2021
(Expressed in United States Dollars)
(unaudited)

10. Convertible Promissory Notes, (continued)

The maturity date of the August 2021 Investor Note is August 26, 2022. The August 2021 Investor Note bears interest at a rate of 10% per annum (the "August 2021 Interest Rate"). The August 2021 Investor Note will include a one-time interest charge of $14,220, which shall be at repayable by the Company in 10 equal monthly amounts of $15,642 (including principal and interest) commencing October 15, 2021.

The August 2021 Investor may convert the principal amount and any accrued but unpaid interest into the Company's common stock from time to time following an event of default (as defined in the August 2021 Investor Note), with default interest accruing at the default interest rate of 22% per annum, at a conversion price (the "Conversion Price") equal to 75% (representing a 25% discount) multiplied by the lowest trading price (i) during the previous five (5) trading day (as defined in the August 2021 Investor Note), period prior to conversion. The Company has the right to accelerate the monthly payments or prepay the August 2021 Investor Note at any time without penalty.

The Company initially reserved 2,972,951 of its authorized and unissued Common Stock (the "August 2021 Reserved Amount"), free from pre-emptive rights, to provide for the issuance of Common Stock upon the full conversion of the August 2021 Investor Note.

Refer to note 17(b), subsequent events, for details on the conversion of the August 2021 Investor Note.

e) On October 28 and 29, 2021, the Company entered into two securities purchase agreement (the "October 2021 SPAs) with two investors (the "October 2021 Investors") pursuant to which the Company issued to the October 2021 Investors two 15% OID unsecured convertible promissory notes (the "October 2021 Investor Notes") in the principal amount of $1,765,118. The October 2021 Investor Notes are convertible, with accrued interest, from time to time on notice of a liquidity event (a "Liquidity Event"). A Liquidity Event is defined as a public offering of the Company's common stock resulting in the listing for trading of the common stock on any one of a number of exchanges. The October 2021 Investor Notes can be prepaid prior to maturity for an amount of 120% of the prepayment amount.

The maturity date of the October 2021 Investor Notes is the earlier of (i) July 28 and 29, 2022 and (ii) the occurrence of a Liquidity Event, as described above (the "Maturity Date"). Upon the occurrence of a Liquidity Event, the October 2021 Investors are entitled to convert all or a portion of their October 2021 Investor Notes including any accrued and unpaid interest at a conversion price (the "Conversion Price") equal to 70% (representing a 30% discount) multiplied by the price per share of the Common Stock at the public offering associated with the Liquidity Event.

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2022 and 2021
(Expressed in United States Dollars)
(unaudited)

10. Convertible Promissory Notes, (continued)

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

Refer to note 17 (d), subsequent events, for an amendment to the conversion terms on the October 29, 2021 investor note.

f)	The maturity date of the December 2021 Investor Note is June 2, 2022. The December 2021 Investor Note bears interest at a rate of 10% per annum (the "December 2021 Interest Rate"), which shall be paid by the Company to the December 2021 Investor on a monthly basis, commencing on the first of the month following issuance. The December 2021 Investor may convert the principal amount and any accrued but unpaid interest into the Company's common stock from time to time following an event of default (as defined in the December 2021 Investor Note), with interest accruing at the default interest rate of 15% per annum from the event of default, at a conversion price (the "Conversion Price") equal to the lesser of 90% (representing a 10% discount) multiplied by the lowest trading price (i) during the previous twenty (20) trading day (as defined in the December 2021 Investor Note) period ending on the issuance date of the December 2021 Investor Note, or (ii) during the previous twenty (20) trading day period ending on date of conversion of the December 2021 Investor Note. The December 2021 Investor Note may be prepaid at any time in cash equal to the sum of (a) the then outstanding principal amount of the December 2021 Investor Note plus (b) accrued and unpaid interest on the unpaid principal balance of the December 2021 Investor Note plus (c) default interest (as defined in the December 2021 Investor Note) on the occurrence of an event of default), if any.

The Company initially reserved 5,000,000 of its authorized and unissued Common Stock (the "December 2021 Reserved Amount"), free from pre-emptive rights, to provide for the issuance of Common Stock upon the full conversion of the December 2021 Investor Note.

g)	On March 3 and 7, 2022, the Company executed two unsecured convertible promissory notes with two investors (the "March 2022 Investors"), who purchased 25% original issue discount (the "OID") unsecured convertible promissory notes (the "The March 2022 Investor Notes") in the aggregate principal amount totaling $2,000,000 (the "Principal Amount") with such Principal Amount convertible into shares of the Company's common stock (the "Common Stock") from time to time triggered by the occurrence of certain events. The March 2022 Investor Notes carried an OID totaling $500,000 which is included in the principal balance of the Notes. The funds were received on March 7, 2022 and March 11, 2022 in the total amount of $1,425,000, net of the OID and professional fees.

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2022 and 2021
(Expressed in United States Dollars)
(unaudited)

10. Convertible Promissory Notes, (continued)

The maturity date of the Notes is the earlier of (i) June 3 and 7, 2022, and (ii) the occurrence of a Liquidity Event (as defined in the Notes) (the "Maturity Date"). The final payment of the Principal Amount (and default interest, if any) shall be paid by the Company to the Investors on the Maturity Date. On an event of default, the principal amount of the March 2020 Investor Notes will increase to 120% of their original principal amounts. The Investors are entitled to, following an event of default, (as defined in the March 2022 Investor Notes) to convert all or any amount of the Principal Amount and any interest accruing at the default interest rate of 24% per annum into Common Stock, at a conversion price (the "Conversion Price") equal to 70% (representing a 30% discount) multiplied by the price per share of the Common Stock at any national security exchange or over-the-counter marketplace for the five (5) trading days immediately prior to the March 2022 Investors' notice of conversion.

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

The convertible promissory notes described above, contain certain representations, warranties, covenants and events of default including if the Company is delinquent in its periodic report filings with the Securities and Exchange Commission which would increase the amount of the principal and interest rates under the convertible promissory notes in the event of such defaults. In the event of a default, at the option of the applicable investor and in their sole discretion, the applicable investor may consider any of their convertible promissory notes immediately due and payable.

For the three-month period ended March 31, 2022, the Company issued 2,000,000 common shares on the conversion of a convertible promissory note, having a fair value on conversion in the amount of $463,862 at a conversion price of $0.20 per share. And, for the three-month period ended March 31, 2021, the Company issued 3,175,124 common shares on the conversion of convertible promissory notes, in the amount of $713,716, including accrued interest and related costs of $32,716. The share conversion prices ranged from $0.156 to $0.26 per share (on the 2019 convertible promissory notes).

For the three-month period ended March 31, 2022, the Company incurred interest of $nil (2021-$14,756 on the 2019 convertible promissory notes).

Refer to note 17(d) and (e), subsequent events, for details on amendments to the conversion terms of the March 2022 Investor Notes.

Refer also to going concern, note 2.

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2022 and 2021
(Expressed in United States Dollars)
(unaudited)

10. Convertible Promissory Notes, (continued)

Fair value option for the 2021 convertible promissory notes

The Company is eligible to elect the fair value option under ASC 825, Financial Instruments and bypass analysis of the potential embedded derivative features described above. The Company believes that the fair value option better reflects the underlying economics of the convertible promissory notes issued in 2021 and 2022. As a result, the 2021 and 2022 promissory notes were recorded at fair value upon issuance and subsequently remeasured at each reporting date until settled or converted. The Company recognized the notes initially at fair value, which exceeded the proceeds received resulting in a day one loss that has been recognized in net loss in the interim condensed consolidated financial statements. Transaction and other issuance costs have been expensed as incurred. Subsequently, the Company recognizes the notes at fair value with changes in net loss.

Gains and losses attributable to changes in credit risk were insignificant during all periods presented. The Company recognized a loss of $659,525 at the time of issuance of the convertible promissory notes, and an additional loss of $636,623 attributed to the change in fair value of the convertible promissory notes for the three-month period ended March 31, 2022. The Company incurred debt issuance costs of $75,000 (December 31, 2021-$159,250) which were expensed as incurred.

11. Fair Value Measurement

The following table presents information about the Company's financial assets and liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation:

		Fair Value Measurements as of March 31, 2022 Using:
		Level 1	Level 2	Level 3	Total
Assets:	$				$-
Liabilities:
Convertible promissory notes				6,063,926	6,063,926
	$			6,063,926	$6,063,926

During each of the three-month periods ended March 31, 2022 and 2021, there were no transfers between Level 1, Level 2, or Level 3. There were no financial assets or liabilities measured at fair value on a recurring basis as of March 31, 2022.

The following table summarizes the change in Level 3 financial instruments during the three-month period ended March 31, 2022.

Fair value at December 31, 2021	$3,798,516
Fair value at issuance	2,159,525
Repayments	(66,876)
Conversion	(463,862)
Mark to market adjustment	636,623
Fair value at March 31, 2022	$6,063,926

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2022 and 2021
(Expressed in United States Dollars)
(unaudited)

11. Fair Value Measurement, (continued)

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

The fair value of the convertible promissory notes at issuance and at each reporting period was estimated based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The Company used a scenario-based binomial model to estimate the fair value of the convertible promissory notes. The model determines the fair value from a market participant's perspective by evaluating the payouts under hold, convert, or call decisions. The most significant estimates and assumptions used as inputs are those concerning type, timing and probability of specific scenario outcomes. Specifically, the Company assigned a probability of default, which would increase the required payout as described in note 9 and calculated the fair value under each scenario. At the issuance dates of the convertible promissory notes, the probability of default ("PD") was assumed to be 50%, except for the convertible promissory notes issued in the last quarter of the 2021 year and for those issued during the three-month period ended March 31, 2022, which had a PD of 50% and for all convertible promissory notes, a PD of 50% at March 31, 2022 and at December 31, 2021. The probability of default was determined in reference to a 1-year PD rate for a 'CCC+' rating at issuance, and a combination of 'CC' and 'CCC-' credit ratings at March 31, 2022 and December 31, 2021. Increasing (decreasing) the probability of default would result in a significantly higher (lower) fair value measurement.

Other significant unobservable inputs include the expected volatility, discount for lack of marketability and the credit spread. The expected volatility was based on the historical volatility over a look-back period that was consistent with the balance-remaining term of the instruments. A range of 95% to 160% was used for the expected volatility. The discount for lack of marketability was determined using a range of option pricing methodologies using the remaining restriction term corresponding to each instrument on the relevant valuation date. A range of 0% to 40% was used for the discount for lack of marketability. The credit spread was determined in reference to credit yields of companies with similar credit risk at the date of valuation. A premium of 10% was added to the credit spread as an instrument specific adjustment to reflect the Company's risk of default. A range of 15.25% to 18.39% was used for the credit spread.

Refer also to going concern, note 2.

12. Capital Stock

As at March 31, 2022, the Company had 150,000,000 common shares authorized with a par value of $.0001 per share and 97,208,547 (December 31, 2021-92,983,547) common shares issued and outstanding.

For the three-month period ended March 31, 2022, the Company issued 2,000,000 common shares on the conversion of a convertible promissory note, having a fair value on conversion in the amount of $463,862 at a conversion price of $0.20 per share. On conversion, the fair value of the April 2021 Investor Note was $8,790 higher than the balance at December 31, 2021. This increase is included in the loss on revaluation of convertible promissory notes under other (expense) income in the interim condensed consolidated statements of operations and comprehensive loss. For the three-month period ended March 31, 2021, the Company issued 3,175,124 common shares on the conversion of convertible promissory notes, in the amount of $713,716, including accrued interest and related costs of $32,716. The share conversion prices ranged from $0.156 to $0.26 per share.

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2022 and 2021
(Expressed in United States Dollars)
(unaudited)

12. Capital Stock, (continued)

In addition, the Company raised $16,560, net of share issue costs of $1,440, on a private placement for 40,000 common shares at an issue price of $0.45 per share. Further, 895,000 common shares of the Company were issued for professional services valued at $223,910, based on the closing trading prices on issuance. The portion relating to the three-month period ended March 31, 2022, $74,398 is included in the amount disclosed as stock-based compensation in the interim condensed consolidated statements of operations and comprehensive loss and the balance is included in prepaid expenses and deposits in the interim condensed consolidated balance sheets.

On January 3, 2022, the Company issued 1,000,000 common shares to the CEO and on February 7, 2022 50,000 common shares to the CFO in connection with their executive consulting agreements, valued at $240,450, based on the closing trading price on the effective date of their executive consulting agreements. Included under management stock-based compensation in the interim condensed consolidated statements of operations and comprehensive loss, is an amount of $60,113, representing that portion of the stock-based compensation for the period. Also, on January 17, 2022 and March 22, 2022, the Company issued 230,000 common shares on proceeds previously received. And, on February 7, 2022, the Company issued 10,000 common shares to an employee valued at $0.199, the trading price on closing, disclosed under office and administration in the interim condensed consolidated statements of operations and comprehensive loss.

At March 31, 2022, the Company recorded in total, $40,100, for shares to be issued relating to a consulting agreement with a service provider for professional services, valued on the effective dates stipulated in the consulting agreement. The professional services are included under stock-based compensation in the interim condensed consolidated statements of operations and comprehensive loss.

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

On March 31, 2021, the Company issued the March 2021 Investor Note to the March 2021 Investor, and issued, subsequent to March 31, 2021, 200,000 common shares disclosed under note 10(a), convertible promissory notes.

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2022 and 2021
(Expressed in United States Dollars)
(unaudited)

12. Capital Stock, (continued)

On April 1, 2021, the Company issued the April 2021 Investor Note to the April 2021 Investor, and subsequently issued 200,000 common shares disclosed under note 10(b), convertible promissory notes. On June 16, 2021, the Company issued the June 2021 Investor Note to the June 2021 Investor, and subsequently issued 1,000,000 common shares. disclosed under note 10(c), convertible promissory notes. On August 26, 2021, the Company issued the August 2021 Investor Note to the August 2021 Investor and subsequently issued 80,000 common shares., disclosed under note 10(d), convertible promissory notes. On October 28 and 29, 2021, the Company issued a total of 72,500 common shares to two consultants representing the October 2021 Investors, valued at $16,240, based on the closing trading price on issuance. And, on December 2, 2021, the Company issued 857,143 common shares., disclosed under note 10(f), convertible promissory notes

On January 4, 2021, the Company issued 1,000,000 common shares to the CEO and 50,000 common shares to the CFO in connection with their executive consulting agreements, valued at $217,035, based on the closing trading price on issuance and included under management stock-based compensation in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2021. Also, on January 4, 2021, the Company issued 400,000 common shares on proceeds of $8,580, previously received on a conversion of debt in December 2020.

Pursuant to the Minutes of Settlement, the former chief executive officer returned 2,011,500 shares of the Company's Common Stock which the Company later canceled on December 29, 2021.

13. Commitments

a)	Effective January 1, 2022, as stipulated in each of their respective executive consulting agreements the CEO's monthly fee is $32,012 (C$40,000) and for the CFO $8,003 (C$10,000). The future minimum commitment under these consulting agreements, is as follows:

For the nine-month period ending December 31, 2022	$360,135
b)	The Company has agreed to lease its office premises from Haute on a month-to-month basis, at the monthly rate of $6,402 (C$8,000). The Company is responsible for all expenses and outlays in connection with its occupancy of the leased premises, including, but not limited to utilities, realty taxes and maintenance.

c)	Effective February 3, 2021, upon the successful completion of a Nasdaq listing, the Company has committed a payment of $300,000 to a consulting firm providing advisory and consulting services.

d)	Effective November 1, 2021, the Company signed a new investor relations consulting agreement for strategic advisory and digital marketing services for a term of six months upon the Company's uplist to the Nasdaq, in total $208,000. In addition, the consultant will be issued 250,000 common shares subsequent to March 31, 2022.

For the nine-month period ending December 31, 2022	$10,000

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2022 and 2021
(Expressed in United States Dollars)
(unaudited)

13. Commitments, (continued)

e) On November 5, 2021, the Company committed to the design and construction of its Hamilton, Ontario, Canada facility, including architectural and general consulting fees in the amount of $7,303,385 ($9,125,809).

f) The Company was assigned the land lease on the purchase of certain assets of Astoria Organic Matters Ltd., and Astoria Organic Matters Canada LP. The land lease, which comprises 13.88 acres in Roslin, Ontario, Canada, has a term expiring March 31, 2034. The basic monthly rent on the net lease is $2,401 (C$3,000) and is subject to adjustment based on the consumer price index as published by Statistics Canada ("CPI"). To date, no adjustment for CPI has been charged. The Company is also responsible for any property taxes, maintenance, insurance and utilities. In addition, the Company has the right to extend the lease for five further terms of five years each and one further term of five years less one day. As the Company acquired the business of 1684567, the previous landlord, in 2019, there are no future commitments for this lease.

The Company is responsible through a special provision of the site plan agreement with the City of Belleville (the "City"), Ontario, Canada, that it is required to fund road maintenance required by the City through to September 30, 2025 at an annual rate of $8,003 (C$10,000). The future minimum commitment is as follows:

For the nine-month period ending December 31, 2022	$8,003
For the year ending December 31, 2023	8,003
For the year ending December 31, 2024	8,003
For the year ending December 31, 2025	8,003
$32,012

g) PACE has provided the Company a letter of credit in favor of the MECP in the amount of $221,548 (C$276,831) and, as security, has registered a charge of lease over the premises, located at 704 Phillipston Road, Roslin, Ontario, Canada. The Company is required to provide for environmental remediation and clean-up costs for its organic waste processing and composting facility.

The letter of credit is a requirement of the MECP and is in connection with the financial assurance provided by the Company for it to be in compliance with the MECPs environmental objectives. The MECP regularly evaluates the Company's organic waste processing and composting facility to ensure compliance is adhered to and the letter of credit is subject to change by the MECP. The Company is currently updating its financial assurance with the MECP. As a result of audits conducted by the MECP in December of 2020, the Company has accrued estimated and actual costs for corrective measures as a result of the MECP's audits totaling $486,582 (C$608,000) (December 31, 2021-$334,498; C$424,059).

As at March 31, 2022, the MECP has not drawn on the letter of credit. The Company is in the process of obtaining a letter of credit for the new financial assurance with the MECP in the amount of $510,301 (C$637,637).

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2022 and 2021
(Expressed in United States Dollars)
(unaudited)

14. Other (Expense) Income

	March 31, 2022	March 31, 2021
(a) Gain on forgiveness of convertible promissory notes	$-	$359,460
(b) Gain on disposal of long-lived assets	-	45,349
(c) Loss on revaluation of convertible promissory notes	(1,296,148)	(81,197)
	$(1,296,148)	$323,612

(a) During the prior three-month period ended March 31, 2021, the settlement of the March 2019 Investor Notes resulted in a forgiveness of $135,641, including accrued interest and related costs and on the settlement of the May 2019 Investor Note, the July 2019 Investor Note and the October 2019 Investor Note, $223,819, including accrued and related costs.

(b) During the prior three-month period ended March 31, 2021, the Company disposed of certain long-lived assets for proceeds of $47,394 (C$60,000) and realized a gain on disposal of $45,349.

(c) Loss on revaluation of convertible promissory notes.

15. Economic Dependence

The Company generated 67% of its revenue from two customers, during the three-month period ended March 31, 2022 (March 31, 2021-82% from three customers).

16. Legal Proceedings

From time to time, the Company may become involved in litigation relating to claims arising from the ordinary course of business. Management believes that there are currently no claims or actions pending against us, the ultimate disposition of which would have a material adverse effect on our results of operations, financial condition or cash flows.

The Company has a claim against it for unpaid legal fees in the amount $52,212 (C$65,241). The amount is included in accounts payable on the Company's consolidated balance sheets.

17. Subsequent Events

The Company's management has evaluated subsequent events up to the date the interim condensed consolidated financial statements were issued, pursuant to the requirements of ASC 855 and has determined the following to be material subsequent events:

(a)	On April 21, 2022, the Company received proceeds from an employee of $28,000 on a private placement for 70,708 common shares of the Company, at a price of $0.396.

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2022 and 2021
(Expressed in United States Dollars)
(unaudited)

17. Subsequent Events, (continued)

(b)	On May 5, 2022, the March 2021 Investor converted a portion of his March 2021 Investor Note, in the amount of $300,000 for 1,500,000 common shares of the Company, at a conversion price of $0.20 per share as stipulated in the March 2021 SPA and forgave the balance of the March 2021 Investor Note. In addition, on May 5, 2022, the August 2021 Investor converted the balance of his August 2021 Investor Note for 141,878 common shares of the Company at a conversion price of $0.3307 per share, based on the conversion formula in the August 2021 SPA.

(c)	On May 5 and 6, 2022, the Company received proceeds of $700,000, on two private placements for 2,333,333 common shares of the Company, at a price of $0.30 per share.

(d)

On May 11, 2022, the holder of the October 29, 2021 and March 3, 2022 investor notes, provided an amendment for an optional conversion of his investor notes. The conversion price was amended to be (i) the product of the Liquidity Event price multiplied by the discount of 35% (previously 30%) or (2) the greater of (i)  the product of the closing price per share of the Company’s Common Stock as reported by the applicable trading market on the trading day immediately prior to the conversion date multiplied by the discount (35%) or $1.70 multiplied by the discount (35%), provided that in the event of a conversion, of his investor note, at a time that a Liquidity Event shall not have previously occurred and be continuing, the conversion price for such conversion shall be as provide in (2)(i) above.

(e)

On May 13, 2022, the holder of the March 7, 2022 investor note, provided an amendment for an optional conversion of his investor note. The conversion price was amended to be (i) the product of the Liquidity Event Price multiplied by the discount of 35% (previously 30%) or (ii) the greater of the product of the closing price per share of the Company’s Common Stock as reported by the applicable trading market on the trading day immediately prior to the conversion date multiplied by the discount (35%) or $1.70 multiplied by the discount (35%), provided that in the event of a conversion, of his investor note, at a time that a Liquidity Event shall not have previously occurred and be continuing, the conversion price for such conversion shall be as provide in (2)(i) above.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this Management's Discussion and Analysis ("MD&A"), other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "would," "expect," "intend," "could," "estimate," "should," "anticipate," or "believe," and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. Readers should carefully review the risk factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the Securities and Exchange Commission on April 14, 2022.

The following MD&A is intended to help readers understand the results of our operation and financial condition, and is provided as a supplement to, and should be read in conjunction with, our Interim Unaudited Financial Statements and the accompanying Notes to Interim Unaudited Financial Statements under Part 1, Item 1 of this Quarterly Report on Form 10-Q.

Growth and percentage comparisons made herein generally refer to the three-month period ended March 31, 2022 compared with the three-month period ended March 31, 2021 unless otherwise noted. Unless otherwise indicated or unless the context otherwise requires, all references in this document to "we, "us, "our," the "Company," and similar expressions refer to SusGlobal Energy Corp., and depending on the context, its subsidiaries.

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

When the terms "the Company," "we," "us" or "our" are used in this document, those terms refer to SusGlobal Energy Corp., and its wholly-owned subsidiaries, SusGlobal Energy Canada Corp., SusGlobal Energy Canada I Ltd. and SusGlobal Energy Belleville Ltd., SusGlobal Energy Hamilton Ltd., and 1684567 Ontario Inc.

On December 11, 2018, the Company began trading on the OTCQB venture market exchange, under the ticker symbol SNRG.

As the global amount of organic waste continues to grow, a solution for sustainable global management of these wastes is paramount. SusGlobal through its proprietary technology and processes is equipped and confident to deliver this objective. Management believes renewable energy is the energy of the future. Sources of this type of energy are more evenly distributed over the earth's surface than finite energy sources, making it an attractive alternative to petroleum-based energy. Biomass, one of the renewable resources, is derived from organic material such as forestry, food, plant and animal residuals. SusGlobal can therefore help you turn what many consider waste into precious energy and regenerative products. The portfolio will be comprised of three distinct types of technologies: (a) Process Source Separated Organics ("SSO") in anaerobic digesters to divert from landfills and recover biogas. This biogas can be converted to gaseous fuel for industrial processes, electricity to the grid or cleaned for compressed renewable gas. (b) Maximizing the capacity of existing infrastructure (anaerobic digesters) to allow processing of SSO to increase biogas yield. (c) process SSO and digestate to produce an organic compost or a pathogen free organic liquid fertilizer. The convertibility of organic material into valuable end products such as biogas, liquid biofuels, organic fertilizers and compost shows the utility of renewables. These products can be converted into fuels, electricity and marketed to agricultural operations that are looking for an increase in crop yields, soil amendment and environmentally-sound practices. This practice also diverts these materials from landfills and reduces Greenhouse Gas Emissions ("GHG") that result from landfilling organic wastes. The Company can provide peace of mind that the full lifecycle of organic material is achieved, global benefits are realized and stewardship for total sustainability is upheld. It is management's objective to grow SusGlobal into a significant sustainable waste to energy and regenerative products provider, as Leaders in The Circular Economy®.

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

The Coronavirus Outbreak ("COVID-19") May Adversely Affect Our Business Operations and Financial Condition

In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic which has resulted in substantial global economic disruption and uncertainty. In response to the COVID-19 pandemic, the measures implemented by various authorities have caused us to change the Company’s business practices, including those related to where employees work, the distance between employees in the Company’s facilities, limitations on in-person meetings between employees and with customers, suppliers, service providers and stakeholders, as well as restrictions on business travel to domestic and international locations.

The Company is fortunate that its operations have not been forced to close as we're considered an essential service. To date, there has been no material impact on the Company's workforce, operations, financial performance, liquidity, or supply chain as a result of COVID-19. However, the extent and continued impact of the COVID-19 pandemic on our business will depend on certain developments including the duration and spread of the outbreak and new variant strains of the virus; the availability and distribution of effective vaccines; the severity of the economic decline attributable to the pandemic and timing, nature and sustainability of economic recovery; and government responses, including vaccination or testing mandates, all of which are highly uncertain and unpredictable.

The Company will continue to monitor health orders issued by applicable governments to ensure compliance with evolving domestic and global COVID-19 guidelines.

Financings

(a) Securities Purchase Agreements

On March 3 and 7, 2022, the Company executed two unsecured convertible promissory notes with two investors (the "March 2022 Investors"), who purchased 25% original issue discount (the "OID") unsecured convertible promissory notes (the "The March 2022 Investor Notes") in the aggregate principal amount totaling $2,000,000 (the "Principal Amount") with such Principal Amount convertible into shares of the Company's common stock (the "Common Stock") from time to time triggered by the occurrence of certain events. The March 2022 Investor Notes carried an OID totaling $500,000 which is included in the principal balance of the Notes. The funds were received on March 7, 2022 and March 11, 2022 in the total amount of $1,425,000, net of the OID and professional fees. The Company used the with-and-without method to allocate the proceeds between the convertible promissory note and the common shares. As a result, all of the proceeds were allocated to the convertible promissory note and $nil to the common shares.

The maturity date of the Notes is the earlier of (i) June 3 and 7, 2022, and (ii) the occurrence of a Liquidity Event (as defined in the Notes) (the "Maturity Date"). The final payment of the Principal Amount (and default interest, if any) shall be paid by the Company to the Investors on the Maturity Date. On an event of default, the principal amount of the March 2020 Investor Notes will increase to 120% of their original principal amounts. The Investors are entitled to, following an event of default, (as defined in the March 2022 Investor Notes) to convert all or any amount of the Principal Amount and any interest accruing at the default interest rate of 24% per annum into Common Stock, at a conversion price (the "Conversion Price") equal to 70% (representing a 30% discount) multiplied by the price per share of the Common Stock at any national security exchange or over-the-counter marketplace for the five (5) trading days immediately prior to the March 2022 Investors' notice of conversion.

On May 11, 2022, the holder of the March 3, 2022 investor note, provided an amendment for an optional conversion of his investor note. The conversion price was amended to be the lower of (1) the product of the Liquidity Event price multiplied by the discount of 35% (previously 30%) or (2) the greater of (i) the product of the closing price per share of the Company’s Common Stock as reported by the applicable trading market on the trading day immediately prior to the conversion date multiplied by the discount (35%) or (ii) $1.70 multiplied by the discount (35%), provided that in the event of a conversion, of this investor note, at a time that a Liquidity Event shall not have previously occurred and be continuing, the conversion price for such conversion shall be as provided in (2)(i) above.

On May 13, 2022, the holder of the March 7, 2022 investor note, provided an amendment for an optional conversion of his investor note. The conversion price was amended to be the lower of (1) the product of the Liquidity Event price multiplied by the discount of 35% (previously 30%) or (2) the greater of (i) the product of the closing price per share of the Company’s Common Stock as reported by the applicable trading market on the trading day immediately prior to the conversion date multiplied by the discount (35%) or (ii) $1.70 multiplied by the discount (35%), provided that in the event of a conversion, of this investor note, at a time that a Liquidity Event shall not have previously occurred and be continuing, the conversion price for such conversion shall be as provided in (2)(i) above.

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

On October 28 and 29, 2021, the Company entered into two securities purchase agreement (the "October 2021 SPAs) with two investors (the "October 2021 Investors") pursuant to which the Company issued to the October 2021 Investors two 15% OID unsecured convertible promissory notes (the "October 2021 Investor Notes") in the principal amount of $1,765,118. The October 2021 Investor Notes are convertible, with accrued interest, from time to time on notice of a liquidity event (a "Liquidity Event"). A Liquidity Event is defined as a public offering of the Company's common stock resulting in the listing for trading of the common stock on any one of a number of exchanges. The October 2021 Investor Notes can be prepaid prior to maturity for an amount of 120% of the prepayment amount. The Company used the with-and-without method to allocate the proceeds between the convertible promissory note and the common shares. As a result, all of the proceeds were allocated to the convertible promissory note and $nil to the common shares.

The maturity date of the October 2021 Investor Notes is the earlier of (i) July 28 and 29, 2022 and (ii) the occurrence of a Liquidity Event, as described above (the "Maturity Date"). Upon the occurrence of a Liquidity Event, the October 2021 Investors are entitled to convert all or a portion of their October 2021 Investor Notes including any accrued and unpaid interest at a conversion price (the "Conversion Price") equal to 70% (representing a 30% discount) multiplied by the price per share of the Common Stock at the public offering associated with the Liquidity Event. Upon the occurrence of an event of default, the interest rate on the October 2021 Investor Notes will immediately accrue at 24% per annum and be paid in cash monthly to the October 2021 Investors, until the default is cured. And, the Conversion Price will be reset to 85% of the lowest volume weighted average price for the ten consecutive trading days ending on the trading day that is immediately prior to the applicable conversion date.

The Company initially reserved 1,585,000 of its authorized and unissued Common Stock (the "October 2021 Reserved Amount"), free from pre-emptive rights, to be issued upon conversion of the October 2021 Investor Notes.

On May 11, 2022, the holder of the October 29, 2021 investor note provided an amendment for an optional conversion of his investor note. The conversion price was amended to be the lower of (1) the product of the Liquidity Event price multiplied by the discount of 35% (previously 30%) or (2) the greater of (i) the product of the closing price per share of the Company’s Common Stock as reported by the applicable trading market on the trading day immediately prior to the conversion date multiplied by the discount (35%) or (ii) $1.70 multiplied by the discount (35%), provided that in the event of a conversion, of this investor note, at a time that a Liquidity Event shall not have previously occurred and be continuing, the conversion price for such conversion shall be as provided in (2)(i) above.

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

The August 2021 Investor may convert the principal amount and any accrued but unpaid interest into the Company's common stock from time to time following an event of default (as defined in the August 2021 Investor Note), with default interest accruing at the default interest rate of 22% per annum, at a conversion price (the "Conversion Price") equal to 75% (representing a 25% discount) multiplied by the lowest trading price (i) during the previous five (5) trading day (as defined in the August 2021 Investor Note), period prior to conversion. The Company has the right to accelerate the monthly payments or prepay the August 2021 Investor Note at any time without penalty.

The Company initially reserved 2,972,951 of its authorized and unissued Common Stock (the "August 2021 Reserved Amount"), free from pre-emptive rights, to provide for the issuance of Common Stock upon the full conversion of the August 2021 Investor Note.

The August 2021 Investor Note was converted on May 5, 2022 for 141,878 common shares of the Company.

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

On December 9, 2021, the April 2021 Investor agreed to adjust the balance of the note, as it was past due, to $400,000. On January 4, 2022, the April 2021 Investor provided the Company with a request to convert April 2021 Investor Note into 2,000,000 common shares of the Company issued on January 17, 2022, at a conversion price of $0.20 per share, as stipulated in the April 2021 SPA.

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

On November 22, 2021, the March 2021 Investor extended the maturity date to March 31, 2022 in exchange for a payment of $486,474. On April 7, 2022, the March 2021 Investor extended the maturity date of the March 2021 Investor Note to April 30, 2022. And, on May 5, 2022, the March 2021 Investor converted a portion of the April 2021 Investor Note, $300,000, into 1,500,000 common shares of the Company at a conversion price of $0.20 per share as stipulated in the March 2021 SPA. The April 2021 Investor forgave the balance of the April 2021 Investor Note.

The Company initially reserved 5,000,000 of its authorized and unissued Common Stock (the "March 2021 Reserved Amount"), free from pre-emptive rights, to provide for the issuance of Common Stock upon the full conversion of the March 2021 Investor Note.

For the three-month period ended March 31, 2022, the Company issued 2,000,000 common shares on the conversion of a convertible promissory note, having a fair value on conversion in the amount of $463,862 at a conversion price of $0.20 per share. And, for the three-month period ended March 31, 2021, the Company issued 3,175,124 common shares on the conversion of convertible promissory notes, in the amount of $713,716, including accrued interest and related costs of $32,716. The share conversion prices ranged from $0.156 to $0.26 per share (on the 2019 convertible promissory notes).

For the three-month period ended March 31, 2022, the Company incurred interest of $nil (2021-$14,756 on the 2019 convertible promissory notes)

(b) Pace Savings & Credit Union Limited ("PACE")

On November 15, 2021, the Company paid all arrears to PACE and PACE agreed to allow the Company to continue payments to the end of the terms of each obligation, September 2022. Management continues discussions with equity investors to re-finance its remaining obligations to PACE and repay other creditors. In addition, the existing letter of credit, in the amount of $221,548 (C$276,831) was renewed by PACE to the termination of the Company's obligations to PACE, September 2022. The Company is in the process of obtaining a letter of credit for the new financial assurance with the MECP in the amount of $510,301 (C$637,637).

The remaining PACE long-term debt was initially payable as noted below:

(i)	The credit facility bears interest at the PACE base rate of 7.00% plus 1.25% per annum, currently 8.25%, is payable in monthly blended installments of principal and interest of $7,014 (C$8,764) and matures on September 2, 2022. The first and only advance on the credit facility on February 2, 2017, in the amount of $1,280,480 (C$1,600,000), is secured by a business loan general security agreement, a $1,280,480 (C$1,600,000) personal guarantee from the CEO and a charge against the Haute leased premises. Also pledged as security are the shares of the wholly-owned subsidiaries, and a limited recourse guarantee against each of these parties. On April 3, 2020, the pledged shares were delivered by PACE and are currently held as security for the personal guarantee from the CEO and charge against the Haute leased premises. The credit facility is fully open for prepayment at any time without notice or bonus.

(ii)	The credit facility advanced on June 15, 2017, in the amount of $480,180 (C$600,000), bears interest at the PACE base of 7.00% plus 1.25% per annum, currently 8.25%, is payable in monthly blended installments of principal and interest of $3,922 (C$4,901), and matures on September 2, 2022. The credit facility is secured by a variable rate business loan agreement on the same terms, conditions and security as noted above.

(iii)	The corporate term loan advanced on September 13, 2017, in the amount of $2,980,435 (C$3,724,147), bears interest at PACE base rate of 7.00% plus 1.25% per annum, currently 8.25%, is payable in monthly blended installments of principal and interest of $23,778 (C$29,711), and matures September 13, 2022. The corporate term loan is secured by a business loan general security agreement representing a floating charge over the assets and undertakings of the Company, a first priority charge under a registered debenture and a lien registered under the Personal Property Security Act in the amount of $3,201,983 (C$4,000,978) against the assets including inventory, accounts receivable and equipment. The corporate term loan also included an assignment of existing contracts included in the asset purchase agreement.

For the three-month period ended March 31, 2022, $75,525 (C$95,625) (2021-$77,265; C$97,816) in interest was incurred on the PACE long-term debt. As at March 31, 2022 $18,139 (C$22,967) (December 31, 2021-$42,686; C$53,680) in accrued interest is included in accrued liabilities in the interim condensed consolidated balance sheets

(c) Other Financings

On April 21, 2022, the Company received proceeds from an employee of $28,000 on a private placement for 70,708 common shares of the Company, at a price of $0.396 per share.

On May 5 and 6, 2022, the Company received proceeds of $700,000, on two private placements for 2,333,333 common shares of the Company, at a price of $0.30 per share.

(i)	The Company obtained a 1st mortgage provided by private lenders to finance the acquisition of the shares of 1684567 and to provide funds for additional financing needs, including additional lands, received in four tranches totaling $4,161,560 (C$5,200,000) (December 31, 2021-$4,101,760; C$5,200,000). The fourth tranche was received on August 13, 2021 in the amount of $1,520,570 (C$1,900,000) and a portion of this fourth tranche, $1,483,703 (C$1,853,933), was used to fund a portion of the purchase of the Hamilton Property, described under long-lived assets, net (note 6). The 1st mortgage is repayable interest only on a monthly basis at an annual rate of the higher of the Royal Bank of Canada's prime rate plus 6.05% per annum (currently 8.50%) and 10% per annum with a maturity date of September 1, 2022. The 1st mortgage payable is secured by the shares held of 1684567, a 1st mortgage on the premises located at 704 Phillipston Road, Roslin, Ontario, Canada and a general assignment of rents. Financing fees on the 1st mortgage totaled $322,856 (C$403,419). As at March 31, 2022, $34,205 (C$42,740) (December 31, 2021-$33,713; C$42,740) of accrued interest is included in accrued liabilities in the consolidated balance sheets. In addition, as at March 31, 2022, there is $58,140 (C$72,648) (December 31, 2021-$90,794; C$115,104) of unamortized financing fees included in long-term debt in the consolidated balance sheets.

(ii) On August 17, 2021, the Company obtained a vendor take-back 1st mortgage in the amount of $1,600,600 (C$2,000,000), on the purchase of the Hamilton Property. The 1st mortgage bears interest at an annual rate of 2% per annum, repayable monthly interest only with a maturity date of August 17, 2023, secured by the assets on the Hamilton Property.

For the three-month period ended March 31, 2022, $111,853 (C$141,622) (2021-$62,530; C$79,162) in interest was incurred on the 1st mortgages payable.

(iii)	As a result of the COVID-19 virus, the Government of Canada launched the Canada Emergency Business Account (the "CEBA"), a program to ensure that small businesses have access to the capital they need to see them through the current challenges and better position them to quickly return to providing services to their communities and creating employment. The program is administered by Canadian chartered banks and credit unions.

The Company has received a total of $80,030 (C$100,000) under this program, from its Canadian chartered bank.

Under the initial term date of the loans, which is detailed in the CEBA term loan agreements, the amount is due on December 31, 2022 and is interest-free. If the loans are not repaid by December 31, 2022, the Company can make payments, interest only, on a monthly basis at an annual rate of 5%, under the extended term date, beginning January 1, 2023, maturing December 31, 2025.

The CEBA term loan agreements were amended by extending the interest free repayment date by one year to December 31, 2023. If paid by December 31, 2023, 33.33% ($26,676; C$33,333), previously 25%, of the loans would be forgiven. Repayment terms on the extended period are unchanged.

The CEBA term loan agreements contain a number of positive and negative covenants, for which the Company is not in full compliance.

(iv)	On April 8, 2021, the Company took delivery of a truck and hauling trailer for a total purchase price of $172,225 (C$218,338) plus applicable harmonized sales taxes. The purchase was financed by a bank term loan of $157,760 (C$200,000), over a forty-eight-month term, bearing interest at 4.95% per annum with monthly blended instalments of principal and interest payments of $3,866 (C$4,901) due April 7, 2025.

(v)	On August 4, 2020, the Company received an advance in the amount of $82,992 (C$110,700) from a private lender. The advance was repayable weekly at an amount of $4,881 (C$6,138). The amount was paid in full on January 26, 2021. For the three-month period ended March 31, 2022, the Company incurred interest charges of $nil (C$nil) (2021-$697 (C$883).

(vi)	During the three-month period ended March 31, 2021, Travellers International Inc. ("Travellers"), a company controlled by the president and chief executive officer (the "CEO") of the Company, who is also a director, loaned the Company $205,321 (C$261,620). The loans were converted along with of $80,323 (C$101,700) of accounts payable owing to Travellers into 1.005,728 common shares of the Company based on the closing trading price of the shares on conversion.

There are no written agreements evidencing the Travellers loans other than resolutions of the Board with attached loan schedules.

(d) Financings Related to Obligations Under Capital Lease

There were no new capital leases entered into by the Company during the three-month period ended March 31, 2022.The original terms of the obligations under capital lease are noted below under paragraphs (i) and (ii).

(i)	The lease agreement for certain equipment for the Company's organic composting facility at a cost of $198,034 (C$247,450 ), is payable in monthly blended installments of principal and interest of $4,096 (C$5,118), plus applicable harmonized sales taxes for a period of forty-six months plus the first two monthly blended installments of $8,003 (C$10,000) plus applicable harmonized sales taxes and an option to purchase the equipment for a final payment of $ 19,761 (C$24,680) plus applicable harmonized sales taxes on February 27, 2022. The leasing agreement bears interest at the rate of 6.15% annually, compounded monthly, due January 27, 2022. The Company is in the process of satisfying the final payment.

(ii)	The lease agreement for certain equipment for the Company's organic waste processing and composting facility at a cost of $311,837 (C$389,650), is payable in monthly blended installments of principal and interest of $5,484 (C$6,852), plus applicable harmonized sales taxes for a period of fifty-nine months plus an initial deposit of $15,566 (C$19,450) plus applicable harmonized sales taxes and an option to purchase the equipment for a final payment of a nominal amount of $80 (C$100) plus applicable harmonized sales taxes on February 27, 2025. The leasing agreement bears interest at the rate of 3.59% annually, compounded monthly, due February 27, 2025.

For the three-month period ended March 31, 2022, $1,760 (C$2,229) (2021-$4,903; C$5,181) in interest was incurred.

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

Organic Composting Facility- As noted above, the Company's organic waste processing and composting facility, located in Belleville, Ontario Canada, has ECAs in place to accept up to 70,000 MT of waste annually and is currently in operation. Certain assets of the organic waste processing and composting facility, including the ECAs for the waste transfer station (not yet built), were acquired by the Company on September 15, 2017, from the Receiver for Astoria, under the APA. The Company charges tipping fees for the waste accepted at the organic waste composting facility based on arrangements in place with the customers and the type of waste accepted. Typical waste accepted includes, leaf and yard, biosolids, food, liquid, paper sludge and source separated organics. During three-month period ended March 31, 2022, tipping fees ranged from $55 (C$69) to $118 (C$150) per MT.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2022, the Company had a bank balance of $36,058 (December 31, 2021-$36,033) and current debt obligations and other current liabilities in the amount of $17,365,862 (December 31, 2021-$13,944,507). As at March 31, 2022, the Company had a working capital deficit of $16,426,654 (December 31, 2021-$13,651,619). The Company does not currently have sufficient funds to satisfy the current debt obligations.

On November 15, 2021, the Company paid all arrears to PACE and PACE agreed to allow the Company to continue payments to the end of the terms of each obligation, September 2022. Management continues discussions with equity investors to re-finance its remaining obligations to PACE and repay other creditors. In addition, the existing letter of credit, in the amount of $221,548 (C$276,831) was renewed by PACE to the termination of the Company's obligations to PACE, September 2022. The Company is in the process of obtaining a letter of credit for the new financial assurance with the MECP in the amount of $510,301 (C$637,637).

On April 3, 2020, the shares previously pledged as security to PACE, were released and are currently held as security for the personal guarantee from the CEO and charge against the Haute leased premises.

The Company's total assets as at March 31, 2022 were $9,966,872 (December 31, 2021-$8,571,721) and total current liabilities were $17,365,862 (December 31, 2021-$13,944,507). Significant losses from operations have been incurred since inception and there is an accumulated deficit of $21,197,875 as at March 31, 2022 (December 31, 2021 -$18,334,649). Continuation as a going concern is dependent upon generating significant new revenue and generating external capital and securing debt to satisfy its creditors' demands and to achieve profitable operations while maintaining current fixed expense levels.  The Company is also anticipating a successful underwritten offering in connection with its filed registration statement although there can be no assurance that the underwritten offering will be completed.

To pay current liabilities and to fund any future operations, the Company requires significant new funds, which the Company may not be able to obtain. In addition to the funds required to liquidate the $17,365,862 in current debt obligations and other current liabilities, the Company estimates that approximately $13,000,000 must be raised to fund capital requirements and general corporate expenses for the next 12 months.

In the normal course of business, we are exposed to market risks, including changes in interest rates, certain commodity prices and Canadian currency rates. The Company does not use derivatives to manage these risks.

During the three-month period ended March 31, 2022, the April 2021 Investor converted his unsecured convertible promissory notes having a stated amount of $400,000 and a fair value on conversion of $463,862 common shares of the Company.

As at March 31, 2022, the current and long-term portions of our debt obligations totaled $15,914,724 (December 31, 2021-$13,537,341).

In addition, as at March 31, 2022, the Company had an outstanding letter of credit provided by PACE, in the amount of $221,548 (C$276,831), in favor of the MECP. The letter of credit is a requirement of the MECP and is in connection with the financial assurance provided by the Company, for it to be in compliance with the MECPs environmental objectives. The MECP regularly evaluates the Company's organic waste processing and composting facility to ensure compliance is adhered to and the letter of credit is subject to change by the MECP. The Company is in the process of obtaining a letter of credit for the new financial assurance with the MECP in the amount of $510,301 (C$637,637).

CONSOLIDATED RESULTS OF OPERATIONS - FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2022 COMPARED TO THE THREE-MONTH PERIOD ENDED MARCH 31, 2021

	For the three-month periods ended
	March 31, 2022	March 31, 2021

Revenue	$144,470	$192,660

Cost of Sales
Opening inventory	20,582	24,740
Depreciation	116,203	136,560
Direct wages and benefits	52,088	71,059
Equipment rental, delivery, fuel and repairs and maintenance	170,188	105,893
Utilities	38,812	18,263
Outside contractors	24,568	-
	422,441	356,515
Less: closing inventory	(16,806)	(45,923)
Total cost of sales	405,635	310,592

Gross (loss)	(261,165)	(117.932)

Operating expenses
Management compensation-stock-based compensation	60,113	54,259
Management compensation-fees	118,469	90,049
Marketing	376,488	45,727
Professional fees	261,652	69,402
Interest expense	191,243	163,874
Office and administration	60,577	75,215
Rent and occupancy	50,925	32,339
Insurance	28,838	15,002
Filing fees	54,175	18,959
Amortization of financing costs	33,532	13,578
Directors' compensation	14,809	10,664
Stock-based compensation	130,512	8.073
Repairs and maintenance	2,329	13,189
Foreign exchange (income) loss	(77,749)	(12,118)
Total operating expenses	1,305,913	598,212

Net Loss Before Other (Loss) Income	(1,567,078)	(716,114)
Other (Expense) Income	(1,296,148)	323,612
Net Loss	$(2,863,226)	$(392,532)

During the three-month period ended March 31, 2022, the Company generated $144,470 of revenue from its organic waste processing and composting facility and its garbage collection operations compared to $192,660 in the three-month period ended March 31, 2021. The reduction in revenue is primarily due to changes in the customer base including an expiring contract from September 2021 and a reduction of garbage collection revenue as the Company substantially ceased garbage collection at the end of February 2022. The majority of the revenue from the organic waste processing and composting facility relates to revenue from tipping fees charged for organic and other waste accepted and a lesser portion relating to the sale of compost processed.

In the operation of the organic waste processing and composting facility, the Company processes organic and other waste received and produces the end product, compost. The cost of producing the compost totaled $405,635 for the three-month period ended March 31, 2022 compared to $310,592 for the three-month period ended March 31, 2021. These costs include equipment rental, delivery, fuel, repairs and maintenance, direct wages and benefits, depreciation, utilities and outside contractors. The additional costs include an estimate for the clean-up of certain waste as ordered by the MECP. The significant increase in the disposing of unusable waste was the result of a price increase charged by the hauler of approximately 30% due to much higher than usual fuel costs.

Operating expenses increased by $707,701 from $598,212 in the three-month period ended March 31, 2021 to $1,305,913 in the three-month period ended March 31, 2022, explained further below.

Management compensation related to stock-based compensation increased by $5,854, in the three-month period ended March 31, 2022 compared to the three-month period ended March 31, 2021, as a result of the new common stock issued to the officers as stipulated in their executive consulting contracts, effective January 1, 2022. The total stock-based compensation valued at $240,450, based on the trading price of the shares on the effective date will be expensed over the year. And, the management compensation relating to fees increased by $28,420, from $90,049 in the three-month period ended March 31, 2021 to $118,469 in the three-month period ended March 31, 2022, the result of increased monthly fees, effective January 1, 2022.

Marketing expenses increased by $330,761, from $45,727 in the three-month period ended March 31, 2021 to $376,488 for the three-month period ended March 31, 2022, primarily the result of a new marketing campaign commencing in Q3 of 2021. This marketing campaign will be completed in Q2 of 2022.

Professional fees increased by $192,250, from $69,402 in the three-month period ended March 31, 2021 to $261,652 in the three-month period ended March 31, 2022. primarily due to increased estimated costs for the 2022 audit, review and tax related services. In addition, the Company engaged the services of a chartered professional accounting firm to assist management with various documentation and reporting matters. In addition, in 2021, the Company elected the fair value option to record its convertible promissory notes and as a result, any professional fees in connection with the issuance of convertible promissory notes were expenses, $75,000 in the current period and $5,000 in the prior period.

Interest expense increased by $27,369 from $163,874 in the three-month period ended March 31, 2021 to $191,243 in the three-month period ended March 31, 2022. This increase was primarily due to the increased 1st mortgage for the Company's waste processing and organic composting facility in the amount of $1,520,570 (C$1,900,000), partially offset by lowering interest rates on the Company's interest-bearing debt obligations.

Office and administration expenses reduced by $14,638, from $75,215 in the three-month period ended March 31, 2021 to $60,577 in the three-month period ended March 31, 2022, primarily from the absence of subscriptions and research publications.

Rent and occupancy increased by $18,586, from $32,339 in the three-month period ended March 31, 2021 to $50,925 in the three-month period ended March 31, 2022, primarily due to an increase in the monthly rent for the Company's Toronto, Ontario, Canada office and increased realty taxes for the Company's new facility under construction in Hamilton, Ontario, Canada.

Insurance increased by $13,836, from $15,002 in the three-month period ended March 31, 2021 to $28,838 in the three-month period ended March 31, 2022, primarily due to the new insurance on the Company's new facility under construction in Hamilton, Ontario, Canada.

Filing fees increased by $35,216, from $18,959 in the three-month period ended March 31, 2021 to $54,175 in the three-month period ended March 31, 2022, primarily due to costs associated with the special meeting of the shareholders on March 24, 2022, administrative costs incurred in the filing of the S-1 registration statement and an increase in investor relations activities.

The amortization of financing costs increased by $19,954, from $13,578 in the three-month period ended March 31, 2021 to $33,532 in the three-month period ended March 31, 2022, due to the additional filing fees incurred on the increased 1st mortgage noted above.

Directors' compensation increased nominally from $10,664 in the three-month period ended March 31, 2021 to $14,809 in the three-month period ended March 31, 2022, due to the full complement of independent directors in the current period.

Stock-based compensation increased by $122,439, from $8,073 in the three-month period ended March 31, 2021 to $130,512 in the three-month period ended March 31, 2022, as a result of significant new consulting services provided by several new service providers.

Repairs and maintenance decreased by $10,860, from $13,189 in the three-month period ended March 31, 2021 to $2,329 in the three-month period ended March 31, 2022, due to absence of necessary repairs at the Company's waste processing and organic composting facility.

The foreign exchange income increased by $65,631, from income of $12,118 in the three-month period ended March 31, 2022 to income of $77,749 in the three-month period ended March 31, 2022, due primarily to the translation of significant United States dollar denominated transactions and balances during the period including the convertible promissory notes, compared to the prior period, during a period of the strengthening Canadian dollar.

During the current three-month period ended March 31, 2022, the Company recorded an expense for the revaluation of the convertible promissory notes in the amount of $1,296,148 compared to $81,197 in the prior period ended March 31, 2021. In addition, during the three-month period ended March 31, 2021, the Company recorded a gain on disposal of long-lived assets in the amount of $45,349 and gains on forgiveness on convertible promissory notes in the amount of $359,460.

As at March 31, 2022, the Company had a working capital deficit of $16,426,654 (December 31, 2021-$13,651,619), incurred a net loss of $2,863,226 (March 31, 22021-$392,532) for the three months ended March 31, 2021 and had an accumulated deficit of $21,197,875 (December 31, 2021-$18,334,649) and expects to incur further losses in the development of its business.

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

Convertible Promissory Notes

The Company has elected the fair value option to account for its convertible promissory notes issued during 2021 and 2022. In accordance with ASC 825, the convertible promissory notes are marked-to-market at each reporting date with changes in fair value recorded as a component of other income (expense), in the interim condensed consolidated statements of operations and comprehensive loss. The Company has elected to include interest expense in the changes in fair value. Transaction costs are incurred as expensed. The Company did not elect the fair value option for the convertible promissory notes issued in 2019. These notes are measured at amortized cost.

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

There were no new accounting pronouncements adopted during the three months ended March 31, 2022.

EQUITY

As at March 31, 2022, the Company had 97,208,547 common shares issued and outstanding. As at May 20, 2022, the Company had 101,254,466 common shares issued and outstanding.

STOCK OPTIONS, WARRANTS AND RESTRICTED STOCK UNITS

The Company has no stock options, warrants or restricted stock units outstanding as at March 31, 2022 and as of the date of this filing.

RELATED PARTY TRANSACTIONS

For three-month period ended March 31, 2022, the Company incurred $94,776 (C$120,000) (2021-$71,091; C$90,000), in management fees expense with Travellers International Inc. ("Travellers"), an Ontario company controlled by a director and the president and chief executive officer (the "CEO"); and $23,693 (C$30,000) (2021-$18,958; C$24,000) in management fees expense with the Company's chief financial officer (the "CFO"). As at March 31, 2022, unpaid remuneration and unpaid expenses in the amount of $33,533 (C$41,901) (December 31, 2021-$14,755; C$18,706) is included in accounts payable in the interim condensed consolidated balance sheets.

For the three-month period ended March 31, 2022, the Company incurred $23,506 (C$29,762) (2021-$21,165; C$26,795) in rent expense paid under a lease agreement with Haute Inc. ("Haute"), an Ontario company controlled by the CEO.

For those independent directors providing their services throughout 2022, the Company accrued directors' compensation to each director in the amount of $4,936 (C$6,250), in total, $14,808 (C$18,750) (2021-$9,874; C$12,500). Also included in directors' compensation for the three-month period ended March 31, 2022, is the audit committee chairman's fees, in the amount of $nil (C$nil) (2021-$790; C$1,000). As at March 31, 2022, outstanding directors' compensation of $86,389 (C$107,946) (December 31, 2021-$70,358; C$89,196) is included in accrued liabilities, in the interim condensed consolidated balance sheets.

Furthermore, for the three-month period ended March 31, 2022, the Company recognized management stock-based compensation expense of $60,113 (2021-$54,259), on the common stock issued to the CEO and the CFO, 1,000,000 and 50,000 common stock, respectively, as stipulated in their executive consulting agreements, effective January 1, 2022. The total stock-based compensation on the issuance of the common stock totaled $240,450 (2021-$217,035). The portion to be expensed for the balance of the year, $180,337 (2021-$162,776 is included in prepaid expenses and deposits in the interim condensed consolidated balance sheets.

During the three-month period ended March 31, 2022, the director's company, Travellers, converted a total of $nil (C$nil) (December 31, 2021-$371,001 (C$461,620) of loans provided during the period and $nil (C$nil) (December 31, 2021-$80,323; C$101,700) of accounts payable owing to Travellers for nil common shares (December 31, 2021-1,726,076 common shares).

In addition, during the three-month period ended March 31, 2022, the Company paid the CFO interest of $504 (C$638) on loans totaling $29,211 (C$36,000) provided to the Company and repaid during the period.

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

Pursuant to the terms of the CEO's Consulting Agreement, for his services as the CEO, the compensation is at a rate of $24,009 (C$30,000) per month for twelve (12) months, beginning on the Effective Date, and at a rate of $32,012 (C$40,000) per month for twelve (12) months, beginning January 1, 2022. In addition, the Company agreed to grant the CEO 1,000,000 restricted shares of the Company's common stock, par value of $0.0001 per share (the "Common Stock") on the Effective Date, and 1,000,000 shares of Common Stock on January 1, 2022. The Company has also agreed to reimburse the CEO for certain out-of-pocket expenses incurred by the CEO.

The CEO's Consulting Agreement is for a term of twenty-four (24) months. Upon a Constructive Discharge (as defined in the CEO's Consulting Agreement) and subject to certain notification requirements and the Company's opportunity to cure the Constructive Discharge, the CEO will be entitled to a compensation of twelve (12) months' fees, as well as any bonus compensation owing.

On December 17, 2020, the Company entered into an Executive Consulting Agreement (the "CFO Consulting Agreement"), by and between the Company and the CFO of the Company, effective January 1, 2021. Pursuant to the terms of the CFO Consulting Agreement, the CFO is entitled to fees of $6,402 (C$8,000) per month for his services. In addition, the Company has also agreed to grant the CFO 50,000 restricted shares of the Company's Common Stock, par value of $0.0001 per share on the Effective Date. The Company has also agreed to reimburse the CFO for certain out-of-pocket expenses incurred by the CFO. The CFO's Consulting Agreement replaced the consulting agreement which expired on December 31, 2020.

The CFO's Consulting Agreement is for a term of twelve (12) months. Upon a Constructive Discharge (as defined in the CFO's Consulting Agreement) and subject to certain notification requirements and the Company's opportunity to cure the Constructive Discharge, the CFO will be entitled to a compensation of two (2) months' fees, as well as any bonus compensation owing.

On January 26, 2022, SusGlobal Energy Corp. (the "Company") entered into a CFO Consulting Agreement (the "Makrimichalos Consulting Agreement"), by and between the Company and Ike Makrimichalos, Chief Financial Officer of the Company ("Makrimichalos "), effective January 1, 2022. Pursuant to the terms of the Makrimichalos Consulting Agreement, Makrimichalos will be entitled to fees of $8,003 C$10,000 per month, plus the applicable Harmonized Sales Tax, for his services as Chief Financial Officer of the Company. The Company has also agreed to reimburse Makrimichalos for certain out-of-pocket expenses incurred by Makrimichalos. In addition to the monthly fees, Makrimichalos was awarded 50,000 restricted shares of the Company's Common Stock, par value of $0.0001 per share on the Effective Date. The Makrimichalos Consulting Agreement will replace the consulting agreement currently in effect by and between the Company and Makrimichalos.

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

Our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met. Due to inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Based on our evaluation, our CEO and CFO have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective. The matters involving internal controls over financial reporting that may be considered material weaknesses included the small size of the Company and the resulting lack of a segregation of duties and the inability to initiate a proper assessment of the terms and conditions of the convertible promissory notes and their initial and subsequent measurement and a proper going concern assessment.

Notwithstanding these material weaknesses, management has concluded that the unaudited interim condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q present fairly, in all material respects, the financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

During the three-month period ended March 31, 2022, management made a change to its internal controls over financial reporting by engaging the services of specialists to assist with the proper assessment of the terms and conditions of the convertible promissory notes and their initial and subsequent measurements.

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

The Company has a claim against it for unpaid legal fees in the amount $52,212 (C$65,241). The amount is included in accounts payable on the Company's interim condensed consolidated balance sheets.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three-month period ended March 31, 2022, the Company issued:

(i)	230,000 common shares for proceeds previously received.

(ii)	1,000,000 common shares issued to the CEO as stipulated in his 2021 executive consulting agreement and 50,000 common shares issued to the CFO as stipulated in his 2022 executive consulting agreement.

(iii)	2,000,000 common shares issued on the conversion of a convertible promissory notes to equity.

(iv)	895,000 common shares were issued for professional services.

(v)	10,000 common shares issued to an employee.

(vi)	The Company raised $16,560, net of share issue costs of $1,440, on a private placement for 40,000 common shares at an issue price of $0.45 per share.

The securities above were offered and sold pursuant to an exemption from the registration requirements under Section 4(a)(2) of the Securities Act since, among other things, the transactions did not involve a public offering.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Not Applicable.

Item 6. Exhibits.

The following exhibits are filed as part of this quarterly report on Form 10-Q:

Exhibit No.	Description

4.1	Form of Convertible Promissory Note issued by SusGlobal Energy Corp. on March 8, 2022 (filed as Exhibit 4.1 to the Registrant's 8-K filed with the SEC on March 15, 2022 and incorporated by reference).

10.1	Form of Securities Purchase Agreement, effective March 8, 2022 (Filed as Exhibit 10.1 to the Registrant's Form 8-K filed with the SEC on March 15, 2022).

10.2	Form of Consulting Agreement between SusGlobal Energy Canada Corp., and Alchemy Advisors LLC. (Filed as Exhibit 10.2 to the Registrant's Form 8-K filed with the SEC on March 15, 2022).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of Sarbanes-Oxley Act of 2002).

101.INS*	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
+	In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUSGLOBAL ENERGY CORP.

May 20, 2022	By:	/s/ Marc Hazout
Marc Hazout
Executive Chairman, President and Chief Executive Officer

May 20, 2022	By:	/s/ Ike Makrimichalos
Ike Makrimichalos
Chief Financial Officer (Principal Financial and Accounting Officer)

