Form 10-Q
period 2022-06-30
SusGlobal Energy Corp.
filed 2022-08-22
CIK 1652539

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 June 30, 2022

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
Yes [  ]    No [X]

The number of shares of the registrant's common stock outstanding as of August 22, 2022 was 105,737,799 shares.

SusGlobal Energy Corp.

INDEX TO FORM 10-Q

For the Three and Six-Month Periods Ended June 30, 2022 and 2021

SUSGLOBAL ENERGY CORP.

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022 and 2021

(Expressed in United States Dollars)

(unaudited)

SusGlobal Energy Corp.

Interim Condensed Consolidated Balance Sheets

As at June 30, 2022 and December 31, 2021

(Expressed in United States Dollars)

(unaudited)

	June 30,	December 31,
	2022	2021
ASSETS
Current Assets
Cash	$278	$36,033
Trade receivables	47,788	59,665
Government remittances receivable	183,320	13,265
Inventory	19,555	20,582
Prepaid expenses and deposits	424,765	163,343
Total Current Assets	675,706	292,888

Long-lived Assets, net (note 6)	9,783,085	8,278,833
Long-Term Assets	9,783,085	8,278,833
Total Assets	$10,458,791	$8,571,721
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
Accounts payable (note 7)	$3,562,080	$1,085,235
Government remittances payable	297,323	262,047
Accrued liabilities (notes 7, 8, 9, 10 and 12)	942,998	942,241
Current portion of long-term debt (note 8)	7,672,827	7,765,421
Current portion of obligations under capital lease (note 9)	59,130	91,047
Convertible promissory notes (note 10)	5,185,711	3,798,516
Due to related party (note 12)	40,000	-
Total Current Liabilities	17,760,069	13,944,507
Long-term debt (note 8)	1,704,548	1,752,271
Obligations under capital lease (note 9)	98,146	130,086
Deferred tax liability	72,725	73,925
Total Long-term Liabilities	1,875,419	1,956,282
Total Liabilities	19,635,488	15,900,789

Stockholders' Deficiency
Preferred stock, $.0001 par value, 10,000,000 authorized, none issued and outstanding Common stock, $.0001 par value, 150,000,000 authorized, 102,587,799 (2021- 92,983,547) shares issued and outstanding (note 13)	10,263	9,302
Additional paid-in capital	14,286,645	11,272,599
Shares to be issued	121,570	59,640
Accumulated deficit	(23,426,544)	(18,334,649)
Accumulated other comprehensive loss	(168,631)	(335,960)

Stockholders' deficiency	(9,176,697)	(7,329,068)

Total Liabilities and Stockholders' Deficiency	$10,458,791	$8,571,721

Going concern (note 2)
Commitments (note 14)
Subsequent events (note 18)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SusGlobal Energy Corp.
Interim Condensed Consolidated Statements of Operations and Comprehensive Loss

For the three and six-month periods ended June 30, 2022 and 2021

(Expressed in United States Dollars)

(unaudited)

	For the three-month periods ended		For the Six-month periods ended
	June 30, 2022	June 30,2021	June 30, 2022	June 30, 2021
		(correction-see note 5)		(correction-see note 5)
Revenue	$110,143	$212,632	$254,613	$405,292

Cost of Sales
Opening inventory	16,806	45,923	20,582	24,740
Depreciation (note 6)	115,262	135,539	231,465	272,099
Direct wages and benefits	53,408	65,390	105,496	136,449
Equipment rental, delivery, fuel and repairs and maintenance	(59,035)	69,280	111,153	175,173
Utilities	4,358	(10,845)	43,170	7,418
Outside contractors	915	21,372	25,483	21,372
	131,714	326,659	537,349	637,251
Less: closing inventory	(19,555)	(35,983)	(19,555)	(35,983)
Total cost of sales	112,159	290,676	517,794	601,268

Gross (loss) profit	(2,016)	(78,044)	(263,181)	(195,976)
Operating expenses
Management compensation-stock-based
compensation (notes 7 and 13)	60,113	54,259	120,226	108,518
Management compensation-fees (note 7)	117,266	92,875	235,735	182,924
Marketing	627,721	82,747	1,004,209	128,474
Professional fees	360,433	98,344	622,085	167,746
Interest expense and default amounts (notes 7, 8, 9, 10 and 12)	189,708	168,986	380,951	332,860
Office and administration (note 6 and 7)	131,239	29,620	191,816	104,835
Rent and occupancy (note 7)	65,666	36,580	116,591	68,919
Insurance	34,599	16,385	63,437	31,387
Filing fees	7,368	17,188	61,543	36,147
Amortization of financing costs	33,632	11,753	67,164	25,331
Directors' compensation (note 7)	14,689	12,672	29,498	23,336
Stock-based compensation (note 13)	166,275	28,209	296,787	36,282
Repairs and maintenance	(13,488)	(5,402)	(11,159)	7,787
Foreign exchange loss (income)	217,929	(7,321)	140,180	(19,439)
Total operating expenses	2,013,150	636,895	3,319,063	1,235,107
Net loss from operating activities	(2,015,166)	(714,939)	(3,582,244)	(1,431,083)
Other (loss) income (note 15)	(213,503)	(107,756)	(1,509,651)	215,856
Net loss	(2,228,669)	(822,695)	(5,091,895)	(1,215,227)
Other comprehensive loss
Foreign exchange income (loss)	309,853	(46,954)	167,329	(108,146)

Comprehensive loss	$(1,918,816)	$(869,649)	(4,924,566)	(1,323,373)
Net loss per share-basic and diluted	$(0.03)	$(0.01)	(0.06)	(0.01)
Weighted average number of common shares outstanding- basic and diluted	99,775,157	92,767,400	97,868,636	89,816,730

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SusGlobal Energy Corp.

Interim Condensed Consolidated Statements of Changes in Stockholders' Deficiency

For the three and six-month periods ended June 30, 2022 and 2021

(Expressed in United States Dollars)

(unaudited)

	Number of Shares	Common Shares	Additional Paid- in Capital	Shares to be Issued	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Stockholders' Deficiency
Balance-December 31, 2021	92,983,547	9,302	11,272,599	59,640	(18,334,649)	(335,960)	(7,329,068)
Shares issued for proceeds previously received	230,000	23	48,967	(48,990)	-	-	-
Shares issued to officers	1,050,000	105	240,345	-	-	-	240,450
Shares issued to employee	10,000	1	1,989	-	-	-	1,990
Shares issued for professional services	895,000	90	223,820		-	-	223,910
Shares issued on conversion of debt to equity	2,000,000	200	463,662		-	-	463,862
Shares issued on private placement	40,000	4	16,556		-	-	16,560
Shares yet to be issued	-	-	-	29,450	-	-	29,450
Other comprehensive income	-	-	-	-	-	(142,524)	(142,524)
Net loss	-	-	-	-	(2,863,226)	-	(2,863,226)
Balance-March 31, 2022	97,208,547	$9,725	$12,267,938	$40,100	$(21,197,875)	$(478,484)	$(9,358,596)
Shares issued on private placement	1,404,041	140	427,860	-	-	-	428,000
Shares issued on issuance of debt on extinguishment of existing debt	3,975,211	398	1,590,847	-	-	-	1,591,245
Shares yet to be issued	-	-	-	20,000	-	-	20,000
Shares yet to be issued on extinguishment of existing debt	-	-	-	61,470	-	-	61,470
Other comprehensive loss	-	-	-	-	-	309,853	309,853
Net Loss	-	-	-	-	(2,228,669)	-	(2,228,669)
Balance-June 30, 2022	102,587,799	10,263	14,286,645	121,570	(23,426,544)	(168,631)	(9,176,697)
							(correction-see note 5)
Balance-December 31, 2020	82,860,619	$8,288	$9,045,187	$8,580	$(13,468,794)	$(354,211)	$(4,760,950)
Shares issued for proceeds previously received	400,000	40	8,540	(8,580)	-	-	-
Shares issued to officers	1,050,000	105	216,930	-	-	-	217,035
Shares issued on conversion of related party debt and accounts payable to equity	1,005,728	100	285,544	-	-	-	285,644
Shares issued for conversion of debt to equity	3,175,124	318	713,398	-	-	-	713,716
Shares issued for professional services	63,000	6	24,213	-	-	-	24,219
Shares issued on private placement	630,480	63	157,557	-	-	-	157,620
Other comprehensive loss	-	-	-	-	-	(61,192)	(61,192)
Net loss	-	-	-	-	(392,532)	-	(392,532)
Balance-March 31, 2021	89,184,951	$8,920	$10,451,369	$-	$(13,861,326)	$(415,403)	$(3,816,440)
Shares issued for proceeds previously received	200,000	20	(20)	-	-	-	-
Shares issued on conversion of related party debt	720,348	72	165,608	-	-	-	165,680
Shares issued for professional services	520,000	52	119,548	-	-	-	119,600
Shares issued on receipt of promissory notes	1,200,000	120	(120)	-	-	-	-
Other Comprehensive loss	-	-	-	-	-	(46,954)	(46,954)
Net Loss	-	-	-	-	(822,695)	-	(822,695)
Balance-June 30, 2021	91,825,299	9,184	10,736,385	-	(14,684,021)	(462,357)	(4,400,809)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SusGlobal Energy Corp.

Interim Condensed Consolidated Statements of Cash Flows

For the six-month periods ended June 30, 2022 and 2021

(Expressed in United States Dollars)

(unaudited)

	For the six-month period ended June 30, 2022	For the six-month period ended June 30, 2021 (correction-see note 5)
Cash flows from operating activities
Net loss	$(5,091,895)	$(1,215,227)
Adjustments for:
Depreciation	231,789	274,365
Amortization of intangible assets	-	1,988
Non-cash professional fees on conversion of debt	-	275
Non-cash interest expense on conversion of debt	-	(32,444)
Amortization of financing fees	67,164	25,331
Stock-based compensation	417,013	144,800
Loss on revaluation of convertible promissory notes	5,784,471	188,953
Gain on forgiveness of convertible promissory notes and accrued interest	-	(359,460)
Gain on extinguishment of convertible promissory notes	(4,274,820)	-
Gain on disposal of long-lived assets	-	(45,349)
Changes in non-cash working capital:
Trade receivables	11,059	113,122
Government remittances receivable	(172,597)	(2,580)
Inventory	702	(10,510)
Prepaid expenses and deposits	(174,067)	(377,780)
Deferred assets	-	3,978
Accounts payable	2,528,529	(136,106)
Government remittances payable	40,070	3,713
Accrued liabilities	16,266	136,048
Deferred revenue	-	(4,894)
Net cash used in operating activities	(616,316)	(1,291,777)
Cash flows from investing activities
Purchase of long-lived assets	(1,892,767)	-
Purchase of intangible assets	-	(4,843)
Proceeds on disposal of long-lived assets	-	48,138
Adjustments of long-lived assets	-	(130,444)
Net cash provided by (used in) investing activities	(1,892,767)	(87,149)
Cash flows from financing activities
Repayments of advance	-	(15,792)
Advance of long-term debt	-	160,460
Repayment of long-term debt	(52,842)	(38,821)
Repayments of obligations under capital lease	(61,093)	(78,042)
Advances and penalties of convertible promissory notes (i)	2,080,000	872,500
Repayment of convertible promissory notes	(85,880)	(50,000)
Advances of loans payable to related parties (ii)	69,257	370,358
Repayment of loans payable to related parties	(28,711)	(34,499)
Proceeds on private placement	444,560	157,620
Net cash provided by financing activities	2,365,291	1,343,784
Effect of exchange rate on cash	108,037	50,108
(Decrease) increase in cash	(35,755)	14,966
Cash and cash equivalents-beginning of period	36,033	6,457
Cash and cash equivalents-end of period	$278	$21,423
Supplemental Cash Flow Disclosure:
Interest paid	$319,316	$119,979

(i) Refer to note 10, convertible promissory notes, for the issuance of capital stock on the conversion of debt and on the extinguishment of existing debt.

(ii) Refer to note 13, for the issuance of capital stock on the conversion of debt and on the extinguishment of existing debt.

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SusGlobal Energy Corp.

Notes to the Interim Condensed Consolidated Financial Statements

June 30, 2022 and 2021

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

On December 11, 2018, the Company began trading on the OTCQB venture market, under the ticker symbol SNRG.

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

The Company incurred a net loss of $5,091,895 (2021-$1,215,227) for the six-month period ended June 30, 2022 and as at that date had a working capital deficit of $17,084,363 (December 31, 2021-$13,651,619) and an accumulated deficit of $23,426,544 (December 31, 2021-$18,334,649) and expects to incur further losses in the development of its business.

On February 18, 2021, PACE Savings and Credit Union Limited ("PACE") and the Company reached a new agreement to repay all amounts owing to PACE on or before July 30, 2021. Management was not able to meet the July 30, 2021 deadline. On August 13, 2021, PACE agreed to allow the Company until August 31, 2021 to bring the arrears current and continue to September 2022, the original maturity date. Management was not able to meet the August 31, 2021 deadline. On November 15, 2021, the Company paid all arrears to PACE and PACE agreed to allow the Company to continue payments to the end of the terms of each obligation, September 2022. Similarly, the Company paid all arrears to PACE on March 15, 2022 and PACE has allowed the Company to continue payments to the end of the terms of each obligation, September 2022. Management continues discussions with equity investors and with PACE to re-finance its remaining obligations to PACE, and repay other creditors and has had discussions with the appropriate party to extend the repayment date on the 1st mortgage which currently matures September 1, 2022. One of the Company's significant customer contracts expired at the end of December 31, 2020 and one customer contract was terminated by the Company in September of 2021. The Company is also anticipating a successful underwritten offering in connection with its filed registration statement although there can be no assurance that the underwritten offering will be completed.

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
June 30, 2022 and 2021
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

Beginning in March 2020 the Governments of Canada and Ontario, as well as foreign governments, instituted emergency measures as a result of the novel strain of coronavirus ("COVID-19"). The virus has had a major impact on Canadian and international securities and currency markets and consumer activity which may impact the Company's financial position, its results of operations and its cash flows significantly.  The full extent to which the COVID-19 pandemic and the various responses to it might impact the Company’s business, operations and financial results will depend on numerous evolving factors that are not subject to accurate prediction and that are beyond The Company’s control.

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

The Company is exposed to significant interest rate risk on the current portion of its long-term debt of $7,634,719 (C$9,838,555) (December 31,2021-$7,727,628; C$9,796,689).

Credit risk is the risk of loss associated with a counterparty's inability to perform its payment obligations. As at June 30, 2022, the Company's credit risk is primarily attributable to cash and trade receivables. As at June 30, 2022, the Company's cash was held with a reputable Canadian chartered bank, a credit union and a United States of America bank.

With regards to credit risk with customers, the customers' credit evaluation is reviewed by management and account monitoring procedures are used to minimize the risk of loss. The Company believes that no additional credit risk beyond amounts provided for by the allowance for doubtful accounts are inherent in accounts receivable. As at June 30, 2022, the allowance for doubtful accounts was $nil (C$nil) (December 31, 2021-$nil; C$nil).

As at June 30, 2022, the Company is exposed to concentration risk as it had five customers (December 31, 2021-five customers) representing greater than 5% of total trade receivables and three customers (December 31, 2021-five customers) represented 80% (December 31, 2021-74%) of trade receivables. The Company had certain customers whose revenue individually represented 10% or more of the Company's total revenue. These customers accounted for 71% (50% and 21%) (June 30, 2021-83%; 34%, 25%, 14% and 10%) of total revenue.

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
June 30, 2022 and 2021
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

Currency Risk

Although the Company's functional currency is the C$, the Company realizes a portion of its expenses in United States Dollars ("$"). Consequently, certain assets and liabilities are exposed to foreign currency fluctuations. As at June 30, 2022, $44,717 (December 31, 2021-$175,790 net monetary liabilities) of the Company's net monetary assets were denominated in $. The Company has not entered into any hedging transactions to reduce the exposure to currency risk.

5. Correction for Fair Value Option Election

Subsequent to the issuance of our Quarterly Report on Form 10-Q for the period ended June 30, 2021, we identified an error in our historical financial statements related to the measurement of convertible promissory notes. The Company elected the fair value option to account for certain of its convertible promissory notes and should have recorded the convertible promissory notes subsequently at fair value instead of amortized cost.

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

The effects of the corrections to each of the individual affected line items were as follows:

Interim Condensed Consolidated Balance Sheets
	June 30,	Adjustments	June 30,	Notes
	2021		2021
	As Previously		As
	Reported		Adjusted
	$	$	$

Convertible promissory notes	848,022	545,931	1,393,953	(a)
Total Current Liabilities	9,462,953	545,931	10,008,884	(a)
Total Liabilities	9,914,442	545,931	10,460,373	(a)
Additional paid-in capital	11,171,385	(435,000)	10,736,385
Accumulated deficit	(14,573,090)	(110,931)	(14,684,301)	(c)
Stockholders' deficiency	(3,854,878)	(545,931)	(4,400,809)	(a)
Total Liabilities and Stockholders' Deficiency	6,059,564	-	6,059,564

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
June 30, 2022 and 2021
(Expressed in United States Dollars)
(unaudited)

5. Correction for Fair Value Option Election, (continued)

Interim Condensed Statements of Operations and Comprehensive Loss

	Three months ended June 30, 2021	Adjustments	Three months ended June 30, 2021	Notes
	As Previously		As
	Reported		Adjusted
	$	$	$

Professional fees	70,844	27,500	98,344	(c)
Interest expense and default amounts	168,718	268	168,986
Amortization of financing costs	122,543	(110,790)	11,753
Total operating expenses	719,917	(83,022)	636,895	(c)
Net Loss From Operating Activities	(797,961)	83,022	(714,939)	(c)
Other income (loss)	-	(107,756)	(107,756)	(c)
Net Loss	(797,961)	(24,734)	(822,695)	(c)
The adjustments did not have an impact on loss per share, basic and diluted, due to rounding.

	Six months ended June 30, 2021	Adjustments	Six months ended June 30, 2021	Notes
	As Previously		As
	Reported		Adjusted
	$	$	$

Professional fees	135,246	32,500	167,746	(c)
Interest expense and default amounts	332,592	268	332,860	(c)
Amortization of financing costs	136,121	(110,790)	25,331	(c)
Total operating expenses	1,313,129	(78,022)	1,235,107	(c)
Net Loss From Operating Activities	(1,509,105)	78,022	(1,431,083)	(c)
Other income	404,809	(188,953)	215,856	(c)
Net Loss	(1,104,296)	(110,931)	(1,215,227)	(c)
The adjustments did not have an impact on loss per share, basic and diluted, due to rounding.

Interim Condensed Consolidated Statements of Cash Flows

	Six months ended June 30, 2021	Adjustments	Six months ended June 30, 2021	Notes
	As Previously		As
	Reported		Adjusted
	$	$	$

Cash flows from operating activities
Net Loss	(1,104,296)	(110,931)	(1,215,227)	(c)
Adjustments for:
Amortization of financing fees	136,121	110,790	25,331	(d)
Loss on revaluation	-	188,953	188,953	(c)
Net cash used in operating activities	(1,259,009)	(32,768)	(1,291,777)	(c)

(a) The Company elected the fair value option to account for its convertible promissory notes issued in 2021. In accordance with ASC 825, the convertible promissory notes are mark-to-market at each reporting date with changes in fair value recorded as a component of other (expense) income. As a result, there was a mark-to-market adjustment of $545,931 in the interim condensed consolidated statements of operations and comprehensive loss as of June 30, 2021.

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
June 30, 2022 and 2021
(Expressed in United States Dollars)
(unaudited)

5. Correction for Fair Value Option Election, (continued)

(b) The Company used the with-and-without method to allocate the proceeds between the convertible promissory notes and the common shares. As a result, all the proceeds were allocated to the convertible promissory note and $nil to the common shares. The previously recognized amount of $434,860 in additional paid-in capital was adjusted by $435,000 to $(140).

(c) For the three and six-month periods ended June 30, 2021, the transaction costs of $27,500 and $32,500 respectively, were previously capitalized against the convertible promissory note. The transaction costs were expensed, and a day one revaluation for the three and six-month periods ended June 30, 2022 of loss of $107,756 and $188,953 respectively, was recognized. In addition, for the three and six-month periods ended June 30, 2021, an additional amount of interest expense in the amount of $268 and $268 respectively, was expensed.

(d) For the three and six-month periods ended June 30, 2021, amortization of financing fees in the amount of $110, 790 and $110,790 respectively, were previously capitalized against the convertible promissory and now included in the day one revaluation.

6. Long-lived Assets, net

		June 30,		December 31,
		2022		2021
	Cost	Accumulated depreciation	Net book value	Net book value
Land	$3,325,502	$-	$3,325,502	$3,380,356
Property under construction	3,711,728	-	3,711,728	1,874,892
Composting buildings	2,352,925	668,265	1,684,660	1,784,200
Gore cover system	1,092,625	497,426	595,199	660,549
Driveway and paving	359,676	137,876	221,800	240,083
Machinery and equipment	595,910	549,556	46,354	64,282
Equipment under capital lease	302,368	215,419	86,949	134,487
Office trailer	9,312	9,312	-	-
Vacuum trailer	5,820	5,238	582	1,479
Computer equipment	6,858	6,858	-	-
Signage	6,414	2,880	3,534	3,918
Automotive equipment	170,843	64,066	106,777	134,587
	$11,939,981	$2,156,896	$9,783,085	$8,278,833

On August 17 2021, the Company acquired the Hamilton Property assets, consisting of land, a vacant building and ECAs. The total purchase price including costs of acquisition of $175,615 (C$221,680) totaled $3,590,773 (C$4,532,633). The costs of acquisition, were settled through cash payments of $119,094 (C$150,333) and the issuance of 200,000 common shares valued based on the trading price on the issuance date at $56,521 (C$71,347) to a consultant who assisted on the closing of the transaction. The issuance of common shares is also noted under capital stock, note 13, common shares issued for professional services. The purchase of the Hamilton Property was funded by cash of $396,364 (C$500,333), the issuance of 300,000 common shares to the vendor on closing, having a value based on the trading price on the issuance date of $84,781 (C$107,020), the issuance noted above of 200,000 common shares to a consultant who assisted on the closing of the transaction disclosed as part of common shares issued for professional services, under capital stock, note 13, a vendor take-back 1st mortgage of $1,584,400 (C$2,000,000) and a portion of the increased existing 1st mortgage of $1,468,686 (C$1,853,933), disclosed under note 8 (d) ii), long-term debt. The cost of the purchase price was allocated ratably over the estimated fair value of each long-lived asset acquired, land of $1,724,979 (C$2,177,442), included above under land and building $1,556,002 (C$1,964,141), described above as property under construction.

Also included under property under construction, are construction costs incurred subsequent to the acquisition in the amount of $2,187,555 (C$2,819,014).

Depreciation for the three and six-month periods ended June 30, 2022, is disclosed in cost of sales in the amount of $115,262 (C$147,130) and $231,465 (C$294,260) (2021-$135,539; C$166,265 and $272,099; C$339,148) respectively, and in office and administration in the amount of $nil (C$nil) and $326 (C$413) (2021-$1,076; C$1,317 and $2,267; C$2,285) respectively, in the interim condensed consolidated statements of operations and comprehensive loss.

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
June 30, 2022 and 2021
(Expressed in United States Dollars)
(unaudited)

7. Related Party Transactions

For the three and six-month periods ended June 30, 2022, the Company incurred $94,008 (C$120,000) and $188,784 (C$240,000) (2021-$73,323; C$90,000 and $144,414; C$180,000) respectively, in management fees expense with Travellers International Inc. ("Travellers"), an Ontario company controlled by a director and the president and chief executive officer (the "CEO"); and $23,503 (C$30,000) and $47,196 (C$60,000) (2021-$19,552; C$24,000 and $38,510; C$48,000) respectively, in management fees expense with the Company's chief financial officer (the "CFO"). As at June 30, 2022, unpaid remuneration and unpaid expenses in the amount of $125,946 (C$162,301) (December 31, 2021-$14,755; C$18,706) is included in accounts payable in the interim condensed consolidated balance sheets.

For the three and six-month periods ended June 30, 2022, the Company incurred $38,296 (C$8,806) and $61,802 (C$78,568) (2021-$24,287; C$29,858 and $45,452; C$56,653) respectively, in rent expense paid under a lease agreement with Haute Inc. ("Haute"), an Ontario company controlled by the CEO.

During the three and six-month periods ended June 30, 2022, Travellers converted a total of $nil (C$) and $nil (C$nil) respectively, (December 31, 2021-$371,001 (C$461,620) of loans provided during the period and $nil (C$) and $nil (C$nil) respectively, (December 31, 2021-$80,323; C$101,700) of accounts payable owing to Travellers for nil common shares (December 31, 2021-1,726,076 common shares).

In addition, during the three and six-month periods ended June 30, 2022, the Company paid the CFO interest of $nil (C$nil) and $502 (C$638) (2021-$nil; C$nil and $nil; C$nil), respectively on loans totaling $29,211 (C$36,000) provided to the Company and repaid during the three-month period ended March 31, 2022.

For those independent directors providing their services throughout 2022, the Company accrued directors' compensation for the three and six-month periods ended June 30, 2022 in the amount of $14,690 (C$18,750) and $29,498 (C$37, 500) respectively, (2021-$12,672; C$16,586 and $23,336; C$29,086) respectively. Also included in directors' compensation for the three-month and six-month periods ended June 30, 2022, is the audit committee chairman's fees, in the amount of $nil (C$) and $nil (C$nil) (2021-$(790); C$(1,000) and $nil; C$nil) respectively. As at June 30, 2022, outstanding directors' compensation of $98,316 (C$126,696) (December 31, 2021-$70,358; C$89,196) is included in accrued liabilities, in the interim condensed consolidated balance sheets.

In addition, during the three and six-month periods ended June 30, 2022, the Company accrued interest of $132 and $132 respectively, on the $40,000 loan provided by an independent director during the three-month period ended June 30, 2022. Refer also to note 12, loan payable to related party.

Pursuant to the terms of the CEO's Consulting Agreement, for his services as the CEO, the compensation is at a rate of $23,280 (C$30,000) per month for twelve (12) months, beginning on the Effective Date, January 1, 2021, and at a rate of $31,040 (C$40,000) per month for twelve (12) months, beginning January 1, 2022. In addition, the Company agreed to grant the CEO 1,000,000 restricted shares of the Company's Common Stock, par value of $0.0001 per share (the "Common Stock") on the Effective Date, and 1,000,000 shares of Common Stock on January 1, 2022. The Company has also agreed to reimburse the CEO for certain out-of-pocket expenses incurred by the CEO.

Pursuant to the terms of the CFO's Consulting Agreement for his services as the CFO, the compensation is at a rate of $6,208 (C$8,000) per month for twelve (12) months, beginning on the Effective Date, January 1, 2021. In addition, the Company agreed to grant the CFO 50,000 restricted shares of the Company's Common Stock, par value of $0.0001 per share (the "Common Stock") on the Effective Date. The Company has also agreed to reimburse the CFO for certain out-of-pocket expenses incurred by the CFO.

Pursuant to the terms of the CFO's Consulting Agreement for his services as the CFO, the compensation is at a rate of $7,760 (C$10,000) per month for twelve (12) months, beginning on the Effective Date, January 1, 2022. In addition, the Company agreed to grant the CFO 50,000 restricted shares of the Company's Common Stock, par value of $0.0001 per share (the "Common Stock") on the Effective Date. The Company has also agreed to reimburse the CFO for certain out-of-pocket expenses incurred by the CFO.

Furthermore, for the three and six-month periods ended June 30, 2022, the Company recognized management stock-based compensation expense of $60,113 and $120,226 (2021-$54,259 and $108,518) respectively, on the common stock issued to the CEO and the CFO, 1,000,000 and 50,000 common stock, respectively, as stipulated in their executive consulting agreements, effective January 1, 2022. The total stock-based compensation on the issuance of the common stock totaled $240,450 (2021-$217,035). The portion to be expensed for the balance of the year, $120,224 (2021-$108,517 is included in prepaid expenses and deposits in the interim condensed consolidated balance sheets.

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
June 30, 2022 and 2021
(Expressed in United States Dollars)
(unaudited)

8. Long-Term Debt
		June 30, 2022	December 31, 2021
(a)	PACE Credit Facility-Due September 2, 2022	$731,513	$750,465
(b)	PACE Credit Facility-Due September 2, 2022	409,062	419,661
(c)	PACE Corporate Term Loan-Due September 13, 2022	2,482,006	2,546,536
(d)i.)	Mortgage Payable-Due September 1, 2022	4,012,138	4,010,966
(d)ii.)	Mortgage Payable-Due August 17, 2023	1,552,000	1,577,600
(e)	Canada Emergency Business Account-Due December 31, 2023	77,600	78,880
(f)	Corporate Term Loan-Due April 7, 2025	113,056	133,584
		9,377,375	9,517,692
Current portion		(7,672,827)	(7,765,421)
Long-Term portion		$1,704,548	$1,752,271

On November 15, 2021 and March 15, 2022, the Company paid all arrears owing to PACE on each date and PACE agreed to allow the Company to continue payments to the end of the terms of each obligation, September 2022. Management continues discussions with equity investors and with PACE to re-finance its remaining obligations to PACE and repay other creditors. In addition, the existing letter of credit, in the amount of $214,821 (C$276,831) was renewed by PACE to the termination of the Company's obligations to PACE, September 2022. The Company has been in discussions with its Canadian Chartered bank to obtain a new letter of credit for the new financial assurance with the Ministry of the Environment, Conservation and Parks (the "MECP") in the amount of $494,806 (C$637,637). At June 30, 2022, the Company is in arrears three payments for each of its obligations to PACE.

Refer also to going concern, note 2. And, refer also to subsequent events

The remaining PACE long-term debt was initially payable as noted below:

(a) The credit facility bears interest at the PACE base rate of 8.25% plus 1.25% per annum, currently 9.5%, is payable in monthly blended installments of principal and interest of $6,801 (C$8,764) and matures on September 2, 2022. The first and only advance on the credit facility on February 2, 2017, in the amount of $1,241,600 (C$1,600,000), is secured by a business loan general security agreement, a $1,241,600 (C$1,600,000) personal guarantee from the CEO and a charge against the Haute leased premises. Also pledged as security are the shares of the wholly-owned subsidiaries, and a limited recourse guarantee against each of these parties. On April 3, 2020, the pledged shares were delivered by PACE and are currently held as security for the personal guarantee from the CEO and charge against the Haute leased premises. The credit facility is fully open for prepayment at any time without notice or bonus.

(b) The credit facility advanced on June 15, 2017, in the amount of $465,600 (C$600,000), bears interest at the PACE base of 8.25% plus 1.25% per annum, currently 9.5%, is payable in monthly blended installments of principal and interest of $3,803 (C$4,901), and matures on September 2, 2022. The credit facility is secured by a variable rate business loan agreement on the same terms, conditions and security as noted above.

(c) The corporate term loan advanced on September 13, 2017, in the amount of $2,889,938 (C$3,724,147), bears interest at PACE base rate of 8.25% plus 1.25% per annum, currently 9.5%, is payable in monthly blended installments of principal and interest of $23,056 (C$29,711), and matures September 13, 2022. The corporate term loan is secured by a business loan general security agreement representing a floating charge over the assets and undertakings of the Company, a first priority charge under a registered debenture and a lien registered under the Personal Property Security Act in the amount of $3,104,759 (C$4,000,978) against the assets including inventory, accounts receivable and equipment. The corporate term loan also included an assignment of existing contracts included in the asset purchase agreement.

For the three and six-month periods ended June 30, 2022, $78,904 (C$100,699) and $154,429 (C$196,324) (2021-$81,163; C$99,651 and $158,428; C$197,457) respectively, in interest was incurred on the PACE long-term debt. As at June 30, 2022 $95,286 (C$122,791) (December 31, 2021-$95,286; C$122,791) in accrued interest is included in accrued liabilities in the interim condensed consolidated balance sheets.

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
June 30, 2022 and 2021
(Expressed in United States Dollars)
(unaudited)

8. Long-Term Debt, (continued)

(d) i) The Company obtained a 1st mortgage provided by private lenders to finance the acquisition of the shares of 1684567 and to provide funds for additional financing needs, including additional lands, received in four tranches totaling $4,035,200 (C$5,200,000) (December 31, 2021-$4,101,760; C$5,200,000). The fourth tranche was received on August 13, 2021 in the amount of $1,474,400 (C$1,900,000) and a portion of this fourth tranche, $1,438,652 (C$1,853,933), was used to fund a portion of the purchase of the Hamilton Property, described under long-lived assets, net (note 6). The 1st mortgage is repayable interest only on a monthly basis at an annual rate of the higher of the Royal Bank of Canada's prime rate plus 6.05% per annum (currently 9.75%) and 10% per annum with a maturity date of September 1, 2022. The 1st mortgage payable is secured by the shares held of 1684567, a 1st mortgage on the premises located at 704 Phillipston Road, Roslin, Ontario, Canada and a general assignment of rents.

Financing fees on the 1st mortgage totaled $313,053 (C$403,419). As at June 30, 2022, $33,166 (C$42,740) (December 31, 2021-$33,713; C$42,740) of accrued interest is included in accrued liabilities in the interim condensed consolidated balance sheets. In addition, as at June 30, 2022, there is $23,062 (C$29,720) (December 31, 2021-$90,794; C$115,104) of unamortized financing fees included in long-term debt and $33,166 (C$42,740) (December 31, 2021-$33,713; C$42,740) of accrued interest in accrued liabilities in the interim condensed consolidated balance sheets.

ii) On August 17, 2021, the Company obtained a vendor take-back 1st mortgage in the amount of $1,552,000 (C$2,000,000), on the purchase of the Hamilton Property, described under long-lived assets, net (note 6). The 1st mortgage bears interest at an annual rate of 2% per annum, repayable monthly interest only with a maturity date of August 17, 2023, secured by the assets on the Hamilton Property.

For the three and six-month periods ended June 30, 2022, $111,853 (C$141,622) and $220,256 (C$280,010) (2021-$53,892; C$65,948 and $116,422; C$145,110) respectively, in interest was incurred on the 1st mortgages payable.

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

The Company has received a total of $77,600 (C$100,000) under this program, from its Canadian chartered bank.

Under the initial term date of the loans, which is detailed in the CEBA term loan agreements, the amount is due on December 31, 2022 and is interest-free. If the loans are not repaid by December 31, 2022, the Company can make payments, interest only, on a monthly basis at an annual rate of 5%, under the extended term date, beginning January 1, 2023, maturing December 31, 2025.

The CEBA term loan agreements were amended by extending the interest free repayment date by one year to December 31, 2023. If paid by December 31, 2023, 33.33% ($25,866; C$33,333), previously 25%, of the loans would be forgiven. Repayment terms on the extended period are unchanged.

The CEBA term loan agreements contain a number of positive and negative covenants, for which the Company is not in full compliance.

(f) On April 8, 2021, the Company took delivery of a truck and hauling trailer for a total purchase price of $172,225 (C$218,338) plus applicable harmonized sales taxes. The purchase was financed by a bank term loan of $157,760 (C$200,000), over a forty-eight-month term, bearing interest at 4.95% per annum with monthly blended instalments of principal and interest payments of $3,803 (C$4,901) due April 7, 2025.

For the three and six-month periods ended June 30, 2022, $1,454 (C$1,856) and $3,030 (C$3,852) (2021-$1,793; C$2,235 and $1,793; C$2,235) respectively, in interest was incurred.

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
June 30, 2022 and 2021
(Expressed in United States Dollars)
(unaudited)

9. Obligations under Capital Lease

			June 30	December 31,
			2022	2021
	(a)	(b)	Total	Total
Obligations under Capital Lease	$-	$157,276	$157,276	$221,133
Less: current portion	-	(59,130)	(59,130)	(91,047)
Long-term portion	$-	$98,146	$98,146	$130,086

Refer also to going concern, note 2.

(a) The lease agreement for certain equipment for the Company's organic composting facility at a cost of $192,021 (C$247,450), is payable in monthly blended installments of principal and interest of $3,972 (C$5,118), plus applicable harmonized sales taxes for a period of forty-six months plus the first two monthly blended installments of $7,760 (C$10,000) plus applicable harmonized sales taxes and an option to purchase the equipment for a final payment of $19,152 (C$24,680) plus applicable harmonized sales taxes on February 27, 2022. The leasing agreement bears interest at the rate of 6.15% annually, compounded monthly, due January 27, 2022. The final payment was made on June 7, 2022.

(b) The lease agreement for certain equipment for the Company's organic waste processing and composting facility at a cost of $302,368 (C$389,650), is payable in monthly blended installments of principal and interest of $5,317 (C$6,852), plus applicable harmonized sales taxes for a period of fifty-nine months plus an initial deposit of $15,093 (C$19,450) plus applicable harmonized sales taxes and an option to purchase the equipment for a final payment of a nominal amount of $77 (C$100) plus applicable harmonized sales taxes on February 27, 2025. The leasing agreement bears interest at the rate of 3.59% annually, compounded monthly, due February 27, 2025.

The lease liabilities are secured by the equipment under capital lease as described under long-lived assets, net (note 6).

Minimum lease payments as per the original terms of the obligations under capital lease are as follows:

In the six-month period ending December 31, 2022	$31,905
In the year ending December 31, 2023	63,810
In the year ending December 31, 2024	63,810
In the year ending December 31, 2025	5,395
164,920
Less: imputed interest	(7,644)
Total	$157,276

For the three and six-month periods ended June 30, 2022, $478 (C$617) and $2,238 (C$2,846) (2021-$3,601; C$4,409 and $7,694; C$9,590) respectively, in interest was incurred. As at June 30, 2022 $46 (C$60) (December 31, 2021- $800; C$999) in accrued interest is included in accrued liabilities in the interim condensed consolidated balance sheets.

10. Convertible Promissory Notes

		June 30, 2022	December 31, 2021

(a)	Convertible promissory note-March 31, 2021	-	553,453
(b)	Convertible promissory note-April 1, 2021	-	455,072
(c)	Convertible promissory note-June 16, 2021	-	460,418
(d)	Convertible promissory note-August 26, 2021	-	143,109
(e)	Convertible promissory notes-October 28 and 29, 2021	1,717,411	1,852,495
(f)	Convertible promissory notes-December 2, 2021	-	333,969
(g)	Convertible promissory notes-March 3 and 7, 2022	2,285,220	-
(h)	Convertible promissory notes- June 23, 2022	1,183,080	-
		$5,185,711	$3,798,516

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
June 30, 2022 and 2021
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

Contemporaneously with the forgiveness of the remaining balance of the March 2021 Investor Note, the March 2021 Investor subscribed for 1,000,000 common shares of the Company that have a 6-month trading restriction for cash proceeds of $300,000. The shares were issued on May 3, 2022 at a price of $0.30 per share.

These transactions have been accounted for as a single transaction, that together resulted in the extinguishment of the March 2021 Investor Note. The shares issued as described above have been recognized at their respective fair values. The Company recognized a revaluation loss of $1,138,308 during the six-month period ended June 30, 2022 and a related gain on extinguishment of $1,010,761, resulting in a net fair value loss of $127,547 on the interim condensed consolidated statements of operations and comprehensive loss under other (expense) income.

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
June 30, 2022 and 2021
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

On June 23, 2022, the Company and the June 2021 Investor executed one convertible promissory note (the "June 2022 Investor Note") in the amount of $1,200,000, bearing interest at 10% and having an OID of 10%. The maturity date of the June 2022 Investor Note is the earlier of December 23, 2022 and the date of the Company's uplist to a national securities exchange. The proceeds from the June 2022 Investor Note were used to repay this investor's June 2021 Investor Note and their December 2021 Investor Note which matured June 2, 2022 and June 16, 2022 respectively. The net proceeds, after repaying the December 2021 Investor Note and the June 2021 Investor Note and related disbursements totaled approximately $204,000. The net proceeds were received on June 28, 2022. In addition, the Company issued 1,333,333 common shares to the June 2022 Investor on June 29, 2022. which were included in the determination of the gain on extinguishment and recognized at fair value. The extinguishment is discussed under paragraph (h) below.

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
June 30, 2022 and 2021
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

On May 5, 2022, the August 2021 Investor settled the balance of his August 2021 Investor Note for 141,878 common shares of the Company. The settlement was accounted for as an extinguishment because it was settled through the issuance of shares, which were recognized at their fair value in the determination of the extinguishment gain. The Company recognized a revaluation loss of $1,615 during the six-month period ended June 30, 2022 and a related gain on extinguishment of $18,311, resulting in a net fair value gain of $16,696 on the interim condensed consolidated statements of operations and comprehensive loss under other (expense) income.

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

On May 11, 2022, the holder of the October 29, 2021 Investor Note, provided an amendment for an optional conversion of his investor notes. The conversion price was amended to be (i) the product of the Liquidity Event price multiplied by the discount of 35% (previously 30%) or (2) the greater of (i) the product of the closing price per share of the Company's Common Stock as reported by the applicable trading market on the trading day immediately prior to the conversion date multiplied by the discount (35%) or $1.70 multiplied by the discount (35%), provided that in the event of a conversion, of his investor note, at a time that a Liquidity Event shall not have previously occurred and be continuing, the conversion price for such conversion shall be as provide in (2)(i) above.

During the six months ended June 30, 2022, the Company recognized revaluation gains of $135,085.

Refer also to subsequent events, note 18 (e).

f)

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
June 30, 2022 and 2021
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

As noted above under paragraph (c), on June 23, 2022, this December 2021 Investor Note and the June 2021 Investor Note were fully repaid with accrued interest from a portion of the proceeds on the issuance of the June 2022 Investor Note in the principal amount of $1,200,000. The extinguishment is discussed under paragraph (h) below.

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

On May 11, 2022, the holder of the March 3, 2022 Investor Note and on May 13, 2022, the holder of the March 7, 2022 Investor Note, each provided an amendment for an optional conversion of their investor notes. The conversion price was amended to be (i) the product of the Liquidity Event price multiplied by the discount of 35% (previously 30%) or (2) the greater of (i)  the product of the closing price per share of the Company's Common Stock as reported by the applicable trading market on the trading day immediately prior to the conversion date multiplied by the discount (35%) or $1.70 multiplied by the discount (35%), provided that in the event of a conversion, of his investor note, at a time that a Liquidity Event shall not have previously occurred and be continuing, the conversion price for such conversion shall be as provide in (2)(i) above.

Further, on June 29, 2022, the March 2022 Investors revised their March 2022 Investor Notes, to extend the maturity date to August 15, 2022 and increase the principal amount of each of the March 2022 Investor Notes by twenty percent (20%). In addition, the Company agreed to issue 100,000 common shares to the March 2022 Investor. These restricted shares of the Company's common stock will survive a reverse stock split prior to listing. The common shares recorded as shares to be issued for the period ended June 30, 2022, and were subsequently issued on July 11, 2022. The restructurings were accounted for as extinguishments as they were renegotiated after maturity. The Company recognized revaluation losses on these notes of $2,379,273 during the six-month period ended June 30, 2022 and a related gain on extinguishment of $1,532,583, resulting in a net fair value loss of $846,690 on the interim condensed consolidated statements of operations and comprehensive loss under other (expense) income.

Refer also to subsequent events, note 18 (e).

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
June 30, 2022 and 2021
(Expressed in United States Dollars)
(unaudited)

10. Convertible Promissory Notes, (continued)

h)

On June 23, 2022, the Company executed one convertible promissory note (the "June 2022 Investor Note") with an investor (the "June 2022 Investor") in the amount of $1,200,000 bearing interest at 10% per annum and having an OID of 10%. The maturity date of the June 2022 Investor Note is the earlier of December 23, 2022 and the date of the Company's uplist to a national securities exchange. The proceeds from the June 2022 Investor Note were used to repay this investor's June 2021 Investor Note and their December 2021 Investor Note which matured June 16, 2022 and June 2, 2022 respectively, plus accrued interest. The net proceeds, after repaying the December 2021 Investor Note and the June 2021 Investor Note with accrued interest and related disbursements totaled approximately $204,000. The net proceeds were received on June 28, 2022. In addition, the Company issued 1,333,333 common shares to the June 2022 Investor on June 29, 2022 which have been included in the determination of the extinguishment gain and recognized at fair value. The restructuring was accounted for as extinguishments as it was renegotiated after maturity. The Company recognized a revaluation loss of $2,391,570 during the six-month period ended June 30, 2022 and a related gain on extinguishment of $1,713,165, resulting in a net fair value loss of $678,405 on the interim condensed consolidated statements of operations and comprehensive loss under other (expense) income.

The June 2022 Investor may convert the principal amount and any accrued but unpaid interest into the Company's common stock from time to time following an event of default ('Event of Default"), as defined in the June 2022 Investor Note, with interest accruing at the default interest rate of 15% per annum from the Event of Default, at a conversion price (the "Conversion Price") equal to the lesser of 90% (representing a 10% discount) multiplied by the price per share of the Common Stock at the public offering associated with the Event of Default.

The Company initially reserved 8,000,000 of its authorized and unissued Common Stock (the "June 2022 Reserved Amount"), free from pre-emptive rights, to provide for the issuance of Common Stock upon the full conversion of the June 2022 Investor Note.

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

For the three and six-month periods ended June 30, 2022, the Company issued nil and 2,000,000 common shares respectively, on the conversion of a convertible promissory note, having a fair value on conversion in the amount of $nil and $463,862, at a conversion price of $0.20 per share. And, for the three and six-month periods ended June 30, 2021, the Company issued nil and 3,175,124 common shares respectively, on the conversion of convertible promissory notes, in the amount of $713,716, including accrued interest and related costs of $32,716. The share conversion prices ranged from $0.156 to $0.26 per share (on the 2019 convertible promissory notes).

In addition, 3,975,211 share were issued on the issuance of debt on extinguishment of existing debt having a fair value on issuance of $1,591,245.

For the three and six-month period ended June 30, 2022, the Company incurred interest of $nil and $nil (2021-$28,963 and $43,719 on the 2019 convertible promissory notes).

Refer also to going concern, note 2.

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
June 30, 2022 and 2021
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

Gains and losses attributable to changes in credit risk were insignificant during all periods presented. The Company recognized a loss of $659,526 at the time of issuance of the convertible promissory notes, and an additional loss of $4,512,540 and $5,124,945 attributed to the change in fair value of the convertible promissory notes for the three and six-month periods ended June 30, 2022. The Company incurred debt issuance costs for the three and six-month periods of $26,000 and $101,000 respectively (2021-$27,500 and $32,500 respectively) which were expensed as incurred.

11. Fair Value Measurement

The following table presents information about the Company's financial assets and liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation:

		Fair Value Measurements as of June 30, 2022 Using:
		Level 3	Total
Assets:	$		$-
Liabilities:
Convertible promissory notes		5,185,711	5,185,711
		$5,185,711	$5,185,711

During each of the six-month periods ended June 30, 2022 and 2021, there were no transfers between Level 1, Level 2, or Level 3. There were no other financial assets or liabilities measured at fair value on a recurring basis as of June 30, 2022.

The following table summarizes the change in Level 3 financial instruments during the six-month period ended June 30, 2022.

Fair value at December 31, 2021	$3,798,516
Fair value of new at issuances	2,159,526
Repayments	(85,880)
Mark to market adjustment	5,124,945
Settlement	(5,811,396)
Fair value at June 30, 2022	$5,185,711

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

11. Fair Value Measurement

The fair value of the convertible promissory notes at issuance and at each reporting period was estimated based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The Company used a scenario-based binomial model to estimate the fair value of the convertible promissory notes. The model determines the fair value from a market participant's perspective by evaluating the payouts under hold, convert, or call decisions. The most significant estimates and assumptions used as inputs are those concerning type, timing and probability of specific scenario outcomes. Specifically, the Company assigned a probability of default ("PD"), which would increase the required payout as described in note 10 and calculated the fair value under each scenario. The PD was assumed to be 50% as at December 31, 2021 and during the three months ended March 31, 2022. The PD as at and during the three months ended June 30, 2022 was assumed to be 75%. Increasing (decreasing) the probability of default would result in a significantly higher (lower) fair value measurement.

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
June 30, 2022 and 2021
(Expressed in United States Dollars)
(unaudited)

11. Fair Value Measurement, (continued)

Other significant unobservable inputs include the expected volatility, discount for lack of marketability and the credit spread. The expected volatility was based on the historical volatility over a look-back period that was consistent with the balance-remaining term of the instruments. A range of 70% to 90% was used for the expected volatility. The discount for lack of marketability was determined using a range of option pricing methodologies using the remaining restriction term corresponding to each instrument on the relevant valuation date. A range of 30% to 40% was used for the discount for lack of marketability. The credit spread was determined in reference to credit yields of companies with similar credit risk at the date of valuation. A premium of 10% was added to the credit spread as an instrument specific adjustment to reflect the Company's risk of default. A range of 15.4% to 19.3% was used for the credit spread.

Refer also to going concern, note 2.

12. Loan Payable to Related Party

	June 30, 2022	December 31, 2021

Director	$40,000	$-

The loan owing to director was received by the Company on June 6, 2022, is unsecured, bearing interest at 5% per annum and is due July 31, 2022. The due date was subsequently extended to August 31, 2022.

During the three and six-month periods ended June 30, 2022, $131 (C$167) and $131 (C$167) was incurred on the director loan.

13. Capital Stock

As at June 30, 2022, the Company had 150,000,000 common shares authorized with a par value of $.0001 per share and 102,587,799 (December 31, 2021-92,983,547) common shares issued and outstanding.

For the six-month period ended June 30, 2022, the Company issued 2,000,000 common shares on the conversion of convertible promissory notes, having a fair value on conversion in the amount of $463,862 at a conversion price of $0.20 per share. On conversion, the fair value of the April 2021 Investor Note was higher by $$8,790 than its balance at December 31, 2021. This increase is included in the loss on revaluation of convertible promissory notes under other (loss) income in the interim condensed consolidated statements of operations and comprehensive loss. In addition, during the six-month period ended June 30, 2022, the Company raised $450,560, net of share issue costs of $1,440, on a private placement for 1,444,041 common shares at issue prices ranging from $0.20 to $0.45 per share. Further, 895,000 common shares of the Company were issued for professional services valued at $223,910, based on the closing trading prices on issuance. The portion relating to the three and six-month periods ended June 30, 2022 $135,089 and $209,487 respectively, is included in the amount disclosed as stock-based compensation in the interim condensed consolidated statements of operations and comprehensive loss and the balance is included in prepaid expenses and deposits in the interim condensed consolidated balance sheets. In addition, 3,975,211 share were issued on the issuance of debt on extinguishment of existing debt having a fair value on issuance of $1,591,245.

On January 3, 2022, the Company issued 1,000,000 common shares to the CEO and on February 7, 2022 50,000 common shares to the CFO in connection with their executive consulting agreements, valued at $240,450, based on the closing trading price on the effective date of their executive consulting agreements. Included under management stock-based compensation in the interim condensed consolidated statements of operations and comprehensive loss for the three and six-month periods ended June 30, 2022 is $60,113 and $120,226 (2021-$54,259 and $108,518) respectively, representing that portion of the stock-based compensation for the period. Also, on January 17, 2022 and March 22, 2022, the Company issued 230,000 common shares on proceeds previously received. And, on February 7, 2022, the Company issued 10,000 common shares to an employee valued at $0.199, the trading price on closing, disclosed under office and administration in the interim condensed consolidated statements of operations and comprehensive loss.

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
June 30, 2022 and 2021
(Expressed in United States Dollars)
(unaudited)

13. Capital Stock, (continued)

At June 30, 2022, the Company recorded in total, $60,100, for shares to be issued relating to a consulting agreement with a service provider for professional services, valued at the closing trading prices on the effective dates stipulated in the consulting agreement and $61,470 for shares to be issued on the revisions to the March 2022 Investor Notes on June 29, 2022 and for a consulting agreement related to one of the March Investors, valued at fair value. These professional services are included under stock-based compensation in the interim condensed consolidated statements of operations and comprehensive loss.

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

On April 1, 2021, the Company issued the April 2021 Investor Note to the April 2021 Investor, and subsequently issued 200,000 common shares disclosed under note 10(b), convertible promissory notes. On June 16, 2021, the Company issued the June 2021 Investor Note to the June 2021 Investor, and subsequently issued 1,000,000 common shares. disclosed under note 10(c), convertible promissory notes. On August 26, 2021, the Company issued the August 2021 Investor Note to the August 2021 Investor and subsequently issued 80,000 common shares., disclosed under note 10(d), convertible promissory notes. On October 28 and 29, 2021, the Company issued a total of 72,500 common shares to two consultants representing the October 2021 Investors, valued at $16,240, based on the closing trading price on issuance. And, on December 2, 2021, the Company issued 857,143 common shares., disclosed under note 10(f), convertible promissory notes

On January 4, 2021, the Company issued 1,000,000 common shares to the CEO and 50,000 common shares to the CFO in connection with their executive consulting agreements, valued at $217,035, based on the closing trading price on issuance and included under management stock-based compensation in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2021. Also, on January 4, 2021, the Company issued 400,000 common shares on proceeds of $8,580, previously received on a conversion of debt in December 2020

Pursuant to the Minutes of Settlement, the former chief executive officer returned 2,011,500 shares of the Company's Common Stock which the Company later canceled on December 29, 2021.

14. Commitments

a) Effective January 1, 2022, as stipulated in each of their respective executive consulting agreements the CEO's monthly fee is $31,00 (C$40,000) and for the CFO $7,760 (C$10,000). The future minimum commitment under these consulting agreements, is as follows:

For the six-month period ending December 31, 2022	$232,800

b) The Company has agreed to lease its office premises from Haute on a month-to-month basis, at the monthly rate of $6,208 (C$8,000). The Company is responsible for all expenses and outlays in connection with its occupancy of the leased premises, including, but not limited to utilities, realty taxes and maintenance.

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
June 30, 2022 and 2021
(Expressed in United States Dollars)
(unaudited)

14. Commitments, (continued)

c) Effective February 3, 2021, upon the successful completion of a Nasdaq listing, the Company has committed a payment of $300,000 to a consulting firm providing advisory and consulting services.

d) On November 5, 2021, the Company committed to the design and construction of its Hamilton, Ontario, Canada facility, including architectural and general consulting fees in the amount of $7,081,628 ($9,125,809).

e) The Company was assigned the land lease on the purchase of certain assets of Astoria Organic Matters Ltd., and Astoria Organic Matters Canada LP. The land lease, which comprises 13.88 acres in Roslin, Ontario, Canada, has a term expiring March 31, 2034. The basic monthly rent on the net lease is $2,328 (C$3,000) and is subject to adjustment based on the consumer price index as published by Statistics Canada ("CPI"). To date, no adjustment for CPI has been charged. The Company is also responsible for any property taxes, maintenance, insurance and utilities. In addition, the Company has the right to extend the lease for five further terms of five years each and one further term of five years less one day. As the Company acquired the business of 1684567, the previous landlord, in 2019, there are no future commitments for this lease.

The Company is responsible through a special provision of the site plan agreement with the City of Belleville (the "City"), Ontario, Canada, that it is required to fund road maintenance required by the City through to September 30, 2025 at an annual rate of $7,760 (C$10,000). The future minimum commitment is as follows:

For the six-month period ending December 31, 2022	$7,760
For the year ending December 31, 2023	7,760
For the year ending December 31, 2024	7,760
For the year ending December 31, 2025	7,760
$31,040

g) PACE has provided the Company a letter of credit in favor of the MECP in the amount of $214,821 (C$276,831) and, as security, has registered a charge of lease over the premises, located at 704 Phillipston Road, Roslin, Ontario, Canada. The Company is required to provide for environmental remediation and clean-up costs for its organic waste processing and composting facility.

The letter of credit is a requirement of the MECP and is in connection with the financial assurance provided by the Company for it to be in compliance with the MECPs environmental objectives. The MECP regularly evaluates the Company's organic waste processing and composting facility to ensure compliance is adhered to and the letter of credit is subject to change by the MECP. As a result of audits conducted by the MECP in December of 2020, the Company has accrued estimated and actual costs for corrective measures as a result of the MECP's audits totaling $372,097 (C$479,506) (December 31, 2021-$334,498; C$424,059).

As at June 30, 2022, the MECP has not drawn on the letter of credit. The Company has been in discussions with its Canadian Chartered bank to obtain a new letter of credit for the new financial assurance with the MECP in the amount of $494,806 (C$637,637).

15. Other (Loss) Income

	June 30, 2022	June 30, 2021
(a) Gain on forgiveness of convertible promissory notes	$-	$359,460
(b) Gain on disposal of long-lived assets	-	45,349
(c) Loss on revaluation of convertible promissory notes	(5,784,471)	(188,953)
(d) Gain on extinguishment of convertible promissory notes	4,274,820
	$(1,509,651)	$215,856

(a) During the prior six-month period ended June 30, 2021, the settlement of the March 2019 Investor Notes resulted in a forgiveness of $135,641, including accrued interest and related costs and on the settlement of the May 2019 Investor Note, the July 2019 Investor Note and the October 2019 Investor Note, $223,819, including accrued and related costs.

(b) During the prior six-month period ended June 30, 2021, the Company disposed of certain long-lived assets for proceeds of $47,394 (C$60,000) and realized a gain on disposal of $45,349.

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
June 30, 2022 and 2021
(Expressed in United States Dollars)
(unaudited)

15. Other (Loss) Income, (continued)

(c) Loss on revaluation of convertible promissory notes. Refer to note 10, convertible promissory notes.

(d) Gain on extinguishment of convertible promissory notes. Refer to note 10, convertible promissory notes.

16. Economic Dependence

The Company generated 78% and 71% of its revenue from two customers, during the three and six-month periods ended June 30, 2022 (2021-70% from three customers and 83% from four customers) respectively.

17. Legal Proceedings

From time to time, the Company may become involved in litigation relating to claims arising from the ordinary course of business. Management believes that there are currently no claims or actions pending against us, the ultimate disposition of which would have a material adverse effect on our results of operations, financial condition or cash flows.

The Company has a claim against it for unpaid legal fees in the amount $50,627 (C$65,241). The amount is included in accounts payable on the Company's interim condensed consolidated balance sheets.

18. Subsequent Events

The Company's management has evaluated subsequent events up to the date the interim condensed consolidated financial statements were issued, pursuant to the requirements of ASC 855 and has determined the following to be material subsequent events:

(a) On July 6, 2022, Alchemy Advisors LLC, provided the Company with a revised and amended consulting agreement for financial and business consulting services, extending the term of its first consulting agreement dated October 27, 2021 from April 27, 2022 to August 15, 2022 and shortening the term of its second consulting agreement dated March 3, 2022 from September 3, 2022 to August 15, 2022. In exchange Alchemy received 50,000 common share of the Company which were issued on July 11, 2022 valued at the closing trading price.

(b) On July 11, 2022, the Company issued 100,000 shares in total to the March 2022 Investors in compensation for the revisions to the March 2022 Investor Notes.

(c) On July 13, 2022, the Company signed a settlement agreement and release for the services of a party for an underwritten offering dated March 23, 2022 and amended May 23, 2022. In exchange, the Company will make a payment in cash in the amount of $250,000, as a settlement payment within five business days of the closing date of the Company’s receipt of a cumulative aggregate of $2,000,000 or more of gross proceeds from the sale of any equity securities, equity-linked securities or debt securities completed after this date.

(d) On July 20, 2022, the Company signed a consulting contract with a consultant to provide general business advice and consulting for a period to December 31, 2022. As compensation, the Company issued 3,000,000 common shares on July 28, 2022, at the closing trading price on July 20, 2022.

(e) On August 16, 2022, the Company was informed of a notice of default from the investor of the October 29, 2021 Investor Note, the March 3, 2022 Investor Note and the March 7, 2022 Investor Note. The notice of default allows for a cure period of 5 trading days. The Company is in discussions with the investor to cure the notice of default.

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

Growth and percentage comparisons made herein generally refer to the three and six-month periods ended June 30, 2022 compared with the three and six-month periods ended June 30, 2021 unless otherwise noted. Unless otherwise indicated or unless the context otherwise requires, all references in this document to "we, "us, "our," the "Company," and similar expressions refer to SusGlobal Energy Corp., and depending on the context, its subsidiaries.

SPECIAL NOTICE ABOUT GOING CONCERN AUDIT OPINION

OUR AUDITOR ISSUED AN OPINION EXPRESSING SUBSTANTIAL DOUBT AS TO OUR ABILITY TO CONTINUE IN BUSINESS AS A GOING CONCERN FOR THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020. YOU SHOULD READ THIS QUARTERLY REPORT ON FORM 10-Q WITH THE "GOING CONCERN" ISSUES IN MIND.

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

On December 11, 2018, the Company began trading on the OTCQB venture market, under the ticker symbol SNRG.

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

The Coronavirus Outbreak ("COVID-19") May Adversely Affect Our Business Operations and Financial Condition

In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic which has resulted in substantial global economic disruption and uncertainty. In response to the COVID-19 pandemic, the measures implemented by various authorities have caused us to change the Company's business practices, including those related to where employees work, the distance between employees in the Company's facilities, limitations on in-person meetings between employees and with customers, suppliers, service providers and stakeholders, as well as restrictions on business travel to domestic and international locations.

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

Financings

(a) Securities Purchase Agreements

On June 23, 2022, the Company and the June 2021 Investor executed one convertible promissory note (the “June 2022 Investor Note”) in the amount of $1,200,000, bearing interest at 10% and having an OID of 10%. The maturity date of the June 2022 Investor Note is the earlier of December 23, 2022 and the date of the Company’s uplist to a national securities exchange. The proceeds from the June 2022 Investor Note were used to repay this investor’s June 2021 Investor Note and their December 2021 Investor Note which matured June 2, 2022 and June 16, 2022 respectively. The net proceeds, after repaying the December 2021 Investor Note and the June 2021 Investor Note and related disbursements totaled approximately $204,000. The net proceeds were received on June 28, 2022. In addition, the Company issued 1,333,333 common shares to the June 2022 Investor on June 29, 2022. which were included in the determination of the gain on extinguishment and recognized at fair value. The restructuring was accounted for as extinguishments as it was renegotiated after maturity. The Company recognized a revaluation loss of $2,391,570 during the six-month period ended June 30, 2022 and a related gain on extinguishment of $1,713,165, resulting in a net fair value loss of $678,405 on the interim condensed consolidated statements of operations and comprehensive loss under other (expense) income.

The June 2022 Investor may convert the principal amount and any accrued but unpaid interest into the Company's common stock from time to time following an event of default ('Event of Default"), as defined in the June 2022 Investor Note, with interest accruing at the default interest rate of 15% per annum from the Event of Default, at a conversion price (the "Conversion Price") equal to the lesser of 90% (representing a 10% discount) multiplied by the price per share of the Common Stock at the public offering associated with the Event of Default.

The Company initially reserved 8,000,000 of its authorized and unissued Common Stock (the "June 2022 Reserved Amount"), free from pre-emptive rights, to provide for the issuance of Common Stock upon the full conversion of the June 2022 Investor Note.

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

On May 11, 2022, the holder of the March 3, 2022 investor note, provided an amendment for an optional conversion of his investor note. The conversion price was amended to be the lower of (1) the product of the Liquidity Event price multiplied by the discount of 35% (previously 30%) or (2) the greater of (i) the product of the closing price per share of the Company's Common Stock as reported by the applicable trading market on the trading day immediately prior to the conversion date multiplied by the discount (35%) or (ii) $1.70 multiplied by the discount (35%), provided that in the event of a conversion, of this investor note, at a time that a Liquidity Event shall not have previously occurred and be continuing, the conversion price for such conversion shall be as provided in (2)(i) above.

On May 13, 2022, the holder of the March 7, 2022 investor note, provided an amendment for an optional conversion of his investor note. The conversion price was amended to be the lower of (1) the product of the Liquidity Event price multiplied by the discount of 35% (previously 30%) or (2) the greater of (i) the product of the closing price per share of the Company's Common Stock as reported by the applicable trading market on the trading day immediately prior to the conversion date multiplied by the discount (35%) or (ii) $1.70 multiplied by the discount (35%), provided that in the event of a conversion, of this investor note, at a time that a Liquidity Event shall not have previously occurred and be continuing, the conversion price for such conversion shall be as provided in (2)(i) above.

Further, on June 29, 2022, the March 2022 Investors revised their March 2022 Investor Notes, to extend the maturity date to August 15, 2022 and increase the principal amount of each of the March 2022 Investor Notes by twenty percent (20%). In addition, the Company agreed to issue 100,000 common shares to the March 2022 Investor. These restricted shares of the Company's common stock will survive a reverse stock split prior to listing. The common shares recorded as shares to be issued for the period ended June 30, 2022, and were subsequently issued on July 11, 2022. The restructurings were accounted for as extinguishments as they were renegotiated after maturity. The Company recognized revaluation losses on these notes of $2,379,273 during the six-month period ended June 30, 2022 and a related gain on extinguishment of $1,532,583, resulting in a net fair value loss of $846,690 on the interim condensed consolidated statements of operations and comprehensive loss under other (expense) income.

On August 16, 2022, the Company was informed of a notice of default from March 2022 Investors for the March 2022 Investor Notes. The notice of default allows for a cure period of 5 trading days. The Company is in discussions with the investor to cure the notice of default.

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

As noted above under the June 2022 Investor Note, on June 23, 2022, this December 2021 Investor Note and the June 2021 Investor Note were fully repaid with accrued interest from a portion of the proceeds on the issuance of the June 2022 Investor Note in the principal amount of $1,200,000. The extinguishment is discussed above under the June 2022 Investor Note.

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

During the six months ended June 30, 2022, the Company recognized revaluation gains of $135,083.

The Company initially reserved 1,585,000 of its authorized and unissued Common Stock (the "October 2021 Reserved Amount"), free from pre-emptive rights, to be issued upon conversion of the October 2021 Investor Notes.

On May 11, 2022, the holder of the October 29, 2021 investor note provided an amendment for an optional conversion of his investor note. The conversion price was amended to be the lower of (1) the product of the Liquidity Event price multiplied by the discount of 35% (previously 30%) or (2) the greater of (i) the product of the closing price per share of the Company's Common Stock as reported by the applicable trading market on the trading day immediately prior to the conversion date multiplied by the discount (35%) or (ii) $1.70 multiplied by the discount (35%), provided that in the event of a conversion, of this investor note, at a time that a Liquidity Event shall not have previously occurred and be continuing, the conversion price for such conversion shall be as provided in (2)(i) above.

On August 16, 2022, the Company was informed of a notice of default from the investor of the October 29, 2021 Investor Note. The notice of default allows for a cure period of 5 trading days. The Company is in discussions with the investor to cure the notice of default.

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

On May 5, 2022, the August 2021 Investor settled the balance of his August 2021 Investor Note for 141,878 common shares of the Company. The settlement was accounted for as an extinguishment because it was settled through the issuance of shares, which were recognized at their fair value in the determination of the extinguishment gain. The Company recognized a revaluation loss of $1,615 during the six-month period ended June 30, 2022 and a related gain on extinguishment of $18,311, resulting in a net fair value gain of $16,696 on the interim condensed consolidated statements of operations and comprehensive loss under other (expense) income.

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

On June 23, 2022, the Company and the June 2021 Investor executed one convertible promissory note (the “June 2022 Investor Note”) in the amount of $1,200,000, bearing interest at 10% and having an OID of 10%. The maturity date of the June 2022 Investor Note is the earlier of December 23, 2022 and the date of the Company’s uplist to a national securities exchange. The proceeds from the June 2022 Investor Note were used to repay this investor’s June 2021 Investor Note and their December 2021 Investor Note which matured June 2, 2022 and June 16, 2022 respectively. The net proceeds, after repaying the December 2021 Investor Note and the June 2021 Investor Note and related disbursements totaled approximately $204,000. The net proceeds were received on June 28, 2022. In addition, the Company issued 1,333,333 common shares to the June 2022 Investor on June 29, 2022, which were included in the determination of the gain on extinguishment and recognized at fair value. The extinguishment is discussed above under the June 2022 Investor Note.

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

Contemporaneously with the forgiveness of the remaining balance of the March 2021 Investor Note, the March 2021 Investor subscribed for 1,000,000 common shares of the Company that have a 6-month trading restriction for cash proceeds of $300,000.

These transactions have been accounted for as a single transaction, that together resulted in the extinguishment of the March 2021 Investor Note. The shares issued as described above have been recognized at their respective fair values. The Company recognized a revaluation loss of $1,138,308 during the six-month period ended June 30, 2022 and a related gain on extinguishment of $1,010,761, resulting in a net fair value loss of $127,547 on the interim condensed consolidated statements of operations and comprehensive loss under other (expense) income.

The Company initially reserved 5,000,000 of its authorized and unissued Common Stock (the "March 2021 Reserved Amount"), free from pre-emptive rights, to provide for the issuance of Common Stock upon the full conversion of the March 2021 Investor Note.

For the three and six-month periods ended June 30, 2022, the Company issued nil and 3,975,211 common shares respectively, on the issuance of debt on extinguishment of existing debt, having a fair value of $1,591,245 and $1,591,245 respectively. And, for the three and six-month periods ended June 30, 2022, the Company issued nil and 2,000,000 common shares respectively on the conversion of a promissory note at a conversion price of $0.20 per share. For the three and six-month period ended June 30, 2021, the Company issued nil and 3,175,124 common shares respectively, on the conversion of convertible promissory notes, in the amount of $713,716, including accrued interest and related costs of $32,716. The share conversion prices ranged from $0.156 to $0.26 per share (on the 2019 convertible promissory notes).

For the three and six-month period ended June 30, 2022, the Company incurred interest of $nil and $nil (2021-$28,963 and $43,719 on the 2019 convertible promissory notes).

Refer also to going concern, note 2 to the interim condensed consolidated financial statements.

(b) Alterna Savings and Credit Union Limited (formerly, (Pace Savings & Credit Union Limited ("PACE"))

On November 15, 2021 and March 15, 2022, the Company paid all arrears owing to PACE on each date and PACE agreed to allow the Company to continue payments to the end of the terms of each obligation, September 2022. Management continues discussions with equity investors and with PACE to re-finance its remaining obligations to PACE and repay other creditors. In addition, the existing letter of credit, in the amount of $214,821 (C$276,831) was renewed by PACE to the termination of the Company's obligations to PACE, September 2022. The Company has been in discussions with its Canadian Chartered bank to obtain a new letter of credit for the new financial assurance with the Ministry of the Environment, Conservation and Parks (the "MECP") in the amount of $494,806 (C$637,637). At June 30, 2022, the Company is in arrears three payments for each of its obligations to PACE.

Refer also to going concern, note 2. And, refer also to subsequent events in the notes to the interim condensed consolidated financial statements for the three and six-month periods ended June 30, 2022.

The remaining PACE long-term debt was initially payable as noted below:

(a) The credit facility bears interest at the PACE base rate of 8.25% plus 1.25% per annum, currently 9.5%, is payable in monthly blended installments of principal and interest of $6,801 (C$8,764) and matures on September 2, 2022. The first and only advance on the credit facility on February 2, 2017, in the amount of $1,241,600 (C$1,600,000), is secured by a business loan general security agreement, a $1,241,600 (C$1,600,000) personal guarantee from the CEO and a charge against the Haute leased premises. Also pledged as security are the shares of the wholly-owned subsidiaries, and a limited recourse guarantee against each of these parties. On April 3, 2020, the pledged shares were delivered by PACE and are currently held as security for the personal guarantee from the CEO and charge against the Haute leased premises. The credit facility is fully open for prepayment at any time without notice or bonus.

(b) The credit facility advanced on June 15, 2017, in the amount of $465,600 (C$600,000), bears interest at the PACE base of 8.25% plus 1.25% per annum, currently 9.5%, is payable in monthly blended installments of principal and interest of $3,803 (C$4,901), and matures on September 2, 2022. The credit facility is secured by a variable rate business loan agreement on the same terms, conditions and security as noted above.

(c) The corporate term loan advanced on September 13, 2017, in the amount of $2,889,938 (C$3,724,147), bears interest at PACE base rate of 8.25% plus 1.25% per annum, currently 9.5%, is payable in monthly blended installments of principal and interest of $23,056 (C$29,711), and matures September 13, 2022. The corporate term loan is secured by a business loan general security agreement representing a floating charge over the assets and undertakings of the Company, a first priority charge under a registered debenture and a lien registered under the Personal Property Security Act in the amount of $3,104,759 (C$4,000,978) against the assets including inventory, accounts receivable and equipment. The corporate term loan also included an assignment of existing contracts included in the asset purchase agreement.

For the three and six-month periods ended June 30, 2022, $78,904 (C$100,699) and $154,429 (C$196,324) (2021-$81,163; C$99,651 and $158,428; C$197,457) respectively, in interest was incurred on the PACE long-term debt. As at June 30, 2022 $95,286 (C$122,791) (December 31, 2021-$95,286; C$122,791) in accrued interest is included in accrued liabilities in the interim condensed consolidated balance sheets.

(c) Other Financings

On April 21, 2022, the Company received proceeds from an employee of $28,000 on a private placement for 70,708 common shares of the Company, at a price of $0.396 per share.

On May 5 and 6, 2022, the Company received proceeds of $700,000, on two private placements for 2,333,333 common shares of the Company, at a price of $0.30 per share.

(i) The Company obtained a 1st mortgage provided by private lenders to finance the acquisition of the shares of 1684567 and to provide funds for additional financing needs, including additional lands, received in four tranches totaling $4,035,200 (C$5,200,000) (December 31, 2021-$4,101,760; C$5,200,000). The fourth tranche was received on August 13, 2021 in the amount of $1,474,400 (C$1,900,000) and a portion of this fourth tranche, $1,438,652 (C$1,853,933), was used to fund a portion of the purchase of the Hamilton Property, described under long-lived assets, net (note 6). The 1st mortgage is repayable interest only on a monthly basis at an annual rate of the higher of the Royal Bank of Canada's prime rate plus 6.05% per annum (currently 9.75%) and 10% per annum with a maturity date of September 1, 2022. The 1st mortgage payable is secured by the shares held of 1684567, a 1st mortgage on the premises located at 704 Phillipston Road, Roslin, Ontario, Canada and a general assignment of rents.

Financing fees on the 1st mortgage totaled $313,053 (C$403,419). As at June 30, 2022, $33,166 (C$42,740) (December 31, 2021-$33,713; C$42,740) of accrued interest is included in accrued liabilities in the interim condensed consolidated balance sheets. In addition, as at June 30, 2022, there is $23,062 (C$29,720) (December 31, 2021-$90,794; C$115,104) of unamortized financing fees included in long-term debt and $33,166 (C$42,740) (December 31, 2021-$33,713; C$42,740) of accrued interest in accrued liabilities in the interim condensed consolidated balance sheets.

(ii) On August 17, 2021, the Company obtained a vendor take-back 1st mortgage in the amount of $1,552,000 (C$2,000,000), on the purchase of the Hamilton Property, described under long-lived assets, net (note 6). The 1st mortgage bears interest at an annual rate of 2% per annum, repayable monthly interest only with a maturity date of August 17, 2023, secured by the assets on the Hamilton Property.

For the three and six-month periods ended June 30, 2022, $111,853 (C$141,622) and $220,256 (C$280,010) (2021-$53,892; C$65,948 and $116,422; C$145,110) respectively, in interest was incurred on the 1st mortgages payable.

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

The Company has received a total of $77,600 (C$100,000) under this program, from its Canadian chartered bank.

Under the initial term date of the loans, which is detailed in the CEBA term loan agreements, the amount is due on December 31, 2022 and is interest-free. If the loans are not repaid by December 31, 2022, the Company can make payments, interest only, on a monthly basis at an annual rate of 5%, under the extended term date, beginning January 1, 2023, maturing December 31, 2025.

The CEBA term loan agreements were amended by extending the interest free repayment date by one year to December 31, 2023. If paid by December 31, 2023, 33.33% ($25,866; C$33,333), previously 25%, of the loans would be forgiven. Repayment terms on the extended period are unchanged.

The CEBA term loan agreements contain a number of positive and negative covenants, for which the Company is not in full compliance.

(iv) On April 8, 2021, the Company took delivery of a truck and hauling trailer for a total purchase price of $169,430 (C$218,338) plus applicable harmonized sales taxes. The purchase was financed by a bank term loan of $155,200 (C$200,000), over a forty-eight-month term, bearing interest at 4.95% per annum with monthly blended instalments of principal and interest payments of $3,803 (C$4,901) due April 7, 2025.

(d) Financings Related to Obligations Under Capital Lease

There were no new capital leases entered into by the Company during the three and six-month periods ended June 30, 2022.The original terms of the obligations under capital lease are noted below under paragraphs (i) and (ii).

(i) The lease agreement for certain equipment for the Company's organic composting facility at a cost of $192,021 (C$247,450 ), is payable in monthly blended installments of principal and interest of $3,972 (C$5,118), plus applicable harmonized sales taxes for a period of forty-six months plus the first two monthly blended installments of $7,760 (C$10,000) plus applicable harmonized sales taxes and an option to purchase the equipment for a final payment of $ 19,152 (C$24,680) plus applicable harmonized sales taxes on February 27, 2022. The leasing agreement bears interest at the rate of 6.15% annually, compounded monthly, due January 27, 2022. The final payment was made on June 7, 2022.

(ii) The lease agreement for certain equipment for the Company's organic waste processing and composting facility at a cost of $302,368 (C$389,650), is payable in monthly blended installments of principal and interest of $5,317 (C$6,852), plus applicable harmonized sales taxes for a period of fifty-nine months plus an initial deposit of $15,093 (C$19,450) plus applicable harmonized sales taxes and an option to purchase the equipment for a final payment of a nominal amount of $78 (C$100) plus applicable harmonized sales taxes on February 27, 2025. The leasing agreement bears interest at the rate of 3.59% annually, compounded monthly, due February 27, 2025.

For the three and six-month periods ended June 30, 2022, $478 (C$617) and $2,238 (C$2,846) (2021-$3,601; C$4,409 and $7,694; C$9,590) respectively, in interest was incurred. As at June 30, 2022 $46 (C$60) (December 31, 2021- $800; C$999) in accrued interest is included in accrued liabilities in the interim condensed consolidated balance sheets.

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

Waste Transfer Station— Access to the waste transfer station is critical to haulers who collect waste in areas not in close proximity to disposal facilities where such disposal continues to be permitted. Tipping fees charged to third parties at waste transfer stations are usually based on the type and volume or weight of the waste deposited at the waste transfer station, the distance to the disposal site, market rates for disposal costs and other general market factors.

Organic Composting Facility— As noted above, the Company's organic waste processing and composting facility, located in Belleville, Ontario Canada, has ECAs in place to accept up to 70,000 MT of waste annually and is currently in operation. Certain assets of the organic waste processing and composting facility, including the ECAs for the waste transfer station (not yet built), were acquired by the Company on September 15, 2017, from the Receiver for Astoria, under the APA. The Company charges tipping fees for the waste accepted at the organic waste composting facility based on arrangements in place with the customers and the type of waste accepted. Typical waste accepted includes, leaf and yard, biosolids, food, liquid, paper sludge and source separated organics. During six-month period ended June 30, 2022, tipping fees ranged from $55 (C$69) to $118 (C$150) per MT.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2022, the Company had a bank balance of $278 (December 31, 2021-$36,033) and current debt obligations and other current liabilities in the amount of $17,760,069 (December 31, 2021-$13,944,507). As at June 30, 2022, the Company had a working capital deficit of $17,084,363 (December 31, 2021-$13,651,619). The Company does not currently have sufficient funds to satisfy the current debt obligations.

On November 15, 2021 and March 15, 2022, the Company paid all arrears owing to PACE on each date and PACE agreed to allow the Company to continue payments to the end of the terms of each obligation, September 2022. Management continues discussions with equity investors and with PACE to re-finance its remaining obligations to PACE and repay other creditors. In addition, the existing letter of credit, in the amount of $214,821 (C$276,831) was renewed by PACE to the termination of the Company's obligations to PACE, September 2022. The Company has been in discussions with its Canadian Chartered bank to obtain a new letter of credit for the new financial assurance with the Ministry of the Environment, Conservation and Parks (the "MECP") in the amount of $494,806 (C$637,637). At June 30, 2022, the Company is in arrears three payments for each of its obligations to PACE.

On April 3, 2020, the shares previously pledged as security to PACE, were released and are currently held as security for the personal guarantee from the CEO and charge against the Haute leased premises.

The Company's total assets as at June 30, 2022 were $10,458,791 (December 31, 2021-$8,571,721) and total current liabilities were $17,760,069 (December 31, 2021-$13,944,507). Significant losses from operations have been incurred since inception and there is an accumulated deficit of $23,426,544 as at June 30, 2022 (December 31, 2021 -$18,334,649). Continuation as a going concern is dependent upon generating significant new revenue and generating external capital and securing debt to satisfy its creditors' demands and to achieve profitable operations while maintaining current fixed expense levels. The Company is also anticipating a successful underwritten offering in connection with its filed registration statement although there can be no assurance that the underwritten offering will be completed.

To pay current liabilities and to fund any future operations, the Company requires significant new funds, which the Company may not be able to obtain. In addition to the funds required to liquidate the $18,809,404 in current debt obligations and other current liabilities, the Company estimates that approximately $13,000,000 must be raised to fund capital requirements and general corporate expenses for the next 12 months.

In the normal course of business, we are exposed to market risks, including changes in interest rates, certain commodity prices and Canadian currency rates. The Company does not use derivatives to manage these risks.

As at June 30, 2022, the current and long-term portions of our debt obligations totaled $19,562,763 (December 31, 2021-$13,537,341).

In addition, as at June 30, 2022, the Company had an outstanding letter of credit provided by PACE, in the amount of $214,821 (C$276,831), in favor of the MECP. The letter of credit is a requirement of the MECP and is in connection with the financial assurance provided by the Company, for it to be in compliance with the MECPs environmental objectives. The MECP regularly evaluates the Company's organic waste processing and composting facility to ensure compliance is adhered to and the letter of credit is subject to change by the MECP. The Company is in the process of obtaining a new letter of credit with its Canadian Chartered bank for the new financial assurance with the MECP in the amount of $494,806 (C$637,637).

CONSOLIDATED RESULTS OF OPERATIONS - FOR THE THREE-MONTH PERIOD ENDED JUNE 30, 2022 COMPARED TO THE THREE-MONTH PERIOD ENDED JUNE 30, 2021

	For the three-month periods ended
	June 30, 2022	June 30, 2021

Revenue	$110,143	$212,632

Cost of Sales
Opening inventory	16,806	45,923
Depreciation	115,262	135,539
Direct wages and benefits	53,408	65,390
Equipment rental, delivery, fuel and repairs and maintenance	(59,035)	69,280
Utilities	4,358	(10,845)
Outside contractors	915	21,372
	131,714	326,659
Less: closing inventory	(19,555)	(35,983)
Total cost of sales	112,159	290,676

Gross (loss)	(2,016)	(78,044)

Operating expenses
Management compensation-stock-based compensation	60,113	54,259
Management compensation-fees	117,266	92,875
Marketing	627,721	82,747
Professional fees	360,433	98,344
Interest expense	189,708	168,986
Office and administration	131,239	29,620
Rent and occupancy	65,666	36,580
Insurance	34,599	16,385
Filing fees	7,368	17,188
Amortization of financing costs	33,632	11,753
Directors' compensation	14,689	12,672
Stock-based compensation	166,275	28,209
Repairs and maintenance	(13,488)	(5,402)
Foreign exchange loss (income)	217,929	(7,321)
Total operating expenses	2,013,150	636,895

Net Loss Before Other (Loss) Income	(2,015,166)	(714,939)
Other (Loss) Income	(213,503)	(107,756)
Net Loss	$(2,228,669)	$(822,695)

During the three-month period ended June 30, 2022, the Company generated $110,143 of revenue from its organic waste processing and composting facility and its garbage collection operations compared to $212,632 in the three-month period ended June 30, 2021. The reduction in revenue is primarily due to changes in the customer base including an expiring contract from September 2021 and a reduction of garbage collection revenue as the Company substantially reduced its garbage collection services at the end of February 2022. The majority of the revenue from the organic waste processing and composting facility relates to revenue from tipping fees charged for organic and other waste accepted and a lesser portion relating to the sale of compost processed.

In the operation of the organic waste processing and composting facility, the Company processes organic and other waste received and produces the end product, compost. The cost of producing the compost totaled $112,159 for the three-month period ended June 30, 2022 compared to $290,676 for the three-month period ended June 30, 2021. These costs include equipment rental, delivery, fuel, repairs and maintenance, direct wages and benefits, depreciation, utilities and outside contractors. The significant reduction in costs are the results of a lower estimate for the clean-up of certain waste as ordered by the MECP. For the Company's utility charges, although the usage was minimal in the current period, in the prior period, the Company was able to benefit from certain reductions provided by the utility company. In addition, the use of outside contractors reduced significantly as a result of the Company substantially reducing its garbage collection services and having no need for the services of its outside contractor, by the end of February.

Operating expenses increased by $1,376,255 from $636,895 in the three-month period ended June 30, 2021 to $2,015,166 in the three-month period ended June 30, 2022, explained further below.

Management compensation related to stock-based compensation increased by $5,854, in the three-month period ended June 30, 2022 compared to the three-month period ended June 30, 2021, as a result of the new common stock issued to the officers as stipulated in their executive consulting contracts, effective January 1, 2022. The total stock-based compensation valued at $240,450, based on the trading price of the shares on the effective date is being expensed over the year. And, the management compensation relating to fees increased by $24,391, from $92,875 in the three-month period ended June 30, 2021 to $117,266 in the three-month period ended June 30, 2022, the result of increased monthly fees, effective January 1, 2022.

Marketing expenses increased by $544,974, from $82,747 in the three-month period ended June 30, 2021 to $627,721 for the three-month period ended June 30, 2022, primarily the result of a new marketing campaign which commenced in Q3 of 2021.

Professional fees increased by $262,089, from $98,344 in the three-month period ended June 30, 2021 to $360,433 in the three-month period ended June 30, 2022. primarily due to increased estimated costs for the 2022 audit, review and tax related services. In addition, the Company engaged the services of a chartered professional accounting firm to assist management with various documentation and reporting matters. In addition, the Company incurred additional professional fees in connection with its S-1/A registration statement.

Interest expense increased by $20,722 from $168,986 in the three-month period ended June 30, 2021 to $189,708 in the three-month period ended June 30, 2022. This increase was primarily due to the increased 1st mortgage for the Company's waste processing and organic composting facility in the amount of $1,474,4000 (C$1,900,000), received in Q3 of 2021 and increases in the Company's borrowing rates which are impacted by changes in the prime rate of interest.

Office and administration expenses increased by $101,619, from $29,620 in the three-month period ended June 30, 2021 to $131,239 in the three-month period ended June 30, 2022. The increase included additional expenses incurred for the new facility under construction in Hamilton, Ontario, Canada, including security of $10,288 and other expenses including website maintenance and improvements of $16,014, increased penalties and interest of $7,727, a request for payment in the amount of $29,490 from one of the Company's past garbage collection customers resulting from contract termination and the absence of a $30,000 IRS administrative credit.

Rent and occupancy increased by $29,086, from $36,580 in the three-month period ended June 30, 2021 to $65,666 in the three-month period ended June 30, 2022, primarily due to an increase in the monthly rent for the Company's Toronto, Ontario, Canada office and increased realty taxes for the Company's new facility under construction in Hamilton, Ontario, Canada.

Insurance increased by $18,214, from $16,385 in the three-month period ended June 30, 2021 to $34,599 in the three-month period ended June 30, 2022, primarily due to the new insurance on the Company's new facility under construction in Hamilton, Ontario, Canada.

Filing fees decreased by $9,820, from $17,188 in the three-month period ended June 30, 2021 to $7,368 in the three-month period ended June 30, 2022, primarily due to the absence of investor relations activities.

The amortization of financing costs increased by $21,879, from $11,753 in the three-month period ended June 30, 2021 to $33,632 in the three-month period ended June 30, 2022, due to the additional financing fees incurred on the increased 1st mortgage, received in Q3 of 2021.

Directors' compensation increased nominally from $12,672 in the three-month period ended June 30, 2021 to $14,689 in the three-month period ended June 30, 2022, due to the current full complement of independent directors.

Stock-based compensation increased by $122,439, from $28,209 in the three-month period ended June 30, 2021 to $166,275 in the three-month period ended June 30, 2022, as a result of significant new consulting services provided by several new service providers in the current period.

Repairs and maintenance decreased by $10,860, from a credit of $(5,402) in the three-month period ended June 30, 2021 to a credit of $13,488 in the three-month period ended June 30, 2022, due to the absence necessary repairs at the Company's waste processing and organic composting facility and a credit on certain roofing repairs for the Company's Toronto, Ontario, Canada office.

The foreign exchange loss increased by $225,250, from income of $7,321 in the three-month period ended June 30, 2021 to an expense of $217,929 in the three-month period ended June 30, 2022, due primarily to the translation of significant United States dollar denominated transactions and balances during the period including the convertible promissory notes compared to the prior period.

During the current three-month period ended June 30, 2022, the Company recorded a net expense for the revaluation and gain on extinguishment of its convertible promissory notes in the amount of $213,503 compared to $107,756 in the prior period ended June 30, 2021.

CONSOLIDATED RESULTS OF OPERATIONS - FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 2022 COMPARED TO THE SIX-MONTH PERIOD ENDED JUNE 30, 2021

	For the six-month periods ended
	June 30, 2022	June 30, 2021

Revenue	$254,613	$405,292

Cost of Sales
Opening inventory	20,582	24,740
Depreciation	231,465	272,099
Direct wages and benefits	105,496	136,449
Equipment rental, delivery, fuel and repairs and maintenance	111,153	175,173
Utilities	43,170	7,418
Outside contractors	25,483	21,372
	537,349	637,251
Less: closing inventory	(19,555)	(35,983)
Total cost of sales	517,794	601,268

Gross (loss)	(263,181)	(195,976)

Operating expenses
Management compensation-stock-based compensation	120,226	108,518
Management compensation-fees	235,735	182,924
Marketing	1,004,209	128,474
Professional fees	622,085	167,746
Interest expense	380,951	332,860
Office and administration	191,816	104,835
Rent and occupancy	116,591	68,919
Insurance	63,437	31,387
Filing fees	61,543	36,147
Amortization of financing costs	67,164	25,331
Directors' compensation	29,498	23,336
Stock-based compensation	296,787	36,282
Repairs and maintenance	(11,159)	7,787
Foreign exchange loss (income)	140,180	(19,439)
Total operating expenses	3,319,063	1,235,107

Net Loss Before Other (Loss) Income	(3,582,244)	(1,431,083)
Other (Loss) Income	(1,509,651)	215,856
Net Loss	$(5,091,895)	$(1,215,227)

During the six-month period ended June 30, 2022, the Company generated $254,613 of revenue from its organic waste processing and composting facility and its garbage collection operations compared to $405,292 in the six-month period ended June 30, 2021. The reduction in revenue is primarily due to changes in the customer base including an expiring contract from September 2021 and a reduction of garbage collection revenue as the Company substantially reduced garbage collection services at the end of February 2022. The majority of the revenue from the organic waste processing and composting facility relates to revenue from tipping fees charged for organic and other waste accepted and a lesser portion relating to the sale of compost processed.

In the operation of the organic waste processing and composting facility, the Company processes organic and other waste received and produces the end product, compost. The cost of producing the compost totaled $517,794 for the six-month period ended June 30, 2022 compared to $601,268 for the six-month period ended June 30, 2021. These costs include equipment rental, delivery, fuel, repairs and maintenance, direct wages and benefits, depreciation, utilities and outside contractors. The reduction in costs of $83,475 is attributable to reduced depreciation as several of the Company's mobile equipment were fully depreciated in the current period, a reduction in direct labour and benefits from reduced overtime and one less staff member, offset by increased utilities costs as projected credits offered by the hydro utility expired. In addition, the equipment rental, delivery, fuel, repairs and maintenance include an estimate for the clean-up of certain waste as ordered by the MECP. The estimate has been reduced as the Company was able to use the services of a hauler to dispose of the excess waste to a landfill facility at a lower cost than that in the prior period. In addition, fuel costs were lower in the current period as a result of no longer operating its garbage truck and a reduction in the use of its own truck and trailer for hauling waste for the customer whose contract was terminated in September 2021.

Operating expenses increased by $2,083,956 from $1,235,107 in the six-month period ended June 30, 2021 to $3,319,063 in the six-month period ended June 30, 2022, explained further below.

Management compensation related to stock-based compensation increased by $11,708, in the six-month period ended June 30, 2022 compared to the six-month period ended June 30, 2021, as a result of the new common stock issued to the officers as stipulated in their executive consulting contracts, effective January 1, 2022. The total stock-based compensation valued at $240,450, based on the trading price of the shares on the effective date is being expensed over the year. And, the management compensation relating to fees increased by $52,811, from $182,924 in the six-month period ended June 30, 2021 to $235,735 in the six-month period ended June 30, 2022, the result of increased monthly fees, effective January 1, 2022.

Marketing expenses increased by $875,735, from $128,474 in the six-month period ended June 30, 2021 to $1,004,209 for the six-month period ended June 30, 2022, primarily the result of a new marketing campaign which commenced in Q3 of 2021.

Professional fees increased by $454,339, from $167,746 in the six-month period ended June 30, 2021 to $622,085 in the six-month period ended June 30, 2022. primarily due to increased estimated costs for the 2022 audit, review and tax related services. In addition, the Company engaged the services of a chartered professional accounting firm to assist management with various documentation and reporting matters. In addition, the Company incurred additional professional fees in connection with its S-1/A registration statement.

Interest expense increased by $48,091 from $332,860 in the six-month period ended June 30, 2021 to $380,951 in the six-month period ended June 30, 2022. This increase was primarily due to the increased 1st mortgage for the Company's waste processing and organic composting facility in the amount of $1,474,4000 (C$1,900,000), received in Q3 of 2021 and increases in the Company's borrowing rates which are impacted by changes in the prime rate of interest.

Office and administration expenses increased by $86,981, from $104,835 in the six-month period ended June 30, 2021 to $191,816 in the six-month period ended June 30, 2022. The increase included additional expenses incurred for the new facility under construction in Hamilton, Ontario, Canada, including security and other office expenses of $14,760, including website maintenance and improvements of $16,556, increased penalties and interest of 17,135, a request for payment in the amount of $29,490 from one of the Company's past garbage collection customers resulting from contract termination and the absence of a $30,000 IRS administrative credit.

Rent and occupancy increased by $47,672, from $68,919 in the six-month period ended June 30, 2021 to $116,591 in the six-month period ended June 30, 2022, primarily due to an increase in the monthly rent for the Company's Toronto, Ontario, Canada office and increased realty taxes for the Company's new facility under construction in Hamilton, Ontario, Canada.

Insurance increased by $32,050, from $31,387 in the six-month period ended June 30, 2021 to $63,437 in the six-month period ended June 30, 2022, primarily due to the new insurance on the Company's new facility under construction in Hamilton, Ontario, Canada.

Filing fees increased by $25,396, from $36,147 in the six-month period ended June 30, 2021 to $61,543 in the six-month period ended June 30, 2022, primarily due to costs associated with the special meeting of the shareholders on March 24, 2022, administrative costs incurred in the filing of the S-1 (and S-1/A) registration statement and an increase in investor relations activities.

The amortization of financing costs increased by $41,833, from $25,331 in the six-month period ended June 30, 2021 to $67,164 in the six-month period ended June 30, 2022, due to the additional financing fees incurred on the increased 1st mortgage, received in Q3 of 2021.

Directors' compensation increased nominally from $23,336 in the six-month period ended June 30, 2021 to $29,498 in the six-month period ended June 30, 2022, due to the full complement of independent directors in the current period.

Stock-based compensation increased by $260,505, from $36,282 in the six-month period ended June 30, 2021 to $296,787 in the six-month period ended June 30, 2022, as a result of significant new consulting services provided by several new service providers in 2022 and in the current period.

Repairs and maintenance decreased by $18,946, from $7,787 in the six-month period ended June 30, 2021 to a credit of $(11,159) in the six-month period ended June 30, 2022, due to absence of repairs at the Company's waste processing and organic composting facility and a credit on certain roofing repairs in the Company's Toronto, Ontario, Canada office.

The foreign exchange loss increased by $159,619, from income of $19,439 in the six-month period ended June 30, 2021 to an expense of $140,180 in the three-month period ended June 30, 2022, due primarily to the translation of significant United States dollar denominated transactions and balances during the period including the convertible promissory notes, compared to the prior period, during a period of the weakening of the Canadian dollar.

During the current six-month period ended June 30, 2022, the Company recorded a net expense for the revaluation and gain on extinguishment of its convertible promissory notes in the amount of $1,509,651 compared to $188,953 in the prior period ended June 30, 2021. In addition, in the prior period the Company record a gain on forgiveness of convertible promissory notes in the amount of $359,460, relating to convertible promissory notes issued in 2019 and a gain on disposal of long-lived assets in the amount of $45,349.

As at June 30, 2022, the Company had a working capital deficit of $17,084,363 (December 31, 2021-$13,651,619), incurred a net loss of $5,091,895 (March 31, 22021-$392,532) for the six months ended June 30, 2021 and had an accumulated deficit of $23,426,544 (December 31, 2021-$18,334,649) and expects to incur further losses in the development of its business.

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

There were no new accounting pronouncements adopted during the six months ended June 30, 2022.

EQUITY

As at June 30, 2022, the Company had 102,587,799 common shares issued and outstanding. As at August 18, 2022, the Company had 105,737,799 common shares issued and outstanding.

STOCK OPTIONS, WARRANTS AND RESTRICTED STOCK UNITS

The Company has no stock options, warrants or restricted stock units outstanding as at June 30, 2022 and as of the date of this filing.

RELATED PARTY TRANSACTIONS

For the three and six-month periods ended June 30, 2022, the Company incurred $94,008 (C$120,000) and $188,784 (C$240,000) (2021-$73,323; C$90,000 and $144,414; C$180,000) respectively, in management fees expense with Travellers International Inc. ("Travellers"), an Ontario company controlled by a director and the president and chief executive officer (the "CEO"); and $23,503 (C$30,000) and $47,196 (C$60,000) (2021-$19,552; C$24,000 and $38,510; C$48,000) respectively, in management fees expense with the Company's chief financial officer (the "CFO"). As at June 30, 2022, unpaid remuneration and unpaid expenses in the amount of $125,946 (C$162,301) (December 31, 2021-$14,755; C$18,706) is included in accounts payable in the interim condensed consolidated balance sheets.

For the three and six-month periods ended June 30, 2022, the Company incurred $38,296 (C$48,806) and $61,802 (C$78,568) (2021-$24,287; C$29,858 and $45,452; C$56,653) respectively, in rent expense paid under a lease agreement with Haute Inc. ("Haute"), an Ontario company controlled by the CEO.

During the three and six-month periods ended June 30, 2022, Travellers converted a total of $nil (C$) and $nil (C$nil) respectively, (December 31, 2021-$371,001 (C$461,620) of loans provided during the period and $nil (C$) and $nil (C$nil) respectively, (December 31, 2021-$80,323; C$101,700) of accounts payable owing to Travellers for nil common shares (December 31, 2021-1,726,076 common shares).

In addition, during the three and six-month periods ended June 30, 2022, the Company paid the CFO interest of $nil (C$nil) and $502 (C$638) (2021-$nil; C$nil and $nil; C$nil), respectively on loans totaling $29,211 (C$36,000) provided to the Company and repaid during the three-month period ended March 31, 2022.

For those independent directors providing their services throughout 2022, the Company accrued directors' compensation for the three and six-month periods ended June 30, 2022 in the amount of $14,690 (C$18,750) and $29,498 (C$37, 500) respectively, (2021-$12,672; C$16,586 and $23,336; C$29,086) respectively. Also included in directors' compensation for the three-month and six-month periods ended June 30, 2022, is the audit committee chairman's fees, in the amount of $nil (C$) and $nil (C$nil) (2021-$(790); C$(1,000) and $nil; C$nil) respectively. As at June 30, 2022, outstanding directors' compensation of $98,316 (C$126,696) (December 31, 2021-$70,358; C$89,196) is included in accrued liabilities, in the interim condensed consolidated balance sheets.

In addition, during the three and six-month periods ended June 30, 2022, the Company accrued interest of $132 and $132 respectively, on the $40,000 loan provided by an independent director during the three-month period ended June 30, 2022. Refer also to note 12, loan payable to related party.

Pursuant to the terms of the CEO's Consulting Agreement, for his services as the CEO, the compensation is at a rate of $23,280 (C$30,000) per month for twelve (12) months, beginning on the Effective Date, January 1, 2021, and at a rate of $31,040 (C$40,000) per month for twelve (12) months, beginning January 1, 2022. In addition, the Company agreed to grant the CEO 1,000,000 restricted shares of the Company's Common Stock, par value of $0.0001 per share (the "Common Stock") on the Effective Date, and 1,000,000 shares of Common Stock on January 1, 2022. The Company has also agreed to reimburse the CEO for certain out-of-pocket expenses incurred by the CEO.

Pursuant to the terms of the CFO's Consulting Agreement for his services as the CFO, the compensation is at a rate of $6,208 (C$8,000) per month for twelve (12) months, beginning on the Effective Date, January 1, 2021. In addition, the Company agreed to grant the CFO 50,000 restricted shares of the Company's Common Stock, par value of $0.0001 per share (the "Common Stock") on the Effective Date. The Company has also agreed to reimburse the CFO for certain out-of-pocket expenses incurred by the CFO.

Pursuant to the terms of the CFO's Consulting Agreement for his services as the CFO, the compensation is at a rate of $7,760 (C$10,000) per month for twelve (12) months, beginning on the Effective Date, January 1, 2022. In addition, the Company agreed to grant the CFO 50,000 restricted shares of the Company's Common Stock, par value of $0.0001 per share (the "Common Stock") on the Effective Date. The Company has also agreed to reimburse the CFO for certain out-of-pocket expenses incurred by the CFO.

Furthermore, for the three and six-month periods ended June 30, 2022, the Company recognized management stock-based compensation expense of $60,113 and $120,226 (2021-$54,259 and $108,518) respectively, on the common stock issued to the CEO and the CFO, 1,000,000 and 50,000 common stock, respectively, as stipulated in their executive consulting agreements, effective January 1, 2022. The total stock-based compensation on the issuance of the common stock totaled $240,450 (2021-$217,035). The portion to be expensed for the balance of the year, $120,224 (2021-$108,517 is included in prepaid expenses and deposits in the interim condensed consolidated balance sheets.

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

Changes in Internal Control over Financial Reporting

During the six-month period ended June 30, 2022, management made a change to its internal controls over financial reporting by engaging the services of specialists to assist with the proper assessment of the terms and conditions of the convertible promissory notes and their initial and subsequent measurements.

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

The Company has a claim against it for unpaid legal fees in the amount $50,627 (C$65,241). The amount is included in accounts payable on the Company's interim condensed consolidated balance sheets.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the six-month period ended June 30, 2022, the Company issued:

(i) 230,000 common shares for proceeds previously received.

(ii) 1,000,000 common shares issued to the CEO as stipulated in his 2021 executive consulting agreement and 50,000 common shares issued to the CFO as stipulated in his 2022 executive consulting agreement.

(iii) 2,000,000 common shares issued on the conversion of convertible promissory notes to equity.

(iv) 3,975,211 common shares on the extinguishment of existing debt.

(v) 895,000 common shares were issued for professional services.

(vi) 10,000 common shares issued to an employee.

(vii) The Company raised $450,560, net of share issue costs of $1,440, on a private placement for 1,444,041 common shares at issue prices ranging between $0.30 and $0.45 per share.

The securities above were offered and sold pursuant to an exemption from the registration requirements under Section 4(a)(2) of the Securities Act since, among other things, the transactions did not involve a public offering.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

We are reporting the following information in lieu of reporting on a Current Report on Form 8-K under Item 2.04 Triggering Events That Accelerate or Increase a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement.

On August 16, 2022, the Company was sent a notice of default from the investor regarding their October 29, 2021 promissory note, the March 3, 2022 promissory note, and the March 7, 2022 promissory note.  The default was caused by the promissory notes not being repaid on or before the August 15, 2022 maturity date of the notes. The notice of default allows for a cure period of 5 trading days. The Company is in discussions with the investor to cure the notice of default.

The October 29, 2021 promissory note is in the principal amount of $1,471,000. If the default is not cured, the interest rate on the October 2021 Investor Note will immediately accrue at 24% per annum and be paid in cash monthly to the investor, until the default is cured. In addition, the note conversion price will be reset to 85% of the lowest volume weighted average price for the ten consecutive trading days ending on the trading day that is immediately prior to the applicable conversion date.

The March 3, 2022 and March 7, 2022 promissory notes are in a total principal amount of $2,400,000. If the default is not cured, the principal amount will increase to 120% of the original principal amounts. The investors are entitled to, following an event of default, to convert all or any amount of the principal and any interest accruing at the default interest rate of 24% per annum into Common Stock, at a conversion price equal to 65% (representing a 35% discount) multiplied by the price per share of the Common Stock at any national security exchange or over-the-counter marketplace for the five (5) trading days immediately prior to the notice of conversion.

Item 6. Exhibits.

The following exhibits are filed as part of this quarterly report on Form 10-Q:

Exhibit No.	Description

4.1	Form of Convertible Promissory Note issued by SusGlobal Energy Corp. in June 2022 (filed as Exhibit 4.1 to the Registrant's 8-K filed with the SEC on June 30, 2022 and incorporated by reference).

10.1	Form of Securities Purchase Agreement, signed in June 2022 (Filed as Exhibit 10.1 to the Registrant's Form 8-K filed with the SEC on June 30, 2022).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of Sarbanes-Oxley Act of 2002).

101.INS*	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith

+ In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUSGLOBAL ENERGY CORP.

August 22, 2022	By:	/s/ Marc Hazout
Marc Hazout
Executive Chairman, President and Chief Executive Officer

August 22, 2022	By:	/s/ Ike Makrimichalos
Ike Makrimichalos
Chief Financial Officer (Principal Financial and Accounting Officer)