Form 10-Q
period 2022-09-30
SusGlobal Energy Corp.
filed 2022-11-14
CIK 1652539

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

September 30, 2022

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
Yes [   ]    No [X]

The number of shares of the registrant's common stock outstanding as of November 14, 2022 was 110,613,135 shares.

2

SusGlobal Energy Corp.

INDEX TO FORM 10-Q

For the Three and Six-Month Periods Ended September 30, 2022 and 2021

SUSGLOBAL ENERGY CORP.

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022 and 2021

(Expressed in United States Dollars)

(unaudited)

4

SusGlobal Energy Corp.

Interim Condensed Consolidated Balance Sheets

As at September 30, 2022 and December 31, 2021

(Expressed in United States Dollars)

(unaudited)

	September 30,	December 31,
	2022	2021
ASSETS
Current Assets
Cash	$4,114	$36,033
Trade receivables	70,746	59,665
Government remittances receivable	51,174	13,265
Other receivable (note 15(f))	140,431	-
Inventory	48,154	20,582
Prepaid expenses and deposits (note 13)	1,411,489	163,343
Total Current Assets	1,726,108	292,888

Long-lived Assets, net (note 6)	9,107,209	8,278,833
Long-Term Assets	9,107,209	8,278,833
Total Assets	$10,833,317	$8,571,721
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
Accounts payable (note 7)	$3,686,160	$1,085,235
Government remittances payable	326,360	262,047
Accrued liabilities (notes 7, 8, 9, 10 and 12)	1,609,104	942,241
Current portion of long-term debt (note 8)	4,901,448	7,765,421
Current portion of obligations under capital lease (note 9)	60,680	91,047
Convertible promissory notes (note 10)	6,567,989	3,798,516
Loans payable to related parties (note 12)	79,362	-
Total Current Liabilities	17,231,103	13,944,507
Long-term debt (note 8)	3,857,055	1,752,271
Obligations under capital lease (note 9)	78,063	130,086
Deferred tax liability	68,377	73,925
Total Long-term Liabilities	4,003,495	1,956,282
Total Liabilities	21,234,598	15,900,789

Stockholders' Deficiency
Preferred stock, $.0001 par value, 10,000,000 authorized, none issued and outstanding Common stock, $.0001 par value, 150,000,000 authorized, 107,313,135 (2021- 92,983,547) shares issued and outstanding (note 13)	10,736	9,302
Additional paid-in capital	16,167,554	11,272,599
Shares to be issued	60,100	59,640
Accumulated deficit	(27,123,524)	(18,334,649)
Accumulated other comprehensive income (loss)	483,853	(335,960)

Stockholders' deficiency	(10,401,281)	(7,329,068)

Total Liabilities and Stockholders' Deficiency	$10,833,317	$8,571,721

Going concern (note 2)
Commitments (note 14)
Subsequent events (note 19)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SusGlobal Energy Corp.
Interim Condensed Consolidated Statements of Operations and Comprehensive Loss

For the three and nine-month periods ended September 30, 2022 and 2021

(Expressed in United States Dollars)

(unaudited)

	For the three-month periods ended		For the Nine-month periods ended
	September 30, 2022	September 30,2021	September 30, 2022	September 30, 2021
		(correction-see note 5)		(correction-see note 5)
Revenue	$164,376	$204,796	$418,989	$610,088

Cost of Sales
Opening inventory	19,555	35,983	20,582	24,740
Depreciation (note 6)	112,731	116,632	344,196	388,731
Direct wages and benefits	52,860	74,093	158,356	210,542
Equipment rental, delivery, fuel and repairs and maintenance	365,975	371,424	477,128	546,597
Utilities	(7,760)	16,872	35,410	24,290
Outside contractors	535	39,717	26,018	61,089
	543,896	654,721	1,061,690	1,255,989
Less: closing inventory	(48,154)	(21,506)	(48,154)	(21,506)
Total cost of sales	495,742	633,215	1,013,536	1,234,483

Gross loss	(331,366)	(428,419)	(594,547)	(624,395)
Operating expenses
Management compensation-stock-based
compensation (notes 7 and 13)	60,113	54,259	180,339	162,777
Management compensation-fees (note 7)	115,175	90,471	350,910	273,395
Marketing	(250)	30,131	1,003,959	158,605
Professional fees	190,653	100,454	812,738	268,200
Interest expense (notes 7, 8, 9, 10 and 12)	208,537	222,271	589,488	555,131
Office and administration (note 6 and 7)	67,377	66,329	259,193	171,164
Rent and occupancy (note 7)	54,586	56,148	171,177	125,067
Insurance	12,867	19,719	76,304	51,106
Filing fees	9,699	49,131	71,242	85,278
Amortization of financing costs	27,752	41,177	94,916	66,508
Directors' compensation (note 7)	14,366	14,905	43,864	38,241
Stock-based compensation (note 13)	659,050	31,946	955,837	68,228
Repairs and maintenance	2,386	3,688	(8,773)	11,475
Foreign exchange loss (income)	378,510	35,569	518,690	16,130
Total operating expenses	1,800,821	816,198	5,119,884	2,051,305
Net loss from operating activities	(2,132,187)	(1,244,617)	(5,714,431)	(2,675,700)
Other expenses (note 15)	(1,564,793)	(451,805)	(3,074,444)	(235,949)
Net loss before income taxes recovery	(3,696,980)	(1,696,422)	(8,788,875)	(2,911,649)
Income taxes recovery	-	26,552	-	26,552
Net loss	(3,696,980)	(1,669,870)	(8,788,875)	(2,885,097)
Other comprehensive loss
Foreign exchange income	652,484	123,966	819,813	15,820

Comprehensive loss	$(3,044,496)	$(1,545,904)	$(7,969,062)	$(2,869,277)
Net loss per share-basic and diluted	$(0.04)	$(0.02)	$(0.09)	$(0.03)
Weighted average number of common shares outstanding- basic and diluted	105,189,849	92,969,542	100,335,858	89,987,732

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SusGlobal Energy Corp.

Interim Condensed Consolidated Statements of Changes in Stockholders' Deficiency

For the three and nine-month periods ended September 30, 2022 and 2021

(Expressed in United States Dollars)

(unaudited)

	Number of Shares	Common Shares	Additional Paid-in Capital	Shares to be Issued	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Stockholders' Deficiency
Balance-December 31, 2021	92,983,547	9,302	11,272,599	59,640	(18,334,649)	(335,960)	(7,329,068)
Shares issued for proceeds previously received	230,000	23	48,967	(48,990)	-	-	-
Shares issued to officers	1,050,000	105	240,345	-	-	-	240,450
Shares issued to employee	10,000	1	1,989	-	-	-	1,990
Shares issued for professional services	895,000	90	223,820		-	-	223,910
Shares issued on conversion of debt to equity	2,000,000	200	463,662		-	-	463,862
Shares issued on private placement	40,000	4	16,556		-	-	16,560
Shares yet to be issued	-	-	-	29,450	-	-	29,450
Other comprehensive loss	-	-	-	-	-	(142,524)	(142,524)
Net loss	-	-	-	-	(2,863,226)	-	(2,863,226)
Balance-March 31, 2022	97,208,547	$9,725	$12,267,938	$40,100	$(21,197,875)	$(478,484)	$(9,358,596)
Shares issued on private placement	1,404,041	140	427,860	-	-	-	428,000
Shares issued on issuance of debt on extinguishment of existing debt	3,975,211	398	1,590,847	-	-	-	1,591,245
Shares yet to be issued	-	-	-	20,000	-	-	20,000
Shares yet to be issued on extinguishment of existing debt	-	-	-	61,470	-	-	61,470
Other comprehensive income	-	-	-	-	-	309,853	309,853
Net Loss	-	-	-	-	(2,228,669)	-	(2,228,669)
Balance-June 30, 2022	102,587,799	10,263	14,286,645	121,570	(23,426,544)	(168,631)	(9,176,697)
Shares issued for proceeds previously received	150,000	15	61,455	(61,470)	-	-	-
Shares issued for professional services	4,710,000	471	1,780,979	-	-	-	1,781,450
Shares issued on conversion of debt	106,868	11	38,451	-	-	-	38,462
Return of shares to treasury	(241,502)	(24)	24	-	-	-	-
Other comprehensive income	-	-	-	-	-	652,484	652,484
Net Loss	-	-	-	-	(3,696,980)	-	(3,696,980)
Balance - Sept 30, 2022	107,313,135	10,736	16,167,554	60,100	(27,123,524)	483,853	(10,401,281)

							(correction-see note 5)
Balance-December 31, 2020	82,860,619	$8,288	$9,045,187	$8,580	$(13,468,794)	$(354,211)	$(4,760,950)
Shares issued for proceeds previously received	400,000	40	8,540	(8,580)	-	-	-
Shares issued to officers	1,050,000	105	216,930	-	-	-	217,035
Shares issued on conversion of related party debt and accounts payable to equity	1,005,728	100	285,544	-	-	-	285,644
Shares issued for conversion of debt to equity	3,175,124	318	713,398	-	-	-	713,716
Shares issued for professional services	63,000	6	24,213	-	-	-	24,219
Shares issued on private placement	630,480	63	157,557	-	-	-	157,620
Other comprehensive loss	-	-	-	-	-	(61,192)	(61,192)
Net loss	-	-	-	-	(392,532)	-	(392,532)
Balance-March 31, 2021	89,184,951	$8,920	$10,451,369	$-	$(13,861,326)	$(415,403)	$(3,816,440)
Shares issued for proceeds previously received	200,000	20	(20)	-	-	-	-
Shares issued on conversion of related party debt	720,348	72	165,608	-	-	-	165,680
Shares issued for professional services	520,000	52	119,548	-	-	-	119,600
Shares issued on receipt of promissory notes	1,200,000	120	(120)	-	-	-	-
Other Comprehensive loss	-	-	-	-	-	(46,954)	(46,954)
Net Loss	-	-	-	-	(822,695)	-	(822,695)
Balance-June 30, 2021	91,825,299	9,184	10,736,385	-	(14,684,021)	(462,357)	(4,400,809)
Shares issued on receipt of promissory notes	80,000	8	(8)	-	-	-	-
Shares issued for professional services and acquisition of assets	1,003,332	100	288,560	-	-	-	288,660
Shares issued on conversion of debt	591,905	59	96,126	-	-	-	96,185
Shares issued on private placement	564,868	56	134,059	-	-	-	134,115
Other Comprehensive income	-	-	-	-	-	123,966	123,966
Net Loss	-	-	-	-	(1,669,870)	-	(1,669,870)
Balance-September 30, 2021	94,065,404	9,407	11,255,122	-	(16,353,891)	(338,391)	(5,427,753)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SusGlobal Energy Corp.

Interim Condensed Consolidated Statements of Cash Flows

For the nine-month periods ended September 30, 2022 and 2021

(Expressed in United States Dollars) (unaudited)

	For the nine-month period ended September 30, 2022	For the nine-month period ended September 30, 2021 (correction-see note 5)
Cash flows from operating activities
Net loss	$(8,788,875)	$(2,885,097)
Adjustments for:
Depreciation	345,163	391,396
Amortization of intangible assets	-	2,971
Non-cash professional fees on conversion of debt	-	550
Non-cash interest expense on conversion of debt	-	(53,354)
Amortization of financing fees	94,916	66,508
Stock-based compensation	1,136,176	231,005
Loss on revaluation of convertible promissory notes	7,232,090	640,758
Gain on forgiveness of convertible promissory notes and accrued interest	-	(359,460)
Gain on extinguishment of convertible promissory notes	(4,274,820)	-
Non-cash addition to convertible promissory notes on amendment	387,100	-
Gain on disposal of long-lived assets	-	(45,349)
Changes in non-cash working capital:
Trade receivables	(16,628)	119,604
Government remittances receivable	(41,581)	(31,712)
Other receivable	(150,094)	-
Inventory	(31,119)	3,278
Prepaid expenses and deposits	(169,383)	51,090
Deferred assets	-	3,963
Accounts payable	2,866,933	168,258
Government remittances payable	89,758	25,040
Accrued liabilities	788,328	612,545
Deferred revenue	-	(4,876)
Net cash used in operating activities	(532,036)	(1,062,882)
Cash flows from investing activities
Purchase of long-lived assets	(1,894,619)	(1,622,492)
Purchase of intangible assets	-	(315,305)
Proceeds on disposal of long-lived assets	-	47,964
Net cash used in investing activities	(1,894,619)	(1,889,833)
Cash flows from financing activities
Repayments of advance	-	(15,735)
Advance of long-term debt	-	1,518,860
Repayment of long-term debt	(61,784)	(47,850)
Repayments of obligations under capital lease	(70,322)	(108,729)
Advances and penalties of convertible promissory notes	2,080,000	997,500
Repayment of convertible promissory notes	(85,880)	(50,000)
Advances of loans payable to related parties	133,482	388,205
Repayment of loans payable to related parties	(48,660)	(34,374)
Proceeds on private placement (net of share issue costs)	444,560	303,486
Net cash provided by financing activities	2,391,396	2,951,363
Effect of exchange rate on cash	3,340	16,318
(Decrease) increase in cash	(31,919)	14,966
Cash and cash equivalents-beginning of period	36,033	6,457
Cash and cash equivalents-end of period	$4,114	$21,423
Supplemental Cash Flow Disclosure:
Interest paid	$406,877	$342,840
Income taxes paid	$-	$-
Supplemental Non-Cash Disclosure:
Common stock issued at fair value for conversion of debt, plus accrued interest, and other fees	$502,324	$809,901
Common stock issued at fair value on extinguishment of existing debt	$1,591,245	$-
Common stock yet to be issued on extinguishment of existing debt	$61,470	$-
Common stock issued at fair value for conversion of related party debt and accounts payable	$-	$451,324

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SusGlobal Energy Corp.

Notes to the Interim Condensed Consolidated Financial Statements

September 30, 2022 and 2021

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

The Company incurred a net loss of $8,788,875 (2021-$2,885,097) for the nine-month period ended September 30, 2022 and as at that date had a working capital deficit of $15,504,995 (December 31, 2021-$13,651,619) and an accumulated deficit of $27,123,524 (December 31, 2021-$18,334,649) and expects to incur further losses in the development of its business.

On February 18, 2021, PACE Savings and Credit Union Limited ("PACE") and the Company reached a new agreement to repay all amounts owing to PACE on or before July 30, 2021. Management was not able to meet the July 30, 2021 deadline. On August 13, 2021, PACE agreed to allow the Company until August 31, 2021 to bring the arrears current and continue to September 2022, the original maturity date. Management was not able to meet the August 31, 2021 deadline. On November 15, 2021, the Company paid all arrears to PACE and PACE agreed to allow the Company to continue payments to the end of the terms of each obligation, September 2022. Similarly, the Company paid all arrears to PACE on March 15, 2022 and PACE allowed the Company to continue payments to the end of the terms of each obligation, September 2022. Management continues discussions with equity investors and with PACE to re-finance its overdue obligations to PACE, and repay other creditors. The Company was successful in extending the repayment date on the 1st mortgage which had a maturity date of September 1, 2022 to December 1, 2023. One of the Company's significant customer contracts expired at the end of December 31, 2020 and one customer contract was terminated by the Company in September of 2021. The Company is also anticipating a successful underwritten offering in connection with its filed registration statement although there can be no assurance that the underwritten offering will be completed.

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
September 30, 2022 and 2021
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

Beginning in March 2020 the Governments of Canada and Ontario, as well as foreign governments, instituted emergency measures as a result of the novel strain of coronavirus ("COVID-19"). The virus has had a major impact on Canadian and international securities and currency markets and consumer activity which may impact the Company's financial position, its results of operations and its cash flows significantly. The full extent to which the COVID-19 pandemic and the various responses to it might impact the Company's business, operations and financial results will depend on numerous evolving factors that are not subject to accurate prediction and that are beyond The Company's control.

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

4. Financial Instruments

The carrying value of the Company's financial instruments, such as cash, trade receivables, other receivable, accounts payable and accrued liabilities approximate fair value due to the short-term nature of these instruments. The carrying amounts of the long-term debt, obligations under capital lease and convertible promissory notes also approximates fair value due to their market interest rate.

Interest, Credit and Concentration Risk

Interest rate risk is the risk borne by an interest-bearing asset or liability as a result of fluctuations in interest rates. Financial assets and financial liabilities with variable interest rates expose the Company to cash flow interest rate risk.

The Company is exposed to significant interest rate risk on a portion of its long-term debt of $7,128,840 (C$9,770,888) (December 31,2021-$7,727,628; C$9,796,689).

Credit risk is the risk of loss associated with a counterparty's inability to perform its payment obligations. As at September 30, 2022, the Company's credit risk is primarily attributable to cash and trade receivables. As at September 30, 2022, the Company's cash was held with a reputable Canadian chartered bank, a credit union and a United States of America bank.

With regards to credit risk with customers, the customers' credit evaluation is reviewed by management and account monitoring procedures are used to minimize the risk of loss. The Company believes that no additional credit risk beyond amounts provided for by the allowance for doubtful accounts are inherent in accounts receivable. As at September 30, 2022, the allowance for doubtful accounts was $nil (C$nil) (December 31, 2021-$nil; C$nil).

As at September 30, 2022, the Company is exposed to concentration risk as it had four customers (December 31, 2021-five customers) representing greater than 5% of total trade receivables and these four customers (December 31, 2021-five customers) represented 85% (December 31, 2021-74%) of trade receivables. The Company had certain customers whose revenue individually represented 10% or more of the Company's total revenue. These customers accounted for 81% (47%, 18% and 16%) (September 30, 2021-80%; 34%, 23%, 12% and 11%) of total revenue.

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
September 30, 2022 and 2021
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

The Company actively monitors its liquidity to ensure that its cash flows and working capital are adequate to support its financial obligations and the Company's capital programs. In order to continue operations, the Company will need to raise capital, repay PACE for all of its outstanding obligations and complete the refinancing of its real property and organic waste processing and composting facility. There is no assurance of funding being available or available on acceptable terms. Realization values may be substantially different from carrying values as shown. Refer also to going concern, note 2.

Currency Risk

Although the Company's functional currency is the C$, the Company realizes a portion of its expenses in United States Dollars ("$"). Consequently, certain assets and liabilities are exposed to foreign currency fluctuations. As at September 30, 2022, $645,546 (December 31, 2021-$175,790 net monetary liabilities) of the Company's net monetary assets were denominated in $. The Company has not entered into any hedging transactions to reduce the exposure to currency risk.

5. Correction for Fair Value Option Election

Subsequent to the issuance of our Quarterly Report on Form 10-Q for the period ended September 30, 2021, we identified an error in our historical financial statements related to the measurement of convertible promissory notes. The Company elected the fair value option to account for certain of its convertible promissory notes and should have recorded the convertible promissory notes subsequently at fair value instead of amortized cost.

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

The effects of the corrections to each of the individual affected line items were as follows:

Interim Condensed Consolidated Balance Sheets

	September 30,	Adjustments	September 30,	Notes
	2021		2021
	As Previously		As
	Reported		Adjusted
	$	$	$

Convertible promissory notes	1,046,708	816,993	1,863,701	(a)
Total Current Liabilities	11,592,938	816,993	12,409,931	(a)
Total Liabilities	13,572,897	816,993	14,389,890	(a)
Additional paid-in capital	11,711,322	(456,200)	11,255,122
Accumulated deficit	(15,993,098)	(360,793)	(16,353,891)	(c)
Stockholders' deficiency	(4,610,790)	(816,991)	(5,427,753)	(a)
Total Liabilities and Stockholders' Deficiency	8,962,137	-	8,692,137

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
September 30, 2022 and 2021
(Expressed in United States Dollars)
(unaudited)

5. Correction for Fair Value Option Election, (continued)

Interim Condensed Consolidated Statements of Operations and Comprehensive Loss

	Three months ended September 30, 2021	Adjustments	Three months ended September 30, 2021	Notes
	As Previously		As
	Reported		Adjusted
	$	$	$

Professional fees	96,704	3,750	100,454	(c)
Interest expense and default amounts	233,346	(11,075)	222,271
Amortization of financing costs	235,795	(194,618)	41,177
Total operating expenses	1,018,141	(201,943)	816,198	(c)
Net loss from operating activities	(1,446,560)	201,943	(1,244,617)	(c)
Other expense	-	(451,805)	(451,805)	(c)
Net Loss	(1,420,008)	(249,862)	(1,669,870)	(c)

The adjustments did not have an impact on loss per share, basic and diluted, due to rounding.

	Nine months ended September 30, 2021	Adjustments	Nine months ended September 30, 2021	Notes
	As Previously		As
	Reported		Adjusted
	$	$	$

Professional fees	231,950	36,250	268,200	(c)
Interest expense and default amounts	565,938	(10,807)	555,131	(c)
Amortization of financing costs	371,916	(305,408)	66,508	(c)
Total operating expenses	2,331,270	(279,965)	2,051,305	(c)
Net loss from operating activities	(2,955,665)	279,965	(2,675,700)	(c)
Other income (expense)	404,809	(640,758)	(235,949)	(c)
Net Loss	(2,524,304)	(360,793)	(2,885,097)	(c)

The adjustments did not have an impact on loss per share, basic and diluted, due to rounding.

Interim Condensed Consolidated Statements of Cash Flows

	Nine months ended September 30, 2021	Adjustments	Nine months ended September 30, 2021	Notes
	As Previously		As
	Reported		Adjusted
	$	$	$

Cash flows from operating activities
Net Loss	(2,524,304)	(360,793)	(2,885,097)	(c)
Adjustments for:
Amortization of financing fees	371,916	(305,408)	66,508	(d)
Loss on revaluation	-	640,758	640,758	(c)
Net cash used in operating activities	(1,037,439)	(25,443)	(1,062,882)	(c)

(a) The Company elected the fair value option to account for its convertible promissory notes issued in 2021. In accordance with ASC 825, the convertible promissory notes are mark-to-market at each reporting date with changes in fair value recorded as a component of other income (expense). As a result, there was a mark-to-market adjustment of $816,993 in the interim condensed consolidated statements of operations and comprehensive loss as of September 30, 2021.

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
September 30, 2022 and 2021
(Expressed in United States Dollars)
(unaudited)

5. Correction for Fair Value Option Election, (continued)

(b) The Company used the with-and-without method to allocate the proceeds between the convertible promissory notes and the common shares. As a result, all the proceeds were allocated to the convertible promissory note and $nil to the common shares. The previously recognized amount of $456,052 in additional paid-in capital was adjusted by $456,200 to $(148).

(c) For the three and nine-month periods ended September 30, 2021, the transaction costs of $3,750 and $36,250 respectively, were previously capitalized against the convertible promissory note. The transaction costs were expensed, and a day one revaluation for the three and nine-month periods ended September 30, 2022 of loss of $451,805 and $640,758 respectively, was recognized. In addition, for the three and nine-month periods ended September 30, 2021, a reduction in interest expense in the amount of $11,075 and $10,807 respectively, was expensed.

(d) For the three and nine-month periods ended September 30, 2021, amortization of financing fees in the amount of $194,618 and $305,408 respectively, were previously capitalized against the convertible promissory and now included in the day one revaluation.

6. Long-lived Assets, net

		September 30,		December 31,
		2022		2021
	Cost	Accumulated depreciation	Net book value	Net book value
Land	$3,126,658	$-	$3,126,658	$3,380,356
Property under construction	3,506,831	-	3,506,831	1,874,892
Composting buildings	2,212,234	661,490	1,550,744	1,784,200
Gore cover system	1,027,293	493,366	533,927	660,549
Driveway and paving	338,170	136,395	201,775	240,083
Machinery and equipment	560,278	524,634	35,644	64,282
Equipment under capital lease	284,289	223,861	60,428	134,487
Vacuum trailer	5,472	5,335	137	1,479
Signage	6,030	3,310	2,720	3,918
Automotive equipment	160,628	72,283	88,345	134,587
	$11,227,883	$2,120,674	$9,107,209	$8,278,833

On August 17 2021, the Company acquired the Hamilton Property assets, consisting of land, a vacant building and ECAs. The total purchase price including costs of acquisition of $175,615 (C$221,680) totaled $3,590,773 (C$4,532,633). The costs of acquisition, were settled through cash payments of $119,094 (C$150,333) and the issuance of 200,000 common shares valued based on the trading price on the issuance date at $56,521 (C$71,347) to a consultant who assisted on the closing of the transaction. The issuance of common shares is also noted under capital stock, note 13, common shares issued for professional services. The purchase of the Hamilton Property was funded by cash of $396,364 (C$500,333), the issuance of 300,000 common shares to the vendor on closing, having a value based on the trading price on the issuance date of $84,781 (C$107,020), the issuance noted above of 200,000 common shares to a consultant who assisted on the closing of the transaction disclosed as part of common shares issued for professional services, under capital stock, note 13, a vendor take-back 1st mortgage of $1,584,400 (C$2,000,000) and a portion of the increased existing 1st mortgage of $1,468,686 (C$1,853,933), disclosed under note 8 (d) ii), long-term debt. The cost of the purchase price was allocated ratably over the estimated fair value of each long-lived asset acquired, land of $1,724,979 (C$2,177,442), included above under land and building $1,556,002 (C$1,964,141), described above as property under construction. During the period, the Company received three construction liens on the Hamilton Property in the amount of $924,559 (C$1,267,213). The liens remain outstanding.

Also included under property under construction, are construction costs incurred subsequent to the acquisition in the amount of $2,187,555 (C$2,819,014).

Depreciation for the three and nine-month periods ended September 30, 2022, is disclosed in cost of sales in the amount of $112,731 (C$144,564) and $344,196 (C$441,390) (2021-$116,632; C$147,130 and $388,731; C$486,278) respectively, and in office and administration in the amount of $325 (C$413) and $967 (C$1,240) (2021-$398; C$509 and $2,665; C$3,334) respectively, in the interim condensed consolidated statements of operations and comprehensive loss.

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
September 30, 2022 and 2021
(Expressed in United States Dollars)
(unaudited)

7. Related Party Transactions

For the three and nine-month periods ended September 30, 2022, the Company incurred $92,189 (C$120,000) and $280,728 (C$360,000) (2021-$71,424; C$90,000 and $215,838; C$270,000) respectively, in management fees expense with Travellers International Inc. ("Travellers"), an Ontario company controlled by a director and the president and chief executive officer (the "CEO"); and $22,986 (C$30,000) and $70,182 (C$90,000) (2021-$19,047; C$24,000 and $57,557; C$72,000) respectively, in management fees expense with the Company's chief financial officer (the "CFO"). As at September 30, 2022, unpaid remuneration and unpaid expenses in the amount of $227,100 (C$311,266) (December 31, 2021-$410,219; C$522,639) is included in accounts payable in the interim condensed consolidated balance sheets. This balance disclosed for December 31, 2021 includes amounts owing to the former chief executive officer in the amount of $310,428 (C$395,500).

For the three and nine-month periods ended September 30, 2022, the Company incurred $27,728 (C$36,244) and $89,530 (C$114,812) (2021-$27,220; C$34,225 and $72,672; C$90,908) respectively, in rent expense paid under a lease agreement with Haute Inc. ("Haute"), an Ontario company controlled by the CEO.

During the three and nine-month periods ended September 30, 2022, Travellers converted a total of $nil (C$) and $nil (C$nil) respectively, (December 31, 2021-$371,001 (C$461,620) of loans provided during the period and $nil (C$) and $nil (C$nil) respectively, (December 31, 2021-$80,323; C$101,700) of accounts payable owing to Travellers for nil common shares (December 31, 2021-1,726,076 common shares).

In addition, during the three and nine-month periods ended September 30, 2022, the Company paid the CFO interest of $nil (C$nil) and $526 (C$674) (2021-$nil; C$nil and $nil; C$nil), respectively on loans totaling $29,211 (C$36,000) provided to the Company and repaid during the three-month period ended March 31, 2022.

For those independent directors providing their services throughout 2022, the Company accrued directors' compensation for the three and nine-month periods ended September 30, 2022 in the amount of $14,366 (C$18,750) and $43,864 (C$56,250) respectively, (2021-$14,905; C$18,751 and $38,241; C$47,837) respectively. Also included in directors' compensation for the three-month and nine-month periods ended September 30, 2022, is the audit committee chairman's fees, in the amount of $nil (C$) and $nil (C$nil) (2021-$nil; C$nil and $nil; C$nil) respectively. As at September 30, 2022, outstanding directors' compensation of $113,419 (C$145,446) (December 31, 2021-$70,358; C$89,196) is included in accrued liabilities, in the interim condensed consolidated balance sheets.

In addition, during the three and nine-month periods ended September 30, 2022, the Company accrued interest of $547 and $679 respectively, on the $40,000 loan provided by an independent director during the three-month period ended June 30, 2022. Refer also to note 12, loans payable to related party.

Pursuant to the terms of the CEO's Consulting Agreement, for his services as the CEO, the compensation is at a rate of $21,888 (C$30,000) per month for twelve (12) months, beginning on the Effective Date, January 1, 2021, and at a rate of $29,184 (C$40,000) per month for twelve (12) months, beginning January 1, 2022. In addition, the Company agreed to grant the CEO 1,000,000 restricted shares of the Company's Common Stock, par value of $0.0001 per share (the "Common Stock") on the Effective Date, and 1,000,000 shares of Common Stock on January 1, 2022. The Company has also agreed to reimburse the CEO for certain out-of-pocket expenses incurred by the CEO.

Pursuant to the terms of the CFO's Consulting Agreement for his services as the CFO, the compensation is at a rate of $5,837 (C$8,000) per month for twelve (12) months, beginning on the Effective Date, January 1, 2021. In addition, the Company agreed to grant the CFO 50,000 restricted shares of the Company's Common Stock, par value of $0.0001 per share (the "Common Stock") on the Effective Date. The Company has also agreed to reimburse the CFO for certain out-of-pocket expenses incurred by the CFO.

Pursuant to the terms of the CFO's Consulting Agreement for his services as the CFO, the compensation is at a rate of $7,296 (C$10,000) per month for twelve (12) months, beginning on the Effective Date, January 1, 2022. In addition, the Company agreed to grant the CFO 50,000 restricted shares of the Company's Common Stock, par value of $0.0001 per share (the "Common Stock") on the Effective Date. The Company has also agreed to reimburse the CFO for certain out-of-pocket expenses incurred by the CFO.

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
September 30, 2022 and 2021
(Expressed in United States Dollars)
(unaudited)

7. Related Party Transactions, (continued)

Furthermore, for the three and nine-month periods ended September 30, 2022, the Company recognized management stock-based compensation expense of $60,113 and $180,339 (2021-$54,259 and $162,777) respectively, on the common stock issued to the CEO and the CFO, 1,000,000 and 50,000 common stock, respectively, as stipulated in their executive consulting agreements, effective January 1, 2022. The total stock-based compensation on the issuance of the common stock totaled $240,450 (2021-$217,035). The portion to be expensed for the balance of the year, $60,111 (2021-$54,258 is included in prepaid expenses and deposits in the interim condensed consolidated balance sheets.
8. Long-Term Debt
		September 30, 2022	December 31, 2021
(a)	PACE Credit Facility-Due September 2, 2022	$687,773	$750,465
(b)	PACE Credit Facility-Due September 2, 2022	384,602	419,661
(c)	PACE Corporate Term Loan-Due September 13, 2022	2,333,598	2,546,536
(d)i.)	Mortgage Payable-Due December 1, 2023	3,722,867	4,010,966
(d)ii.)	Mortgage Payable-Due August 17, 2023	1,459,200	1,577,600
(e)	Canada Emergency Business Account-Due December 31, 2023	72,960	78,880
(f)	Corporate Term Loan-Due April 7, 2025	97,503	133,584
		8,758,503	9,517,692
Current portion		(4,901,448)	(7,765,421)
Long-Term portion		$3,857,055	$1,752,271

On November 15, 2021 and March 15, 2022, the Company paid all arrears owing to PACE on each date and PACE agreed to allow the Company to continue payments to the end of the terms of each obligation, September 2022. Management continues discussions with equity investors and with PACE to re-finance its remaining obligations to PACE and repay other creditors. In addition, the existing letter of credit, in the amount of $214,821 (C$276,831) was renewed by PACE to the termination of the Company's obligations to PACE, September 2022. The Company has been in discussions with its Canadian Chartered bank to obtain a new letter of credit for the new financial assurance with the Ministry of the Environment, Conservation and Parks (the "MECP") in the amount of $465,220 (C$637,637). At September 30, 2022, the Company is in arrears six months for each of its obligations to PACE.

Refer also to going concern, note 2 and subsequent events, note 19.

The remaining PACE long-term debt was initially payable as noted below:

(a)  The credit facility bears interest at the PACE base rate of 8.25% plus 1.25% per annum, currently 10.5% at September 30, 2022, is payable in monthly blended installments of principal and interest of $6,394 (C$8,764) and matures on September 2, 2022. The first and only advance on the credit facility on February 2, 2017, in the amount of $1,167,360 (C$1,600,000), is secured by a business loan general security agreement, a $1,167,360 (C$1,600,000) personal guarantee from the CEO and a charge against the Haute leased premises. Also pledged as security are the shares of the wholly-owned subsidiaries, and a limited recourse guarantee against each of these parties. On April 3, 2020, the pledged shares were delivered by PACE and are currently held as security for the personal guarantee from the CEO and charge against the Haute leased premises. The credit facility is fully open for prepayment at any time without notice or bonus.

(b) The credit facility advanced on June 15, 2017, in the amount of $437,760 (C$600,000), bears interest at the PACE base of 8.25% plus 1.25% per annum, currently 10.5% at September 30, 2022, is payable in monthly blended installments of principal and interest of $3,576 (C$4,901), and matures on September 2, 2022. The credit facility is secured by a variable rate business loan agreement on the same terms, conditions and security as noted above.

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
September 30, 2022 and 2021
(Expressed in United States Dollars)
(unaudited)

8. Long-Term Debt, (continued)

(c) The corporate term loan advanced on September 13, 2017, in the amount of $2,717,138 (C$3,724,147), bears interest at PACE base rate of 8.25% plus 1.25% per annum, currently 10.5% at September 30, 2022, is payable in monthly blended installments of principal and interest of $21,677 (C$29,711), and matures September 13, 2022. The corporate term loan is secured by a business loan general security agreement representing a floating charge over the assets and undertakings of the Company, a first priority charge under a registered debenture and a lien registered under the Personal Property Security Act in the amount of $2,919,114 (C$4,000,978) against the assets including inventory, accounts receivable and equipment. The corporate term loan also included an assignment of existing contracts included in the asset purchase agreement.

For the three and nine-month periods ended September 30, 2022, $100,983 (C$131,211) and $255,412 (C$327,535) (2021-$79,687; C$99,683 and $236,743; C$296,151) respectively, in interest was incurred on the PACE long-term debt. As at September 30, 2022 $185,320 (C$254,002) (December 31, 2021-$95,286; C$122,791) in accrued interest is included in accrued liabilities in the interim condensed consolidated balance sheets.

(d) i) The Company obtained a 1st mortgage provided by private lenders to finance the acquisition of the shares of 1684567 and to provide funds for additional financing needs, including additional lands, received in four tranches totaling $3,793,920 (C$5,200,000) (December 31, 2021-$4,101,760; C$5,200,000). The fourth tranche was received on August 13, 2021 in the amount of $1,386,240 (C$1,900,000) and a portion of this fourth tranche, $1,352,630 (C$1,853,933), was used to fund a portion of the purchase of the Hamilton Property, described under long-lived assets, net (note 6). The maturity date on the 1st mortgage was extended to December 1, 2023 and the Company incurred additional finance fees totaling $75,878 (C$104,000). The 1st mortgage is repayable interest only on a monthly basis at an annual rate of the higher of the Royal Bank of Canada's prime rate plus 6.05% per annum (currently 11.5% at September 30, 2022) and 10% per annum. The mortgagee continues to charge interest at 10% per annum. The 1st mortgage payable is secured by the shares held of 1684567, a 1st mortgage on the premises located at 704 Phillipston Road, Roslin, Ontario, Canada and a general assignment of rents.

Financing fees on the 1st mortgage totaled $370,213 (C$507,419). In addition, as at September 30, 2022, there is $71,053 (C$97,386) (December 31, 2021-$90,794; C$115,104) of unamortized financing fees included in long-term debt and $33,166 (C$42,740) (December 31, 2021-$31,183; C$42,740) of accrued interest in accrued liabilities in the interim condensed consolidated balance sheets.

ii) On August 17, 2021, the Company obtained a vendor take-back 1st mortgage in the amount of $1,459,200 (C$2,000,000), on the purchase of the Hamilton Property, described under long-lived assets, net (note 6). The 1st mortgage bears interest at an annual rate of 2% per annum, repayable monthly interest only with a maturity date of August 17, 2023, secured by the assets on the Hamilton Property.

For the three and nine-month periods ended September 30, 2022, $104,681 (C$136,682) and $324,937 (C$416,692) (2021-$89,762; C$112,814 and $206,184; C$257,924) respectively, in interest was incurred on the 1st mortgages payable.

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

The Company has received a total of $72,960 (C$100,000) under this program, from its Canadian chartered bank.

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

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
September 30, 2022 and 2021
(Expressed in United States Dollars)
(unaudited)

8. Long-Term Debt, (continued)

The CEBA term loan agreements were amended by extending the interest free repayment date by one year to December 31, 2023. If paid by December 31, 2023, 33.33% ($24,320; C$33,333), previously 25%, of the loans would be forgiven. Repayment terms on the extended period are unchanged.

The CEBA term loan agreements contain a number of positive and negative covenants, for which the Company is not in full compliance.

(f) On April 8, 2021, the Company took delivery of a truck and hauling trailer for a total purchase price of $172,225 (C$218,338) plus applicable harmonized sales taxes. The purchase was financed by a bank term loan of $157,760 (C$200,000), over a forty-eight-month term, bearing interest at 4.95% per annum with monthly blended instalments of principal and interest payments of $3,576 (C$4,901) due April 7, 2025.

For the three and nine-month periods ended September 30, 2022, $1,312 (C$1,716) and $4,342 (C$5,568) (2021-$1,380; C$1,734 and $3,173; C$3,969) respectively, in interest was incurred.

9. Obligations under Capital Lease

			September 30	December 31,
			2022	2021
	(a)	(b)	Total	Total
Obligations under Capital Lease	$-	$138,743	$138,743	$221,133
Less: current portion	-	(60,680)	(60,680)	(91,047)
Long-term portion	$-	$78,063	$78,063	$130,086

Refer also to going concern, note 2.

(a) The lease agreement for certain equipment for the Company's organic composting facility at a cost of $180,540 (C$247,450), is payable in monthly blended installments of principal and interest of $3,734 (C$5,118), plus applicable harmonized sales taxes for a period of forty-six months plus the first two monthly blended installments of $7,296 (C$10,000) plus applicable harmonized sales taxes and an option to purchase the equipment for a final payment of $18,007 (C$24,680) plus applicable harmonized sales taxes on February 27, 2022. The leasing agreement bears interest at the rate of 6.15% annually, compounded monthly, due January 27, 2022. The final payment was made on June 7, 2022.

(b) The lease agreement for certain equipment for the Company's organic waste processing and composting facility at a cost of $284,289 (C$389,650), is payable in monthly blended installments of principal and interest of $4,999 (C$6,852), plus applicable harmonized sales taxes for a period of fifty-nine months plus an initial deposit of $14,191 (C$19,450) plus applicable harmonized sales taxes and an option to purchase the equipment for a final payment of a nominal amount of $73 (C$100) plus applicable harmonized sales taxes on February 27, 2025. The leasing agreement bears interest at the rate of 3.59% annually, compounded monthly, due February 27, 2025.

The lease liabilities are secured by the equipment under capital lease as described under long-lived assets, net (note 6).

Minimum lease payments as per the original terms of the obligations under capital lease are as follows:

In the three-month period ending December 31, 2022	$19,996
In the year ending December 31, 2023	59,988
In the year ending December 31, 2024	59,988
In the year ending December 31, 2025	4,999
144,971
Less: imputed interest	(6,228)
Total	$138,743

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
September 30, 2022 and 2021
(Expressed in United States Dollars)
(unaudited)

9. Obligations under Capital Lease, (continued)

For the three and nine-month periods ended September 30, 2022, $1,361 (C$1,770) and $3,599 (C$4,616) (2021-$2,147; C$2,721 and $9,841; C$12,311) respectively, in interest was incurred. As at September 30, 2022 $464 (C$63) (December 31, 2021- $800; C$999) in accrued interest is included in accrued liabilities in the interim condensed consolidated balance sheets.

10. Convertible Promissory Notes

		September 30, 2022	December 31, 2021

(a)	Convertible promissory note-March 31, 2021	-	553,453
(b)	Convertible promissory note-April 1, 2021	-	455,072
(c)	Convertible promissory note-June 16, 2021	-	460,418
(d)	Convertible promissory note-August 26, 2021	-	143,109
(e)	Convertible promissory notes-October 28 and 29, 2021	2,196,851	1,852,495
(f)	Convertible promissory notes-December 2, 2021	-	333,969
(g)	Convertible promissory notes-March 3 and 7, 2022	2,961,864	-
(h)	Convertible promissory notes- June 23, 2022	1,409,274	-
		$6,567,989	$3,798,516

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
September 30, 2022 and 2021
(Expressed in United States Dollars)
(unaudited)

10. Convertible Promissory Notes, (continued)

These transactions have been accounted for as a single transaction, that together resulted in the extinguishment of the March 2021 Investor Note. The shares issued as described above have been recognized at their respective fair values. The Company recognized a revaluation loss of $1,138,308 during the nine-month period ended September 30, 2022 and a related gain on extinguishment of $1,010,761, resulting in a net fair value loss of $127,547 on the interim condensed consolidated statements of operations and comprehensive loss under other expenses.

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

On December 9, 2021, the April 2021 Investor agreed to adjust the balance of the note, as it was past due, to $400,000. On January 4, 2022, the April 2021 Investor provided the Company with a request to convert the April 2021 Investor Note into 2,000,000 common shares of the Company issued on January 17, 2022, at a conversion price of $0.20 per share, as stipulated in the April 2021 SPA. On conversion, the fair value of the April 2021 Investor Note was $8,790 higher than the balance at December 31, 2021. This increase is included in the loss on revaluation of convertible promissory notes in the interim condensed consolidated statements of operations and comprehensive loss under other expenses.

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
September 30, 2022 and 2021
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

On May 5, 2022, the August 2021 Investor settled the balance of his August 2021 Investor Note for 141,878 common shares of the Company. The settlement was accounted for as an extinguishment because it was settled through the issuance of shares, which were recognized at their fair value in the determination of the gain on extinguishment. The Company recognized a revaluation loss of $1,615 during the nine-month period ended September 30, 2022 and a related gain on extinguishment of $18,311, resulting in a net fair value gain of $16,696 on the interim condensed consolidated statements of operations and comprehensive loss under other expenses.

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
September 30, 2022 and 2021
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

On August 16, 2022, the Company was sent a notice of default from one of the October 2021 Investors, whose investor note was issued on October 29, 2021. And, on September 15, 2022, the Company and the investor of the October 2021 investor note entered into an amendment to the October 2021 investor note which served as a cure to the previously issued default notice.

Pursuant to the September 15, 2022 amendment, the Company and the October 29, 2021 investor, agreed that the outstanding principal amount of his October 29, 2021 investor note would increase by 10% to $1,618,100 from the previously issued principal amount of $1,471,000. The new agreed upon maturity date is now November 15, 2022, subject to certain conditions and the maturity date would automatically be extended to January 15, 2023 provided that the October 29, 2021 investor does not notify the Company in writing prior to the maturity date that the automatic extension of the maturity date has been cancelled. In connection with this amendment, the Company agreed to use its best efforts to promptly facilitate the conversion of the October 29, 2021 investor note into shares of the Company's common stock.

Further, the October 29, 2021 investor agreed not to convert more than $100,000 in any one conversion notice and the October 29, 2021 investor agreed not to issue an additional conversion notice unless and until any previously issued conversion shares have been sold by the October 29, 2021 investor or exceed 10% of the daily trading volume in selling the shares of the Company's common stock.

On September 21, 2022, the October 29, 2021 investor issued a conversion notice to the Company and the Company issued 106,838 common shares at a conversion price of $0.234 per shares on the conversion of $25,000 of the October 29, 2021 investor note, have a fair market value of $28,003 on conversion.

During the nine months ended September 30, 2022, the Company recognized revaluation losses of $349,155 in the interim condensed consolidated statements of operations and comprehensive loss under other expenses.

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
September 30, 2022 and 2021
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
September 30, 2022 and 2021
(Expressed in United States Dollars)
(unaudited)

10. Convertible Promissory Notes, (continued)

Further, on June 29, 2022, the March 2022 Investors revised their March 2022 Investor Notes, to extend the maturity date to August 15, 2022 and increase the principal amount of each of the March 2022 Investor Notes by twenty percent (20%). In addition, the Company agreed to issue 100,000 common shares to the March 2022 Investor. These restricted shares of the Company's common stock will survive a reverse stock split prior to listing. The common shares recorded as shares to be issued for the period ended June 30, 2022, and were subsequently issued on July 11, 2022. The restructurings were accounted for as extinguishments as they were renegotiated after maturity. The Company recognized revaluation losses on these notes of $3,116,458 during the nine-month period ended September 30, 2022 and a related gain on extinguishment of $1,532,583, resulting in a net fair value loss of $1,583,875 on the interim condensed consolidated statements of operations and comprehensive loss under other expenses.

On August 16, 2022, the Company was sent notices of default from the March 2022 Investors. And, on September 15, 2022, the Company and the March 2022 Investors entered into an amendment to the March 2022 Investor Notes which served as a cure to the previously issued default notices.

Pursuant to the September 15, 2022 amendment, the Company and the March 2022 Investors, agreed that the outstanding principal amounts totaling $2,400,000 would increase by 10% to $2,640,000. The new agreed upon maturity date is now November 15, 2022, subject to certain conditions and the maturity date would automatically be extended to January 15, 2023 provided that the March 2022 Investors do not notify the Company in writing prior to the maturity date that the automatic extension of the maturity date has been cancelled. In connection with this amendment, the Company agreed to use its best efforts to promptly facilitate the conversion of the March 2022 Investor Notes into shares of the Company's common stock only after the October 29, 2021 investor note, as described under paragraph (e) above, has been fully converted.

Further, in the event that the October 29, 2021 investor note has been fully converted and the conversion shares sold, thereafter, the March 2022 Investor Notes may both be converted at the March 2022 Investors' discretion on a pari-passu basis, provided, however, that no conversion shall exceed $50,000 for each of the March 2022 Investor Notes and each of the March 2022 Investors shall not sell more than 5% of the daily trading volume in selling the Company's shares of common stock.

h) On June 23, 2022, the Company executed one convertible promissory note (the "June 2022 Investor Note") with an investor (the "June 2022 Investor") in the amount of $1,200,000 bearing interest at 10% per annum and having an OID of 10%. The maturity date of the June 2022 Investor Note is the earlier of December 23, 2022 and the date of the Company's uplist to a national securities exchange. The proceeds from the June 2022 Investor Note were used to repay this investor's June 2021 Investor Note and their December 2021 Investor Note which matured June 16, 2022 and June 2, 2022 respectively, plus accrued interest. The net proceeds, after repaying the December 2021 Investor Note and the June 2021 Investor Note with accrued interest and related disbursements totaled approximately $204,000. The net proceeds were received on June 28, 2022. In addition, the Company issued 1,333,333 common shares to the June 2022 Investor on June 29, 2022 which have been included in the determination of the extinguishment gain and recognized at fair value. The restructuring was accounted for as extinguishments as it was renegotiated after maturity. The Company recognized a revaluation loss of $2,617,764 during the nine-month period ended September 30, 2022 and a related gain on extinguishment of $1,713,165, resulting in a net fair value loss of $904,599 on the interim condensed consolidated statements of operations and comprehensive loss under other expenses.

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
September 30, 2022 and 2021
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

For the three and nine-month periods ended September 30, 2022, the Company issued 106,838 and 2,106,838 common shares respectively, on the conversion of convertible promissory notes, having fair values on conversion in the amount of $28,003 and $491,865, at conversion prices ranging from $0.20 to $0.234 per share. And, for the three and nine-month periods ended September 30, 2021, the Company issued 591,905 and 3,767,029 common shares respectively, on the conversion of convertible promissory notes, in the amount of $809,901, including accrued interest and related costs of $68,901. The share conversion prices ranged from $0.156 to $0.26 per share (on the 2019 convertible promissory notes).

In addition, 3,975,211 share were issued on the issuance of debt on extinguishment of existing debt having a fair value on issuance of $1,591,245.

For the three and nine-month period ended September 30, 2022, the Company incurred interest of $nil and $nil (2021-$60,693 and $104,412 on the 2019 convertible promissory notes).

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

Gains and losses attributable to changes in credit risk were insignificant during all periods presented. The Company recognized a loss of $659,526 at the time of issuance of the convertible promissory notes, and an additional loss of $1,447,619 and $6,572,564 attributed to the change in fair value of the convertible promissory notes for the three and nine-month periods ended September 30, 2022. The Company incurred debt issuance costs for the three and nine-month periods of $nil and $101,000 respectively (2021-$3,750 and $36,250 respectively) which were expensed as incurred.

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
September 30, 2022 and 2021
(Expressed in United States Dollars)
(unaudited)

11. Fair Value Measurement

The following table presents information about the Company's financial assets and liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation:

		Fair Value Measurements as of September 30, 2022 Using:
		Level 3	Total
Assets:	$		$-
Liabilities:
Convertible promissory notes		6,567,989	6,567,989
		$6,567,989	$6,567,989

During each of the nine-month periods ended September 30, 2022 and 2021, there were no transfers between Level 1, Level 2, or Level 3. There were no other financial assets or liabilities measured at fair value on a recurring basis as of September 30, 2022.

The following table summarizes the change in Level 3 financial instruments during the nine-month period ended September 30, 2022.

Fair value at December 31, 2021	$3,798,516
Fair value of new at issuances	2,159,526
Repayments	(85,880)
Mark to market adjustment	6,572,564
Settlement	(5,876,737)
Fair value at September 30, 2022	$6,567,989

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

The fair value of the convertible promissory notes at issuance and at each reporting period was estimated based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The Company used a scenario -based binomial model to estimate the fair value of the convertible promissory notes. The model determines the fair value from a market participant's perspective by evaluating the payouts under hold, convert, or call decisions. The most significant estimates and assumptions used as inputs are those concerning type, timing and probability of specific scenario outcomes. Specifically, the Company assigned a probability of default ("PD"), which would Increase the required payout as described in note 10 and calculated the fair value under each scenario. The PD was assumed to be 50% as at December 31, 2021 and during the three months ended March 31, 2022. The PD as at and during the three months ended June 30, 2022 and September 30, 2022 was assumed to be 75%. Increasing (decreasing) the probability of default would result in a significantly higher (lower) fair value measurement.

Other significant unobservable inputs include the expected volatility, discount for lack of marketability and the credit spread. The expected volatility was based on the historical volatility over a look-back period that was consistent with the balance-remaining term of the instruments. A range of 92% to 159% was used for the expected volatility. The discount for lack of marketability was determined using a range of option pricing methodologies using the remaining restriction term corresponding to each instrument on the relevant valuation date. The credit spread was determined in reference to credit yields of companies with similar credit risk at the date of valuation. A premium of 10% was added to the credit spread as an instrument specific adjustment to reflect the Company’s risk of default. A range of 24.4% to 25.6% was used for the credit spread.

Refer also to going concern, note 2.

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
September 30, 2022 and 2021
(Expressed in United States Dollars)
(unaudited)

12. Loans Payable to Related Parties

	September 30, 2022	December 31, 2021

Director	$40,000	$-
Officer and Director	39,362	-
Total	$79,362	$-

The advances from the CEO are non-interest bearing and are due on demand.

The loan owing to director was received by the Company on June 6, 2022, is unsecured, bearing interest at 5% per annum and due on demand.

During the three and nine-month periods ended September 30, 2022, $548 (C$704) and $679 (C$871) was incurred on the director loan. As at September 30, 2022, $635 (C$871) of accrued interest is included in accrued liabilities in the interim condensed consolidated balance sheets.

13. Capital Stock

As at September 30, 2022, the Company had 150,000,000 common shares authorized with a par value of $.0001 per share and 107,313,135 (December 31, 2021-92,983,547) common shares issued and outstanding.
For the nine-month period ended September 30, 2022, the Company issued 2,000,000 common shares on the conversion of convertible promissory notes, having a fair value on conversion in the amount of $463,862 at a conversion price of $0.20 per share. On conversion, the fair value of the April 2021 Investor Note was higher by $$8,790 than its balance at December 31, 2021. In addition, the Company issued 106,838 common shares on the conversion of $25,000 of the October 29, 2021 investor note at a conversion price of $0.234 per share, having a fair value on conversion of $38,462 on issuance. The fair value of the debt converted in the amount of $25,000, had a fair value of $28,003 on conversion. This increase is included in the loss on revaluation of convertible promissory notes under other expenses in the interim condensed consolidated statements of operations and comprehensive loss. In addition, during the nine-month period ended September 30, 2022, the Company raised $450,560, net of share issue costs of $1,440, on a private placement for 1,444,041 common shares at issue prices ranging from $0.20 to $0.45 per share. Further, 5,605,000 common shares of the Company were issued for professional services valued at $2,005,360, based on the closing trading prices on issuance. The portion relating to the three and nine-month periods ended September 30, 2022 $648,235 and $857,722 respectively, is included in the amount disclosed as stock-based compensation in the interim condensed consolidated statements of operations and comprehensive loss and the balance is included in prepaid expenses and deposits in the interim condensed consolidated balance sheets. In addition, 3,975,211 share were issued on the issuance of debt on extinguishment of existing debt having a fair value on issuance of $1,591,245. Further, on September 8, 2022, 241,502 common shares were returned to treasury.
On January 3, 2022, the Company issued 1,000,000 common shares to the CEO and on February 7, 2022 50,000 common shares to the CFO in connection with their executive consulting agreements, valued at $240,450, based on the closing trading price on the effective date of their executive consulting agreements. Included under management stock-based compensation in the interim condensed consolidated statements of operations and comprehensive loss for the three and nine-month periods ended September 30, 2022 is $60,113 and $180,339 (2021-$54,259 and $162,777) respectively, representing that portion of the stock-based compensation for the period. Also, on January 17, 2022 and March 22, 2022, the Company issued 230,000 common shares on proceeds previously received. And, on February 7, 2022, the Company issued 10,000 common shares to an employee valued at $0.199 per share, the trading price on closing, disclosed under office and administration in the interim condensed consolidated statements of operations and comprehensive loss.
In addition, at June 30, 2022, the Company had recorded in total, $60,100, for shares to be issued relating to a consulting agreement with a service provider for professional services, valued at the closing trading prices on the effective dates stipulated in the consulting agreement and $61,470 for shares to be issued on the revisions to the March 2022 Investor Notes on June 29, 2022 and for a consulting agreement related to one of the March Investors, valued at fair value. The Company issued the 150,000 shares on July 11, 2022.

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
September 30, 2022 and 2021
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

14. Commitments

a) Effective January 1, 2022, as stipulated in each of their respective executive consulting agreements the CEO's monthly fee is $29,184 (C$40,000) and for the CFO $7,296 (C$10,000). The future minimum commitment under these consulting agreements, is as follows:

For the three-month period ending December 31, 2022	$109,440

b) The Company has agreed to lease its office premises from Haute on a month-to-month basis, at the monthly rate of $5,837 (C$8,000). The Company is responsible for all expenses and outlays in connection with its occupancy of the leased premises, including, but not limited to utilities, realty taxes and maintenance.

c) Effective February 3, 2021, upon the successful completion of a Nasdaq listing, the Company has committed a payment of $300,000 to a consulting firm providing advisory and consulting services.

d) On November 5, 2021, the Company committed to the design and construction of its Hamilton, Ontario, Canada facility, including architectural and general consulting fees in the amount of $6,658,190 ($9,125,809).

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
September 30, 2022 and 2021
(Expressed in United States Dollars)
(unaudited)

14. Commitments, (continued)

e) The Company was assigned the land lease on the purchase of certain assets of Astoria Organic Matters Ltd., and Astoria Organic Matters Canada LP. The land lease, which comprises 13.88 acres in Roslin, Ontario, Canada, has a term expiring March 31, 2034. The basic monthly rent on the net lease is $2,189 (C$3,000) and is subject to adjustment based on the consumer price index as published by Statistics Canada ("CPI"). To date, no adjustment for CPI has been charged. The Company is also responsible for any property taxes, maintenance, insurance and utilities. In addition, the Company has the right to extend the lease for five further terms of five years each and one further term of five years less one day. As the Company acquired the business of 1684567, the previous landlord, in 2019, there are no future commitments for this lease.

The Company is responsible through a special provision of the site plan agreement with the City of Belleville (the "City"), Ontario, Canada, that it is required to fund road maintenance required by the City through to September 30, 2025 at an annual rate of $7,296 (C$10,000). The future minimum commitment is as follows:

For the three-month period ending December 31, 2022	$-
For the year ending December 31, 2023	7,296
For the year ending December 31, 2024	7,296
For the year ending December 31, 2025	7,296
$21,888

g) PACE had provided the Company a letter of credit in favor of the MECP in the amount of $201,976 (C$276,831) and, as security, has registered a charge of lease over the premises, located at 704 Phillipston Road, Roslin, Ontario, Canada. The Company is required to provide for environmental remediation and clean-up costs for its organic waste processing and composting facility. The PACE letter of credit expired on September 30, 2022 and was not renewed by PACE.

The letter of credit is a requirement of the MECP and is in connection with the financial assurance provided by the Company for it to be in compliance with the MECPs environmental objectives. The MECP regularly evaluates the Company's organic waste processing and composting facility to ensure compliance is adhered to and the letter of credit is subject to change by the MECP. As a result of audits conducted by the MECP in December of 2020, the Company has accrued estimated and actual costs for corrective measures as a result of the MECP's audits totaling $626,294 (C$858,407) (December 31, 2021-$334,498; C$424,059).

As at September 30, 2022, the MECP has not drawn on the letter of credit and has informed the Company to provide the new letter of credit by November 4, 2022. The Company has been in discussions with its Canadian Chartered bank to obtain a new letter of credit for the new financial assurance with the MECP in the amount of $465,220 (C$637,637) and to provide to the MECP by November 4, 2022. The necessary funds are currently held by the Company’s Canadian Chartered bank and are in the process of being provided to the MECP by an LC or by a bank draft.

15. Other Expenses

	September 30, 2022	September 30, 2021
(a) Gain on forgiveness of convertible promissory notes	$-	$359,460
(b) Gain on disposal of long-lived assets	-	45,349
(c) Loss on revaluation of convertible promissory notes	(7,232,090)	(640,758)
(d) Gain on extinguishment of convertible promissory notes	4,274,820	-
(e) Settlement payment	(250,000)	-
(f) Other revenue-carbon credits	132,826	-
	$(3,074,444)	$(235,949)

(a) During the prior nine-month period ended September 30, 2021, the settlement of the March 2019 Investor Notes resulted in a forgiveness of $135,641, including accrued interest and related costs and on the settlement of the May 2019 Investor Note, the July 2019 Investor Note and the October 2019 Investor Note, $223,819, including accrued and related costs.

(b) During the prior nine-month period ended June 30, 2021, the Company disposed of certain long-lived assets for proceeds of $47,394 (C$60,000) and realized a gain on disposal of $45,349.

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
September 30, 2022 and 2021
(Expressed in United States Dollars)
(unaudited)

15. Other Expenses, (continued)

(c) Loss on revaluation of convertible promissory notes. Refer to note 10, convertible promissory notes.

(d) Gain on extinguishment of convertible promissory notes. Refer to note 10, convertible promissory notes.

(e) Accrued settlement payment for the release of services of a party for an underwriting offering dated March 23, 2022 and amended May 23, 2022.

(f) Proceeds on the sale of carbon credits on the Greenhouse Gas Clean Projects® Registry. Included in other receivable on the interim condensed consolidated balance sheets is the amount of the proceeds on the sale of the carbon credits, including the harmonized sales tax, in total $140,431 (C$192,476).

16. Economic Dependence

The Company generated 84% and 81% of its revenue from three customers, during the three and nine-month periods ended September 30, 2022 (2021-69% from two customers and 80% from four customers) respectively.

17. Legal Proceedings

From time to time, the Company may become involved in litigation relating to claims arising from the ordinary course of business. Management believes that there are currently no claims or actions pending against us, the ultimate disposition of which would have a material adverse effect on our results of operations, financial condition or cash flows.

The Company has a claim against it for unpaid legal fees in the amount $47,600 (C$65,241). The amount is included in accounts payable on the Company's interim condensed consolidated balance sheets.

18. Comparative Figures

Certain figures in the comparative periods have been reclassified to conform to the current periods' presentation.

19. Subsequent Events

The Company's management has evaluated subsequent events up to the date the interim condensed consolidated financial statements were issued, pursuant to the requirements of ASC 855 and has determined the following to be material subsequent events:

(a) On October 1, 2022, the Company signed a consulting agreement with a consultant to provide corporate consulting and advisory services for a term of twelve months in exchange for 300,000 common shares of the Company, valued at the closing price on the effective date of the consulting agreement, October 1, 2022.

(b) On October 24 and October 25, 2022, the Company raised $463,253 (C$636,000) on a private placement to three investors for a total of 3,000,000 common shares of the Company, priced at $0.1544 per share. The proceeds on the private placement were used to acquire a term deposit with the Company's Canadian chartered bank as security for the required letter of credit for the MECP.

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

Growth and percentage comparisons made herein generally refer to the three and nine-month periods ended September 30, 2022 compared with the three and nine-month periods ended September 30, 2021 unless otherwise noted. Unless otherwise indicated or unless the context otherwise requires, all references in this document to "we, "us, "our," the "Company," and similar expressions refer to SusGlobal Energy Corp., and depending on the context, its subsidiaries.

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

Recent Development

On September 21, 2022, the Company announced that its wholly owned subsidiary SusGlobal Energy Belleville Ltd. ("SusGlobal Belleville") has generated its first Verified Emission Reductions and Removals ("VERRs") and sold its first carbon credits as part of the Anew™ SusGlobal Belleville Composting Offset Project in Ontario (the "Project"). The Project generated approximately 105,000 VERRS (generated from 2017 through 2021) with an approximate market value of between CA$5.00 (US$3.65) and CA$10.00 (US$7.30) per VERR. The Project report was submitted to the GHG CleanProjects® Registry, a business unit of the Standards Division of the Canadian Standards Association ("CSA"). The Project is part of the Offset Development and Marketing Agreement with Anew Canada ULC (formerly known as Blue Source Canada ULC) ("Anew Canada") for developed and marketed greenhouse gas ("GHG") offset credits from the Company's 49-acre Organic & Non-Hazardous Waste Processing & Composting Facility in Belleville, Ontario.

The Project has enabled an increase in the diversion of organic waste from landfills, thereby avoiding methane generation. Methane is a highly potent greenhouse gas which is 28 times more effective at trapping heat energy in our atmosphere than carbon dioxide. As organic wastes decompose in landfills, the methane builds up and must be released to prevent dangerous working conditions. By diverting waste that contributes to this problem, the Project benefits the community as well as the climate.

This initial sale of carbon credits expands the Company's ability to deliver on its mission to reduce organic wastes from wood, leaf and yard material, treated municipal sewage waste (biosolids), residential curbside green bin material or SSO and paper sludge otherwise destined for landfills.

Financings

(a) Securities Purchase Agreements

On June 23, 2022, the Company and the June 2021 Investor executed one convertible promissory note (the "June 2022 Investor Note") in the amount of $1,200,000, bearing interest at 10% and having an OID of 10%. The maturity date of the June 2022 Investor Note is the earlier of December 23, 2022 and the date of the Company's uplist to a national securities exchange. The proceeds from the June 2022 Investor Note were used to repay this investor's June 2021 Investor Note and their December 2021 Investor Note which matured June 2, 2022 and June 16, 2022 respectively. The net proceeds, after repaying the December 2021 Investor Note and the June 2021 Investor Note and related disbursements totaled approximately $204,000. The net proceeds were received on June 28, 2022. In addition, the Company issued 1,333,333 common shares to the June 2022 Investor on June 29, 2022. which were included in the determination of the gain on extinguishment and recognized at fair value. The restructuring was accounted for as extinguishments as it was renegotiated after maturity. The Company recognized a revaluation loss of $2,617,764 during the nine-month period ended September 30, 2022 and a related gain on extinguishment of $1,713,165, resulting in a net fair value loss of $904,599 on the interim condensed consolidated statements of operations and comprehensive loss under other expenses.

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

Further, on June 29, 2022, the March 2022 Investors revised their March 2022 Investor Notes, to extend the maturity date to August 15, 2022 and increase the principal amount of each of the March 2022 Investor Notes by twenty percent (20%). In addition, the Company agreed to issue 100,000 common shares to the March 2022 Investor. These restricted shares of the Company's common stock will survive a reverse stock split prior to listing. The common shares recorded as shares to be issued for the period ended June 30, 2022, and were subsequently issued on July 11, 2022. The restructurings were accounted for as extinguishments as they were renegotiated after maturity. The Company recognized revaluation losses on these notes of $3,116,458 during the nine-month period ended September 30, 2022 and a related gain on extinguishment of $1,532,583, resulting in a net fair value loss of $1,583,875 on the interim condensed consolidated statements of operations and comprehensive loss under other expenses.

On August 16, 2022, the Company was sent notices of default from the March 2022 Investors. And, on September 15, 2022, the Company and the March 2022 Investors entered into an amendment to the March 2022 Investor Notes which served as a cure to the previously issued default notices.

Pursuant to the September 15, 2022 amendment the Company and the March 2022 Investors, agreed that the outstanding principal amounts totaling $2,400,000 would increase by 10% to $2,640,000. The new agreed upon maturity date is now November 15, 2022, subject to certain conditions and the maturity date would automatically be extended to January 15, 2023 provided that the March 2022 Investors do not notify the Company in writing prior to the maturity date that the automatic extension of the maturity date has been cancelled. In connection with this amendment, the Company agreed to use its best efforts to promptly facilitate the conversion of the March 2022 Investor Notes into shares of the Company's common stock only after the October 29, 2021 investor note, as described under paragraph (e) above, has been fully converted.

Further, in the event that the October 29, 2021 investor note has been fully converted and the conversion shares sold, thereafter, the March 2022 Investor Notes may both be converted at the March 2022 Investors' discretion on a pari-passu basis, provided, however, that no conversion shall exceed $50,000 for each of the March 2022 Investor Notes and each of the March 2022 Investors shall not sell more than 5% of the daily trading volume in selling the Company's shares of common stock.

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

During the nine months ended September 30, 2022, the Company recognized revaluation losses of $349,155 on the interim condensed consolidated statements of operations and comprehensive loss under other expenses.

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

On August 16, 2022, the Company was sent a notice of default from one of the October 2021 Investors, whose investor note was issued on October 29, 2021. And, on September 15, 2022, the Company and the investor of the October 2021 investor note entered into an amendment to the October 2021 investor note which served as a cure to the previously issued default notice.

Pursuant to the September 15, 2022 amendment the Company and the October 29, 2021 investor, agreed that the outstanding principal amount of his October 29, 2021 would increase by 10% to $1,618,100 from the previously issued principal amount of $1,471,000. The new agreed upon maturity date is now November 15, 2022, subject to certain conditions and the maturity date would automatically be extended to January 15, 2023 provided that the October 29, 2021 investor does not notify the Company in writing prior to the maturity date that the automatic extension of the maturity date has been cancelled. In connection with this amendment, the Company agreed to use its best efforts to promptly facilitate the conversion of the October 29, 2021 investor note into shares of the Company's common stock.

Further, the October 29, 2021 investor agreed not to convert more than $100,000 in any one conversion notice and the October 29, 2021 investor agreed not to issue an additional conversion notice unless and until any previously issued conversion shares have been sold by the October 29, 2021 investor or exceed 10% of the daily trading volume in selling the shares of the Company's common stock.

On September 21, 2022, the October 29, 2021 investor issued a conversion notice to the Company and the Company issued 106,838 common shares at a conversion price of $0.234 per shares on the conversion of $25,000 of the October 29, 2021 investor note, have a fair market value of $28,003 on conversion.

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

On May 5, 2022, the August 2021 Investor settled the balance of his August 2021 Investor Note for 141,878 common shares of the Company. The settlement was accounted for as an extinguishment because it was settled through the issuance of shares, which were recognized at their fair value in the determination of the extinguishment gain. The Company recognized a revaluation loss of $1,615 during the nine-month period ended September 30, 2022 and a related gain on extinguishment of $18,311, resulting in a net fair value gain of $16,696 on the interim condensed consolidated statements of operations and comprehensive loss under other expenses.

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

On December 9, 2021, the April 2021 Investor agreed to adjust the balance of the note, as it was past due, to $400,000. On January 4, 2022, the April 2021 Investor provided the Company with a request to convert April 2021 Investor Note into 2,000,000 common shares of the Company issued on January 17, 2022, at a conversion price of $0.20 per share, as stipulated in the April 2021 SPA. On conversion, the fair value of the April 2021 Investor Note was $8,790 higher than the balance at December 31, 2021. This increase is included in the loss on revaluation of convertible promissory notes in the interim condensed consolidated statements of operations and comprehensive loss under other expenses.

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

These transactions have been accounted for as a single transaction, that together resulted in the extinguishment of the March 2021 Investor Note. The shares issued as described above have been recognized at their respective fair values. The Company recognized a revaluation loss of $1,138,308 during the nine-month period ended September 30, 2022 and a related gain on extinguishment of $1,010,761, resulting in a net fair value loss of $127,547 on the interim condensed consolidated statements of operations and comprehensive loss under other expenses.

The Company initially reserved 5,000,000 of its authorized and unissued Common Stock (the "March 2021 Reserved Amount"), free from pre-emptive rights, to provide for the issuance of Common Stock upon the full conversion of the March 2021 Investor Note.

For the three and nine-month periods ended September 30, 2022, the Company issued nil and 3,975,211 common shares respectively, on the issuance of shares on extinguishment of existing debt, having a fair value of $1,591,245 and $1,591,245 respectively. And, for the three and nine-month periods ended September 30, 2022, the Company issued 106,838 and 2,106,838 common shares respectively, on the conversion of convertible promissory notes having fair values on conversion of $28,003 and $491,865 respectively, at conversion prices ranging from $0.20 and $0.234 per share. For the three and nine-month period ended September 30, 2021, the Company issued nil and 3,175,124 common shares respectively, on the conversion of convertible promissory notes, in the amount of $713,716, including accrued interest and related costs of $32,716. The share conversion prices ranged from $0.156 to $0.26 per share (on the 2019 convertible promissory notes).

For the three and nine-month period ended September 30, 2022, the Company incurred interest of $nil and $nil (2021-$28,963 and $43,719 on the 2019 convertible promissory notes).

Refer also to going concern, note 2 to the interim condensed consolidated financial statements.

(b) Alterna Savings and Credit Union Limited (formerly, Pace Savings & Credit Union Limited ("PACE"))

On November 15, 2021 and March 15, 2022, the Company paid all arrears owing to PACE on each date and PACE agreed to allow the Company to continue payments to the end of the terms of each obligation, September 2022. Management continues discussions with equity investors and with PACE to re-finance its remaining obligations to PACE and repay other creditors. In addition, the existing letter of credit, in the amount of $214,821 (C$276,831) was renewed by PACE to the termination of the Company's obligations to PACE, September 2022. The Company has been in discussions with its Canadian Chartered bank to obtain a new letter of credit for the new financial assurance with the Ministry of the Environment, Conservation and Parks (the "MECP") in the amount of $494,806 (C$637,637). As at September 30, 2022, the Company is in arrears six months for each of its obligations to PACE.

Refer also to going concern, note 2 and subsequent events, note 19, both in the notes to the interim condensed consolidated financial statements for the three and nine-month periods ended September 30, 2022.

The remaining PACE long-term debt was initially payable as noted below:

(a) The credit facility bears interest at the PACE base rate of 9.25% plus 1.25% per annum, at September 30, 2022 10.5%, is payable in monthly blended installments of principal and interest of $6,394 (C$8,764) and matures on September 2, 2022. The first and only advance on the credit facility on February 2, 2017, in the amount of $1,167,360 (C$1,600,000), is secured by a business loan general security agreement, a $1,167,360 (C$1,600,000) personal guarantee from the CEO and a charge against the Haute leased premises. Also pledged as security are the shares of the wholly-owned subsidiaries, and a limited recourse guarantee against each of these parties. On April 3, 2020, the pledged shares were delivered by PACE and are currently held as security for the personal guarantee from the CEO and charge against the Haute leased premises. The credit facility is fully open for prepayment at any time without notice or bonus.

(b) The credit facility advanced on June 15, 2017, in the amount of $437,760 (C$600,000), bears interest at the PACE base of 9.25% plus 1.25% per annum, at September 30, 2022 10.5%, is payable in monthly blended installments of principal and interest of $3,576 (C$4,901), and matures on September 2, 2022. The credit facility is secured by a variable rate business loan agreement on the same terms, conditions and security as noted above.

(c) The corporate term loan advanced on September 13, 2017, in the amount of $2,717,138 (C$3,724,147), bears interest at PACE base rate of 9.25% plus 1.25% per annum, at September 30, 2022 10.5%, is payable in monthly blended installments of principal and interest of $21,677 (C$29,711), and matures September 13, 2022. The corporate term loan is secured by a business loan general security agreement representing a floating charge over the assets and undertakings of the Company, a first priority charge under a registered debenture and a lien registered under the Personal Property Security Act in the amount of $2,919,114 (C$4,000,978) against the assets including inventory, accounts receivable and equipment. The corporate term loan also included an assignment of existing contracts included in the asset purchase agreement.

For the three and nine-month periods ended September 30, 2022, $100,983 (C$131,211) and $255,412 (C$327,535) (2021-$79,687; C$99,683 and $236,743; C$296,151) respectively, in interest was incurred on the PACE long-term debt. As at September 30, 2022 $185,320 (C$254,002) (December 31, 2021-$95,286; C$122,791) in accrued interest is included in accrued liabilities in the interim condensed consolidated balance sheets.

(c) Other Financings

On April 21, 2022, the Company received proceeds from an employee of $28,000 on a private placement for 70,708 common shares of the Company, at a price of $0.396 per share.

On May 5 and 6, 2022, the Company received proceeds of $700,000, on two private placements for 2,333,333 common shares of the Company, at a price of $0.30 per share.

And, on October 24, 2022 and October 25, 2022, the Company raised $463,253 (C$636,000) on a private placement to three investors for a total of 3,000,000 common shares of the Company, priced at $0.1544 per share. The proceeds on the private placement were used to acquire a term deposit with the Company's Canadian chartered bank as security for the required letter of credit for the MECP.

(i) The Company obtained a 1st mortgage provided by private lenders to finance the acquisition of the shares of 1684567 and to provide funds for additional financing needs, including additional lands, received in four tranches totaling $3,793,920 (C$5,200,000) (December 31, 2021-$4,101,760; C$5,200,000). The fourth tranche was received on August 13, 2021 in the amount of $1,386,240 (C$1,900,000) and a portion of this fourth tranche, $1,352,630 (C$1,853,933), was used to fund a portion of the purchase of the Hamilton Property, described under long-lived assets, net (note 6). The maturity date on the 1st mortgage was extended to December 1, 2023 and the Company incurred additional finance fees totaling $75,878 (C$104,000). The 1st mortgage is repayable interest only on a monthly basis at an annual rate of the higher of the Royal Bank of Canada's prime rate plus 6.05% per annum (currently 11.5% at September 30, 2022) and 10% per annum. The mortgagee continues to charge interest at 10% per annum. The 1st mortgage payable is secured by the shares held of 1684567, a 1st mortgage on the premises located at 704 Phillipston Road, Roslin, Ontario, Canada and a general assignment of rents.

Financing fees on the 1st mortgage totaled $370,213 (C$507,419). In addition, as at September 30, 2022, there is $71,053 (C$97,386) (December 31, 2021-$90,794; C$115,104) of unamortized financing fees included in long-term debt and $33,166 (C$42,740) (December 31, 2021-$31,183; C$42,740) of accrued interest in accrued liabilities in the interim condensed consolidated balance sheets.

(ii) On August 17, 2021, the Company obtained a vendor take-back 1st mortgage in the amount of $1,459,200 (C$2,000,000), on the purchase of the Hamilton Property, described under long-lived assets, net (note 6), in the interim condensed consolidated financial statements. The 1st mortgage bears interest at an annual rate of 2% per annum, repayable monthly interest only with a maturity date of August 17, 2023, secured by the assets on the Hamilton Property.

For the three and nine-month periods ended September 30, 2022, $104,681 (C$136,682) and $324,937 (C$416,692) (2021-$89,762; C$112,814 and $206,184; C$257,924) respectively, in interest was incurred on the 1st mortgages payable.

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

The Company has received a total of $72,960 (C$100,000) under this program, from its Canadian chartered bank.

Under the initial term date of the loans, which is detailed in the CEBA term loan agreements, the amount is due on December 31, 2022 and is interest-free. If the loans are not repaid by December 31, 2022, the Company can make payments, interest only, on a monthly basis at an annual rate of 5%, under the extended term date, beginning January 1, 2023, maturing December 31, 2025.

The CEBA term loan agreements were amended by extending the interest free repayment date by one year to December 31, 2023. If paid by December 31, 2023, 33.33% ($24,320; C$33,333), previously 25%, of the loans would be forgiven. Repayment terms on the extended period are unchanged.

The CEBA term loan agreements contain a number of positive and negative covenants, for which the Company is not in full compliance.

(iv) On April 8, 2021, the Company took delivery of a truck and hauling trailer for a total purchase price of $159,299 (C$218,338) plus applicable harmonized sales taxes. The purchase was financed by a bank term loan of $145,920 (C$200,000), over a forty-eight-month term, bearing interest at 4.95% per annum with monthly blended instalments of principal and interest payments of $3,576 (C$4,901) due April 7, 2025.

For the three and nine-month periods ended September 30, 2022, $1,312 (C$1,716) and $4,342 (C$5,568) (2021-$1,380; C$1,734 and $3,173; C$3,969) respectively, in interest was incurred.

(d) Financings Related to Obligations Under Capital Lease

There were no new capital leases entered into by the Company during the three and nine-month periods ended September 30, 2022.The original terms of the obligations under capital lease are noted below under paragraphs (i) and (ii).

(i) The lease agreement for certain equipment for the Company's organic composting facility at a cost of $180,540 (C$247,450 ), is payable in monthly blended installments of principal and interest of $3,734 (C$5,118), plus applicable harmonized sales taxes for a period of forty-six months plus the first two monthly blended installments of $7,296 (C$10,000) plus applicable harmonized sales taxes and an option to purchase the equipment for a final payment of $ 18,007 (C$24,680) plus applicable harmonized sales taxes on February 27, 2022. The leasing agreement bears interest at the rate of 6.15% annually, compounded monthly, due January 27, 2022. The final payment was made on June 7, 2022.

(ii) The lease agreement for certain equipment for the Company's organic waste processing and composting facility at a cost of $284,289 (C$389,650), is payable in monthly blended installments of principal and interest of $4,999 (C$6,852), plus applicable harmonized sales taxes for a period of fifty-nine months plus an initial deposit of $14,191 (C$19,450) plus applicable harmonized sales taxes and an option to purchase the equipment for a final payment of a nominal amount of $73 (C$100) plus applicable harmonized sales taxes on February 27, 2025. The leasing agreement bears interest at the rate of 3.59% annually, compounded monthly, due February 27, 2025.

For the three and nine-month periods ended September 30, 2022, $1,361 (C$1,770) and $3,599 (C$4,616) (2021-$2,147; C$2,721 and $9,841; C$12,311) respectively, in interest was incurred. As at September 30, 2022 $464 (C$63) (December 31, 2021- $800; C$999) in accrued interest is included in accrued liabilities in the interim condensed consolidated balance sheets.

On October 24 and October 25, 2022, the Company raised $463,253 (C$636,000) on a private placement to three investors for a total of 3,000,000 common shares of the Company, priced at $0.1544 per share. The proceeds on the private placement were used to acquire a term deposit with the Company's Canadian chartered bank as security for the required letter of credit for the MECP.

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

Organic Composting Facility- As noted above, the Company's organic waste processing and composting facility, located in Belleville, Ontario Canada, has ECAs in place to accept up to 70,000 MT of waste annually and is currently in operation. Certain assets of the organic waste processing and composting facility, including the ECAs for the waste transfer station (not yet built), were acquired by the Company on September 15, 2017, from the Receiver for Astoria, under the APA. The Company charges tipping fees for the waste accepted at the organic waste composting facility based on arrangements in place with the customers and the type of waste accepted. Typical waste accepted includes, leaf and yard, biosolids, food, liquid, paper sludge and source separated organics. During nine-month period ended September 30, 2022, tipping fees ranged from $50 (C$69) to $109 (C$150) per MT.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2022, the Company had a bank balance of $4,114 (December 31, 2021-$36,033) and current debt obligations and other current liabilities in the amount of $17,231,103 (December 31, 2021-$13,944,507). As at September 30, 2022, the Company had a working capital deficit of $15,504,995 (December 31, 2021-$13,651,619). The Company does not currently have sufficient funds to satisfy the current debt obligations.

On November 15, 2021 and March 15, 2022, the Company paid all arrears owing to PACE on each date and PACE agreed to allow the Company to continue payments to the end of the terms of each obligation, September 2022. Management continues discussions with equity investors and with PACE to re-finance its overdue obligations to PACE and repay other creditors. In addition, the existing letter of credit, in the amount of $201,976 (C$276,831) was renewed by PACE to the termination of the Company's obligations to PACE, September 2022. The Company has been in discussions with its Canadian Chartered bank to obtain a new letter of credit for the new financial assurance with the Ministry of the Environment, Conservation and Parks (the "MECP") in the amount of $465,220 (C$637,637). At September 30, 2022, the Company is in arrears three payments for each of its obligations to PACE.

On April 3, 2020, the shares previously pledged as security to PACE, were released and are currently held as security for the personal guarantee from the CEO and charge against the Haute leased premises.

The Company's total assets as at September 30, 2022 were $10,833,317 (December 31, 2021-$8,571,721) and total current liabilities were $17,231,103 (December 31, 2021-$13,944,507). Significant losses from operations have been incurred since inception and there is an accumulated deficit of $27,123,524 as at September 30, 2022 (December 31, 2021 -$18,334,649). Continuation as a going concern is dependent upon generating significant new revenue and generating external capital and securing debt to satisfy its creditors' demands and to achieve profitable operations while maintaining current fixed expense levels. The Company is also anticipating a successful underwritten offering in connection with its filed registration statement although there can be no assurance that the underwritten offering will be completed.

To pay current liabilities and to fund any future operations, the Company requires significant new funds, which the Company may not be able to obtain. In addition to the funds required to liquidate the $17,231,103 in current debt obligations and other current liabilities, the Company estimates that approximately $13,000,000 must be raised to fund capital requirements and general corporate expenses for the next 12 months.

In the normal course of business, we are exposed to market risks, including changes in interest rates, certain commodity prices and Canadian currency rates. The Company does not use derivatives to manage these risks.

As at September 30, 2022, the current and long-term portions of our debt obligations totaled $15,544,597 (December 31, 2021-$13,537,341).

In addition, as at September 30, 2022, the Company's letter of credit provided by PACE, in the amount of $201,976 (C$276,831), in favor of the MECP, expired. The letter of credit is a requirement of the MECP and is in connection with the financial assurance provided by the Company, for it to be in compliance with the MECPs environmental objectives. The MECP regularly evaluates the Company's organic waste processing and composting facility to ensure compliance is adhered to and the letter of credit is subject to change by the MECP. The Company is in the process of obtaining a new letter of credit with its Canadian Chartered bank for the new financial assurance with the MECP in the amount of $465,220 (C$637,637).

CONSOLIDATED RESULTS OF OPERATIONS - FOR THE THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2022 COMPARED TO THE THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2021

	For the three-month periods ended
	September 30, 2022	September 30, 2021

Revenue	$164,376	$204,796

Cost of Sales
Opening inventory	19,555	35,983
Depreciation	112,731	116,632
Direct wages and benefits	52,860	74,093
Equipment rental, delivery, fuel and repairs and maintenance	365,975	371,424
Utilities	(7,760)	16,872
Outside contractors	535	39,717
	543,896	654,721
Less: closing inventory	(48,154)	(21,506)
Total cost of sales	495,742	633,215

Gross loss	(331,366)	(428,419)

Operating expenses
Management compensation-stock-based compensation	60,113	54,259
Management compensation-fees	115,175	90,471
Marketing	(250)	30,131
Professional fees	190,653	100,454
Interest expense	208,537	222,271
Office and administration	67,377	66,329
Rent and occupancy	54,586	56,148
Insurance	12,867	19,719
Filing fees	9,699	49,131
Amortization of financing costs	27,752	41,177
Directors' compensation	14,366	14,905
Stock-based compensation	659,050	31,946
Repairs and maintenance	2,386	3,688
Foreign exchange loss	378,510	35,569
Total operating expenses	1,800,821	816,198

Net Loss From Operating Activities	(2,132,187)	(1,244,617)
Other Expenses	(1,564,793)	(451,805)
Net Loss Before Income Taxes Recovery	$(3,696,980)	$(1,696,422)

During the three-month period ended September 30, 2022, the Company generated $164,376, of revenue from its organic waste processing and composting facility and its garbage collection operations compared to $204,796 in the three-month period ended September 30, 2021. The reduction in revenue is primarily due to changes in the customer base including a contract the Company terminated in September 2021 and a reduction of garbage collection revenue as the Company substantially reduced its garbage collection services at the end of February 2022. The majority of the revenue from the organic waste processing and composting facility relates to revenue from tipping fees charged for organic and other waste accepted and to a lesser portion relating to the sale of compost processed.

In the operation of the organic waste processing and composting facility, the Company processes organic and other waste received and produces the end product, compost. The cost of producing the compost totaled $495,742 for the three-month period ended September 30, 2022 compared to $633,215 for the three-month period ended September 30, 2021. These costs include equipment rental, delivery, fuel, repairs and maintenance, direct wages and benefits, depreciation, utilities and outside contractors. The significant reduction in costs are the results of a lower depreciation, direct wages and benefits, equipment rental, delivery, fuel and repairs and maintenance offset by a higher estimate for the clean-up of certain waste as ordered by the MECP. For the Company's utility charges, although the usage was minimal in the current period, a credit of $7,760 compared to a charge of $16,872 in the prior period, the Company was able to benefit from certain reductions provided by the utility company. In addition, the use of outside contractors reduced significantly as a result of the Company substantially reducing its garbage collection services and having no need for most of the services of its outside contractor, by the end of February.

Operating expenses increased by $984,623 from $816,198 in the three-month period ended September 30, 2021 to $1,800,821 in the three-month period ended September 30, 2022, explained further below.

Management compensation related to stock-based compensation increased by $5,854, in the three-month period ended September 30, 2022 compared to the three-month period ended September 30, 2021, as a result of the new common stock issued to the officers as stipulated in their executive consulting contracts, effective January 1, 2022. The total stock-based compensation valued at $240,450, based on the trading price of the shares on the effective date is being expensed over the year. And, the management compensation relating to fees increased by $24,704, from $90,471 in the three-month period ended September 30, 2021 to $115,175 in the three-month period ended September 30, 2022, the result of increased monthly fees, effective January 1, 2022.

As a result of no marketing campaign during the current three-month period ended September 30, 2022, marketing expenses decreased by $30,381, from $30,131 in the three-month period ended September 30, 2021 to a credit of $250 for the three-month period ended September 30, 2022.

Professional fees increased by $90,199, from $100,454 in the three-month period ended September 30, 2021 to $190,653 in the three-month period ended September 30, 2022. primarily due to increased estimated costs for the 2022 audit, review and tax related services along with other services which were higher than previously accrued. In addition, the Company engaged the services of a certified public accounting firm to assist management with the valuation of the convertible promissory notes. In addition, the Company incurred additional professional fees in connection with its S-1/A registration statement.

Interest expense decreased by $13,734 from $222,271 in the three-month period ended September 30, 2021 to $208,537 in the three-month period ended September 30, 2022. This decrease was primarily due to the absence of any interest related to the convertible promissory notes issued in 2019 and settled or paid prior to the end of December 31, 2021, offset by increases in interest expense for variable rate debt subject to increases in the prime rate of interest during the three months ended September 30, 2022 and additional interest on the increased 1st mortgage for the Company's waste processing and composting facility in the amount of $1,386,240 (C$1,900,000) received mid-way through Q3 of 2021.

Office and administration expenses increased by a nominal amount of $1,048, from $66,329 in the three-month period ended September 30, 2021 to $67,377 in the three-month period ended September 30, 2022.

Rent and occupancy decreased by a nominal amount of $1,562, from $56,148 in the three-month period ended September 30, 2021 to $54,586 in the three-month period ended September 30, 2022.

Insurance decreased by $6,852, from $19,719 in the three-month period ended September 30, 2021 to $12,867 in the three-month period ended September 30, 2022, primarily due to the absence of the insurance on the Company's new facility under construction in Hamilton, Ontario, Canada, with the suspension of construction.

Filing fees decreased by $39,432, from $49,131 in the three-month period ended September 30, 2021 to $9,699 in the three-month period ended September 30, 2022, primarily due to the absence of investor relations activities.

The amortization of financing costs decreased by $14,025, from $41,177 in the three-month period ended September 30, 2021 to $27,752 in the three-month period ended September 30, 2022, due to the reduction in financing fees expense one of the 1st mortgages being re-financed on September 1, 2022.

Directors' compensation decreased nominally by $539 from $14,905 in the three-month period ended September 30, 2021 to $14,366 in the three-month period ended September 30, 2022. The number of independent directors was unchanged in the two periods.

Stock-based compensation increased by $627,104, from $31,946 in the three-month period ended September 30, 2021 to $659,050 in the three-month period ended September 30, 2022, as a result of significant new consulting services provided by several new service providers in the current period resulting in the issuance of 4,710,000 common shares of the Company.

Repairs and maintenance decreased nominally by $1,302, from $3,688 in the three-month period ended September 30, 2021 to $2,386 in the three-month period ended September 30, 2022.

The foreign exchange loss increased by $342,941, from $35,569 in the three-month period ended September 30, 2021 to $378,510 in the three-month period ended September 30, 2022, due primarily to the translation of significant United States dollar denominated transactions and balances, including the convertible promissory notes, during a period of the devaluation of the Canadian dollar (strengthening of the United States dollar) compared to the prior period.

During the current three-month period ended September 30, 2022, the Company recorded a loss on the revaluation of the convertible promissory notes in the amount of $1,447,619 compared to $451,805 in the prior period ended September 30, 2021. In addition, the Company recorded revenue from proceeds earned on the sale of carbon credits on the Greenhouse Gas Clean Projects® Registry, in the amount of $132,826. This was the Company's first recorded revenue from the sale of carbon credits and the carbon credits were earned in the years 2017 and 2018. Also, included in other expense is an amount of $250,000 for the accrued settlement payment for the release of services of a party for an underwriting offering dated March 23, 2022 and amended May 23, 2022.

CONSOLIDATED RESULTS OF OPERATIONS - FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2022 COMPARED TO THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2021

	For the nine-month periods ended
	September 30, 2022	September 30, 2021

Revenue	$418,989	$610,088

Cost of Sales
Opening inventory	20,582	24,740
Depreciation	344,196	388,731
Direct wages and benefits	158,356	210,542
Equipment rental, delivery, fuel and repairs and maintenance	477,128	546,597
Utilities	35,410	24,290
Outside contractors	26,018	61,089
	1,061,690	1,255,989
Less: closing inventory	(48,154)	(21,506)
Total cost of sales	1,013,536	1,234,483

Gross loss	(594,547)	(624,395)

Operating expenses
Management compensation-stock-based compensation	180,339	162,777
Management compensation-fees	350,910	273,395
Marketing	1,003,959	158,605
Professional fees	812,738	268,200
Interest expense	589,488	555,131
Office and administration	259,193	171,164
Rent and occupancy	171,177	125,067
Insurance	76,304	51,106
Filing fees	71,242	85,278
Amortization of financing costs	94,916	66,508
Directors' compensation	43,864	38,241
Stock-based compensation	955,837	68,228
Repairs and maintenance	(8,773)	11,475
Foreign exchange loss	518,690	16,130
Total operating expenses	5,119,884	2,051,305

Net Loss From Operating Activities	(5,714,431)	(2,675,700)
Other Expenses	(3,074,444)	(235,949)
Net Loss Before Income Taxes Recovery	$(8,788,875)	$(2,911,649)

During the nine-month period ended September 30, 2022, the Company generated $418,989 of revenue from its organic waste processing and composting facility and its garbage collection operations compared to $610,088 in the nine-month period ended September 30, 2021. The reduction in revenue is primarily due to changes in the customer base including a contract the Company terminated in September 2021 and a reduction of garbage collection revenue as the Company substantially reduced garbage collection services at the end of February 2022. The majority of the revenue from the organic waste processing and composting facility relates to revenue from tipping fees charged for organic and other waste accepted and to a lesser portion relating to the sale of compost processed.

In the operation of the organic waste processing and composting facility, the Company processes organic and other waste received and produces the end product, compost. The cost of producing the compost totaled $1,013,536 for the nine-month period ended September 30, 2022 compared to $1,234,483 for the nine-month period ended September 30, 2021. These costs include equipment rental, delivery, fuel, repairs and maintenance, direct wages and benefits, depreciation, utilities and outside contractors. The reduction in costs of $220,947 is primarily attributable to reduced depreciation as several of the Company's mobile equipment were fully depreciated in the current period, a reduction in direct labour and benefits from reduced overtime and one less staff member, offset by increased utilities costs as projected credits offered by the hydro utility expired. In addition, the equipment rental, delivery, fuel, repairs and maintenance include an estimate for the clean-up of certain waste as ordered by the MECP. The estimate has been reduced as the Company was able to use the services of a hauler to dispose of the excess waste to a landfill facility at a lower cost than that in the prior period. In addition, fuel costs were lower in the current period as a result of no longer operating its garbage truck and a reduction in the use of its own truck and trailer for hauling waste for the customer whose contract was terminated in September 2021.

Operating expenses increased by $3,068,579 from $2,051,305 in the nine-month period ended September 30, 2021 to $5,119,884 in the nine-month period ended September 30, 2022, explained further below.

Management compensation related to stock-based compensation increased by $17,562, in the nine-month period ended September 30, 2022 compared to the nine-month period ended September 30, 2021, as a result of the new common stock issued to the officers as stipulated in their executive consulting contracts, effective January 1, 2022. The total stock-based compensation valued at $240,450, based on the trading price of the shares on the effective date is being expensed over the year. And, the management compensation relating to fees increased by $77,515, from $273,395 in the nine-month period ended September 30, 2021 to $350,910 in the nine-month period ended September 30, 2022, the result of increased monthly fees, effective January 1, 2022.

Marketing expenses increased by $845,354, from $158,605 in the nine-month period ended September 30, 2021 to $1,003,959 for the nine-month period ended September 30, 2022, primarily the result of a new marketing campaign which commenced in Q3 of 2021.

Professional fees increased by $544,538, from $268,200 in the nine-month period ended September 30, 2021 to $812,738 in the nine-month period ended September 30, 2022. primarily due to increased estimated costs for the 2022 audit, review and tax related services. In addition, the Company had engaged the services of a chartered professional accounting firm to assist management with various documentation and reporting matters in the current year to the end of June 30, 2022 and for Q3-2022, the Company engaged the services of a certified public accounting firm to assist management in the valuation of the convertible promissory notes. In addition, the Company incurred additional professional fees in connection with its S-1/A registration statement.

Interest expense increased by $34,357 from $555,131 in the nine-month period ended September 30, 2021 to $589,488 in the nine-month period ended September 30, 2022. This increase was primarily due to the increased 1st mortgage for the Company's waste processing and composting facility in the amount of $1,386,240 (C$1,900,000), received mid-way through Q3 of 2021 and increases in the Company's variable rate borrowing which are impacted by changes in the prime rate of interest.

Office and administration expenses increased by $88,029, from $171,164 in the nine-month period ended September 30, 2021 to $259,193 in the nine-month period ended September 30, 2022. The increase included additional expenses incurred for the new facility under construction in Hamilton, Ontario, Canada, including security and other office expenses of $12,673, including website maintenance and improvements of $16,332, increased penalties and interest of 17,560, a request for payment in the amount of $29,236 from one of the Company's past garbage collection customers resulting from contract termination, the absence of a $30,000 IRS administrative credit offset by a reduction in a variety of other office and administrative expenses of approximately $18,000.

Rent and occupancy increased by $46,110, from $125,067 in the nine-month period ended September 30, 2021 to $171,177 in the nine-month period ended September 30, 2022, primarily due to an increase in the monthly rent for the Company's Toronto, Ontario, Canada office and increased realty taxes for the Company's new facility under construction in Hamilton, Ontario, Canada.

Insurance increased by $32,050, from $51,106 in the nine-month period ended September 30, 2021 to $76,304 in the nine-month period ended September 30, 2022, primarily due to the new insurance on the Company's new facility which was under construction in Hamilton, Ontario, Canada.

Filing fees decreased by $14,036, from $85,278 in the nine-month period ended September 30, 2021 to $71,242 in the nine-month period ended September 30, 2022, primarily due to the absence of investor relations activities, offset by costs associated with the special meeting of the shareholders on March 24, 2022, administrative costs incurred in the filing of the S-1 (and S-1/A) registration statement and an increase in investor relations activities.

The amortization of financing costs increased by $28,408, from $66,508 in the nine-month period ended September 30, 2021 to $94,916 in the nine-month period ended September 30, 2022, due to the additional financing fees incurred on the increased 1st mortgage, received in Q3 of 2021 and for the extension in Q3 of 2022.

Directors' compensation increased by $5,623 from $38,241 in the nine-month period ended September 30, 2021 to $43,864 in the nine-month period ended September 30, 2022, due to the full complement of independent directors in the current period.

Stock-based compensation increased by $260,505, from $68,228 in the nine-month period ended September 30, 2021 to $955,837 in the nine-month period ended September 30, 2022, as a result of significant new consulting services provided by several new service providers in 2022 and in the current period resulting in the issuance of 5,605,000 common shares of the Company.

Repairs and maintenance decreased by $20,248, from $11,475 in the nine-month period ended September 30, 2021 to a credit of $(8,773) in the nine-month period ended September 30, 2022, due to absence of repairs at the Company's waste processing and organic composting facility and a credit on certain roofing repairs in the Company's Toronto, Ontario, Canada office.

The foreign exchange loss increased by $502,560, from $16,130 in the nine-month period ended September 30, 2021 to $518,690 in the nine-month period ended September 30, 2022, due primarily to the translation of significant United States dollar denominated transactions and balances, including the convertible promissory notes, during a period of the devaluation of the Canadian dollar (strengthening of the United States dollar) compared to the prior period.

During the current nine-month period ended September 30, 2022, the Company recorded a net expense for the revaluation and gain on extinguishment of its convertible promissory notes in the amount of $2,957,270 compared to $640,758 in the prior period ended September 30, 2021. In addition, the Company recorded revenue from proceeds earned on the sale of carbon credits on the Greenhouse Gas Clean Projects® Registry, in the amount of $132,826. This was the Company's first recorded revenue from the sale of carbon credits and the carbon credits were earned in the years 2017 and 2018. Also, included in other expense is an amount of $250,000 for the accrued settlement payment for the release of services of a party for an underwriting offering dated March 23, 2022 and amended May 23, 2022.

In the prior period the Company record a gain on forgiveness of convertible promissory notes in the amount of $359,460, relating to convertible promissory notes issued in 2019 and a gain on disposal of long-lived assets in the amount of $45,349.

As at September 30, 2022, the Company had a working capital deficit of $15,504,995 (December 31, 2021-$13,651,619), incurred a net loss of $8,788,875 (September 30, 2021-$2,885,097) for the nine months ended September 30, 2022 and had an accumulated deficit of $27,123,524 (December 31, 2021-$18,334,649) and expects to incur further losses in the development of its business.

These factors cast substantial doubt as to the Company's ability to continue as a going concern, which is dependent upon its ability to obtain the necessary financing to further the development of its business, satisfy its overdue obligations to PACE and its other creditors and upon achieving profitable operations. There is no assurance of funding being available or available on acceptable terms. Realization values may be substantially different from carrying values as shown.

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

Stock-based compensation

The Company records compensation costs related to stock-based awards in accordance with ASC 718, Compensation-Stock Compensation, whereby the Company measures stock-based compensation cost at the grant date based on the estimated fair value of the award. Compensation cost is recognized on a straight-line basis over the requisite service period of the award. Where necessary, the Company utilizes the Black-Scholes option-pricing model to estimate the fair value of stock options granted, which requires the input of highly subjective assumptions including: the expected option life, the risk-free rate, the dividend yield, the volatility of the Company's stock price and an assumption for employee forfeitures. The risk-free rate is based on the U.S. Treasury bill rate at the date of the grant with maturity dates approximately equal to the expected term of the option. The Company has not historically issued any dividends and does not expect to in the near future. Changes in any of these subjective input assumptions can materially affect the fair value estimates and the resulting stock- based compensation recognized. The Company has not issued any stock options and has no stock options outstanding at September 30, 2022.

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

There were no new accounting pronouncements adopted during the nine months ended September 30, 2022.

EQUITY

As at September 30, 2022, the Company had 107,313,135 common shares issued and outstanding. As at November 14, 2022, the Company had 110,613,135 common shares issued and outstanding.

STOCK OPTIONS, WARRANTS AND RESTRICTED STOCK UNITS

The Company has no stock options, warrants or restricted stock units outstanding as at September 30, 2022 and as of the date of this filing.

RELATED PARTY TRANSACTIONS

For the three and nine-month periods ended September 30, 2022, the Company incurred $92,189 (C$120,000) and $280,728 (C$360,000) (2021-$71,424; C$90,000 and $215,838; C$270,000) respectively, in management fees expense with Travellers International Inc. ("Travellers"), an Ontario company controlled by a director and the president and chief executive officer (the "CEO"); and $22,986 (C$30,000) and $70,182 (C$90,000) (2021-$19,047; C$24,000 and $57,557; C$72,000) respectively, in management fees expense with the Company's chief financial officer (the "CFO"). As at September 30, 2022, unpaid remuneration and unpaid expenses in the amount of $227,100 (C$311,266) (December 31, 2021-$410,219; C$522,639) is included in accounts payable in the interim condensed consolidated balance sheets. This balance disclosed for December 31, 2021 includes amounts owing to the former chief executive officer in the amount of $310,428 (C$395,500).

For the three and nine-month periods ended September 30, 2022, the Company incurred $27,728 (C$36,244) and $89,530 (C$114,812) (2021-$27,220; C$34,225 and $72,672; C$90,908) respectively, in rent expense paid under a lease agreement with Haute Inc. ("Haute"), an Ontario company controlled by the CEO.

During the three and nine-month periods ended September 30, 2022, Travellers converted a total of $nil (C$) and $nil (C$nil) respectively, (December 31, 2021-$371,001 (C$461,620) of loans provided during the period and $nil (C$) and $nil (C$nil) respectively, (December 31, 2021-$80,323; C$101,700) of accounts payable owing to Travellers for nil common shares (December 31, 2021-1,726,076 common shares).

In addition, during the three and nine-month periods ended September 30, 2022, the Company paid the CFO interest of $nil (C$nil) and $526 (C$674) (2021-$nil; C$nil and $nil; C$nil), respectively on loans totaling $29,211 (C$36,000) provided to the Company and repaid during the three-month period ended March 31, 2022.

For those independent directors providing their services throughout 2022, the Company accrued directors' compensation for the three and nine-month periods ended September 30, 2022 in the amount of $14,366 (C$18,750) and $43,864 (C$56,250) respectively, (2021-$14,905; C$18,751 and $38,241; C$47,837) respectively. Also included in directors' compensation for the three-month and nine-month periods ended September 30, 2022, is the audit committee chairman's fees, in the amount of $nil (C$) and $nil (C$nil) (2021-$nil; C$nil and $nil; C$nil) respectively. As at September 30, 2022, outstanding directors' compensation of $113,419 (C$145,446) (December 31, 2021-$70,358; C$89,196) is included in accrued liabilities, in the interim condensed consolidated balance sheets.

In addition, during the three and nine-month periods ended September 30, 2022, the Company accrued interest of $547 and $679 respectively, on the $40,000 loan provided by an independent director during the three-month period ended June 30, 2022. Refer also to note 12, loans payable to related party, in the condensed interim consolidated financial statements.

Pursuant to the terms of the CEO's Consulting Agreement, for his services as the CEO, the compensation is at a rate of $21,888 (C$30,000) per month for twelve (12) months, beginning on the Effective Date, January 1, 2021, and at a rate of $29,184 (C$40,000) per month for twelve (12) months, beginning January 1, 2022. In addition, the Company agreed to grant the CEO 1,000,000 restricted shares of the Company's Common Stock, par value of $0.0001 per share (the "Common Stock") on the Effective Date, and 1,000,000 shares of Common Stock on January 1, 2022. The Company has also agreed to reimburse the CEO for certain out-of-pocket expenses incurred by the CEO.

Pursuant to the terms of the CFO's Consulting Agreement for his services as the CFO, the compensation is at a rate of $5,837 (C$8,000) per month for twelve (12) months, beginning on the Effective Date, January 1, 2021. In addition, the Company agreed to grant the CFO 50,000 restricted shares of the Company's Common Stock, par value of $0.0001 per share (the "Common Stock") on the Effective Date. The Company has also agreed to reimburse the CFO for certain out-of-pocket expenses incurred by the CFO.

Pursuant to the terms of the CFO's Consulting Agreement for his services as the CFO, the compensation is at a rate of $7,296 (C$10,000) per month for twelve (12) months, beginning on the Effective Date, January 1, 2022. In addition, the Company agreed to grant the CFO 50,000 restricted shares of the Company's Common Stock, par value of $0.0001 per share (the "Common Stock") on the Effective Date. The Company has also agreed to reimburse the CFO for certain out-of-pocket expenses incurred by the CFO.

Furthermore, for the three and nine-month periods ended September 30, 2022, the Company recognized management stock-based compensation expense of $60,113 and $180,339 (2021-$54,259 and $162,777) respectively, on the common stock issued to the CEO and the CFO, 1,000,000 and 50,000 common stock, respectively, as stipulated in their executive consulting agreements, effective January 1, 2022. The total stock-based compensation on the issuance of the common stock totaled $240,450 (2021-$217,035). The portion to be expensed for the balance of the year, $60,111 (2021-$54,258 is included in prepaid expenses and deposits in the interim condensed consolidated balance sheets.

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

Changes in Internal Control over Financial Reporting

During the nine-month period ended September 30, 2022, management made a change to its internal controls over financial reporting by engaging the services of specialists to assist with the proper assessment of the terms and conditions of the convertible promissory notes and their initial and subsequent measurements.

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

The Company has a claim against it for unpaid legal fees in the amount $47,600 (C$65,241). The amount is included in accounts payable on the Company's interim condensed consolidated balance sheets.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine-month period ended September 30, 2022, the Company issued:

(i) 230,000 common shares for proceeds previously received.

(ii) 1,000,000 common shares issued to the CEO as stipulated in his 2021 executive consulting agreement and 50,000 common shares issued to the CFO as stipulated in his 2022 executive consulting agreement.

(iii) 2,106,838 common shares issued on the conversion of convertible promissory notes to equity.

(iv) 4,125,211 common shares on the extinguishment of existing debt.

(v) 5,605,000 common shares were issued for professional services.

(vi) 10,000 common shares issued to an employee.

(vii) The Company raised $444,560, net of share issue costs of $1,440, on a private placement for 1,444,041 common shares at issue prices ranging between $0.30 and $0.45 per share.

(viii) 241,502 common shares returned to treasury.

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

Item 6. Exhibits.

The following exhibits are filed as part of this quarterly report on Form 10-Q:

Exhibit No.	Description

4.1	Amendments to OID Convertible Promissory Notes, dated September 15, 2022 (Filed as Exhibit 4.1 to the Registrant's Form 8-K filed with the SEC on September 21, 2022)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of Sarbanes-Oxley Act of 2002).

101.INS*	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith

+ In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUSGLOBAL ENERGY CORP.

November 14, 2022	By:	/s/ Marc Hazout
Marc Hazout
Executive Chairman, President and Chief Executive Officer

November 14, 2022	By:	/s/ Ike Makrimichalos
Ike Makrimichalos
Chief Financial Officer (Principal Financial and Accounting Officer)

