Form 10-K
period 2022-12-31
SusGlobal Energy Corp.
filed 2023-04-17
CIK 1652539

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [ ]

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the fi ling reflect the correction of an error to previously issued financial statements. [  ]

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [  ] No [X]

The aggregate market value of the 83,942,739 voting common stock held by non-affiliates of the registrant as of June 30, 2022 (the last business day of the registrant's most recently completed second fiscal quarter) was $62,109,233 based on the closing price of $0.7399 per share of the registrant's common stock as quoted on the OTCQB marketplace on that date.

The number of shares of Common Stock, $0.0001 par value, of the registrant outstanding as of April 17, 2023 was 118,993,297.

DOCUMENTS INCORPORATED BY REFERENCE

None

2

PART 1

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

Item 1. Business.

OVERVIEW

The following organization chart sets forth our wholly owned subsidiaries:

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

We are a "smaller reporting company," as defined under SEC Regulation S-K. As such, we also are exempt from the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and also are subject to less extensive disclosure requirements regarding executive compensation in our periodic reports and proxy statements. We will continue to be deemed a smaller reporting company until (i) our public float exceeds $250 million on the last day of our second fiscal quarter in our prior fiscal year (if our annual revenues exceeded $100 million in such prior fiscal year); or (ii) our public float exceeds $700 million on the last day of our second fiscal quarter in our prior fiscal year (if our annual revenues were less than $100 million in such prior fiscal year).

RECENT BUSINESS DEVELOPMENTS

On March 28, 2023, the Company and PACE finalized a full and final mutual release of all the obligations owing to PACE, including accrued interest, in exchange for an amount of $922,875 (C$1,250,000). The funds are being held in escrow by the Company's Canadian legal counsel. The funds will be released to PACE once the letter of credit, in the amount of $204,384 (C$276,831), is released by the Ministry of the Environment, Conservation and Parks (the "MECP") to PACE. On December 31, 2022, prior to this full and final mutual release, the obligations owing to PACE, included under long-term debt in the consolidated balance sheets, totaled $3,446,586 (C$4,668,273). The Company raised the funds by securing a 2nd mortgage in the amount of $1,107,450 (C$1,500,000) prior to disbursements of $184,575 (C$250,000), on its Belleville, Ontario Canada property.

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

New and Renewed Consulting Contracts

The Company entered into an Executive Chairman Consulting Agreement (the "CEO's Consulting Agreement"), by and among the Company, Travellers International Inc. ("Travellers"), and the CEO, who is also a director, the Executive Chairman and President of the Company, effective January 1, 2023 (the "Effective Date"). The CEO's Consulting Agreement replaced the consulting agreement which expired on December 31, 2022.

Pursuant to the terms of the CEO's Consulting Agreement, for his services as the CEO, the compensation is at a rate of $29,532 (C$40,000) per month for twelve (12) months, beginning on the Effective Date, and at a rate of $36,915 (C$50,000) per month for twelve (12) months, beginning January 1, 2024. In addition, the Company agreed to grant the CEO 3,000,000 restricted shares of the Company's common stock, par value of $0.0001 per share (the "Common Stock") on the Effective Date. This common stock was issued on January 3, 2023. The Company has also agreed to reimburse the CEO for certain out-of-pocket expenses incurred by the CEO.

The CEO's Consulting Agreement is for a term of twenty-four (24) months. Upon a Constructive Discharge (as defined in the CEO's Consulting Agreement) and subject to certain notification requirements and the Company's opportunity to cure the Constructive Discharge, the CEO will be entitled to a compensation of twelve (12) months' fees, as well as any bonus compensation owing.

The Company also entered into an Executive Consulting Agreement (the "CFO Consulting Agreement"), by and between the Company and the CFO of the Company, effective January 1, 2023. Pursuant to the terms of the CFO Consulting Agreement, the CFO is entitled to fees of $9,229 (C$12,500) per month for twelve (12). In addition, the Company has also agreed to grant the CFO 100,000 restricted shares of the Company's common stock, par value of $0.0001 per share on the Effective Date. The Company has also agreed to reimburse the CFO for certain out-of-pocket expenses incurred by the CFO. This common stock was issued on January 3, 2023. The CFO's Consulting Agreement replaced the consulting agreement which expired on December 31, 2022.

The CFO's Consulting Agreement is for a term of twelve (12) months. Upon a Constructive Discharge (as defined in the CFO's Consulting Agreement) and subject to certain notification requirements and the Company's opportunity to cure the Constructive Discharge, the CFO will be entitled to a compensation of two (2) months' fees, as well as any bonus compensation owing.

Financings

(a) Securities Purchase Agreements

On December 31, 2022, the Company had and currently has 5 security purchase agreements outstanding with 4 investors. The outstanding principal balance at December 31, 2022 of the convertible promissory notes was $5,825,260 with a fair value of $7,796,433. At the time of this filing, the outstanding principal balance was $5,632,160 after 4 conversions on one of the investor notes, in total $193,100 for 1,424,465 common shares of the Company, subsequent to December 31, 2022.

Please refer to the consolidated financial statements, convertible promissory notes, note 12 and fair value measurement, note 13 for details on the convertible promissory notes.

(b) PACE

On February 18, 2021, PACE Savings and Credit Union Limited ("PACE") and the Company reached a new agreement to repay all amounts owing to PACE on or before July 30, 2021. Management was not able to meet the July 30, 2021 deadline. On August 13, 2021, PACE agreed to allow the Company until August 31, 2021 to bring the arrears current and continue to September 2022, the original maturity date. Management was not able to meet the August 31, 2021 deadline. On November 15, 2021, the Company paid all arrears to PACE and PACE agreed to allow the Company to continue payments to the end of the terms of each obligation, September 2022. Similarly, the Company paid all arrears to PACE on March 15, 2022 and PACE allowed the Company to continue payments to the end of the terms of each obligation, September 2022. Management continues discussions with equity investors to repay its other creditors and is in discussions with PACE to settle its overdue obligations. See above, under Recent Developments for details of a full and final mutual release of all obligations to PACE, including accrued interest, for a final payment of $922,875 (C$1,250,000).

Details of each of the remaining credit facilities and corporate term loan are as follows:

(i)	The credit facility bears interest at the PACE base rate of 11.00% plus 1.25% per annum, currently 12.25%, is payable in monthly blended installments of principal and interest of $6,470 (C$8,764) and matured on September 2, 2022. The first and only advance on this credit facility received on February 2, 2017, in the amount of $1,181,280 (C$1,600,000), is secured by a business loan general security agreement, a $1,181,280 (C$1,600,000) personal guarantee from the CEO and a charge against the Haute leased premises. Also pledged as security are the shares of the wholly-owned subsidiaries, and a limited recourse guarantee against each of these parties. The pledged shares were delivered by PACE and are currently held as security for the personal guarantee from the CEO and charge against the Haute leased premises.

(ii)	The credit facility advanced on June 15, 2017, in the amount of $442,980 (C$600,000), bears interest at the PACE base of 11.00% plus 1.25% per annum, currently 12.25%, is payable in monthly blended installments of principal and interest of $3,618 (C$4,901), and matured on September 2, 2022. The credit facility is secured by a variable rate business loan agreement on the same terms, conditions and security as noted above.

(iii)	The corporate term loan advanced on September 13, 2017, in the amount of $2,749,538 (C$3,724,147), bears interest at the PACE base rate of 11.00% plus 1.25% per annum, currently 12.25%, is payable in monthly blended installments of principal and interest of $21,936 (C$29,711), and matured September 13, 2022. The corporate term loan is secured by a business loan general security agreement representing a floating charge over the assets and undertakings of the Company, a first priority charge under a registered debenture and a lien registered under the Personal Property Security Act in the amount of $2,953,922 (C$4,000,978) against the assets including inventory, accounts receivable and equipment. The corporate term loan also included an assignment of existing contracts included in the asset purchase agreement (the "APA").
For the year ended December 31, 2022, $357,038 (C$464,168) (2021-$318,714; C$399,391), in interest was incurred on the PACE long-term debt. As at December 31, 2022, $288,407 (C$390,636) (2021-$43,233; C$54,808) in accrued interest is included in accrued liabilities in the consolidated balance sheets.

(c) First Mortgages

i.) The Company obtained a 1st mortgage provided by private lenders to finance the acquisition of the shares of 1684567 and to provide funds for additional financing needs, including additional lands, received in four tranches totaling $3,839,160 (C$5,200,000) (December 31, 2021-$4,101,760; C$5,200,000). The fourth tranche was received on August 13, 2021 in the amount of $1,402,277 (C$1,900,000) and a portion of this fourth tranche, $1,368,759 (C$1,853,933), was used to fund a portion of the purchase of the Hamilton Property. The 1st mortgage is repayable interest only on a monthly basis at an annual rate of the higher of the Royal Bank of Canada's prime rate plus 6.05% per annum (currently 12.50%) and 10% per annum with a maturity date of December 1, 2023. The private lenders continue to charge 12.5% per annum. The 1st mortgage payable is secured by the shares held of 1684567, a 1st mortgage on the premises located at 704 Phillipston Road, Roslin, Ontario, Canada and a general assignment of rents. Financing fees on the 1st mortgage totaled $374,627 (C$507,419). As at December 31, 2022 $31,555 (C$42,740) (December 31, 2021-$33,713; C$42,740) of accrued interest is included in accrued liabilities in the consolidated balance sheets. In addition, as at December 31, 2022 there is $56,409 (C$76,404) (December 31, 2021-$90,794; C$115,104) of unamortized financing fees included in long-term debt in the consolidated balance sheets.

ii.) On August 17, 2021, the Company obtained a vendor take-back 1st mortgage in the amount of $1,476,600 (C$2,000,000), on the purchase of the Hamilton Property. This 1st mortgage bears interest at an annual rate of 2% per annum, repayable monthly interest only with a maturity date of August 17, 2023, secured by the assets on the Hamilton Property.

For the year ended December 31, 2022, $430,772 (C$560,026) (2021-$319,062; C$399,827) in interest was incurred on the 1st mortgages payable.

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

On April 27, 2020, the Company received a total of $59,064 (C$80,000) and on December 17, 2020 a further $14,766 (C$20,000) under this program, from its Canadian chartered bank.

Under the initial term date of the loans, which is detailed in the CEBA term loan agreements, the amounts are due on December 31, 2022 and are interest-free. If the loans are not repaid by December 31, 2022, the Company can make payments, interest only, on a monthly basis at an annual rate of 5%, under the extended term date, beginning January 1, 2023, maturing December 31, 2025.

The CEBA term loan agreements were amended by extending the interest free repayment date by one year to December 31, 2023. If paid by December 31, 2023, 33.33% ($24,610; C$33,333), previously 25%, of the loans would be forgiven. Repayment terms on the extended period are unchanged.

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

(i)	The lease agreement for certain equipment for the Company's organic waste processing and composting facility at a cost of $211,634 (C$286,650), was payable in monthly blended installments of principal and interest of $4,312 (C$5,840), plus applicable harmonized sales taxes and an option to purchase the equipment for a final payment of $21,115 (C$28,600), plus applicable harmonized sales taxes on October 31, 2021. The lease agreement bore interest at the rate of 5.982% annually, compounded monthly and was due September 30, 2021. The final payment was made on November 5, 2021.

(ii)	The lease agreement for certain equipment for the Company's organic composting facility at a cost of $182,692 (C$247,450), was payable in monthly blended installments of principal and interest of $3,779 (C$5,118), plus applicable harmonized sales taxes for a period of forty-six months plus the first two monthly blended installments of $7,383 (C$10,000) plus applicable harmonized sales taxes and an option to purchase the equipment for a final payment of $ 18,221 (C$24,680) plus applicable harmonized sales taxes on February 27, 2022. The leasing agreement bore interest at the rate of 6.15% annually, compounded monthly and was due January 27, 2022. The final payment was made on June 7, 2022.

(iii)	The lease agreement for certain equipment for the Company's organic waste processing and composting facility at a cost of $287,679 (C$389,650), is payable in monthly blended installments of principal and interest of $5,059 (C$6,852), plus applicable harmonized sales taxes for a period of fifty-nine months plus an initial deposit of $14,360 (C$19,450) plus applicable harmonized sales taxes and an option to purchase the equipment for a final payment of a nominal amount of $74 (C$100) plus applicable harmonized sales taxes on February 27, 2025. The leasing agreement bears interest at the rate of 3.59% annually, compounded monthly, due January 27, 2025.

For the year ended December 31, 2022, $4,762 (C$6,191) (2021-$13,426; C$16,825) in interest was incurred.

(f) Other

On April 8, 2021, the Company took delivery of a truck and hauling trailer for a total purchase price of $161,199 (C$218,338) plus applicable harmonized sales taxes. The purchase was financed by a bank term loan of $147,660 (C$200,000), over a forty-eight-month term, bearing interest at 4.95% per annum with monthly blended instalments of principal and interest payments of $3,618 (C$4,901) due April 7, 2025.

For the year ended December 31, 2022, $5,500 (C$7,150) (2021-$5,355; C$6,711) in interest was incurred.

During the year ended December 31, 2022, the Company raised $907,760 (2021-$292,866 net of share issue cost of $10,620), in a private placement on the issuance of 4,444,041 (2021-1,195,348) common shares of the Company.

During the year ended December 31, 2022, the director's company, Travellers, converted a total of $nil (C$nil) (2021- $371,001; C$461,620) of loans provided during the year and $33,371 (C$45,200) (2021-$80,323; C$101,700) of accounts payable owing to Travellers for 193,778 (2021-1,726,076) common shares. For the year ended December 31, 2022, $nil (C$nil) (2021-$264; C$331) of interest was incurred on loans from the CFO which were repaid during the year.

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

On September 21, 2022, the Company announced that its wholly owned subsidiary SusGlobal Energy Belleville Ltd. ("SusGlobal Belleville") has generated its first Verified Emission Reductions and Removals ("VERRs") and sold its first carbon credits as part of the Anew™ SusGlobal Belleville Composting Offset Project in Ontario (the "Project"). The Project generated approximately 105,000 VERRS (generated from 2017 through 2021) with an approximate market value of between $3.70 (C$5.00) and $7.38 (C$10.00) per VERR. The Project report was submitted to the GHG CleanProjects® Registry, a business unit of the Standards Division of the Canadian Standards Association ("CSA"). The Project is part of the Offset Development and Marketing Agreement with Anew Canada ULC (formerly known as Blue Source Canada ULC) ("Anew Canada") for developed and marketed greenhouse gas ("GHG") offset credits from the Company's 49-acre Organic & Non-Hazardous Waste Processing & Composting Facility in Belleville, Ontario.

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

The Company has begun providing details to Anew Canada to generate additional VERRs for 2022.

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

Organic Composting Facility- As noted above, the Company's organic waste processing and composting facility, located in Belleville, Ontario Canada, has ECAs in place to accept up to 70,000 MT of waste annually and is currently in operation. Certain assets of the organic waste processing and composting facility, including the ECAs for the waste transfer station (not yet built), were acquired by the Company on September 15, 2017, from the Receiver for Astoria, under the APA. The Company charges tipping fees for the waste accepted at the organic waste composting facility based on arrangements in place with the customers and the type of waste accepted. Typical waste accepted includes, SSO, leaf and yard, food, liquid, paper sludge and biosolids. During the year ended December 31, 2022, tipping fees ranged from $53 (C$69) to $122 (C$159) per MT.

The Company owns a 40,535 square foot facility on 3.26 acres in Hamilton, Ontario (the "Hamilton Facility"), which includes an Environmental Compliance Approval to process 65,884 MT per annum of organic waste, 24 hours per day 7 days a week. The facility will be designed to produce, distribute and warehouse the Company's SusGro™ organic liquid fertilizer and other products that are to be provided under private label and to be sold through big box retailers, consumer lawn and garden suppliers, and for end use to the wine, cannabis and agriculture industries. With the addition of a further 11,000 square feet of office space and R&D labs, the Hamilton facility will also house the continued development of SusGlobal's proprietary formulations and branded liquid and dry organic fertilizers.

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

Industry Trends

The organic fertilizer market is expected to grow at a compound annual growth rate. The major drivers for this market are increasing consumption of organic food and products such as cannabis, wine and favorable government rules and regulations. SusGlobal produces a dry organic compost currently and expects to produce an organic liquid pathogen-free fertilizer in its Hamilton Facility to meet the growing demand in this market.

Operating Businesses and Revenue

The Company has five wholly-owned and active subsidiaries: SusGlobal Energy Canada Corp., SusGlobal Energy Canada I Ltd., SusGlobal Energy Belleville Ltd., SusGlobal Energy Hamilton Ltd. and 1684567 Ontario Inc. The Company currently has five full time employees and two independent contractors. Of the five full time employees, three were employed in management and administrative positions, and the balance in operations. The two independent contractors provide services in management positions. None of our employees are covered by collective bargaining agreements.

We operate the following businesses:

•	Environmental Compliance Approvals: The Company owns the Environmental Compliance Approvals (the "ECAs") issued by the MECP from the Province of Ontario, in place to accept up to 70,000 MT of waste annually from the provinces of Ontario, Quebec and from New York state, and to operate a waste transfer station with the capacity to process up to an additional 50,000 MT of waste annually. Once built, the location of the waste transfer station will be alongside the organic waste processing and composting facility which is currently operating in Belleville, Ontario, Canada. The Company owns the Environmental Compliance Approvals (the "ECAs") issued by the MECP from the Province of Ontario, in place to accept up to 65,884 MT of waste annually from the province of Ontario at the newly acquired facility located in Hamilton, Ontario, Canada.

•	Waste Transfer Station: Access to the waste transfer station is critical to haulers who collect waste in areas not in close proximity to disposal facilities where such disposal continues to be permitted. Tipping fees charged to third parties at waste transfer stations are usually based on the type and volume or weight of the waste deposited at the waste transfer station, the distance to the disposal site, market rates for disposal costs and other general market factors.

•	Organic Composting Facility: As noted above, the Company's organic waste processing and composting facility, located in Belleville, Ontario Canada, has ECAs in place to accept up to 70,000 MT of waste annually and is currently in operation. Certain assets of the organic waste processing and composting facility, including the ECAs for the waste transfer station (not yet built), were acquired by the Company on September 15, 2017, from the Receiver for Astoria, under an APA. The Company charges tipping fees for the waste accepted at the organic waste composting facility based on arrangements in place with the customers and the type of waste accepted. Typical waste accepted includes, SSO, leaf and yard, food, liquid, paper sludge and biosolids. As noted above, once operations commence, anticipated to be early 2024, in the newly acquired Hamilton Facility (purchased on August 17, 2021) and located in Hamilton, Ontario, Canada, it will have the capacity to process 65,884 MT of waste annually to produce an organic liquid fertilizer.

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

The direct costs of our revenue consist primarily of employee costs, utilities, various equipment and automotive related expenses, landfilling costs and depreciation.

Our Strengths

SusGlobal has the expertise, proprietary processes, technologies, the environmental compliance approvals and permits to operate and process high volumes of organic waste streams to produce proprietary regenerative products and sell in a high demand market.

Our Growth Strategy

SusGlobal owns 2 processing and production properties, one of which is under renovation, as part of a regional model and strategy which the Company expects will be exported to other municipalities in North America and globally. The processing facilities, one of which is under renovation, have production lines, warehouses, research and development and offices. The Company will continue to acquire, develop and monetize proprietary technologies and processes in the waste to regenerative products globally, focusing on implementing a robust intellectual property strategy. The Company will invest in research and development to bring more products to market and increase revenue and cash flow by increasing output, higher production speeds and overall efficiency of all segments of our business.

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

Employees

As noted above, we currently have five full time employees (five on December 31, 2022), and two independent contractors. Of the five full time employees, three were employed in management and administrative positions, and the balance in operations. The two independent contractors provide services in management positions. None of our employees are covered by collective bargaining agreements.

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

As of the date of this filing, a letter of credit in favor of the MECP is supported by our credit facility with PACE and will be in force no later than September 30, 2023. As required by the MECP, on a tri-annual basis, the financial assurance is reviewed and updated. The financial assurance requested by the MECP was updated to $470,767 (C$637,637). The Company will replace the existing letter of credit provided by PACE well in advance of September 30, 2023 and anticipates this to be provided by its Canadian chartered bank.

Insurance

We carry a broad range of insurance coverages, including general liability, automobile liability, workers' compensation, real and personal property, directors' and officers' liability, environmental and pollution legal liability and other coverages we believe are customary to the industry. Our exposure to loss for insurance claims is generally limited to the per-incident deductible under the related insurance policy. We do not expect the impact of any known casualty, property, environmental or other contingency to have a material impact on our financial condition, results of operations or cash flows. For the years ended December 31, 2022 and 2021, we have self-insured certain coverages.

Regulation

Our business is subject to extensive and evolving federal, provincial and local environmental, health, safety and transportation laws and regulations. These laws and regulations are administered by the MECP, Environment Canada, and various other federal, provincial and local environmental, zoning, transportation, land use, health and safety agencies in Canada. Many of these agencies regularly examine our operations to monitor compliance with these laws and regulations and have the power to enforce compliance, obtain injunctions or impose civil or criminal penalties in case of non-compliance. On November 5, 2020, the MECP conducted two audits for two of our ECAs. The MECPs comments were received late December 2020. The audits resulted in the Company taking corrective action regarding sampling, testing and commenced the removal of exceeding waste from the site, commencing in 2021. The Company has completed some of the corrective action and communicates regularly with the MECP and will continue with the remaining corrective action through 2023. As at December 31, 2022, The Company has accrued the estimated costs totaling $667,635 (C$904,287) in connection with the corrective action.

An offence notice for exceeding odor units was filed by the MECP on the Company. A proceeding was held remotely on March 21, 2022, at a Provincial Offence Court and was adjourned to April 11, 2022, to address and accept a Crown resolution offer of fines assessed by the MECP, in the amount of $96,906 (C$131,255). On May 16, 2022 the Company agreed to accept the Crown resolution offer and fine in the amount of $96,906 (C$131,255).

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

Federal, Provincial and Local Climate Change Initiatives

Considering regulatory and business developments related to concerns about climate change, we have identified a strategic business opportunity to provide our public and private sector customers with sustainable solutions to reduce their Greenhouse Gas ("GHG") emissions. As part of our on-going marketing evaluations, we assess customer demand for and opportunities to develop waste services offering verifiable carbon reductions, such as waste reduction, increased recycling, and conversion of biogas and discarded materials into electricity and fuel. We use carbon life cycle tools in evaluating potential new services and in establishing the value proposition that makes us attractive as an environmental service provider. We are active in support of public policies that encourage development and use of lower carbon energy and waste services that lower users' carbon footprints. We understand the importance of broad stakeholder engagement in these endeavors, and actively seek opportunities for public policy discussion on more sustainable materials management practices. In addition, we work with stakeholders at the federal and provincial level in support of legislation that encourages production and use of renewable, low-carbon fuels and electricity. Despite the past U.S. withdrawal from the Paris Climate Accords, we have seen no reduction in customer demand for services aligned with their GHG reduction goals and strategies. Ontario is part of the WCI led by the state of California and, if anything, California has doubled down on their GHG reduction goals. The states of Oregon and Washington are also considering joining the WCI that currently includes, amongst other states and provinces, California, Ontario and Quebec as members.

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

You should view these statements with caution. These statements are not guarantees of future performance, circumstances or events. They are based on facts and circumstances known to us as of the date the statements are made. All aspects of our business are subject to uncertainties, risks and other influences, many of which we do not control. Any of these factors, either alone or taken together, could have a material adverse effect on us and could change whether any forward-looking statement ultimately turns out to be true. Additionally, we assume no obligation to update any forward-looking statement as a result of future events, circumstances or developments. The following discussion should be read together with the Consolidated Financial Statements and the notes thereto. Outlined below are some of the risks that we believe could affect our business and financial statements for 2023 and beyond and that could cause actual results to be materially different from those that may be set forth in forward-looking statements made by the Company.

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

The Company is fortunate that its operations were not forced to close as we're considered an essential service. To date, there has been no material impact on the Company's workforce, operations, financial performance, liquidity, or supply chain as a result of COVID-19. However, the extent and possible continued impact of the COVID-19 pandemic on our business will depend on certain developments including the duration and spread of the outbreak and new variant strains of the virus; the availability and distribution of effective vaccines; the severity of the economic decline attributable to the pandemic and timing, nature and sustainability of economic recovery; and government responses, including vaccination or testing mandates, all of which are highly uncertain and unpredictable.

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

Our industry is highly competitive. Many of our competitors may have greater financial, technical and marketing resources than we do and may be able to devote greater resources to promoting and selling certain products.

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

On December 11, 2018, our common stock commenced quotation on the OTCQB Market, under the symbol, SNRG. We cannot predict the extent to which investor interest in us will lead to the development of an active trading market or how liquid that market might become. An active public market for our common stock may not develop or be sustained. If an active public market does not develop or is not sustained, it may be difficult for you to sell your shares of common stock at a price that is attractive to you, or at all.

We have a history of net losses and we expect to incur additional losses.

In each year since our inception, we have incurred losses and have generated in total, since inception, only $5,521,371 in revenue. For the year ended December 31, 2022, net losses attributable to common stockholders aggregated $12,010,548 (2021-$4,865,855) and, at December 31, 2022, the Company's accumulated deficit was $30,345,197 (2021-$18,334,649). We expect to incur further losses in the development of our business. We cannot assure you that we can achieve profitable operations in any future period.

Our independent registered public accounting firms' reports contains an explanatory paragraph that expresses substantial doubt as to our ability to continue as a going concern.

Although our consolidated financial statements have been prepared assuming we will continue as a going concern, our current independent registered public accounting firm, and our former independent registered public accounting firm, in each of their report accompanying our consolidated financial statements as of and for the years ended December 31, 2022 and 2021 respectively, expressed substantial doubt as to our ability to continue as a going concern as of December 31, 2022 and as at December 31, 2021, as a result of our operating losses since inception, because the Company expects to incur further losses in the development of its business and the Company's ability to settle its current liabilities owing to service providers and creditors. The inclusion of a going concern explanatory paragraph may make it more difficult for us to secure additional financing or enter into strategic relationships on terms acceptable to us, if at all, and may materially and adversely affect the terms of any financing that we may obtain.

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

Some of our customers may have suffered financial difficulties affecting their credit risk, which could negatively impact our operating results.

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

If economic conditions or other risks and uncertainties cause a significant reduction in our cash flows from operations, we may reduce or suspend capital expenditures, growth and acquisition activity and implementation of our business strategy. We may choose to incur indebtedness to pay for these activities, although our access to capital markets is not assured and we may not be able to incur indebtedness at a cost that is consistent with current borrowing rates. We also may need to incur indebtedness to refinance scheduled debt maturities, and it is possible that the cost of financing could increase significantly, thereby increasing our expenses and increasing our net losses. Further, our ability to execute our financial strategy and our ability to incur indebtedness is somewhat dependent upon our ability to maintain investment grade credit ratings on our senior debt. The credit rating process is contingent upon our credit profile, as well as a number of other factors, many of which are beyond our control, including methodologies established and interpreted by third-party rating agencies. If we were unable to maintain our investment grade credit ratings in the future, our interest expense would increase.

Additionally, as of December 31, 2022, we have $7,285,747 (C$9,868,274) (2021-$7,727,628; C$9,796,689) of debt that is exposed to changes in market interest rates within the next 12 months. In addition, as of December 31, 2022, we had a letter of credit outstanding of $204,384 (C$276,831) to the MECP. The Company is in the process of obtaining a letter of credit for the new financial assurance with the MECP in the amount of $470,767 (C$637,637). If interest rates increase, our interest expense would also increase, increasing our net losses and decreasing our cash flow.

As at December 31, 2022, and the date of this filing, the Company did not have any revolving credit facility to support cash flow requirements. In the event of a default under any of our credit facilities, term loans, obligations under capital lease, convertible promissory notes, mortgages payable and loans from related parties, we could be required to immediately repay such debt under default, which we may not be able to do. Additionally, any such default may cause a default under many of our other credit agreements and debt instruments. Without waivers from lenders party to those agreements, and/or the availability of other financing, either debt or equity, any such default would have a material adverse effect on our ability to continue to operate.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal executive office is in Toronto, Ontario, Canada. We lease this property from an Ontario company controlled by the CEO of the Company, who is also executive chairman, president and a director. This lease expired on December 31, 2019. The Company is currently on a month-to-month lease. Prior to the business acquisition of May 2019, we leased the land on which our organic waste processing and composting facility is situated, near Belleville, Ontario, Canada. This property is now owned by one of the Company's wholly-owned subsidiaries, 1684567 Ontario Inc., and the Company does not expend funds to satisfy this lease, as the Company is now both the landlord and the tenant.

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

The Company received opposition to one of its trademarks and continues to respond to the opposing counsel's requests. The opposition will be heard by the trademark trial and review board unless resolved between the parties prior.

The Company has one known claim filed against it, one filed, for unpaid legal fees, in the amount of $48,167 (C$65,241). The unpaid fees are included in accounts payable in the consolidated balance sheets.

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

There were no declared dividends in 2022 and since incorporation. Future decisions to pay cash dividends are at the discretion of our Board of Directors. It is our intention to retain any future profits for use in the development and expansion of our business and for general corporate purposes.

Unregistered Sales of Equity Securities and Use of Proceeds.

During the year ended December 31, 2022, the Company issued a total of 16,252,746 Common Stock for non-cash proceeds and 4,444,041 for cash proceeds, as follows:

  230,000 common shares were issued for proceeds previously received.
  1,050,000 common shares were issued to officers and 10,000 to an employee.
  193,778 common shares were issued on the conversion of related party debt to equity.
  2,372,090 common shares were issued on the conversion of debt to equity.
  4,125,211 common shares on the extinguishment of debt.
  6,655,000 common shares were issued for professional services.
  1,616,667 common shares issues on the extension of maturity dates on debt.
  4,444,041 common shares issued on private placement for proceeds of $907,760.\

The securities above were offered and sold pursuant to an exemption from the registration requirements under Section 4(a)(2) of the Securities Act since, among other things, the transactions did not involve a public offering.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This section includes a discussion of our results of operations for the years ended December 31, 2022 and 2021. This discussion may contain forward-looking statements that anticipate results based on management's plans that are subject to uncertainty. We discuss in more detail various factors that could cause actual results to differ materially from expectations in Item 1A. Risk Factors. The following discussion should be read considering those disclosures and together with the Consolidated Financial Statements and the notes thereto.

Overview

Our Company's goals are targeted at serving our customers, our employees, the environment, the communities in which we work and our stockholders. Increasingly, customers want more of their waste materials recovered, while waste streams are becoming more complex, and our aim is to address the current needs, while anticipating the expanding and evolving needs of our customers.

CONSOLIDATED RESULTS OF OPERATIONS - FOR THE YEAR ENDED DECEMBER 31, 2022 COMPARED TO THE YEAR ENDED DECEMBER 31, 2021

	2022	2021
Revenue	$589,035	$754,334

Cost of sales	1,171,481	1,254,150
Gross loss	(582,446)	(499,816)
Operating expenses
Management compensation-stock-based compensation	240,450	217,035
Management compensation-fees	461,520	284,088
Professional fees	900,458	684,757
Marketing	991,383	298,417
Interest expenses	799,716	753,057
Office and administration	338,136	335,062
Rent and occupancy	215,482	160,019
Insurance	79,158	81,338
Filing fees	80,926	122,408
Amortization of financing costs	109,765	101,431
Repairs and maintenance	(5,895)	42,183
Director compensation	57,690	53,136
Stock-based compensation	2,092,230	162,187
Foreign exchange loss	971,641	39,191
Total operating expenses	7,332,660	3,334,309
Net Loss before Other Expenses and Income Taxes Recovery	(7,915,100)	(3,834,125)
Other Expenses	(4,167,530)	(1,067,272)
Income Taxes Recovery	72,088	35,542
Net loss	$(12,010,548)	$(4,865,855)

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

During the year, the Company generated $589,035 (2021-$754,334) of revenue from its organic composting facility and the garbage collection services, a decrease of $165,299 over the prior year. The majority of the revenue from the organic composting facility relates to revenue from tipping fees charged for organic and other waste accepted at the facility and a lesser portion relating to the sale of organic compost processed at the facility. The Company also earned revenue from its garbage collection services of $26,886 (2021-$154,882), which it acquired effective May 24, 2019 on the purchase of 1684567. Up until early January 2021, the Company was also providing landfill management services, which are now handled by the individual townships. And, during the current, the Company ceased the garbage collection services to focus on its organic composting facility.

The reduction in revenue is primarily due to the Company no longer providing garbage collection services, offset by an increase in tipping fees from new business from an existing customer group.

In the operation of the organic composting facility, the Company processes the organic and other waste received and produces the end product, organic compost. The cost of producing the organic compost totaled $1,171,481 for the current year ended December 31, 2022 compared to $1,254,150 for the prior year ended December 31, 2021. The costs include equipment rental, deliver, fuel, repairs and maintenance, direct wages and benefits, depreciation, utilities and outside contractors. In addition, the Company calculated the inventory on hand at the end of the year for its organic compost to be $58,695 (2022-$20,582). These costs also include an estimate for the clean-up of certain waste as ordered by the MECP. This estimate and the significant reduction in revenue, significantly increased the gross loss during the year, compared to the prior year an increase of $82,630.

Operating expenses increased significantly by $3,998,351 from $3,334,309 for the year ended December 31, 2021 to $7,383,660 for the year ended December 31, 2022. The increase was primarily the result of increases in management compensation, professional fees, marketing expenses, professional fees, stock-based compensation and foreign exchange loss. explained in greater detail below.

During the year, the Company incurred management compensation expense in the form of fees $461,520 compared to $284,088 in the prior year ended December 31, 2021, an increase of $177,432, primarily due to the increase in the officers' compensation for the year ended December 31, 2022. The lower figure for the year ended December 31, 2021 included a settlement amount for the former chief executive officer, lowering the fees by $79,800. The management compensation in the form of stock-based compensation totaled $240,450 (2021-$217,035) during the year-ended December 31, 2022 relating to the Common Stock issued to the CEO and the CFO who were issued 1,000,000 and 50,000, respectively, for each year pursuant to their consulting agreements.

Professional fees increased by $215,701 from $684,757 in the year ended December 31, 2021 to $900, 458 in the year ended December 31, 2022, primarily due to increased estimated costs for the 2022 audit, review and tax related services including additional costs for certain 2021 services. In addition, the Company had engaged the services of a chartered professional accounting firm in 2021 for services in both 2021 and 2022 to assist management with various documentation and reporting matters and the valuation of the convertible promissory notes both in 2021 and for two quarters in 2022 along with engaging the services of a corporate valuation services firm in 2022 to assist management in the valuation of the convertible promissory notes for Q3 and for the year-end. In addition, the Company incurred additional professional fees in connection with its S-1/A registration statement.

Marketing expenses increased by $692,966 from $298,417 in the prior year to $991,383 in the current year primarily due to a new marketing campaign which commenced in Q3 of 2021.

During the year, the Company incurred interest expense of $799,716, an increase of $46,659 over the prior year amount of $753,057. The increase is primarily due to the interest on the 1st mortgage in Hamilton, outstanding for a full year in 2022 versus 136 days in the prior year. In addition, the interest incurred on the outstanding obligations to PACE increased based on the increased prime rate of interest during the current year by 4%. This increased interest was offset by lower interest on other long-term debt as the principal balance decreased and lower interest on the obligations under capital lease from payments during the year and the full repayment of one of the remaining obligations. Further, there is an absence of interest on the 2019 convertible notes which totaled $90,906 in the prior year. And, as a result of the Company's fair value option election, all interest incurred on the 2021 and 2022 convertible promissory notes was included in the fair value of the notes outstanding on December 31, 2021 and December 31, 2022.

Office and administration expenses were flat with a small increase of $3,074 from $335,062 in the prior year to $338,136 in the current year.

Rent and occupancy expense increased by $55,463 from $160,019 in the prior year to $215,482 in the current year, primarily due to an increase in the monthly rental on the Company's Toronto, Ontario, Canada office and additional realty taxes incurred on the new Hamilton, Ontario, Canada property, a full year in the current year versus 136 days in the prior year.

Insurance expense was flat with a small decrease of $2,180 from the prior year.

Filing fees decreased by $41,482 from $122,408 in the prior year to $80,926 in the current year, primarily due to the absence of investor relations activities carried out in the prior year and not in the current year and the absence of the fee for the Company's application to the Nasdaq, offset by costs associated with the special meeting of the shareholders on March 24, 2022, administrative costs incurred in the filing of the S-1 (and S-1/A) registration statement.

During the year, the amortization of financing costs increased by $8,334 from $101,431 in the prior year to $109,765 in the current year due primarily to the amortization of an additional financing cost in connection with the extension of the maturity date for the 1st mortgage on the Company's Belleville, Ontario, Canada facility from September 1, 2021 to December 1, 2023.

Repairs and maintenance decreased by $48,078 from $42,183 in the prior year to a credit of $5,895 in the current year primarily due to a credit on roof repairs incurred in the prior year at the Company's Toronto, Ontario, Canada office and an overall decrease in repairs and maintenance.

Director compensation decreased by $4,554 from $53,136 in the prior year to $57,690 in the current year. The increase is partially due to a new independent director appointed in Q2 of 2021 and thus did not serve as a director for the entire 2021 year. Each independent director is entitled to a fee of $19,230 (C$25,000) annually. By December 31, 2022 and 2021, the Company had three independent directors for whom the Company has accrued their annual fees. In addition, during the year, one of the independent directors was awarded stock-based compensation consisting of 750,000 common shares of the Company, valued at $105,750, based on the trading price on commencement of the consulting agreement, for services provided in developing certain contacts to further the Company's business opportunities. This amount is disclosed as stock-based compensation in the consolidated statements of operations and comprehensive loss.

Stock-based compensation increased by $1,930,043 from a balance of $162,187 in the prior year to $2,092,230 in the year as a result of consulting agreements with several new service providers to provide general business consulting services whose services expire at various periods through to October 2023. A total of 6,655,000 common shares were issued in connection with the new consulting agreements. Also included is $1,919 related to the issuance of 10,000 common shares to an employee during the year.

The foreign exchange loss increased by $932,450 from $39,191 in the prior year to $971,641 in the current year due to losses incurred on the translation and settlement of expenses and balances denominated in US dollars, primarily the convertible promissory notes.

The other expenses increased by $3,100,258 from $1,067,272 in the prior year to $4,167,530 in the current year. In the current year, the adjustment for the revaluation of the convertible promissory notes totaled $8,323,370 (2021-$1,018,825), the gain of extinguishment of convertible promissory notes totaled $4,274,820 (2021-$nil), an accrual for a break fee for a previous banker in the amount of $250,000 (2021-$nil) and revenue from proceeds earned on the sale of carbon credits on the Greenhouse Gas Clean Projects® Registry, in the amount of $131,020. In the prior year, the Company recorded various impairment losses on intangible assets totaling $513,254, gains of $420,216 on the forgiveness of the 2019 convertible promissory notes, including accrued interest and net gains on the disposal of long-lived assets in the amount of $44,591.

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

Stock-based compensation

The Company records compensation costs related to stock-based awards in accordance with ASC 718, Compensation-Stock Compensation, whereby the Company measures stock-based compensation cost at the grant date based on the estimated fair value of the award. Compensation cost is recognized on a straight-line basis over the requisite service period of the award. Where necessary, the Company utilizes the Black-Scholes option-pricing model to estimate the fair value of stock options granted, which requires the input of highly subjective assumptions including: the expected option life, the risk-free rate, the dividend yield, the volatility of the Company's stock price and an assumption for employee forfeitures. The risk-free rate is based on the U.S. Treasury bill rate at the date of the grant with maturity dates approximately equal to the expected term of the option. The Company has not historically issued any dividends and does not expect to in the near future. Changes in any of these subjective input assumptions can materially affect the fair value estimates and the resulting stock- based compensation recognized. The Company has not issued any stock options and has no stock options outstanding at December 31, 2022.

Indefinite Asset Impairments

The Company evaluates the intangible assets for impairment annually in the fourth quarter or when triggering events are identified and whether events and circumstances continue to support the indefinite useful life using Level 3 inputs.

For the year ended December 31, 2022, an impairment loss of $nil (C$nil) (2021-$513,254; C$643,175) was recorded and included under other expenses in the consolidated statements of operations and comprehensive loss. Refer also to note 17, other expenses, to the consolidated financial statements.

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

At December 31, 2022, the Company tested the long-lived assets for impairment to determine whether the carrying value exceeded the fair value. The Company used quoted market values and independent appraisals of its long-lived assets and determined that no impairment loss was required to be recognized.

Liquidity and Capital Resources

As at December 31, 2022, the Company had a cash balance of $42,900 (2021-$36,033) and current liabilities in the amount of $22,339,175 (2021-$13,944,507). As at December 31, 2022, the Company had a working capital deficit of $21,580,552 (2021-$13,651,619). The Company does not currently have sufficient funds to satisfy the current debt obligations. Should the Company's creditors seek or demand payment, the Company does not have the resources to pay or satisfy any such claims currently. The Company has been in discussions with other creditors and equity investors for new financing options to repay or re-finance certain current debt obligations.

The Company's total assets at December 31, 2022 were $9,865,775 (2021-$8,571,721) and total current liabilities were $22,339,175 (2021-$13,944,507). Significant losses from operations have been incurred since inception and there is an accumulated deficit of $30,345,197 as of December 31, 2022 (2021-$18,334,649). Continuation as a going concern is dependent upon generating significant new revenue, raising external capital and refinancing certain current debt. whilst achieving profitable operations and maintaining current fixed expense levels.

To pay current debt obligations and to fund any future operations, the Company requires significant new funds, which the Company may not be able to obtain. In addition to the funds required to liquidate the $22,339,175 in current liabilities, the Company estimates that approximately $25,500,000 in additional funds must be raised to fund capital requirements and general corporate expenses for the next 12 months.

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

Our exposure to market risk for changes in interest rates relates primarily to our financing activities. We have $7,285,747 (C$9,868,274) (2021-$7,727,628; C$9,796,689) of debt that is exposed to changes in market interest rates within the next 12 months. We currently estimate that a 100-basis point increase in the interest rates of our outstanding variable-rate debt obligations would increase our 2022 interest expense by approximately $72,900 (2021-$77,300).

Our remaining outstanding debt obligations have fixed interest rates through the scheduled maturity of the debt. The fair value of our fixed-rate debt obligations would not be expected to increase or decrease significantly if market interest rates change.

Credit Risk Exposure - is the risk of loss associated with a counterparty's inability to perform its payment obligations. As at December 31, 2022, the Company's credit risk is primarily attributable to cash and trade receivables. As at December 31, 2022, the Company's cash was held with reputable Canadian chartered banks, a US banks and a credit union.

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

Summary of Cash and Debt Obligations

The following is a summary of our cash and debt balances as of December 31:

	2022	2021
Cash	$42,900	$36,033
Debt:
Current portion	$16,710,639	$11,654,984
Long-term portion	116,978	1,882,357
Total debt	$16,827,617	$13,537,341

We use long-term borrowings in addition to the cash we are able to generate from operations as part of our overall financial strategy to support and grow our business. The components of our borrowings as of December 31, 2022 are described in notes 10, 11, 12 and 14 to the consolidated financial statements.

Changes in our outstanding debt balances from December 31, 2021 to December 31, 2022 were primarily attributable to (i) increase in net debt borrowings of $1,865,681 and (ii) the impacts of other non-cash changes in our debt balances due to foreign currency translation and the loss on the revaluation of convertible promissory notes.

Refer to Security Purchase Agreements, Financing Agreements with PACE and Other financings noted above for details.

Summary of Cash Flow Activity

The following is a summary of our cash flows for the years ended December 31:

	2022	2021
Net cash used in operating activities (a)	$(1,207,557)	$(2,040,974)
Net cash used in investing activities (b)	$(1,868,864)	$(2,152,725)
Net cash provided by financing activities (c)	$2,773,441	$4,195,676

(a)	Net Cash Used in Operating Activities - The most significant items affecting the comparison of our operating cash flows in 2022 as compared with 2021 are summarized below:

Increase in Net Loss - Our loss from operations, excluding depreciation and amortization and other expenses increased by $4,127,315 in 2022, principally driven by reduced revenue resulting in a gross loss, higher marketing costs, professional fees, stock-based compensation and foreign exchange loss.

Changes in Assets and Liabilities -Our net cash used in operating activities was impacted by changes in assets and liabilities.

(b)	Net Cash Used in Investing Activities - The Company purchased long-lived assets in 2022 in the amount of $1,865,681 compared to $1,875,440 in 2021. In addition, the Company purchased intangible assets totaling $326,012 in 2021 and $nil in 2022.
(c)	Net Cash Provided by Financing Activities - The most significant items affecting the comparison of our financing cash flows for the periods presented are summarized below:

Debt Borrowings (Repayments) - In the current year, the Company incurred net debt borrowings of $1,865,681 a decrease of $2,037,129 from the prior year and an increase of $614,894 in private placement proceeds in 2022 from the prior year.

Refer to notes 10, 11, 12 and 14 to the consolidated financial statements for additional information related to our various borrowings.

Summary of Contractual Obligations and Commitments

         The following table summarizes our contractual obligations of principal payments as of December 31, 2022 and the anticipated effect of these obligations on our liquidity in future years:

	2023	2024	2025	2026	2027	Thereafter	Total
Contractual Obligations:

Long-term debt and obligations under capital lease (a)	$8,933,451	$59,366	$5,117	$-	$-	$-	$8,997,934
Convertible promissory notes	5,825,260	-	-	-	-	-	5,825,260
Management consulting agreements	465,132	442,980	-	-	-	-	908,112
Truck and trailer financing (b)	37,164	39,046	13,449	-	-	-	89,659
Various third-party consulting and other agreements	700,000	125,000	125,000	-	-	-	950,000
Hamilton-construction in progress commitments	4,879,084	-	-	-	-	-	4,879,084
Road maintenance obligation (c)	7,383	7,383	7,383	-	-	-	22,149
Anticipated liquidity impact as of December 31, 2022	$20,847,474	$673,775	$150,949	$-	$-	$-	$21,672,198

(a)	These amounts represent the scheduled principal payments related to the Company's long-term debt, obligations under capital lease, excluding interest.

Refer to notes 10, 11 and 14 to the consolidated financial statements for additional information on our long-term debt and our obligations under capital lease.

(b)	Truck and trailer financing

(c)	The road maintenance obligation is invoiced annually by the City of Belleville, Ontario, Canada in the amount of $7,383 (C$10,000) and expires September 30, 2025.

Off-Balance Sheet Arrangements

         We have no off-balance sheet arrangements.

Going Concern

The consolidated financial statements have been prepared in accordance with US GAAP, which assumes that the Company will be able to meet its obligations and continue its operations for the next twelve months.

As at December 31, 2022, the Company had a working capital deficit of $21,580,552 (2021-$13,651,619), incurred a net loss of $12,010,548 (2021-$4,865,855) for the year and had an accumulated deficit of $30,345,197 (December 31, 2021-$18,334,649) and expects to incur further losses in the development of its business.

The Company incurred a net loss of $12,010,548 (2021-$4,865,855) for the year ended December 31, 2022 and as at that date had a working capital deficit of $21,580,552 (2021-$13,651,619) and an accumulated deficit of $30,345,197 (December 31, 2021-$18,334,649) and expects to incur further losses in the development of its business. On February 18, 2021, PACE and the Company reached a new agreement to repay all amounts owing to PACE on or before July 30, 2021. Management was not able to meet the July 30, 2021 deadline. On August 13, 2021, PACE agreed to allow the Company until August 31, 2021 to bring the arrears current and continue to September 2022, the original maturity date. Management was not able to meet the August 31, 2021 deadline. On November 15, 2021, the Company paid all arrears to PACE and PACE agreed to allow the Company to continue payments to the end of the terms of each obligation, September 2022. Similarly, the Company paid all arrears to PACE on March 15, 2022 and PACE allowed the Company to continue payments to the end of the terms of each obligation, September 2022. Management continues discussions with equity investors to raise the necessary funds and repay other creditors and with PACE to settle its overdue obligations. The Company was successful in extending the maturity date on one of its 1st mortgages, which had a maturity date of September 1, 2022 to December 1, 2023. One of the Company's significant customer contracts expired at the end of December 31, 2020 and one customer contract was terminated by the Company in September of 2021. The Company is also anticipating a successful underwritten offering in connection with its filed registration statement although there can be no assurance that the underwritten offering will be completed. Refer to note 22 (d), subsequent events, for details on a full and final mutual release of the Company's obligations to PACE.

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

Recently Accounting Pronouncements

The following section provides a description of new accounting pronouncements ("Accounting Standard Update" or "ASU") issued by the Financial Accounting Standards Board ("FASB") that are applicable to the Company.

On January 1, 2021, the Company early adopted ASU No. 2020-06, -Debt-"Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity": simplifies accounting for convertible instruments by removing major separation models required under current US GAAP.  ASU 2020-06 reduces the number of models used to account for convertible instruments, amends diluted earnings per share "EPS" calculations for convertible instruments, and amends the requirements for a contract (or embedded derivative) that is potentially settled in an entity's own shares to be classified in equity. The ASU updates the guidance on certain embedded conversion features that are not required to be accounted for as derivatives under Topic 815, Derivatives, or Hedging, or that do not result in substantial premiums accounted for as paid-in capital, such that those features are no longer required to be separated from the host contract. The convertible debt instruments will be accounted for as a single liability measured at amortized cost. This will also result in the interest expense recognized for convertible debt instruments to be typically closer to the coupon interest rate when applying the guidance in Topic 835, Interest. The amendments add certain disclosure requirements to increase transparency and decision-usefulness about a convertible instrument's terms and features. Under ASU 2020-06, the Company must use the if-converted method for including convertible instruments in diluted EPS as opposed to the treasury stock method. ASU 2020-06 is effective for annual reporting periods beginning after December 15, 2023. Early adoption is allowed under the standard with either a modified retrospective or full retrospective method. There were no embedded conversion features accounted for as equity or derivatives in the convertible promissory notes outstanding on January 1, 2021 The Company early adopted ASU 2020-06 on January 1, 2021 using the modified retrospective method. As a result, the adoption of ASU 2020-06 did not have any impact on the opening balances in the annual consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 8. Financial Statements and Supplementary Data.

SUSGLOBAL ENERGY CORP.
CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022 and 2021
(Expressed in United States Dollars)

CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of SusGlobal Energy Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of SusGlobal Energy Corp. (the Company) as of December 31, 2022, and the related consolidated statement of operations, stockholders’ equity (deficit), and cash flow for the year ended December 31, 2022, and the related consolidated notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 , and the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America. The financial statements of SusGlobal Energy Corp. as of December 31, 2021 were audited by other auditors whose report dated April 13, 2022 expressed an unqualified opinion on those statements.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company suffered a net loss from operations and used cash in operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

As discussed in Note 12, the Company borrows funds through the use of convertible notes payable that contain a conversion price that may be fixed or fluctuates with the stock price.

Auditing management’s estimates of the fair value of the convertible debt involves significant judgements and estimates given the embedded conversion features of the notes.

To evaluate the appropriateness of the fluctuation of the conversion price, the embedded conversion feature is subject to market adjustments as of each reporting period. Significant judgment is exercised by the Company in determining the fair value liability values for these convertible note agreements, including the use of a specialist engaged by management.

We evaluated management’s conclusions regarding their derivative liability and reviewed support for the significant inputs used in the valuation model, as well as assessing the model for reasonableness.

/s/ M&K CPAS, PLLC

We have served as the Company's auditor since 2022.

Houston, TX

April 17, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of SusGlobal Energy Corp.:

Opinion

We have audited the accompanying consolidated balance sheet of SusGlobal Energy Corp. (the "Company"), as of December 31, 2021, and the related consolidated statements of operations and comprehensive loss, changes in stockholders' deficiency and cash flows for the year ended December 31, 2021, and the related notes and schedules (collectively referred to as the consolidated financial statements).

In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2021, and the results of its consolidated operations and its consolidated cash flows for the year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

MNP LLP

1 Adelaide Street East, Suite 1900, Toronto ON, M5C 2V9	1.877.251.2922 T: 416.596.1711 F: 416.596.7894

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

April 13, 2022	Chartered Professional Accountants
Toronto, Canada	Licensed Public Accountants

We have served as the Company auditors since 2020.

1 Adelaide Street East, Suite 1900, Toronto, Ontario, M5C 2V9 1.877.251.2922 T: 416.596.1711 F: 416.596.7894 MNP.ca

SusGlobal Energy Corp.
Consolidated Balance Sheets
As at December 31, 2022 and 2021
(Expressed in United States Dollars)

	2022	2021
ASSETS
Current Assets
Cash	$42,900	$36,033
Trade receivables	69,193	59,665
Government remittances receivable	6,983	13,265
Inventory	58,695	20,582
Prepaid expenses and deposits (note 7)	580,852	163,343
Total Current Assets	758,623	292,888

Long-lived Assets, net (note 8)	9,107,152	8,278,833
Long-Term Assets	9,107,152	8,278,833
Total Assets	$9,865,775	$8,571,721
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
Accounts payable (note 9)	$3,475,691	$1,085,235
Government remittances payable	371,587	262,047
Accrued liabilities (notes 9, 10, 11, 12, and 14)	1,781,258	942,241
Current portion of long-term debt (note 10)	8,816,931	7,765,421
Current portion of obligations under capital lease (note 11)	57,275	91,047
Convertible promissory notes (note 12)	7,796,433	3,798,516
Loans payable to related parties (note 14)	40,000	-
Total Current Liabilities	22,339,175	13,944,507
Long-term debt (note 10)	52,495	1,752,271
Obligations under capital lease (note 11)	64,483	130,086
Deferred tax liability	-	73,925
Total Long-term Liabilities	116,978	1,956,282
Total Liabilities	22,456,153	15,900,789

Stockholders' Deficiency
Preferred stock, $.0001 par value, 10,000,000 authorized, none issued and outstanding
Common stock, $.0001 par value, 150,000,000 authorized, 113,438,832 (2021- 92,983,547) shares issued and outstanding (note 15)	11,348	9,302
Additional paid-in capital	17,152,018	11,272,599
Shares to be issued	213,600	59,640
Accumulated deficit	(30,345,197)	(18,334,649)
Accumulated other comprehensive loss	377,853	(335,960)

Stockholders' deficiency	(12,590,378)	(7,329,068)

Total Liabilities and Stockholders' Deficiency	$9,865,775	$8,571,721
Going concern (note 2)
Commitments (note 16)
Subsequent events (note 22)

The accompanying notes are an integral part of these consolidated financial statements.

SusGlobal Energy Corp.
Consolidated Statements of Operations and Comprehensive Loss
For the years ended December 31, 2022 and 2021
(Expressed in United States Dollars)
	2022	2021

Revenue	$589,035	$754,334

Cost of Sales
Opening inventory	20,582	24,740
Depreciation	452,402	507,070
Direct wages and benefits	225,484	264,598
Equipment rental, delivery, fuel and repairs and maintenance	459,917	299,031
Utilities	45,575	81,107
Outside contractors	26,216	98,186
	1,230,176	1,274,732
Less: closing inventory	(58,695)	(20,582)
Total cost of sales	1,171,481	1,254,150

Gross loss	(582,446)	(499,816)

Operating expenses
Management compensation-stock- based compensation (notes 9 and 15)	240,450	217,035
Management compensation-fees (note 9)	461,520	284,088
Professional fees	900,458	684,757
Marketing	991,383	298,417
Interest expense (notes 9, 10, 11, 12 and 14)	799,716	753,057
Office and administration	338,136	335,062
Rent and occupancy (note 10)	215,482	160,019
Insurance	79,158	81,338
Filing fees	80,926	122,408
Amortization of financing costs	109,765	101,431
Repairs and maintenance	(5,895)	42,183
Director compensation (notes 9 and 15)	57,690	53,136
Stock-based compensation (noted 10 and 15)	2,092,230	162,187
Foreign exchange loss (income)	971,641	39,191
Total operating expenses	7,332,660	3,334,309

Net Loss Before Other Loss	(7,915,106)	(3,834,125)
Other Expenses (note 17)	(4,167,530)	(1,067,272)
Net Loss Before Income Taxes	(12,082,636)	(4,901,397)
Income Taxes Recovery (note 18)	72,088	35,542
Net Loss	(12,010,548)	(4,865,855)
Other comprehensive loss
Foreign exchange income	713,813	18,251

Comprehensive loss	$(11,296,735)	$(4,847,604)

Net loss per share-basic and diluted	$(0.12)	$(0.05)

Weighted average number of common shares outstanding- basic and diluted	102,746,746	90,963,235

SusGlobal Energy Corp.
Consolidated Statements of Changes in Stockholders' Deficiency
For the years ended December 31, 2022 and 2021
(Expressed in United States Dollars)
			Additional			Accumulated
	Number	Common	Paid-	Shares	Accumulated	Other	Total
	of Shares	Shares	in Capital	to be	Deficit	Comprehensive
				Issued		Loss
Balance-December 31, 2020	82,860,619	$8,288	$9,045,187	$8,580	$(13,468,794)	$(354,211)	$(4,760,950)
Shares issued for proceeds previously received	400,000	40	8,540	(8,580)	-	-	-
Share issued to officers	1,050,000	105	216,930	-	-	-	217,035
Shares issued on conversion of related party debt to equity	1,726,076	173	451,152	-	-	-	451,325
Shares issued on conversion of debt to equity	3,767,029	377	809,524	-	-	-	809,901
Shares issued on private placement	1,195,348	120	292,746	-	-	-	292,866
Shares issued for professional services	1,658,832	166	448,553	-	-	-	448,719
Shares issued for financing costs on receipt of convertible promissory notes	2,337,143	234	(234)	-	-	-	-
Share cancellation	(2,011,500)	201	(201)	-	-	-	-
Shares to be issued	-	-	-	59,640	-	-	59,640
Other comprehensive income	-	-	-	-	-	18,251	18,251
Net loss	-	-	-	-	(4,865,855)	-	(4,865,855)
Balance-December 31, 2021	92,983,547	$9,302	$11,272,599	$59,640	$(18,334,649)	$(335,960)	$(7,329,068)
Balance - December 31, 2021	92,983,547	$9,302	$11,272,599	$59,640	$(18,334,649)	$(335,960)	$(7,329,068)
Shares issued for proceeds previously received	230,000	23	48,967	(48,990)	-	-	-
Share issued to officers	1,050,000	105	240,345	-	-	-	240,450
Shares issued to employee	10,000	1	1,989	-	-	-	1,990
Share issued on conversion of debt to equity	2,372,090	237	579,010	-	-	-	579,247
Share issued on issuance of debt on extinguishment of existing debt	4,125,211	413	1,652,302		-	-	1,652,715
Shares issued on extension of maturity dates on debt	1,616,667	162	230,905	-	-	-	231,067
Shares issued on conversion of related party debt to equity	193,778	19	33,17	-	-	-	33,136
Shares issued on private placement	4,444,041	444	907,316	-	-	-	907,760
Shares issued for professional services	6,655,000	666	2,185,444	-	-	-	2,186,110
Shares returned to treasury	(241,502)	(24)	24		-	-	-
Shares yet to be issued	-		-	202,950	-	-	202,950
Other comprehensive loss	-	-	-	-	-	713,813	713,813
Net loss	-	-	-	-	(12,010,548)	-	(12,010,548)
Balance-December 31, 2022	113,438,832	$11,348	$17,152,018	$213,600	$(30,345,197)	$377,853	$(12,590,378)

The accompanying notes are an integral part of these consolidated financial statements.

SusGlobal Energy Corp.
Consolidated Statements of Cash Flows
For the years ended December 31, 2022 and 2021
(Expressed in United States Dollars)
(unaudited)
	2022	2021
Cash flows from operating activities
Net loss	$(12,010,548)	$(4,865,855)
Deferred taxes recovery	(72,088)	(9,037)
Adjustments for:
Depreciation	453,672	510,021
Amortization of intangible assets	-	3,955
Non-cash professional fees on conversion of debt	-	550
Non-cash interest expense on conversion of debt	-	(53,354)
Amortization of financing fees	109,765	101,431
Impairment loss on intangibles	-	513,254
Stock-based compensation	2,332,680	379,222
Gain on forgiveness of convertible promissory notes and accrued interest	-	(420,216)
Gain (loss) on disposal of long-lived assets	-	(44,591)
Loss on revaluation of convertible promissory notes	8,323,370	1,018,825
Gain on extinguishment of convertible promissory notes	(4,274,820)	-
Non-cash additions to convertible promissory notes on amendments	535,142	-
Changes in non-cash working capital:
Trade receivables	(13,905)	125,445
Government remittances receivable	5,659	(9,615)
Inventory	(41,081)	4,315
Prepaid expenses and deposits	(186,876)	36,937
Deferred asset	-	3,956
Accounts payable	2,562,889	88,374
Government remittances payable	131,604	32,065
Accrued liabilities	936,980	548,211
Deferred revenue	-	(4,867)
Net cash used in operating activities	(1,207,557)	(2,040,974)
Cash flows from investing activities
Purchase of intangible assets	-	(326,012)
Purchase of long-lived assets (i)	(1,868,864)	(1,875,440)
Proceeds on disposal of long-lived assets	-	48,727
Net cash provided by (used in) investing activities	(1,868,864)	(2,152,725)
Cash flows from financing activities
Repayments of advances	-	(15,708)
Advance of long-term debt	-	1,516,200
Repayment of long-term debt	(70,328)	(111,137)
Repayments of obligations under capital lease	(88,786)	(157,444)
Advances of convertible promissory notes	2,080,000	2,629,500
Repayment of convertible promissory notes	(96,880)	(292,660)
Advances of loans payable to related parties	131,668	387,525
Repayments of loans payable to related parties	(89,993)	(53,466)
Subscription payable proceeds (net of share issue costs)	907,760	292,866
Net cash provided by financing activities	2,773,441	4,195,676
Effect of exchange rate on cash	309,847	27,599
Increase in cash	6,867	29,576
Cash and cash equivalents-beginning of period	36,033	6,457
Cash and cash equivalents-beginning of period	36,033	6,457
Cash and cash equivalents end of period	$42,900	$36,033
Supplemental Cash Flow Disclosure:
Interest paid	$798,072	$678,548
Supplementary Non-Cash Disclosure:
Common stock issued at fair value for conversion of debt, plus accrued interest, and other fees	$579,247	$809,901
Common stock issued at fair value on extinguishment of existing debt	$1,652,715	$-
Common stock yet to be issued	$213,600	$59,640
Common stock issued at fair value for conversion of related party debt and accounts payable	$33,136	$451,324

The accompanying notes are an integral part of these consolidated financial statements.

SusGlobal Energy Corp.
Notes to the Consolidated Financial Statements
December 31, 2022 and 2021
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

The Company incurred a net loss of $12,010,548 (2021-$4,865,855) for the year ended December 31, 2022 and as at that date had a working capital deficit of $21,580,552 (December 31, 2021-$13,651,119) and an accumulated deficit of $30,345,197 (December 31, 2021-$18,334,649) and expects to incur further losses in the development of its business.

On February 18, 2021, PACE Savings and Credit Union Limited ("PACE") and the Company reached a new agreement to repay all amounts owing to PACE on or before July 30, 2021. Management was not able to meet the July 30, 2021 deadline. On August 13, 2021, PACE agreed to allow the Company until August 31, 2021 to bring the arrears current and continue to September 2022, the original maturity date. Management was not able to meet the August 31, 2021 deadline. On November 15, 2021, the Company paid all arrears to PACE and PACE agreed to allow the Company to continue payments to the end of the terms of each obligation, September 2022. Similarly, the Company paid all arrears to PACE on March 15, 2022 and PACE allowed the Company to continue payments to the end of the terms of each obligation, September 2022. Management continues discussions with equity investors to raise the necessary funds to repay other creditors and with PACE to settle its overdue obligations. The Company was successful in extending the repayment date on a 1st mortgage which had a maturity date of September 1, 2022 to December 1, 2023. One of the Company's significant customer contracts expired at the end of December 31, 2020 and one customer contract was terminated by the Company in September of 2021. The Company is also anticipating a successful underwritten offering in connection with its filed registration statement although there can be no assurance that the underwritten offering will be completed. Refer to note 22 (d), subsequent events, for details on a full and final mutual release of the Company's obligations to PACE.

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
December 31, 2022 and 2021
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

3. Recently Adopted Accounting Pronouncements

The following section provides a description of new accounting pronouncements ("Accounting Standard Update" or "ASU") issued by the Financial Accounting Standards Board ("FASB") that are applicable to the Company.

On January 1, 2021, the Company early adopted ASU No. 2020-06, -Debt-"Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity": simplifies accounting for convertible instruments by removing major separation models required under current US GAAP.  ASU 2020-06 reduces the number of models used to account for convertible instruments, amends diluted earnings per share "EPS" calculations for convertible instruments, and amends the requirements for a contract (or embedded derivative) that is potentially settled in an entity's own shares to be classified in equity. The ASU updates the guidance on certain embedded conversion features that are not required to be accounted for as derivatives under Topic 815, Derivatives, or Hedging, or that do not result in substantial premiums accounted for as paid-in capital, such that those features are no longer required to be separated from the host contract. The convertible debt instruments will be accounted for as a single liability measured at amortized cost. This will also result in the interest expense recognized for convertible debt instruments to be typically closer to the coupon interest rate when applying the guidance in Topic 835, Interest. The amendments add certain disclosure requirements to increase transparency and decision-usefulness about a convertible instrument's terms and features. Under ASU 2020-06, the Company must use the if-converted method for including convertible instruments in diluted EPS as opposed to the treasury stock method. ASU 2020-06 is effective for annual reporting periods beginning after December 15, 2023. Early adoption is allowed under the standard with either a modified retrospective or full retrospective method. There were no embedded conversion features accounted for as equity or derivatives in the convertible promissory notes outstanding on January 1, 2021 The Company early adopted ASU 2020-06 on January 1, 2021 using the modified retrospective method. As a result, the adoption of ASU 2020-06 did not have any impact on the opening balances in the annual consolidated financial statements.

4. Significant Accounting Policies

a)      Principles of consolidation

The consolidated financial statements include the accounts of SusGlobal and its wholly owned subsidiaries, SGECC, incorporated on December 14, 2015, SGECIL, incorporated on December 15, 2015, SGEBL, incorporated on July 27, 2017, SGEHL, incorporated on August 10, 2021 and 1684567, acquired effective May 24, 2019. All significant inter-company balances and transactions have been eliminated on consolidation.

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

Certain fair values may be estimated at the acquisition date pending confirmation or completion of the valuation process. Where provisional values are used in accounting for a business combination, they are adjusted retrospectively in subsequent periods. However, the measurement period will not exceed one year from the acquisition date. If the assets acquired are not a business, the transaction is accounted for as an asset acquisition. The Company's recent acquisition, as described under note 9, Long-lived Assets, was accounted for as an asset acquisition whereby the total acquisition price is allocated on assets acquired based on relative fair values and acquisition related costs are considered a part of the acquisition price.

SusGlobal Energy Corp.
Notes to the Consolidated Financial Statements
December 31, 2022 and 2021
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

SusGlobal Energy Corp.
Notes to the Consolidated Financial Statements
December 31, 2022 and 2021
(Expressed in United States Dollars)

4. Significant Accounting Policies, (continued)

In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, and also considers counterparty credit risk in its assessment of fair value. The Company had no financial assets or liabilities recorded at fair value on a recurring basis as at December 31, 2022, and December 31, 2021 except for the convertible promissory notes for which the Company elected the fair value option. The convertible promissory notes for which the fair value option has been elected are carried at fair value based on Level 3 inputs (see note 13).

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

h)     Intangible assets

Intangible assets included a technology license, which was stated at cost less accumulated amortization and was amortized on a straight-line basis over the useful life which was the contract term of five years plus the renewal option of five years and customer lists, which are stated at cost less accumulated amortization and are amortized on a straight-line basis over the useful lives of the customer contracts, which ranged between forty-five and sixty-six months. Intangible assets also include environmental compliance approvals and trademarks, which are stated at cost, have indefinite useful lives and are not amortized until their useful lives are determined to be no longer indefinite. The Company evaluates the intangible assets for impairment annually in the fourth quarter or when triggering events are identified and whether events and circumstances continue to support the indefinite useful life. In the prior year, an impairment loss of $513,254 (C$643,175) was recorded and included under other expenses in the consolidated statements of operations and comprehensive loss. Refer also to note 17, other expenses.

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

SusGlobal Energy Corp.
Notes to the Consolidated Financial Statements
December 31, 2022 and 2021
(Expressed in United States Dollars)

4. Significant Accounting Policies, (continued)

The Company evaluates at each balance sheet date whether events or circumstances have occurred that indicate possible impairment. If there are indications of impairment, the Company uses future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the carrying amounts are recoverable. In the event that such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value. At December 31, 2022, the Company tested the long-lived assets for impairment to determine whether the carrying value exceeded the fair value. The Company used quoted market values and independent appraisals of its long-lived assets and determined that no impairment loss was required to be recognized.

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

q)      Convertible promissory notes

The Company had elected the fair value option to account for its convertible promissory notes issued during 2021 and subsequently. In accordance with ASC 825, the convertible promissory notes are marked-to-market at each reporting date with changes in fair value recorded as a component of other expenses, in the consolidated statements of operations and comprehensive loss. The Company has elected to include interest expense in the changes in fair value. Transaction costs are incurred as expensed. The Company did not elect the fair value option for the convertible promissory notes issued in 2019. The notes were measured at amortized cost.

SusGlobal Energy Corp.
Notes to the Consolidated Financial Statements
December 31, 2022 and 2021
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

There are no new accounting pronouncements issued that were expected to have a material impact on the Company's consolidated financial position or results of operations in the current or future periods.

6. Financial Instruments

Interest, Credit and Concentration Risk

Interest rate risk is the risk borne by an interest-bearing asset or liability as a result of fluctuations in interest rates. Financial assets and financial liabilities with variable interest rates expose the Company to cash flow interest rate risk. The Company is exposed to significant interest rate risk on the current portion of its long-term debt of $7,285,747 (C$9,868,274) (2021-$7727,628; C$9,796,689).

Credit risk is the risk of loss associated with a counterparty's inability to perform its payment obligations. As at December 31, 2022, the Company's credit risk is primarily attributable to cash and trade receivables. As at December 31, 2022, the Company's cash was held with reputable Canadian chartered banks, a credit union and a United States of America bank.

SusGlobal Energy Corp.
Notes to the Consolidated Financial Statements
December 31, 2022 and 2021
(Expressed in United States Dollars)

6. Financial Instruments, (continued)

With regards to credit risk with customers, the customers' credit evaluation is reviewed by management and account monitoring procedures are used to minimize the risk of loss. The Company believes that no additional credit risk beyond amounts provided for by the allowance for doubtful accounts are inherent in accounts receivable. As at December 31, 2022, the allowance for doubtful accounts was $nil (C$nil) (2021-$nil; C$nil).

As at December 31, 2022, the Company is exposed to concentration risk as it had four customers (2021-three customers) representing greater than 5% of total trade receivables and four customers (December 31, 2021-three customers) represented 90% (December 31, 2021 - 74%) of trade receivables. The Company had certain customers whose revenue individually represented 10% or more of the Company's total revenue. These customers accounted for 81% (44%, 20% and 17%) (2021-80%; 37%, 19%, 13% and 11%) of total revenue.

Liquidity Risk

Liquidity risk is the risk that the Company is unable to meet its obligations as they fall due. The Company takes steps to ensure it has sufficient working capital and available sources of financing to meet future cash requirements for capital programs and operations. Management is considering all its options to refinance its obligations to PACE and repay other creditors. Refer also to going concern, note 2 and subsequent events note 22.

The Company actively monitors its liquidity to ensure that its cash flows and working capital are adequate to support its financial obligations and the Company's capital programs. In order to continue operations, the Company will need to raise capital, repay PACE for all of its outstanding obligations and complete the refinancing of its real property and organic waste processing and composting facility. There is no assurance of funding being available or available on acceptable terms. Realization values may be substantially different from carrying values as shown. Refer also to going concern, note 2 and subsequent events note 22.

Currency Risk

Although the Company's functional currency is the C$, the Company realizes a portion of its expenses in United States Dollars ("$"). Consequently, certain assets and liabilities are exposed to foreign currency fluctuations. As at December 31, 2022, $80,843 (2021-$175,790) of the Company's net monetary liabilities were denominated in $. The Company has not entered into any hedging transactions to reduce the exposure to currency risk.

7. Prepaid Expenses and Deposits

Included in prepaid expenses and deposits are costs, primarily for professional services to be expensed as stock-based compensation after December 31, 2022, in the amount of $374,531 (December 31, 2021-$73,172) and for professional services to be expensed as professional fees after December 31, 2022 in the amount of $nil (December 31, 2021-$32,143). These professional services expire at varying periods to October 31, 2025 and expensed evenly over these periods based on the terms of the associated agreements. The professional services disclosed under stock-based compensation related to general corporate consulting, marketing, branding and commercialization to market, and general investor relations services. The common shares issued for professional services are also noted under capital stock, note 15. The balance consists of costs and deposits for services expiring or relating to periods after December 31, 2022, including insurance, rent, professional services retainers and deposits.

SusGlobal Energy Corp.
Notes to the Consolidated Financial Statements
December 31, 2022 and 2021
(Expressed in United States Dollars)

8. Long-lived Assets, net

		2022		2021
	Cost	Accumulated	Net book value	Net book value
		depreciation
Land	$3,163,941	$-	$3,163,941	$3,380,356
Property under construction	3,548,648	-	3,548,648	1,874,892
Composting buildings	2,238,614	702,958	1,535,656	1,784,200
Gore cover system	1,039,543	525,237	514,306	660,549
Driveway and paving	342,202	144,866	197,336	240,083
Machinery and equipment	566,959	538,923	28,036	64,282
Equipment under capital lease	287,679	248,105	39,574	134,487
Vacuum trailer	5,537	5,537	-	1,479
Signage	6,102	3,655	2,447	3,918
Automotive equipment	162,543	85,335	77,208	134,587
	$11,361,768	$2,254,616	$9,107,152	$8,278,833

In the prior year, on August 17, 2021, the Company acquired the Hamilton Property assets, consisting of land, a vacant building and ECAs. The total purchase price including costs of acquisition of $175,615 (C$221,680) totaled $3,590,773 (C$4,532,633). The costs of acquisition, were settled through cash payments of $119,094 (C$150,333) and the issuance of 200,000 common shares valued based on the trading price on the issuance date at $56,521 (C$71,347) to a consultant who assisted on the closing of the transaction. The issuance of common shares is also noted under capital stock, note 15, common shares issued for professional services. The purchase of the Hamilton Property was funded by cash of $396,364 (C$500,333), the issuance of 300,000 common shares to the vendor on closing, having a value based on the trading price on the issuance date of $84,781 (C$107,020), the issuance noted above of 200,000 common shares to a consultant who assisted on the closing of the transaction disclosed as part of common shares issued for professional services, under capital stock, note 15, a vendor take-back 1st mortgage of $1,584,400 (C$2,000,000) and a portion of the increased existing 1st mortgage of $1,468,686 (C$1,853,933), disclosed under note 12(d), long-term debt. The cost of the purchase price was allocated ratably over the estimated fair value of each long-lived asset acquired, land of $1,724,979 (C$2,177,442), included above under land and building $1,556,002 (C$1,964,141), described above as property under construction.

Also included under property under construction, are construction costs incurred subsequent to the acquisition in the amount of $2,076,732 (C$2,812,857).

During the year ended December 31, 2022, depreciation is disclosed in cost of sales in the amount of $452,402 (C$588,146) (2021-$507,070; C$635,426) and in office and administration in the amount of $1,271 (C$1,652) (2021-$2,951; C$3,698) in the consolidated statements of operations and comprehensive loss.

9. Related Party Transactions

For the year ended December 31, 2022, the Company incurred $369,216 (C$480,000) (2021-$287,280; C$360,000) respectively, in management fees expense with Travellers International Inc. ("Travellers"), an Ontario company controlled by a director and the president and chief executive officer (the "CEO"); and $92,304 (C$120,000) (2021-$76,608; C$96,000) in management fees expense with the Company's chief financial officer (the "CFO"). As at December 31, 2022, unpaid remuneration and unpaid expenses in the amount of $161,790 (C$219,138) (December 31, 2021-$14,755; C$18,706) is included in accounts payable and $22,705 (C$30,753) (2021-$nil; C$nil) in accrued liabilities in the consolidated balance sheets.In the prior year, the amounts previous owed to the former chief executive officer in the amount of $310,428 (C$395,500), including the harmonized sales taxes, were settled for $225,435 (C$282,500) and paid on December 7, 2021. The amount over and above the settlement amount relating to management fees prior to 2020, $79,800 (C$100,000), was written off to management fees in the prior year in the consolidated statements of operations and comprehensive loss.

In addition, during the year ended December 31, 2022, the Company incurred interest expense of $518 C$(674) (2021-$283; C$355) on the outstanding loan from the CFO.

For the year ended December 31, 2022, the Company incurred $107,216 (C$139,386) (2021-$90,014; C$112,800) in rent expense paid under a lease agreement, currently under a month-to-month lease with Haute Inc. ("Haute"), an Ontario company controlled by the CEO.

SusGlobal Energy Corp.
Notes to the Consolidated Financial Statements
December 31, 2022 and 2021
(Expressed in United States Dollars)

9. Related Party Transactions (continued)

For those independent directors providing their services throughout 2022, the Company recorded directors' compensation in the amount of $57,690 (C$75,000) (2021-$53,136; $66,587). As of December 31, 2022, outstanding directors' compensation of $121,226 (C$164,196) (2021-$70,358; C$89,196) is included in accrued liabilities, in the consolidated balance sheets. In addition, during the year, one of the independent directors was awarded stock-based compensation consisting of 750,000 common shares of the Company, valued at $105,750, based on the trading price on commencement of the consulting agreement, for services provided in developing certain contacts to further the Company's business opportunities. This amount is disclosed as stock-based compensation in the consolidated statements of operations and comprehensive loss.

Furthermore, for the year ended December 31, 2022, the Company recognized management stock-based compensation expense of $240,450 (2021-$217,035), on the common stock issued to the CEO and the CFO, 1,000,000 (2021-1,000,000) and 50,000 (2021-50,000) common stock respectively, on their executive consulting agreements and $1,990 on 10,000 common stock issued to an employee.

10. Long-Term Debt

		2022	2021
(a)	PACE Credit Facility-Due September 2, 2022	$695,974	$750,465
(b)	PACE Credit Facility-Due September 2, 2022	389,188	419,661
(c)	PACE Corporate Term Loan-Due September 13, 2022	2,361,424	2,546,536
(d)i.)	Mortgage Payable-Due December 1, 2023	3,782,751	4,010,966
(d)ii.)	Mortgage Payable-Due August 17, 2023	1,476,600	1,577,600
(e)	Canada Emergency Business Account-Due December 31, 2023	73,830	78,880
(f)	Corporate Term Loan-Due April 7, 2025	89,659	133,584
		8,869,426	9,517,692
Current portion		(8,816,931)	(7,765,421)
Long-Term portion		$52,495	$1,752,271

On November 15, 2021 and March 15, 2022, the Company paid all arrears owing to PACE on each date and PACE agreed to allow the Company to continue payments to the end of the terms of each obligation, September 2022. Management has been in discussions with PACE to settle the Company's obligations to PACE. In addition, management continues to have discussions with equity investors and other creditors to repay outstanding obligations and accounts payable. In addition, the existing letter of credit, in the amount of $204,384 (C$276,831) provided by PACE will continue until a replacement is obtained, but, in no case later than September 30, 2023. The Company has been in discussions with its Canadian chartered bank to replace the PACE letter of credit for the new financial assurance with the Ministry of the Environment, Conservation and Parks (the "MECP") in the amount of $470,767 (C$637,637). On December 31, 2022, the Company is in arrears nine months for each of its obligations to PACE.

Refer also to going concern, note 2 and subsequent events, note 22(d).

The PACE long-term debt is payable as noted below:

(a)	The credit facility bears interest at the PACE base rate of 11% plus 1.25% per annum, currently 12.25%, is payable in monthly blended installments of principal and interest of $6,470 (C$8,764) and matured on September 2, 2022. The first and only advance on the credit facility on February 2, 2017, in the amount of $1,181,280 (C$1,600,000), is secured by a business loan general security agreement, a $1,181,280 (C$1,600,000) personal guarantee from the CEO and a charge against the Haute leased premises. Also pledged as security are the shares of the wholly owned subsidiaries, and a limited recourse guarantee against each of these parties. As noted above, the pledged shares were delivered by PACE and are currently held as security for the personal guarantee from the CEO and charge against the Haute leased premises. On April 3, 2020, the pledged shares were delivered by PACE and are currently held as security for the personal guarantee from the CEO and charge against the Haute leased premises.

(b)	The credit facility advanced on June 15, 2017, in the amount of $442,980 (C$600,000), bears interest at the PACE base of 11% plus 1.25% per annum, currently 12.25%, is payable in monthly blended installments of principal and interest of $3,618 (C$4,901), and matured on September 2, 2022. The credit facility is secured by a variable rate business loan agreement on the same terms, conditions and security as noted above.

SusGlobal Energy Corp.
Notes to the Consolidated Financial Statements
December 31, 2022 and 2021
(Expressed in United States Dollars)

10. Long-Term Debt, (continued)

(c)

The corporate term loan advanced on September 13, 2017, in the amount of $2,749,538 (C$3,724,147), bears interest at PACE base rate of 11% plus 1.25% per annum, currently 12.25%, is payable in monthly blended installments of principal and interest of $21,936 (C$29,711), and matured on September 13, 2022. The corporate term loan is secured by a business loan general security agreement representing a floating charge over the assets and undertakings of the Company, a first priority charge under a registered debenture and a lien registered under the Personal Property Security Act in the amount of $2,953,922 (C$4,000,978) against the assets including inventory, accounts receivable and equipment. The corporate term loan also included an assignment of existing contracts included in the asset purchase agreement.

For the year ended December 31, 2022, $357,038 (C$464,168) (2021-$318,714; C$399,391), in interest was incurred on the PACE long-term debt. As at December 31, 2022, $288,407 (C$390,636) (2021-$43,233; C$54,808) in accrued interest is included in accrued liabilities in the consolidated balance sheets.

(d)	i.)	The Company obtained a 1st mortgage provided by private lenders to finance the acquisition of the shares of 1684567 and to provide funds for additional financing needs, including additional lands, received in four tranches totaling $3,839,160 (C$5,200,000) (December 31, 2021-$4,101,760; C$5,200,000). The fourth tranche was received on August 13, 2021 in the amount of $1,402,770 (C$1,900,000) and a portion of this fourth tranche, $1,368,759 (C$1,853,933), was used to fund a portion of the purchase of the Hamilton Property, described under long-lived assets, net note 8. The 1st mortgage is repayable interest only on a monthly basis at an annual rate of the higher of the Royal Bank of Canada's prime rate plus 6.05% per annum (currently 12.50%) and 10% per annum with a maturity date of December 1, 2022. The Company continues to be charged at the rate of 10% per annum. The 1st mortgage payable is secured by the shares held of 1684567, a 1st mortgage on the premises located at 704 Phillipston Road, Roslin, Ontario, Canada and a general assignment of rents. Financing fees on the 1st mortgage totaled $318,217 (C$403,419). As at December 31, 2022 $31,555 (C$42,740) (December 31, 2021-$33,713; C$42,740) of accrued interest is included in accrued liabilities in the consolidated balance sheets. In addition, as at December 31, 2022 there is $56,409 (C$76,404) (December 31, 2021-$90,794; C$115,104) of unamortized financing fees included in long-term debt in the consolidated balance sheets.

	ii.)	On August 17, 2021, the Company obtained a vendor take-back 1st mortgage in the amount of $1,476,600 (C$2,000,000), on the purchase of the Hamilton Property, described under long-lived assets, net note 8. The 1st mortgage bears interest at an annual rate of 2% per annum, repayable monthly interest only with a maturity date of August 17, 2023, secured by the assets on the Hamilton Property.

For the year ended December 31, 2022, $430,772 (C$560,026) (2021-$308,101; C$385,978) in interest was incurred on the 1st mortgages payable.

(e)	As a result of the COVID-19 virus, the Government of Canada launched the Canada Emergency Business Account (the "CEBA"), a program to ensure that small businesses have access to the capital they need to see them through the current challenges and better position them to quickly return to providing services to their communities and creating employment. The program is administered by Canadian chartered banks and credit unions.

The Company has received a total of $73,830 (C$100,000) under this program, from its Canadian chartered bank.

Under the initial term date of the loans, which is detailed in the CEBA term loan agreements, the amounts were due on December 31, 2022 and were interest-free. If the loans were not repaid by December 31, 2022, the Company could have made payments, interest only, on a monthly basis at an annual rate of 5%, under the extended term date, beginning January 1, 2023, maturing December 31, 2025.

The CEBA term loan agreements were amended by extending the interest free repayment date by one year to December 31, 2023. If paid by December 31, 2023, 33.33% ($24,610; C$33,333), previously 25%, of the loans would be forgiven. Repayment terms on the extended period are unchanged.

The CEBA term loan agreements contain a number of positive and negative covenants, for which the Company is not in full compliance.

SusGlobal Energy Corp.
Notes to the Consolidated Financial Statements
December 31, 2022 and 2021
(Expressed in United States Dollars)

10. Long-Term Debt, (continued)

(f)	On April 8, 2021, the Company took delivery of a truck and hauling trailer for a total purchase price of $161,199 (C$218,338) plus applicable harmonized sales taxes. The purchase was financed by a bank term loan of $147,660 (C$200,000), over a forty-eight-month term, bearing interest at 4.95% per annum with monthly blended instalments of principal and interest payments of $3,618 (C$4,901) due April 7, 2025.

For the year ended December 31, 2022, $5,500 (C$7,150) (2021-$5,355; C$6,711) in interest was incurred.

11. Obligations under Capital Lease

			2022	2021
	(a)	(b)	Total	Total
Obligations under Capital Lease	$-	$121,758	$121,758	$221,133
Less: current portion	-	(57,275)	(57,275)	(91,047)
Long-term portion	$-	$64,483	$64,483	$130,086

Refer also to going concern, note 2.

(a)	The lease agreement for certain equipment for the Company's organic composting facility at a cost of $182,692 (C$247,450 ), is payable in monthly blended installments of principal and interest of $3,778 (C$5,118), plus applicable harmonized sales taxes for a period of forty-six months plus the first two monthly blended installments of $7,383 (C$10,000) plus applicable harmonized sales taxes and an option to purchase the equipment for a final payment of $18,221 (C$24,680) plus applicable harmonized sales taxes on February 27, 2022. The leasing agreement bears interest at the rate of 6.15% annually, compounded monthly, due January 27, 2022.
The final payment was made on June 7, 2022.

(b)	The lease agreement for certain equipment for the Company's organic waste processing and composting facility at a cost of $287,679 (C$389,650), is payable in monthly blended installments of principal and interest of $5,059 (C$6,852), plus applicable harmonized sales taxes for a period of fifty-nine months plus an initial deposit of $14,360 (C$19,450) plus applicable harmonized sales taxes and an option to purchase the equipment for a final payment of a nominal amount of $74 (C$100) plus applicable harmonized sales taxes on February 27, 2025. The leasing agreement bears interest at the rate of 3.59% annually, compounded monthly, due February 27, 2025.

The lease liabilities are secured by the equipment under capital lease as described in note 8.

Minimum lease payments as per the original terms of the obligations under capital lease are as follows:

In the year ending December 31, 2023	$60,709
In the year ending December 31, 2024	60,709
In the year ending December 31, 2025	5,132
126,550
Less: imputed interest	(4,792)
Total	$121,758

For the year ended December 31, 2022, $4,762 (C$6,191) (2021-$13,426; C$16,825) in interest was incurred.

12. Convertible Promissory Notes

		2022	2021

(a)	Convertible promissory note-March 31, 2021	$-	$553,453
(b)	Convertible promissory note-April 1, 2021	-	455,072
(c)	Convertible promissory note-June 16, 2021	-	460,418
(d)	Convertible promissory note-August 26, 2021	-	143,109
(e)	Convertible promissory notes-October 28 and 29, 2021	2,599,925	1,852,495
(f)	Convertible promissory note-December 2, 2021	-	333,969
(g)	Convertible promissory notes-March 3 and 7, 2022	3,696,044	-
(h)	Convertible promissory note- June 23, 2022	1,500,464	-
		$7,796,433	$3,798,516

SusGlobal Energy Corp.
Notes to the Consolidated Financial Statements
December 31, 2022 and 2021
(Expressed in United States Dollars)

12. Convertible Promissory Notes, (continued)

The convertible promissory notes are accounted for under the fair value option in the consolidated balance sheets. The actual principal outstanding on the balance of the notes as at December 31, 2022 is $5,825,260 (2021-$3,214,658).

(a)

On March 31, 2021, the Company entered into a securities purchase agreement (the "March 2021 SPA") with one investor (the "March 2021 Investor") pursuant to which the Company issued to the March 2021 Investor one 10% unsecured convertible promissory note (the "March 2021 Investor Note") in the principal amount of $275,000. The March 2021 Investor Note includes an original issue discount of (the "OID") of $25,000. In addition, the March 31, 2021 Investor was issued 200,000 common shares immediately after the issue date. The Company used the with-and-without method to allocate the proceeds between the convertible promissory note and the common shares. As a result, all of the proceeds were allocated to the convertible promissory note and $nil to the common shares.

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

These transactions have been accounted for as a single transaction, that together resulted in the extinguishment of the March 2021 Investor Note. The shares issued as described above have been recognized at their respective fair values. The Company recognized a revaluation loss of $1,138,308 during the year ended December 31, 2022 and a related gain on extinguishment of $1,010,761, resulting in a net fair value loss of $127,547 on the consolidated statements of operations and comprehensive loss under other expenses.

The Company initially reserved 5,000,000 of its authorized and unissued Common Stock (the "March 2021 Reserved Amount"), free from pre-emptive rights, to provide for the issuance of Common Stock upon the full conversion of the March 2021 Investor Note.

SusGlobal Energy Corp.
Notes to the Consolidated Financial Statements
December 31, 2022 and 2021
(Expressed in United States Dollars)

12. Convertible Promissory Notes, (continued)

(b)	On April 1, 2021, the Company entered into a securities purchase agreement (the "April 2021 SPA") with one investor (the "April 2021 Investor") pursuant to which the Company issued to the April 2021 Investor one 10% unsecured convertible promissory note (the "April 2021 Investor Note") in the principal amount of $275,000. The April 2021 Investor Note includes an OID of $25,000. In addition, the April 2021 Investor was issued 200,000 common shares immediately subsequent to the issue date The Company used the with-and-without method to allocate the proceeds between the convertible promissory note and the common shares. As a result, all of the proceeds were allocated to the convertible promissory note and $nil to the common shares.

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

On December 9, 2021, the April 2021 Investor agreed to adjust the balance of the note, as it was past due, to $400,000. On January 4, 2022, the April 2021 Investor provided the Company with a request to convert the April 2021 Investor Note into 2,000,000 common shares of the Company issued on January 17, 2022, at a conversion price of $0.20 per share, as stipulated in the April 2021 SPA. On conversion, the fair value of the April 2021 Investor Note was $8,790 higher than the balance at December 31, 2021. This increase is included in the loss on revaluation of convertible promissory notes in the consolidated statements of operations and comprehensive loss under other expenses.

The Company initially reserved 5,000,000 of its authorized and unissued Common Stock (the "April 2021 Reserved Amount"), free from pre-emptive rights, to provide for the issuance of Common Stock upon the full conversion of the April 2021 Investor Note.

(c)

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

SusGlobal Energy Corp.
Notes to the Consolidated Financial Statements
December 31, 2022 and 2021
(Expressed in United States Dollars)

12. Convertible Promissory Notes, (continued)

The Company initially reserved 7,000,000 of its authorized and unissued Common Stock (the "June 2021 Reserved Amount"), free from pre-emptive rights, to provide for the issuance of Common Stock upon the full conversion of the June 2021 Investor Note.

(d)	On August 26, 2021, the Company entered into a securities purchase agreement (the "August 2021 SPA") with one investor (the "August 2021 Investor") pursuant to which the Company issued to the August 2021 Investor one 10% unsecured convertible promissory note (the "August 2021 Investor Note") in the principal amount of $142,200. The August 2021 Investor Note included an OID of $13,450. In addition, the August 2021 Investor was issued 80,000 common shares of the Company. The Company used the with-and-without method to allocate the proceeds between the convertible promissory note and the common shares. As a result, all of the proceeds were allocated to the convertible promissory note and $nil to the common shares.

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

On May 5, 2022, the August 2021 Investor settled the balance of his August 2021 Investor Note for 141,878 common shares of the Company. The settlement was accounted for as an extinguishment because it was settled through the issuance of shares, which were recognized at their fair value in the determination of the gain on extinguishment. The Company recognized a revaluation loss of $1,615 during the year ended December 31, 2022 and a related gain on extinguishment of $18,311, resulting in a net fair value gain of $16,696 on the consolidated statements of operations and comprehensive loss under other expenses.

The Company initially reserved 2,972,951 of its authorized and unissued Common Stock (the "August 2021 Reserved Amount"), free from pre-emptive rights, to provide for the issuance of Common Stock upon the full conversion of the August 2021 Investor Note.

(e)

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

On May 11, 2022, the holder of the October 29, 2021 investor note, provided an amendment for an optional conversion of his investor notes. The conversion price was amended to be (i) the product of the Liquidity Event price multiplied by the discount of 35% (previously 30%) or (2) the greater of (i) the product of the closing price per share of the Company's Common Stock as reported by the applicable trading market on the trading day immediately prior to the conversion date multiplied by the discount (35%) or $1.70 multiplied by the discount (35%), provided that in the event of a conversion, of his investor note, at a time that a Liquidity Event shall not have previously occurred and be continuing, the conversion price for such conversion shall be as provided in the amendment.

SusGlobal Energy Corp.
Notes to the Consolidated Financial Statements
December 31, 2022 and 2021
(Expressed in United States Dollars)

12. Convertible Promissory Notes, (continued)

On August 16, 2022, the Company was sent a notice of default from one of the October 2021 Investors, whose investor note was issued on October 29, 2021. And, on September 15, 2022, the Company and the investor of the October 2021 investor note entered into an amendment to the October 2021 investor note which served as a cure to the previously issued default notice.

Pursuant to the September 15, 2022 amendment, the Company and the October 29, 2021 investor, agreed that the outstanding principal amount of his October 29, 2021 investor note would increase by 10% to $1,618,100 from the previously issued principal amount of $1,471,000. The new agreed upon maturity date was changed to November 15, 2022, subject to certain conditions and the maturity date would automatically be extended to January 15, 2023 provided that the October 29, 2021 investor does not notify the Company in writing prior to the maturity date that the automatic extension of the maturity date has been cancelled. In connection with this amendment, the Company agreed to use its best efforts to promptly facilitate the conversion of the October 29, 2021 investor note into shares of the Company's common stock.

Further, the October 29, 2021 investor agreed not to convert more than $100,000 in any one conversion notice and the October 29, 2021 investor agreed not to issue an additional conversion notice unless and until any previously issued conversion shares have been sold by the October 29, 2021 investor or exceed 10% of the daily trading volume in selling the shares of the Company's common stock.

On September 21, 2022 and November 10, 2022, the October 29, 2021 investor issued conversion notices to the Company and the Company issued 372,090 common shares at conversion prices ranging from $0.1885 to $0.2339 per share respectively, on the conversion of $25,000 and $50,000 respectively, of the October 29, 2021 investor note, have a fair market value of $97,129 on conversion. The October 29, 2021 investor has not informed the Company of an extension to the current maturity date, but continues to issue conversion notices to the Company.

On December 22, 2022, the October 28, 2021 investor, whose October 28, 2021 investor note had a previous Principal Amount of $294,118 and a maturity date of July 28, 2022, provided the Company with an amendment whereby the maturity date of his October 28, 2021 investor note was extended to the earlier of July 28, 2023 or the occurrence of a Liquidity Event. In addition, the Company agreed that the investor could convert his October 28, 2021, investor note into shares of the Company's common stock at any time at the investor's option. Previously, the October 2021 Note was only convertible upon the occurrence of the Liquidity Event. The Company also agreed to change the conversion price to be the lowest trading bid price of the Company's common stock on the trading day immediately prior to the conversion date multiplied with a 35% discount to that lowest price. Previously, the conversion price was a 30% discount to the price at which the securities were sold in connection with the Liquidity Event. In consideration for the extension of the maturity date, the Company agreed to issue the investor 500,000 shares of the Company's common stock. The Company used the with-and-without method to allocate the proceeds between the convertible promissory note and the common shares. As a result, all the proceeds were allocated to the convertible promissory note and $nil to the common shares.

During the year ended December 31, 2022, the Company recognized revaluation losses of $774,187 in consolidated statements of operations and comprehensive loss under other expenses.

The Company initially reserved 1,585,000 of its authorized and unissued Common Stock (the "October 2021 Reserved Amount"), free from pre-emptive rights, to be issued upon conversion of the October 2021 Investor Notes.

(f)	On December 2, 2021, the Company entered into a securities purchase agreement (the "December 2021 SPA") with one investor (the "December 2021 Investor") pursuant to which the Company issued to the December 2021 Investor one 10% unsecured convertible promissory note (the "December 2021 Investor Note") in the principal amount of $350,000. The December 2021 Investor Note included an OID of $35,000. In addition, the December 2021 Investor was issued 857,143 common shares of the Company. The Company used the with-and-without method to allocate the proceeds between the convertible promissory note and the common shares. As a result, all the proceeds were allocated to the convertible promissory note and $nil to the common shares.

SusGlobal Energy Corp.
Notes to the Consolidated Financial Statements
December 31, 2022 and 2021
(Expressed in United States Dollars)

12. Convertible Promissory Notes, (continued)

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

(g)	On March 3 and 7, 2022, the Company executed two unsecured convertible promissory notes with two investors (the "March 2022 Investors"), who purchased 25% original issue discount (the "OID") unsecured convertible promissory notes (the "The March 2022 Investor Notes") in the aggregate principal amount totaling $2,000,000 (the "Principal Amount") with such Principal Amount convertible into shares of the Company's common stock (the "Common Stock") from time to time triggered by the occurrence of certain events. The March 2022 Investor Notes carried an OID totaling $500,000 which is included in the principal balance of the Notes. The funds were received on March 7, 2022 and March 11, 2022 in the total amount of $1,425,000, net of the OID and professional fees.

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

On May 11, 2022, the holder of the March 3, 2022 Investor Note and on May 13, 2022, the holder of the March 7, 2022 Investor Note, each provided an amendment for an optional conversion of their investor notes. The conversion price was amended to be (i) the product of the Liquidity Event price multiplied by the discount of 35% (previously 30%) or (2) the greater of (i) the product of the closing price per share of the Company's Common Stock as reported by the applicable trading market on the trading day immediately prior to the conversion date multiplied by the discount (35%) or $1.70 multiplied by the discount (35%), provided that in the event of a conversion, of his investor note, at a time that a Liquidity Event shall not have previously occurred and be continuing, the conversion price for such conversion shall be as provided in amendment for each.

Further, on June 29, 2022, the March 2022 Investors revised their March 2022 Investor Notes, to extend the maturity date to August 15, 2022 and increase the principal amount of each of the March 2022 Investor Notes by twenty percent (20%), from a Principal Amount of $2,000,000 to $2,400,000. In addition, the Company agreed to issue 100,000 common shares to the March 2022 Investor. These restricted shares of the Company's common stock will survive a reverse stock split prior to listing. The common shares were issued on July 11, 2022. The restructurings were accounted for as extinguishments as they were renegotiated after maturity. The Company recognized revaluation losses on these notes of $3,811,516 during the year ended December 31 2022 and a related gain on extinguishment of $1,532,583, resulting in a net fair value loss of $2,278,933 on the consolidated statements of operations and comprehensive loss under other expenses.

SusGlobal Energy Corp.
Notes to the Consolidated Financial Statements
December 31, 2022 and 2021
(Expressed in United States Dollars)

12. Convertible Promissory Notes, (continued)

On August 16, 2022, the Company was sent notices of default from the March 2022 Investors. And, on September 15, 2022, the Company and the March 2022 Investors entered into an amendment to the March 2022 Investor Notes which served as a cure to the previously issued default notices.

Pursuant to the September 15, 2022 amendment, the Company and the March 2022 Investors, agreed that the outstanding Principal Amount totaling $2,400,000 would increase by 10% to $2,640,000. The new agreed upon maturity date was now November 15, 2022, subject to certain conditions and the maturity date was extended to January 15, 2023. In connection with this amendment, the Company agreed to use its best efforts to promptly facilitate the conversion of the March 2022 Investor Notes into shares of the Company's common stock only after the October 29, 2021 investor note, as described under paragraph (e) above, has been fully converted.

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

(h)

On June 23, 2022, the Company executed one convertible promissory note (the "June 2022 Investor Note") with an investor (the "June 2022 Investor") in the amount of $1,200,000 bearing interest at 10% per annum and having an OID of 10%. The maturity date of the June 2022 Investor Note is the earlier of December 23, 2022 and the date of the Company's uplist to a national securities exchange. The proceeds from the June 2022 Investor Note were used to repay this investor's June 2021 Investor Note and their December 2021 Investor Note which matured June 16, 2022 and June 2, 2022 respectively, plus accrued interest. The net proceeds, after repaying the December 2021 Investor Note and the June 2021 Investor Note with accrued interest and related disbursements totaled approximately $204,000. The net proceeds were received on June 28, 2022. In addition, the Company issued 1,333,333 common shares to the June 2022 Investor on June 29, 2022 which have been included in the determination of the extinguishment gain and recognized at fair value. The restructuring was accounted for as extinguishments as it was renegotiated after maturity. The Company recognized a revaluation loss of $2,588,954 during the year ended December 31, 2022 and a related gain on extinguishment of $1,713,165, resulting in a net fair value loss of $875,789 on the consolidated statements of operations and comprehensive loss under other expenses.

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

On December 29, 2022, the Company and the investor agreed to extend the maturity date to the earlier of June 23, 2023 or the occurrence of a Liquidity Event. In consideration for the extension of the maturity date, the Company agreed to: (i) increase the principal amount to $1,320,000.00 (the "Increased Principal Amount"); (ii) that interest is payable on the Increased Principal Amount and that such interest (but not any default interest that becomes due) is paid in full and in advance by the Company issuing to the June 2022 Investor 450,000 shares of the Company's common stock and (iii) issue to the June 2022 Investor 666,667 shares of the Company's common stock (the "Modification Fee Shares"). The parties agreed that the Modification Fee Shares served as an increase in the amount of commitment fee shares issued to the investor pursuant to the securities purchase agreement signed by the Company and the June 2022 Investor on June 23, 2022, in connection with the issuance of the June 2022 Investor Note. The Company used the with-and-without method to allocate the proceeds between the convertible promissory note and the common shares. As a result, all the proceeds were allocated to the convertible promissory note and $nil to the common shares.

The Company initially reserved 8,000,000 of its authorized and unissued Common Stock (the "June 2022 Reserved Amount"), free from pre-emptive rights, to provide for the issuance of Common Stock upon the full conversion of the June 2022 Investor Note.

SusGlobal Energy Corp.
Notes to the Consolidated Financial Statements
December 31, 2022 and 2021
(Expressed in United States Dollars)

12. Convertible Promissory Notes, (continued)

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

During the year ended December 31, 2022, the Company issued 2,372,090 common shares on the conversion of convertible promissory notes, having fair values on conversion in the amount of $579,247, at conversion prices ranging from $0.1885 to $0.2339 per share. For the year ended December 31, 2021, the Company issued 3,767,029 common shares on the conversion of convertible promissory notes, in the amount of $809,901, including accrued interest and related costs of $68,901. The share conversion prices ranged from $0.156 to $0.26 per share (on the 2019 convertible promissory notes).

In addition, 3,975,211 share were issued on the issuance of debt on extinguishment of existing debt having a fair value on issuance of $1,591,245.

For the year ended December 31, 2022, the Company incurred interest of $nil (2021-$104,412) (on the 2019 convertible promissory notes).

Refer also to going concern, note 2.

Fair value option for the 2022 and 2021 convertible promissory notes

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

Gains and losses attributable to changes in credit risk were insignificant during 2022 and 2021. For the year ended December 31, 2022, the Company recognized a loss of $659,526 (2021-$244,729) at the time of issuance of the convertible promissory notes, and an additional loss of $7,663,844 (2021-$774,096) attributed to the change in fair value of the convertible promissory notes. The Company incurred debt issuance costs of $101,000 (2021-$159,250) which were expensed as incurred.

13. Fair Value Measurement

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation:

	Fair Value Measurements as of December 31, 2022 and 2021
	Using			Total
	Level 1	Level 2	Level 3	2022	2021
Assets:	$-	-	-	$-	-
Liabilities:
Convertible promissory notes	-	-	7,796,433	7,796,433	3,798,516
	$-	-	7,796,433	$7,796,433	3,798,516

SusGlobal Energy Corp.
Notes to the Consolidated Financial Statements
December 31, 2022 and 2021
(Expressed in United States Dollars)

13. Fair Value Measurement (continued)

During the years ended December 31, 2022 and December 31, 2021, there were no transfers between Level 1, Level 2, or Level 3. There were no other financial assets or liabilities measured at fair value on a recurring basis as of December 31, 2022.

The following table summarizes the change in Level 3 financial instruments during the year ended December 31, 2022.

	2022	2021
Fair value at December 31, 2021	$3,798,516	$-
Fair value at issuance	2,159,526	3,092,819
Repayments	(136,880)	(68,399)
Mark to market adjustment	7,663,844	774,096
Settlement	(5,688,573)	-
Fair value at December 31, 2022	$7,796,433	$3,798,516

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

The fair value of the convertible promissory notes at issuance and at each reporting period was estimated based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The Company used a scenario-based binomial model to estimate the fair value of the convertible promissory notes. The model determines the fair value from a market participant's perspective by evaluating the payouts under hold, convert, or call decisions. The most significant estimates and assumptions used as inputs are those concerning type, timing and probability of specific scenario outcomes. Specifically, the Company assigned a probability of default, which would increase the required payout as described in Note 12 and calculated the fair value under each scenario.

At the issuance dates of the convertible promissory notes, the probability of default ("PD") was assumed to be 75% (2021-50%), except for those which were amended post maturity, which were assumed to be 100%. The probability of default was determined in reference to a 1-year PD rate for a 'CCC+' rating at issuance, and a combination of 'CC' and 'CCC-' credit ratings at December 31, 2022 and 2021. Increasing (decreasing) the probability of default would result in a significantly higher (lower) fair value measurement.

Other significant unobservable inputs include the expected volatility and the credit spread. The expected volatility was based on the historical volatility over a look-back period that was consistent with the balance-remaining term of the instruments. A range of 92% to 159% was used for the expected volatility (2021-95% to 160%). The discount for lack of marketability was determined using a range of option pricing methodologies using the remaining restriction term corresponding to each instrument on the relevant valuation date. The credit spread was determined in reference to credit yields of companies with similar credit risk at the date of valuation. A premium of 10% (2021-10%) was added to the credit spread as an instrument specific adjustment to reflect the Company's risk of default. A range of 24.4% to 25.6% (2021-15.25% to 18.39%) was used for the credit spread.

14. Loans Payable to Related Parties

	2022	2021

Director	$40,000	$-

The loan owing to director was received by the Company on June 6, 2022, is unsecured, bearing interest at 5% per annum and due on demand.

During the year ended December 31, 2022 $1,134 was incurred on the director loan. As at December 31, 2022, $1,088 of accrued interest is included in accrued liabilities in the consolidated balance sheets.

December 31, 2021, $264 (C$331) of interest was incurred on loans from the CFO which were repaid during the year and $nil (C$nil) in interest was incurred on the loans payable to the CEO.

SusGlobal Energy Corp.
Notes to the Consolidated Financial Statements
December 31, 2022 and 2021
(Expressed in United States Dollars)

14. Loans Payable to Related Parties, (continued)

During the year ended December 31, 2022, a director's company, Travellers, converted a total of $nil (C$nil) (2021-$371,001; C$461,620) of loans provided during the year and $33,371 (C$45,200) (2021-$80,323; C$101,700) of accounts payable owing to Travellers for 193,778 (2021-1,726,076) common shares.

15. Capital Stock

As at December 31, 2022, the Company had 150,000,000 common shares authorized with a par value of $.0001 per share and 113,438,832 (December 31, 2021-92,983,547) common shares issued and outstanding.

For the year ended December 31, 2022, the Company issued 2,372,090 (2021-3,767,029) common shares on the conversion of convertible promissory notes, having a fair value on conversion in the amount of $579,247 (2021-$nil on the 2019 convertible promissory notes) for $579,247 (2021-$756,000, including accrued interest and related costs of $53,901, in total $809,901), including 372,090 common shares on the conversion of $75,000 of the October 29, 2021 convertible promisory note. The share conversion prices ranged from $0.1885 to $0.2339 (2021- $0.156 to $0.26) per share. And during the year, Travellers converted $nil (2021-$371,001; (C$461,620) of loans provided during the year and $33,371(C$45,200) (2021-$80,323; C$101,700) of accounts payable into 193,778 (2021-1,726,076) common shares of the Company. Any increase in the fair value over and above the principal amount of the convertible promissory note conversions is included in the loss on revaluation of convertible promissory notes under other expenses in the consolidated statements of operations and comprehensive loss. In addition, during the year ended December 31, 2022, the Company raised $907,760 (2021-$292,866) net of share issue costs of $1,440 (2021-$10,620), on a private placement for 4,444,041 (2021-1,195,348) common shares at issue prices ranging from $0.154 to $0.45 (2021-$0.25-$0.26) per share. Further, 6,655,000 (2021-1,658,832) common shares of the Company were issued for professional services valued at $2,186,110, (2021-$448,719) based on the closing trading prices on the effective date of the consulting agreements. A portion of the value of the professional services, $374,531 (2021-$73,172) is included in prepaid expenses and deposits and the balance relating to 2022 $2,092,230 (2021-$379,222), is disclosed as stock-based compensation in the consolidated balance sheets and the consolidated statements of operations and comprehensive loss. Further, a portion of the value of the professional services, $141,302 (C$178,367), in the year ended December 31, 2021 is disclosed as acquisition costs on the purchase of the Hamilton assets and financing cost on the mortgages payable in the consolidated balance sheets In addition, 4,125,211 share were issued on the issuance of debt on extinguishment of existing debt having a fair value on issuance of $1,652,715 and 1,616,667 common shares were issued on the extension of the maturity dates on convertible promissory notes having a fair value on issuance of $231,067. Further, on September 8, 2022, 241,502 common shares were returned to treasury.

During the year ended December 31, 2021, the Company issued several investor notes as described in note 12, convertible promissory notes, and issued a total of 2,337,143 common shares of the Company to the investors. This included 200,000 common shares to the March 2021 Investor, 200,000 common shares to the April 2021 Investor 1,000,000 common shares to the June 2021 Investor, 80,000 common shares to the August 2021 Investor and 857,143 common shares to the December 2021 Investor. For these 2,337,143 common shares, the Company used the with-and-without method to allocate the proceeds between the convertible promissory note and the common shares. As a result, all of the proceeds were allocated to the convertible promissory note and $nil to the common shares. In addition, the Company issued a total of 72,500 common shares to two consultants representing the October 2021 Investors, valued at $16,240, based on the closing trading price on issuance.

In addition, during the year ended December 31, 2021, pursuant to the December 8, 2021, minutes of settlement, the former chief executive officer returned 2,011,500 shares of the Company's Common Stock which the Company later canceled on December 29, 2021.

On January 3, 2022, the Company issued 1,000,000 (2021-1,000,000) common shares to the CEO and 50,000 (2021-50,000) common shares to the CFO in connection with their executive consulting agreements, valued at $240,450 (2021-$217,035), based on the closing trading price on issuance and included under management stock-based compensation in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2022. Also, on January 17 and March 4, 2023, January 4, 2021, the Company issued 230,000 common shares on proceeds of $48,990 (2021-$8,580, previously received.

At December 31, 2022, the Company had a total of 750,000 (2021-280,000) common shares to be issued for professional services, priced at the trading price on the effective date of the consulting agreements, in total $213,600 (2021-$59,640).

On January 3, 2023, the Company issued 3,000,000 common shares to the CEO and 100,000 common shares to the CFO, in connection with their consulting agreements, effective January 1, 2023. And, on the same date, the Company issued 20,000 common shares to an employee.

Refer to note 22, subsequent events, for common shares issued to service providers for professional services after the year-end.

SusGlobal Energy Corp.
Notes to the Consolidated Financial Statements
December 31, 2022 and 2021
(Expressed in United States Dollars)

16. Commitments

a) Effective January 1, 2023, new executive consulting agreements were finalized for the services of the CEO and the CFO, for two years and one year, respectively. The CEO's monthly fee is $29,532 (C$40,000) for 2023 and 2022 $36,915 (C$50,000) for 2023 and for the CFO $9,229 (C$12,500). The future minimum commitment under these consulting agreements, is as follows:

For the year ending December 31, 2023	$465,132
For the year ending December 31, 2024	442,980
$908,112

b) The Company has agreed to lease its office premises from Haute on a month-to-month basis, at the monthly rate of $6,645 (C$9,000). The Company is responsible for all expenses and outlays in connection with its occupancy of the leased premises, including, but not limited to utilities, realty taxes and maintenance.

c) Effective February 3, 2021, upon the successful completion of a Nasdaq listing, the Company has committed a payment of $300,000 to a consulting firm providing advisory and consulting services.

d) On November 5, 2021 the Company committed to the design and construction of its Hamilton, Ontario, Canada facility, including architectural and general contracting fees in the amount of $6,737,585 (C$9,125,809) plus applicable harmonized sales taxes.

e) Effective November 1, 2022, the Company acquired the exclusive rights to the use of a well-known athlete's name, endorsement and the like, for the purposes of advertisement, promotion and sale of the Company's products. In return, the Company issued 500,000 common shares of the Company and the individual's company is entitled to the following fees:

  $125,000 sixty days subsequent to the Company's shares listed on the Nasdaq or another senior exchange.
  $125,000 on the one-year anniversary of the first payment above and,
  $125,000 on the one-year anniversary of the second payment above.

There is also an arrangement to issue 250,000 warrants to the company once the Company's shares are listed on the Nasdaq or another major exchange.

f) The Company was assigned the land lease on the purchase of certain assets of Astoria Organic Matters Ltd., and Astoria Organic Matters Canada LP. The land lease, which comprises 13.88 acres in Roslin, Ontario, Canada, has a term expiring March 31, 2034. The basic monthly rent on the net lease is $2,215 (C$3,000) and is subject to adjustment based on the consumer price index as published by Statistics Canada ("CPI"). To date, no adjustment for CPI has been charged. The Company is also responsible for any property taxes, maintenance, insurance and utilities. In addition, the Company has the right to extend the lease for five further terms of five years each and one further term of five years less one day. As the Company acquired the business of 1684567, the previous landlord, in 2019, there are no future commitments for this lease. The Company is responsible through a special provision of the site plan agreement with the City of Belleville (the "City"), Ontario, Canada, that it is required to fund road maintenance required by the City through to September 30, 2025 at an annual rate of $7,383 (C$10,000). The future minimum commitment is as follows:

For the year ending December 31, 2023	$7,383
For the year ending December 31, 2024	7,383
For the year ending December 31, 2025	7,383
$22,149

PACE had provided the Company a letter of credit in favor of the MECP in the amount of $204,384 (C$276,831) and, as security, has registered a charge of lease over the organic waste processing and composting facility, located at 704 Phillipston Road, Roslin, Ontario,

Canada. The current PACE letter of credit will expire on September 30, 2023, or sooner, once the Company arranges with its financial institution for a new letter of credit, with the new amount of $470,767 (C$637,637) as notified by the MECP.

SusGlobal Energy Corp.
Notes to the Consolidated Financial Statements
December 31, 2022 and 2021
(Expressed in United States Dollars)

16. Commitments, (continued)

The letter of credit is a requirement of the MECP and is in connection with the financial assurance provided by the Company for it to be in compliance with the MECPs environmental objectives. The MECP regularly evaluates the Company's organic waste processing and composting facility to ensure compliance is adhered to and the letter of credit is subject to change by the MECP. The Company has updated its financial assurance with the MECP which is based on the estimated environmental remediation and clean-up costs for its organic waste processing and composting facility. As a result of audits conducted by the MECP in December of 2020, the Company has accrued estimated and actual costs for corrective measures because of the MECP's audits totaling $676,635, (C$904,287) (2021-$334,498; C$424,059). As at December 31, 2022, the MECP has not drawn on the letter of credit.

17. Other Expenses

	2022	2021
(a) Gain on forgiveness of convertible promissory notes	$-	$420,216
(b) Gain on disposal of long-lived assets	-	44,591
(c) Impairment loss on ECAs	-	(457,853)
(d) Impairment loss on trademarks	-	(48,374)
(e) Impairment loss on customer lists	-	(7,027)
(f) Settlement payment	(250,000)	-
(g) Other revenue-carbon credits	131,020	-
(h) Gain on extinguishment of convertible promissory notes	4,274,820	-
(i) Loss on revaluation of convertible promissory notes	(8,323,370)	(1,018,825)
	$(4,167,530)	$(1,067,272)

(a) During the year ended December 31, 2021, the settlement of the March 2019 Investor Notes resulted in a forgiveness of $196,397, including accrued interest and related costs and on the settlement of the May 2019 Investor Note, the July 2019 Investor Note and the October 2019 Investor Note, $223,819, including accrued and related costs.

(b) During the year ended December 31, 2021, the Company disposed of certain long-lived assets for proceeds of $48,727 (C$61,062) and realized a gain on disposal of $44,591 (C$55,879).

(c) On December 31, 2021, the Company recorded an impairment loss on its ECAs in the amount of $457,853 (C$573,751).

(d) On December 31, 2021, the Company recorded an impairment loss on its customer lists in the amount of $48,374 (C$60,619).

(e) During the year ended December 31, 2021, the Company recorded an impairment loss on its customer lists of $7,027 (C$8,806).

(f) Accrued a settlement payment for the release of services of a party for an underwriting offering dated March 23, 2022 and amended May 23, 2022.

(g) Proceeds on the sale of carbon credits on the Greenhouse Gas Clean Projects® Registry, including the harmonized sales tax, in total $142,105 (C$192,476).

(h) Gain on extinguishment of convertible promissory notes.

(i) Loss on revaluation of convertible promissory notes.

18. Income Taxes

The Company's income tax provision has been calculated as follows:

	2022	2021
Loss before income taxes	$(12,082,636)	$(4,901,397)
Expected income tax recovery at the statutory rate of 21% (2021-21%)	(2,537,354)	(1,029,293)
Foreign tax rate differences	(133,836)	(144,045)
Prior year adjustments	50,972	62,575
Foreign exchange effect on deferred tax assets and other	112,591	1,702
Permanent differences	1,545,782	163,693
Change in valuation allowance	889,757	909,826
Provision for income taxes	$(72,088)	$(35,542)

SusGlobal Energy Corp.
Notes to the Consolidated Financial Statements
December 31, 2022 and 2021
(Expressed in United States Dollars)

18. Income Taxes, (continued)

The Company's income tax provision is allocated as follows:

Current Tax (recovery)	-	(26,505)
Deferred Tax (recovery)	(72,088)	(9,037)
	$(72,088)	$(35,542)

Deferred tax assets and liabilities

The tax effects of temporary differences that give rise to significant components of the deferred income tax assets and deferred income tax liabilities are presented below:

	2022	2021
Net operating loss carry forwards	$3,742,661	$2,836,838
Financing costs	84,502	31,614
Depreciable and amortizable assets	9,123	(67,349)
Land	(171,469)	(184,369)
Convertible promissory notes	(110,924)	110,026
Other timing differences	136,549	-
Total gross deferred income tax assets	3,690,442	2,726,760
Less: valuation allowance	3,690,442	(2,800,685)
Total deferred income tax liabilities	$-	$(73,925)

Movement in deferred income tax liabilities:	2022	2021
Balance at the beginning of the year	$(73,925)	$(82,501)
Recognized in profit/loss	72,088	9,037
Recognized in OCI	1,837	(461)
Balance at the end of the year	$-	$(73,925)

As at December 31, 2022 and 2021, the valuation allowance was due to the history of losses generated. The valuation allowance is reviewed periodically and if the assessment of the more likely than not criteria changes, the valuation allowance is adjusted accordingly.

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company computes tax asset benefits for net operating losses ("NOL") carried forward.

The Company has US NOL available for carry forward of $5,537,874 (2021-$3,400,418) which can be carried forward indefinitely and Canadian NOL available for carry forward of $9,734,745 (C$13,185,352) (2021-$7,918,029; C$10,038,069) which expire in the years 2036 through 2042.

19. Segmented Information

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

20. Economic Dependence

During the year ended December 31, 2022, the Company generated 84% (2021-69%) of its revenue from three (2021-three) customers.

SusGlobal Energy Corp.
Notes to the Consolidated Financial Statements
December 31, 2022 and 2021
(Expressed in United States Dollars)

21. Legal Proceedings

From time to time, the Company may become involved in litigation relating to claims arising from the ordinary course of business. Management believes that there are currently no claims or actions pending against us, the ultimate disposition of which would have a material adverse effect on our results of operations, financial condition or cash flows.

The Company has a claim against it for unpaid legal fees in the amount of $48,167 (C$65,241). The amount is included in accounts payable on the Company's consolidated balance sheets

22. Subsequent Events

The Company's management has evaluated subsequent events up to the date the condensed consolidated financial statements were issued, pursuant to the requirements of ASC 855 and has determined the following to be material subsequent events:

(a) On January 3, 2023, the Company issued 3,000,000 common shares to the CEO and 100,000 common shares to the CFO, in connection with their consulting agreements, effective January 1, 2023. And, on the same date, the Company issued 20,000 common shares to an employee.

(b) On January 10, 2023, February 10, 2023 and March 9, 2023 and April 4, 2023, one of the October 2021 Investors provided the Company with notices of conversion totaling $193,100 for his October 2021 investor note, in exchange for 1,424,465 common shares of the Company at conversion prices ranging from $0.1333 to $0.1990 per share.

(c) On January 27, 2023 and February 1, 2023, the Company issued 910,000 common shares to three consultants for various business consulting, valued at $253,080, based on the trading price at the close of business on the effective date of the consulting agreements. And, on March 1, 2023, 100,000 common shares to the newly appointed director

(d) On March 28, 2023, the Company and PACE finalized a full and final mutual release of all the obligations owing to PACE, including accrued interest, in exchange for an amount of $922,875 (C$1,250,000). The funds are being held in escrow by the Company's Canadian legal counsel. The funds will be released to PACE once the letter of credit, in the amount of $204,384 (C$276,831) is released by the MECP to PACE. On December 31, 2022, prior to this full and final mutual release, the obligations owing to PACE, included under long-term debt in the consolidated balance sheets, totaled $3,446,586 (C$4,668,273). The Company raised the funds by securing a 2nd. mortgage in the amount of $1,107,450 (C$1,500,000) prior to disbursements of $184,575 (C$250,000), on its Belleville, Ontario Canada property.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of senior management, including our chief executive officer and our chief financial officer, also our principal financial and accounting officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act as of December 31, 2022 (the "Evaluation Date"). Based on this evaluation, Marc Hazout, our chief executive officer and Ike Makrimichalos, our chief financial officer and principal financial and accounting officer, concluded that our internal control over financial reporting was not effective for the year ended December 31, 2022. Such conclusions were noted below.

Report by Management on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The framework used by management to evaluate internal controls over financial reporting is Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations (COSO), as implemented by their subsequent publication Internal Control over Financial Reporting - Guidance for Smaller Public Companies. Based on this evaluation, Marc Hazout, our chief executive officer and Ike Makrimichalos, our chief financial officer and principal financial and accounting officer, concluded that our internal control over financial reporting was not effective for the year ended December 31, 2022. The matters involving internal controls over financial reporting that may be considered material weaknesses included the small size of the Company and the resulting lack of a segregation of duties.

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

Changes in Internal Control over Financial Reporting

There were no changes to the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our fourth fiscal quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

         Not applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our Board of Directors consisted of three independent directors and one director who is from management at December 31, 2022. Subsequent to the year-end, on February 24, 2023, a new director was appointed. For the size and scope of our business and operations, we believe a board of approximately five members is more appropriate and small enough to allow for effective communication among the members but large enough so that we get a diverse set of perspectives and experiences around our board room. Our bylaws provide that, in uncontested elections, directors will be elected by a majority of the votes cast, and in contested elections, directors will be elected by a plurality of the votes cast.

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

Name	Age	Position

Marc M. Hazout	58	Chairman of the Board, President, Chief Executive Officer and Director

Ike Makrimichalos	67	Chief Financial Officer

Andrea Calla	70	Director

Gary Herman	58	Director

Susan Harte	57	Director

Bruce Rintoul	63	Director

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

Marc M. Hazout, age 58, founded SusGlobal Energy Corp. in 2014, and currently serves as Chairman, President and CEO. Mr. Hazout brings over 25 years of experience in public markets, finance and business operations to SusGlobal Energy Corp. Over the past several years Mr. Hazout has been involved in acquiring, restructuring and providing management services, as both a Director and an Officer, to several publicly traded companies. In 1998, Mr. Hazout founded and has been President and CEO of Travellers International Inc., a private equity firm headquartered in Toronto. Travellers has been involved in a multitude of successful capital market transactions over the past two decades. Mr. Hazout attended York University in Toronto studying International Relations and Economics. Mr. Hazout speaks English, French, and Hebrew.

The determination was made that Mr. Hazout should serve on our Board of Directors because he possesses significant experience in securities and capital markets.

       Ike Makrimichalos, age 67, is a Chartered Professional Accountant (Chartered Accountant), with over 25 years of experience in servicing public and private companies, including manufacturing, automotive, technology & telecommunications and insurance, for Deloitte LLP in Toronto. Mr. Makrimichalos has served as a Chief Financial Officer and Controller in the mining sector for companies with global operations and multiple filing jurisdictions and currently also serves as a Chief Financial Officer in the financial services sector, along with providing financial consulting services for several private companies. Mr. Makrimichalos graduated from the University of Toronto with a Bachelor of Arts degree.

The determination was made that Mr. Ike Makrimichalos join the executive team because he possesses significant experience in financial reporting and accounting matters.

         Independent Directors

Andrea Calla, age 70, has been a member of the Board since November 14, 2018. Mr. Calla is President and CEO of the Calla Group and is an accomplished professional with over 35 years of experience in business, more recently a senior executive for ten years with The Tridel Group, one of Canada's largest community builders/developers. He was actively involved in the different company divisions and all facets of the industry. He is also Managing Partner of The Callian Capital Group, a globally active Toronto-based investment and capital management firm. Mr. Calla has held key leadership and entrepreneurial roles driving innovative, practical and effective changes to improve quality of life through various company start-ups across diverse industries, some include: Chairman, Deep Geo Inc., a global nuclear waste management company, Chairman & Co-Founder of TransAsia Investment Partners, Hong Kong, Founding Director of 350 Capital, a "cleantech" investment company, Co-Founder of Nordicon, a design-build company, Canada, US, Mid-East, Founding member of Novator, pioneer in e-commerce and AI, helped make it the 14th fastest growing company in Canada, reported by Profit 100 magazine, Board of Sumbola, an innovative internet e-publishing company, Co-Founder, Board member of Twin Hills Resources, developer of partial upgrading cavitation technology, reducing the viscosity of oil sands bitumen to flow through pipelines without having to be blended with diluent, Board of SEL Global, an innovative Mobile Shopping Solutions Software and Advertising company, software developed in Silicon Valley, Advisory Board of Magnovate, innovative Magnetic Levitation transportation systems, Co-Founder of Fusion Sailboats, designed, developed, manufactured and distributed the Fusion 15, winner of Sailing World's "International Boat of the Year" in 2003, Advisory Board of Dorsay Development Corp., currently planning a purpose-built community in the GTA with a ground-breaking model in place-making. The over 1,200-acre community will combine global best practices in creating a sustainable community that is economically, environmentally, socially healthy and resilient. Throughout his career, Andrea has been committed to City and Community building, improving the quality of life in urban regions and continually driving innovative, practical and effective change in different sectors through his leadership and entrepreneurial skills. Andréa holds a Bachelor of Architecture from the University of Toronto, a Master of Science from Columbia University, New York and an Executive MBA from Ivey School of Business, Western University.

The determination was made that Mr. Calla should serve on our Board of Directors due to his extensive technical and business experience which will be extremely valuable as the Company continues to grow.

Gary Herman, age 58, has been a member of the Board since April 20, 2021. Mr. Herman is a seasoned investor with many years of investment and advisory experience. Since 2005, Mr. Herman has managed Strategic Turnaround Equity Partners, LP (Cayman) and its affiliates. From January 2011 to August 2013, he was a managing member of Abacoa Capital Management, LLC, which managed, Abacoa Capital Master Fund, Ltd. focused on a Global-Macro investment strategy. From 2005 to 2020, Mr. Herman was affiliated with Arcadia Securities LLC, a FINRA-registered broker-dealer. From 1997 to 2002, he was an investment banker with Burnham Securities, Inc. From 1993 to 1997, he was a managing partner of Kingshill Group, Inc., a merchant banking and financial firm with offices in New York and Tokyo. Mr. Herman has a B.S. from the University at Albany with a major in Political Science and minors in Business and Music. Mr. Herman has many years of experience serving on the boards of private and public companies. He presently sits on the board of Jupiter Wellness, Inc. (NASDAQ: JUPW) as well as the Board and Audit Chairperson of: XS Financial, Inc. (CSE: XS).

We believe that these experiences make Mr. Herman well-qualified to serve as a member of the Board.

Susan Harte, age 57, has been a member of the Board since June 1, 2021. Ms. Harte is a nationally recognized leader in site selection, location economics and incentives. She is currently a principal of the international site selection consulting firm Hickey & Associates. For over 25 years, she has combined her expertise in commercial real estate, site selection and economic development, to assist her clients with leveraging location as a competitive advantage. Throughout her practice, Ms. Harte has led her clients to achieving better business outcomes by integrating strategic planning techniques and implementation frameworks to drive internal stakeholder consensus around location decisions. She has managed major site selection projects for many Fortune 500 companies involving complex multi-jurisdictional competitive strategies. Pursuant to this work, she has structured, negotiated and secured over US$1billion in location incentives such as real estate and personal property tax abatements, sales tax exemptions, grants and specialty bond financing for her clients' projects. Prior to her current position, Ms. Harte was a Senior Vice President at CBRE, the world's largest commercial real estate services and investment firm, in the global Location Advisory and Transactions Services group. She previously was Director of the Business Economic Incentives Practice at Jones Lang LaSalle having joined the company after seven years with the New York City boutique law firm of Stadtmauer Bailkin. She also served a term as the Director of National Incentives Practice at, Grant Thornton one of the largest accounting firms in the world and as Director of Industry Development at Empire State Development Corporation, New York State's economic development agency.

We believe that these experiences make Ms. Harte well-qualified to serve as a member of the Board.

    Bruce Rintoul, age 63, has been a member of the Board since February 22, 2023. Bruce Rintoul served as Senior Vice President of Operations at Veolia North America and previously held senior executive positions with environmental and industrial corporations such as Philip Services Corporation, The Churchill Corporation, RSC Equipment Rental, CEDA International Corporation, and Strike Energy Services. Rintoul also previously served on the Board of Directors for CEDA International Corporation in addition to his CEO and President responsibilities. He left Veolia in March 2022 after more than 6 years with Veolia in Houston, Texas and Toronto, Ontario, Canada. As Senior VP of Operations at Veolia, he led the transformation of U.S. and Canadian energy generation, water/wastewater management, hazardous waste, and environmental service businesses through structural changes, business process improvements, and data management system implementations. The resulting operational and financial performance improvement subsequently facilitated the divestment of several Veolia businesses in North America. He graduated from the University of New Hampshire with a B.Sc. in Civil Engineering and is a Licensed Professional Engineer in Ontario, Alberta and British Columbia. He received his MBA from the University of Western Ontario, his ICD-DEP from the University of Toronto, Rotman School of Management, and his ICD.D from the Institute of Corporate Directors, Calgary, Alberta.

We believe that Bruce's strong strategic, operational, and business leadership experience in energy, waste and water markets across North America makes him well-qualified to serve as a member of the Board.

Director Compensation Policy

         The Company's current director compensation policy includes a fee of $19,230 (C$25,000) to all independent directors annually. The director compensation for the year ended December 31, 2022:

Director Compensation

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
(a)	(b)(ii)	(c)	(d)	(e)	(f)	(g)	(h)

Marc Hazout	-	-	-	-	-	-	-
Andrea Calla	2022-$19,230(ii) (C$25,000) 2021-$19,950(ii) (C$25,000)		-	-	-	-	2022-$19,230 (C$25,000) 2021-$19,950 (C$25,000)
Gary Herman(i)	2022-$19,230(ii) (C$25,000) 2021- $13,883(ii) (C$17,397)	2022-$105,750(i)	-	-	-	-	2022-$19,230 (C$25,000) and $105,750 2021- $13,883 (C$17,397)
Susan Harte	2022-$19,230(ii) (C$25,000) 2021- $11,637(ii) (C$14,583)		-	-	-	-	2022-$19,230 (C$25,000) 2021-$11,637 (C$14,583)

(i) The fee for the stock award is in the name of a companies for whom the director is a shareholder.

(ii) The fees earned for services are unpaid at December 31, 2022 and at the date of this filing.

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

Based solely on the Company's review of the copies of such Forms and written representations from certain reporting persons, the Company believes that all filings required to be made by the Company's Section 16(a) reporting persons during the Company's fiscal year ended December 31, 2022 were made on a timely basis.

Item 11. Executive Compensation.

Summary Compensation Table

         The following table sets forth certain summary information with respect to the compensation paid to the Company's Chief Executive Officer and President (Marc Hazout) and Chief Financial Officer (Ike Makrimichalos) for services rendered in all capacities to the Company for the fiscal years ended December 31, 2022 and 2021. Messers. Hazout and Makrimichalos constituted our named executive officer for each of 2022 and 2021:

Summary Compensation Table

Name and	Year	Salary	Bonus	Stock	Option	Non-equity	Nonqualified	All other	Total
principal		($)	($)	awards	awards	incentive	deferred	compensation	($)
position				($)	($)	plan	compensation	($)
						Compensation	earnings
						($)	($)

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Marc Hazout Chairman, President and Chief Executive Officer	2022	369,216 (C$480,000)	-	229,000	-	-	-	-	598,216
	2021	287,280 (C$229,249)	-	206,700	-	-	-	-	493,980

Ike Makrimichalos, Chief Financial Officer	2022	92,304 (C$120,000)	-	11,450	-	-	-	-	103,754
	2021	76,608 (C$96,000)	-	10,335	-	-	-	-	86,943

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

Pursuant to the terms of the CEO's Consulting Agreement, for his services as the CEO, the compensation is at a rate of $23,076 (C$30,000) per month for twelve (12) months, beginning on the Effective Date, January 1, 2021, and at a rate of $30,768 (C$40,000) per month for twelve (12) months, beginning January 1, 2022. In addition, the Company granted the CEO 1,000,000 restricted shares of the Company's Common Stock, par value of $0.0001 per share (the "Common Stock") on the Effective Date, and 1,000,000 shares of Common Stock on January 1, 2022. The Company has also agreed to reimburse the CEO for certain out-of-pocket expenses incurred by the CEO.

The CEO's Consulting Agreement is for a term of twenty-four (24) months. Upon a Constructive Discharge (as defined in the CEO's Consulting Agreement) and subject to certain notification requirements and the Company's opportunity to cure the Constructive Discharge, the CEO will be entitled to a compensation of twelve (12) months' fees, as well as any bonus compensation owing.

The Company entered into a new CEO's Consulting Agreement, by and among the Company, Travellers, and the CEO, who is also a director, the Executive Chairman and President of the Company, effective January 1, 2023 (the "Effective Date"). This new CEO Consulting Agreement replaced the previous CEO Consulting Agreement which expired on December 31, 2022.

Pursuant to the terms of the CEO's Consulting Agreement, for his services as the CEO, the compensation is at a rate of $30,768 (C$40,000) per month for twelve (12) months, beginning on the Effective Date, January 1, 2023, and at a rate of $38,460 (C$50,000) per month for twelve (12) months, beginning January 1, 2024. In addition, the Company granted the CEO 3,000,000 restricted shares of the Company's Common Stock, par value of $0.0001 per share (the "Common Stock") on the Effective Date. These restricted shares of Common Stock were issued on January 3, 2023. The Company has also agreed to reimburse the CEO for certain out-of-pocket expenses incurred by the CEO.

The Company entered into an Executive Consulting Agreement (the "CFO Consulting Agreement"), by and between the Company and the CFO of the Company, effective January 1, 2021. Pursuant to the terms of the CFO Consulting Agreement, the CFO is entitled to fees of $6,154 (C$8,000) per month for his services. In addition, the Company granted the CFO 50,000 restricted shares of the Company's Common Stock, par value of $0.0001 per share on the Effective Date. The Company has also agreed to reimburse the CFO for certain out-of-pocket expenses incurred by the CFO. The CFO's Consulting Agreement replaced the consulting agreement which expired on December 31, 2020.

The CFO's Consulting Agreement is for a term of twelve (12) months. Upon a Constructive Discharge (as defined in the CFO's Consulting Agreement) and subject to certain notification requirements and the Company's opportunity to cure the Constructive Discharge, the CFO will be entitled to a compensation of two (2) months' fees, as well as any bonus compensation owing.

On January 26, 2022, SusGlobal Energy Corp. (the "Company") entered into a CFO Consulting Agreement by and between the Company and the CFO, effective January 1, 2022. Pursuant to the terms of the Makrimichalos Consulting Agreement, Makrimichalos will be entitled to fees of $7,692 C$10,000 per month, plus the applicable Harmonized Sales Tax, for his services as Chief Financial Officer of the Company. The Company has also agreed to reimburse Makrimichalos for certain out-of-pocket expenses incurred by Makrimichalos. In addition to the monthly fees, Makrimichalos was awarded 50,000 Restricted Common Shares of the Company on each Effective Date. The CFO Consulting Agreement replaced the previous consulting agreement which expired on December 31, 2021

The Company entered into an Executive Consulting Agreement (the "CFO Consulting Agreement"), by and between the Company and the CFO of the Company, effective January 1, 2023. Pursuant to the terms of the CFO Consulting Agreement, the CFO is entitled to fees of $9,615 (C$12,500) per month for his services. In addition, the Company has also granted the CFO 100,000 restricted shares of the Company's Common Stock, par value of $0.0001 per share on the Effective Date. These restricted shares of Common Stock were issued on January 3, 2023. The Company has also agreed to reimburse the CFO for certain out-of-pocket expenses incurred by the CFO. This CFO's Consulting Agreement replaced the consulting agreement which expired on December 31, 2022.

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

• by each of our officers and directors; and

• by all of our officers and directors as a group.

	Amount And
Title of Class Name And	Nature Of		Approximate
Address of Beneficial	Beneficial		Percent of
Owner (1)	Ownership (2)		Class (%)
Common	Marc Hazout	21,004,846(3)	17.65
Common	Ike Makrimichalos	750,000	0.63
Common	Andrea Calla	133,992(4)	0.11

Common	Susan Harte	50,000	0.04
Common Common	Gary Herman Bruce Rintoul	750,000(5) 100,000(6)	0.63 0.09
	All officers and directors as a group
Common	(6 persons)	22,788,838	19.15%

(1)	Except as noted above, the address for the above identified officers and directors of the Company is c/o 200 Davenport Road, Toronto, ON, Canada M5R 1J2.

(2)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to the shares shown. Except where indicated by footnote and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of voting securities shown as beneficially owned by them. Percentages are based upon the assumption that each shareholder has exercised all of the currently exercisable options he or she owns which are currently exercisable or exercisable within 60 days and that no other shareholder has exercised any options he or she owns.

(3)	The shares are in the name of Travellers International Inc., a company controlled by Marc Hazout the president and chief executive officer.

(4)	The shares are in the name of the Calla Group, a company for whom the director is the president and chief executive officer.

(5)	The shares are in the names of 720 Advisors, LLC and GH Ventures, LLC, companies for whom the director is a shareholder.

(6)	The shares are in the name of Allorian Group Ltd., a company controlled by Bruce Rintoul.

The above-referenced table is based on 118,993,297 issued and outstanding shares of common stock on the date of this filing.

EQUITY

As of December 31, 2022, the Company had 113,438,832 common shares issued and outstanding. At the date of this filing, the Company had 118,993,297 common shares issued and outstanding.

STOCK OPTIONS AND WARRANTS

As at December 31, 2022, and the date of this filing, the Company has no stock options or warrants outstanding.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

For the year ended December 31, 2022, the Company incurred $369,216 (C$480,000) (2021-$287,280; C$360,000) respectively, in management fees expense with Travellers International Inc. ("Travellers"), an Ontario company controlled by a director and the president and chief executive officer (the "CEO"); and $92,304 (C$120,000) (2021-$76,608; C$96,000) in management fees expense with the Company's chief financial officer (the "CFO"). As at December 31, 2021, unpaid remuneration and unpaid expenses in the amount of $161,790 (C$219,138) (December 31, 2021-$14,755; C$18,706) is included in accounts payable and $22,705 (C$30,753) (2021-$nil; C$nil) in accrued liabilities in the consolidated balance sheets. In the prior year, the amounts previous owed to the former chief executive officer in the amount of $310,428 (C$395,500), including the harmonized sales taxes, were settled for $225,435 (C$282,500) and paid on December 7, 2021. The amount over and above the settlement amount relating to management fees prior to 2020, $79,800 (C$100,000), was written off to management fees in the prior year in the consolidated statements of operations and comprehensive loss.

In addition, during the year ended December 31, 2022, the Company incurred interest expense of $518 C$(674) (2021-$283; C$355) on the outstanding loan from the CFO.

For the year ended December 31, 2022, the Company incurred $107,216 (C$139,386) (2021-$90,014; C$112,800) in rent expense paid under a lease agreement, currently under a month-to-month lease with Haute Inc. ("Haute"), an Ontario company controlled by the CEO.

For those independent directors providing their services throughout 2022, the Company recorded directors' compensation in the amount of $57,690 (C$75,000) (2021-$53,136; $66,587). As of December 31, 2022, outstanding directors' compensation of $121,226 (C$164,196) (2021-$70,358; C$89,196) is included in accrued liabilities, in the consolidated balance sheets. In addition, during the year, one of the independent directors was awarded stock-based compensation consisting of 750,000 common shares of the Company, valued at $105,750, based on the trading price on commencement of the consulting agreement, for services provided in developing certain contacts to further the Company's business opportunities. This amount is disclosed as stock-based compensation in the consolidated statements of operations and comprehensive loss.

Furthermore, for the year ended December 31, 2022, the Company recognized management stock-based compensation expense of $240,450 (2021-$217,035), on the common stock issued to the CEO and the CFO, 1,000,000 (2021-1,000,000) and 50,000 (2021-50,000) common stock respectively, on their executive consulting agreements  and $1,990 on 10,000 common stock issued to an employee.

Item 14. Principal Accounting Fees and Services.

The aggregate fees billed by the Company's external auditors in each of the last two fiscal years are as follows:

69

	2022	2021
Audit fees(1)	$91,488	$95,632
Audit-related fees(2)	$107,164	$82,527
Tax fees	$33,292	$27,469
All other fees(3)	$37,747	$17,931
Total	$269,691	$223,559

(1)	Audit fees consisted of the audit work on annual financial statements.
(2)	Audit-related fees consist principally of reviews of quarterly financial statements.
(3)	All other fees relate to reviews of registration statements.

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

         (a) (2) Consolidated Financial Statement Schedules:

         None

         (a) (3) Exhibits:

Exhibit No.	Description

3.1	Form of Certificate of Incorporation of SusGlobal Energy Corp. (filed as Exhibit 3.1 to the Registrant's Post Effective Amendments for Registration Statement filed with the SEC on June 7, 2017 and incorporated herein by reference).

3.2	Form of Bylaws of SusGlobal Energy Corp. (filed as Exhibit 3.2 to the Registrant's S-4/A filed with the SEC on December 23, 2016 and incorporated herein by reference).

4.1	Specimen Common Stock certificate (filed as Exhibit 4.1 to the Registrant's S-4/A filed with the SEC on December 23, 2016 and incorporated herein by reference).

4.2	Description of Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (filed as Exhibit 4.2 to the Registrant's 10-K filed with the SEC on April 15, 2021 and incorporated by reference).

4.3	Form of Collateralized Secured Promissory Note, issued by SusGlobal Energy Corp. on March 7, 2019 (filed as Exhibit 4.3 to the Registrant's 8-K filed with the SEC on March 15, 2019 and incorporated herein by reference).

4.4	Form of Convertible Promissory Note issued by SusGlobal Energy Corp. on March 31, 2021 (filed as Exhibit 4.4 to the Registrant's 10-K filed with the SEC on April 15, 2021 and incorporated by reference).

4.5	Form of Convertible Promissory Note issued by SusGlobal Energy Corp. on June 18, 2021 (filed as Exhibit 4.5 to the Registrant's 8-K filed with the SEC on June 24, 2021 and incorporated by reference).

4.6	Mortgage Increase. (Filed as Exhibit 4.6 to the Registrant's Form 8-K. (filed with the SEC on August 20, 2021).

4.7	Mortgage, dated August 17, 2021. (Filed as Exhibit 4.7 to the Registrant's 8-K filed with the SEC on August 23, 2021)

4.8	Form of Convertible Promissory Note issued by SusGlobal Energy Corp. on November 3, 2021 (filed as Exhibit 4.8 to the Registrant's 8-K filed with the SEC on November 9, 2021 and incorporated by reference).

4.9	Form of Convertible Promissory Note issued by SusGlobal Energy Corp. on December 2, 2021 (filed as Exhibit 4.9 to the Registrant's 8-K filed with the SEC on December 8, 2021 and incorporated by reference).

4.10	Form of Convertible Promissory Note issued by SusGlobal Energy Corp. on March 8, 2022 (filed as Exhibit 4.10 to the Registrant's 8-K filed with the SEC on March 15, 2022 and incorporated by reference).

4.11	Form of Convertible Promissory Note issued by SusGlobal Energy Corp. on March 8, 2022 (filed as Exhibit 4.11 to the Registrant's Form 8-K filed with the SEC on March 15, 2022 and incorporated by reference).

4.12	Form of Convertible Promissory Note issued by SusGlobal Energy Corp. on June 2022 (filed as Exhibit 4.12 to the Registrant's Form 8-K filed with the SEC on June 30, 2022 and incorporated by reference).

4.13	Amendments to the OID Convertible Promissory Notes, dated September 15, 2022 (filed as Exhibit 4.13 to the Registrant's Form 8-K Filed with the SEC on September 21, 2022.

4.14	Amendments to the OID Convertible Promissory notes, dated December 22, 2022 and December 29, 2022 (filed as Exhibit 4.14 to the Registrant's Form 8-K filed with the SEC on January 5, 2023 and incorporated by reference).

10.1	Loan/Mortgage Commitment between Table Rock Holdings Inc., 1916761 Ontario Limited and D&D Brannan Consultants Inc., (the lenders) and 1684567 Ontario Inc., and SusGlobal Energy Belleville Ltd. (the borrowers) and SusGlobal Energy Corp. (the guarantor) (filed as Exhibit 10.1 to the Registrant's Form 10-Q filed with the SEC on August 14, 2019 and incorporated herein by reference).)

10.2	General Security Agreement between Table Rock Holdings Inc., P.I.C.K.S. Inc., Canadian Western Trust Company, Giovanni and Assunta Paglia, Bob MacNelly and Shanna Young (the Secured Party), 1684567 Ontario Inc. (the Debtor) and SusGlobal Energy Corp., (the Guarantor) (filed as Exhibit 10.2 to the Registrant's Form 10-K filed with the SEC on April 7, 2020 and incorporated herein by reference).).

10.3	Guarantee by and between SusGlobal Energy Corp., and Private Lenders, dated August 13, 2021. (Filed as Exhibit 10.3 to the Registrant's Form 8-K filed with the SEC on August 20, 2021).

10.4	Form of Consulting Agreement between SusGlobal Energy Canada Corp., and Investors. (Filed as Exhibit 10.4 to the Registrant's Form 8-K filed with the SEC on November 9, 2021).

10.5	Form of Securities Purchase Agreement, effective March 8, 2022 (filed as Exhibit 10.5 to the Registrant's Form 8-K filed with the SEC on March 15, 2022).

10.6	Form of Securities Purchase Agreement, signed in June 2022 (filed as Exhibit 10.6 to the Registrant's Form 8-K filed with the SEC on June 30, 2022 and incorporated herein by reference).

10.7**	Executive Chairman Consulting Agreement between SusGlobal Energy Canada Corp., Travellers International Inc. and Marc Hazout effective January 3, 2023.

10.8**	Executive Consulting Agreement between SusGlobal Energy Canada Corp., and Ike Makrimichalos effective January 1, 2023.

10.9**	Mortgage Commitment between R. Williamson Consultants Ltd., P.I.C.K.S. Inc., and Canadian Western Trust Company (the lenders") and 1684567 Ontario Inc. (the "borrower") and SusGlobal Energy Corp. (the "guarantor"), on March 1, 2023.

14.1	Code of Ethics. (Filed as Exhibit 14.1 to the Registrant's Form 10-K filed with the SEC on April 1, 2019 and incorporated herein by reference).

21	Subsidiaries of the Registrant (filed as Exhibit 21 to the Registrant's Form 10-K filed with the SEC on April 14, 2022).

31.1*	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

31.2*	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

32+	Certification by the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Management contract or compensatory plan or arrangement.
+	In accordance with SEC Release 33-8238, Exhibit 32 is being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUSGLOBAL ENERGY CORP.

April 17, 2023	By:	/s/ Marc Hazout
Marc Hazout
Executive Chairman, President and Chief Executive Officer

April 17, 2023	By:	/s/ Ike Makrimichalos
Ike Makrimichalos
Chief Financial Officer (Principal
Financial and Accounting Officer)

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Marc Hazout	Chairman of the Board, President and Chief Executive Officer	April 17, 2023
Marc Hazout	(principal executive officer) and Director

/s/ Ike Makrimichalos	Chief Financial Officer	April 17, 2023
Ike Makrimichalos	(principal financial and accounting officer)

/s/ Andrea Calla	Director	April 17, 2023
Andrea Calla

/s/ Gary Herman	Director	April 17, 2023
Gary Herman

/s/ Susan Harte	Director	April 17, 2023
Susan Harte

/s/ Bruce Rintoul	Director	April 17, 2023
Bruce Rintoul

