Form 10-Q
period 2023-03-31
SusGlobal Energy Corp.
filed 2023-05-15
CIK 1652539

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

1

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
Yes [   ]    No [X]

The number of shares of the registrant's common stock outstanding as of May 15, 2023 was  120,479,780 shares.

2

SusGlobal Energy Corp.

INDEX TO FORM 10-Q

For the Three-Month Periods Ended March 31, 2023 and 2022

SUSGLOBAL ENERGY CORP.

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023 and 2022

(Expressed in United States Dollars)

(unaudited)

SusGlobal Energy Corp.

Interim Condensed Consolidated Balance Sheets

As at March 31, 2023 and December 31, 2022

(Expressed in United States Dollars)

(unaudited)

	March 31,	December 31,
	2023	2022
ASSETS
Current Assets
Cash	$5,920	$42,900
Funds held in trust (note 6)	923,625	-
Trade receivables	81,469	69,193
Government remittances receivable	20,503	6,983
Inventory	60,959	58,695
Prepaid expenses and deposits	710,540	580,852
Total Current Assets	1,803,016	758,623

Long-lived Assets, net (note 7)	9,005,949	9,107,152
Long-Term Assets	9,005,949	9,107,152
Total Assets	$10,808,965	$9,865,775
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
Accounts payable (note 8)	$3,685,170	$3,475,691
Government remittances payable	394,508	371,587
Accrued liabilities (notes 8, 9, 10 and 13)	1,906,094	1,781,258
Current portion of long-term debt (note 9)	9,907,386	8,816,931
Current portion of obligations under capital lease (note 10)	60,710	57,275
Convertible promissory notes (note 11)	7,563,466	7,796,433
Loans payable to related parties (note 13)	79,945	40,000
Total Current Liabilities	23,597,279	22,339,175
Long-term debt (note 9)	42,948	52,495
Obligations under capital lease (note 10)	47,008	64,483
Total Long-term Liabilities	89,956	116,978
Total Liabilities	23,687,235	22,456,153

Stockholders' Deficiency
Preferred stock, $.0001 par value, 10,000,000 authorized, none issued and outstanding Common stock, $.0001 par value, 150,000,000 authorized, 118,618,245 (2022- 113,438,832) shares issued and outstanding (note 14)	11,866	11,348
Additional paid-in capital	18,058,914	17,152,018
Shares to be issued	60,100	213,600
Accumulated deficit	(31,380,369)	(30,345,197)
Accumulated other comprehensive loss	371,219	377,853

Stockholders' deficiency	(12,878,270)	(12,590,378)

Total Liabilities and Stockholders' Deficiency	$10,808,965	$9,865,775

Going concern (note 2)
Commitments (note 15)
Subsequent events (note 19)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SusGlobal Energy Corp.
Interim Condensed Consolidated Statements of Operations and Comprehensive Loss

For the three-month periods ended March 31, 2023 and 2022

(Expressed in United States Dollars)

(unaudited)

	For the three-month periods ended
	March 31, 2023	March 31, 2022
Revenue	$164,687	$144,470

Cost of Sales
Opening inventory	58,695	20,582
Depreciation	108,372	116,203
Direct wages and benefits	40,852	52,088
Equipment rental, delivery, fuel and repairs and maintenance	21,424	170,188
Utilities	12,937	38,812
Outside contractors	-	24,568
	242,280	422,441
Less: closing inventory	(60,959)	(16,806)
Total cost of sales	181,321	405,635

Gross (loss)	(16,634)	(261,165)

Operating expenses
Management compensation-stock- based
compensation (notes 8 and 14)	57,600	60,113
Management compensation-fees (note 8)	116,456	118,469
Marketing	10,951	376,488
Professional fees	116,688	261,652
Interest expense (notes 8, 9, 10 and 13)	219,675	191,243
Office and administration (note 8)	52,890	60,577
Rent and occupancy (note 8)	50,193	50,925
Insurance	13,543	28,838
Filing fees	12,457	54,175
Amortization of financing costs	18,824	33,532
Directors' compensation (note 8)	15,969	14,809
Stock-based compensation (note 14)	334,291	130,512
Repairs and maintenance	19,687	2,329
Foreign exchange (income)	(7,873)	(77,749)
Total operating expenses	1,031,351	1,305,913

Net loss from operating activities	(1,047,985)	(1,567,078)
Other income (expense) (note 16)	12,813	(1,296,148)
Net loss	(1,035,172)	(2,863,226)
Other comprehensive (loss)
Foreign exchange (loss)	(6,634)	(142,524)

Comprehensive loss	$(1,041,806)	$(3,005,750)

Net loss per share-basic and diluted	$(0.01)	$(0.03)

Weighted average number of common shares outstanding- basic and diluted	117,722,279	95,990,936

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SusGlobal Energy Corp.

Interim Condensed Consolidated Statements of Changes in Stockholders' Deficiency

For the three-month periods ended March 31, 2023 and 2022

(Expressed in United States Dollars)

(unaudited)

	Number of Shares	Common Shares	Additional Paid- in Capital	Shares to be Issued	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Stockholders' Deficiency

Balance-December 31, 2022	113,438,832	$11,348	$17,152,018	$213,600	$(30,345,197)	$377,853	$(12,590,378)
Shares issued for proceeds previously received	500,000	50	153,450	(153,500)	-	-	-
Shares issued to officers	3,100,000	310	446,090	-	-	-	446,400
Shares issued to employee	20,000	2	2,878				2,880
Shares issued to director	100,000	10	20,990				21,000
Shares issued on conversion of debt to equity	1,049,413	105	220,049	-	-	-	220,154
Shares issued for professional services	410,000	41	63,439	-	-	-	63,480
Other comprehensive loss	-	-	-	-	-	(6,634)	(6,634)
Net loss	-	-	-	-	(1,035,172)	-	(1,035,172)
Balance-March 31, 2023	118,618,245	$11,866	$18,058,914	$60,100	$(31,380,369)	$371,219	$(12,878,270)

Balance-December 31, 2021	92,983,547	9,302	11,272,599	59,640	(18,334,649)	(335,960)	(7,329,068)
Shares issued for proceeds previously received	230,000	23	48,967	(48,990)	-	-	-
Shares issued to officers	1,050,000	105	240,345	-	-	-	240,450
Shares issued to employee	10,000	1	1,989	-	-	-	1,990
Shares issued for professional services	895,000	90	223,820		-	-	223,910
Shares issued on conversion of debt to equity	2,000,000	200	463,662		-	-	463,862
Shares issued on private placement	40,000	4	16,556		-	-	16,560
Shares yet to be issued	-	-	-	29,450	-	-	29,450
Other comprehensive income	-	-	-	-	-	(142,524)	(142,524)
Net loss	-	-	-	-	(2,863,226)	-	(2,863,226)
Balance-March 31, 2022	97,208,547	$9,725	$12,267,938	$40,100	$(21,197,875)	$(478,484)	$(9,358,596)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SusGlobal Energy Corp.

Interim Condensed Consolidated Statements of Cash Flows

For the three-month periods ended March 31, 2023 and 2022

(Expressed in United States Dollars)

(unaudited)

	For the three-month period ended March 31, 2023	For the three-month period ended March 31, 2022
Cash flows from operating activities
Net loss	$(1,035,172)	$(2,863,226)
Adjustments for:
Depreciation	108,678	116,529
Amortization of financing fees	18,824	33,532
Stock-based compensation	391,891	190,625
Loss on conversion of convertible promissory notes	20,513	-
(Gain) loss on revaluation of convertible promissory notes	(33,326)	1,296,148
Changes in non-cash working capital:
Trade receivables	(12,227)	12,983
Government remittances receivable	(13,524)	(67,671)
Inventory	(2,218)	4,022
Prepaid expenses and deposits	(186)	(295,664)
Accounts payable	206,655	800,629
Government remittances payable	22,634	19,447
Accrued liabilities	123,472	169,619
Net cash used in operating activities	(203,986)	(583,027)
Cash flows from investing activities
Adjustments of long-lived assets	-	(736,421)
Net cash (used in) investing activities	-	(736,421)
Cash flows from financing activities
Advances of long-term debt	1,109,100	-
Repayment of long-term debt	(9,134)	(45,647)
Financing fee on long-term debt	(44,364)	-
Repayments of obligations under capital lease	(14,148)	(17,502)
Advances on convertible promissory notes	-	1,425,000
Repayment of convertible promissory notes.	-	(42,660)
Advances of loans payable to related parties	39,939	28,828
Repayment of loans payable to related parties	-	(28,828)
Proceeds on private placement	-	16,560
Net cash provided by financing activities	1,081,393	1,335,751
Effect of exchange rate on cash	9,238	(16,278)
Increase in cash	886,645	25
Cash and cash equivalents-beginning of period	42,900	36,033

Cash and cash equivalents and restricted cash-end of period	$929,545	$36,058
Supplemental Cash Flow Disclosure:
Interest paid	$105,351	$207,548
Supplemental Non-Cash Disclosure:
Common stock issued at fair value for conversion of debt	$220,154	$-
Shares issued for prepaid services	$141,869	$-

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SusGlobal Energy Corp.

Notes to the Interim Condensed Consolidated Financial Statements

March 31, 2023 and 2022

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

The Company incurred a net loss of $1,035,172 (2022-$2,863,226) for the three months ended March 31, 2023 and as at that date had a working capital deficit of $21,794,263 (December 31, 2022-$21,580,552) and an accumulated deficit of $31,380,369 (December 31, 2022-$30,345,197) and expects to incur further losses in the development of its business.

On February 18, 2021, PACE Savings and Credit Union Limited ("PACE") and the Company reached a new agreement to repay all amounts owing to PACE on or before July 30, 2021. Management was not able to meet the July 30, 2021 deadline. On August 13, 2021, PACE agreed to allow the Company until August 31, 2021 to bring the arrears current and continue to September 2022, the original maturity date. Management was not able to meet the August 31, 2021 deadline. On November 15, 2021, the Company paid all arrears to PACE and PACE agreed to allow the Company to continue payments to the end of the terms of each obligation, September 2022. Similarly, the Company paid all arrears to PACE on March 15, 2022 and PACE allowed the Company to continue payments to the end of the terms of each obligation, September 2022. On March 28, 2023 the Company and PACE negotiated a full and final mutual release of all obligations owing to PACE. Management continues discussions with equity investors to raise the necessary funds to repay other creditors. The Company was successful in extending the repayment date on a 1st mortgage which had a maturity date of September 1, 2022 to December 1, 2023. One of the Company's significant customer contracts expired at the end of December 31, 2020 and one customer contract was terminated by the Company in September of 2021. The Company is also anticipating a successful underwritten offering in connection with its filed registration statement although there can be no assurance that the underwritten offering will be completed prior to the December 1, 2023 maturity date of the 1st mortgage or prior to the maturity dates of debt held by other creditors.

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2023 and 2022
(Expressed in United States Dollars)
(unaudited)

2. Going Concern, (continued)

These factors cast substantial doubt as to the Company's ability to continue as a going concern, which is dependent upon its ability to obtain the necessary financing to further the development of its business, satisfy its obligations to its creditors, and upon achieving profitable operations through revenue growth. There is no assurance of funding being available or available on acceptable terms. Realization values may be substantially different from carrying values as shown.

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

3. Significant Accounting Policies

These interim condensed consolidated financial statements do not include all of the information and footnotes required by US GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements of the Company for the years ended December 31, 2022 and 2021 and their accompanying notes.

4. Recently Issued Accounting Pronouncements

Accounting Pronouncements Recently Adopted

The following section provides a description of new accounting pronouncements ("Accounting Standard Update" or "ASU") issued by the Financial Accounting Standards Board ("FASB") that are applicable to the Company.

In March 2022, the FASB issued ASU No. 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures ("ASU 2022-02"), which requires enhanced disclosure of certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty while eliminating certain current recognition and measurement accounting guidance. This ASU also requires the disclosure of current-period gross write-offs by year of origination for financing receivables and net investments in leases. ASU No. 2022-02 became effective for the Company's annual and interim periods beginning on January 1, 2023. As a result, the adoption of ASU 2022-02 did not have any impact on the opening balances in the interim condensed consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments ("ASU-2016-13"). ASU 2016-13 affects loans, debt securities, trade receivables, and any other financial assets that have the contractual right to receive cash. The ASU requires an entity to recognize expected credit losses rather than incurred losses for financial assets. ASU 2016-13 is effective for the fiscal year beginning after December 15, 2022, including interim periods within that fiscal year. The Company adopted this ASU on January 1, 2023. As a result, the adoption of ASU 2016-13 did not have any impact on the opening balances in the interim condensed consolidated financial statements.

There were no new accounting pronouncements issued and not yet adopted that were expected to have a material impact on the Company's interim condensed consolidated financial position or results of operations in the current or future periods.

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2023 and 2022
(Expressed in United States Dollars)
(unaudited)

5. Financial Instruments

The carrying value of the Company's financial instruments, such as cash, funds held in trust, trade receivables, accounts payable and accrued liabilities approximate fair value due to the short-term nature of these instruments. The carrying amounts of the long-term debt, obligations under capital lease and convertible promissory notes also approximates fair value due to their market interest rate.

Interest, Credit and Concentration Risk

Interest rate risk is the risk borne by an interest-bearing asset or liability as a result of fluctuations in interest rates. Financial assets and financial liabilities with variable interest rates expose the Company to cash flow interest rate risk.

The Company is exposed to significant interest rate risk on the current portion of its long-term debt of $3,874,883 (C$5,244,124) (December 31,2022-$7,837,423; C$9,793,106).

Credit risk is the risk of loss associated with a counterparty's inability to perform its payment obligations. As at March 31, 2023, the Company's credit risk is primarily attributable to cash and trade receivables. As at March 31, 2023, the Company's cash was held with reputable Canadian chartered banks, a credit union and a United States of America bank.

With regards to credit risk with customers, the customers' credit evaluation is reviewed by management and account monitoring procedures are used to minimize the risk of loss. The Company believes that no additional credit risk beyond amounts provided for by the allowance for doubtful accounts are inherent in accounts receivable. As at March 31, 2023, the allowance for doubtful accounts was $nil (C$nil) (December 31, 2022-$nil; C$nil).

As at March 31, 2023, the Company is exposed to concentration risk as it had five customers (December 31, 2022-four customers) representing greater than 5% of total trade receivables and five customers (December 31, 2022-three customers) represented 94% (December 31, 2022-90%) of trade receivables. The Company had certain customers whose revenue individually represented 10% or more of the Company's total revenue. These customers accounted for 88% (14%, 35% and 39%) (March 31, 2022-67%; 22% and 45%) of total revenue.

Liquidity Risk

Liquidity risk is the risk that the Company is unable to meet its obligations as they fall due. The Company takes steps to ensure it has sufficient working capital and available sources of financing to meet future cash requirements for capital programs and operations. Management is considering all its options to repay its creditors. Refer also to going concern, note 2.

The Company actively monitors its liquidity to ensure that its cash flows and working capital are adequate to support its financial obligations and the Company's capital programs. In order to continue operations, the Company will need to raise capital, and complete the refinancing of its real property and organic waste processing and composting facility. There is no assurance of funding being available or available on acceptable terms. Realization values may be substantially different from carrying values as shown. Refer also to going concern, note 2.

Currency Risk

Although the Company's functional currency is the C$, the Company realizes a portion of its expenses in United States Dollars ("$"). Consequently, certain assets and liabilities are exposed to foreign currency fluctuations. As at March 31, 2023, $181,345 (December 31, 2022-$88,843) of the Company's net monetary liabilities were denominated in $. The Company has not entered into any hedging transactions to reduce the exposure to currency risk.

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2023 and 2022
(Expressed in United States Dollars)
(unaudited)

6. Funds Held in Trust

The Funds held in trust at March 31, 2023, in the amount of $923,625 (C$1,250,000), relate to a full and final mutual release of all obligations owing to PACE, including accrued interest, in exchange for an amount of $923,625 (C$1,250,000). The funds are held in escrow by the Company's Canadian legal counsel. The funds will be released to PACE once the letter of credit, in the amount of $204,550 (C$276,831) is released by the Ministry of the Environment, Conservation and Parks (the "MECP") to PACE. Immediately prior to this full and final mutual release, the amounts owing to PACE, included in the interim condensed consolidated balance sheets, include $3,449,388 (C$4,668,274) disclosed under long-term debt and accrued interest of $391,414 (C$529,725) disclosed under accrued liabilities. The Company raised the funds by securing a 2nd. mortgage on March 1, 2023 in the amount of $1,108,350 (C$1,500,000) prior to disbursements of $184,725 (C$250,000), on its Belleville, Ontario Canada property.

7. Long-lived Assets, net

		March 31,		December 31,
		2023		2022
	Cost	Accumulated depreciation	Net book value	Net book value

Land	$3,166,512	$-	$3,166,512	$3,163,941
Property under construction	3,551,532	-	3,551,532	3,548,648
Composting buildings	2,240,433	737,135	1,503,298	1,535,656
Gore cover system	1,040,388	551,674	488,714	514,306
Driveway and paving	342,480	151,833	190,647	197,336
Machinery and equipment	107,187	87,167	20,020	28,036
Equipment under capital lease	287,912	269,900	18,012	39,574
Signage	6,107	3,963	2,144	2,447
Automotive equipment	162,675	97,605	65,070	77,208
	$10,905,226	$1,899,277	$9,005,949	$9,107,152

Depreciation for the three-month period ended March 31, 2023, is disclosed in cost of sales in the amount of $108,372 (C$146,568) (2022-$116,203; C$147,130) and in office and administration in the amount of $306 (C$413) (2022-$326; C$413), in the interim condensed consolidated statements of operations and comprehensive loss.

8. Related Party Transactions

For three-month period ended March 31, 2022, the Company incurred $88,728 (C$120,000) (2022-$94,776; C$120,000), in management fees expense with Travellers International Inc. ("Travellers"), an Ontario company controlled by a director and the president and chief executive officer (the "CEO"); and $27,728 (C$37,500) (2022-$23,693; C$30,000) in management fees expense with the Company's chief financial officer (the "CFO"). As at March 31, 2023, unpaid remuneration and unpaid expenses in the amount of $252,983 (C$342,377) (December 31, 2022-$161,790; C$219,138) is included in accounts payable and $50,933 (C$69,012) (December 31, 2022-$22,705; C$30,753) is included in accrued liabilities in the interim condensed consolidated balance sheets.

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2023 and 2022
(Expressed in United States Dollars)
(unaudited)

8. Related Party Transactions, (continued)

For the three-month period ended March 31, 2023, the Company incurred $24,334 (C$32,911) (2022-$23,506; C$29,762) in rent expense paid under a lease agreement with Haute Inc. ("Haute"), an Ontario company controlled by the CEO.

In addition, during the three-month period ended March 31, 2023, the Company paid the CFO interest of $nil (C$nil) (2022-$504; C$638) on loans totaling $nil (C$nil) (2022-$29,211 (C$36,000) provided to the Company and repaid during the prior period.

For the independent directors, the Company recorded directors' compensation during the three months ended March 31, 2023 of $15,969 (C$21,597) (2022-$14,809; C$18,750). In addition, on February 18, 2023 a new independent director was appointed and he was awarded 100,000 common shares of the Company on March 1, 2023 valued at $21,000 based on the closing trading price on the appointed date and included under stock-based compensation in the interim condensed consolidated statements of operations and comprehensive loss. As at March 31, 2023, outstanding directors' compensation of $137,282 (C$185,793) (December 31, 2022-$121,226; C$164,196) is included in accrued liabilities, in the interim condensed consolidated balance sheets.

Pursuant to the terms of the CEO's Consulting Agreement, for his services as the CEO, the compensation is at a rate of $29,576 (C$40,000) per month for twelve (12) months, beginning on the Effective Date, January 1, 2023, and at a rate of $36,970 (C$50,000) per month for twelve (12) months, beginning January 1, 2024. In addition, the Company agreed to grant the CEO 3,000,000 restricted shares of the Company's Common Stock, par value of $0.0001 per share (the "Common Stock") on the Effective Date. The Company has also agreed to reimburse the CEO for certain out-of-pocket expenses incurred by the CEO.

Pursuant to the terms of the CFO's Consulting Agreement for his services as the CFO, the compensation is at a rate of $9,243 (C$12,500) per month for twelve (12) months, beginning on the Effective Date, January 1, 2023. In addition, the Company agreed to grant the CFO 100,000 restricted shares of the Company's Common Stock, par value of $0.0001 per share (the "Common Stock") on the Effective Date. The Company has also agreed to reimburse the CFO for certain out-of-pocket expenses incurred by the CFO.

Furthermore, for the three-month period ended March 31, 2023, the Company recognized management stock-based compensation expense of $57,600 (2022-$60,113), on the common stock issued to the CEO and the CFO, 3,000,000 and 100,000 common stock, respectively, as stipulated in their executive consulting agreements, effective January 1, 2023 valued at the trading price on the Effective Date. The total stock-based compensation on the issuance of the common stock totaled $446,400 (2022-$240,450). The portion to be expensed for the balance of the consulting agreements, $388,800 (2022-$180,337) is included in prepaid expenses and deposits in the interim condensed consolidated balance sheets.
9. Long-Term Debt
		March 31, 2023	December 31, 2022
(a)	PACE Credit Facility-see below	$696,540	$695,974
(b)	PACE Credit Facility-see below	389,505	389,188
(c)	PACE Corporate Term Loan-see below	2,363,343	2,361,424
(d)i.)	Mortgage Payable-due December 1, 2023	3,800,992	3,782,751
(d)ii.)	Mortgage Payable-due August 17, 2023	1,477,800	1,476,600
(d)iii.)	Mortgage Payable-due March 1, 2024	1,067,660	-
(e)	Canada Emergency Business Account-Due December 31, 2023	73,890	73,830
(f)	Corporate Term Loan-Due April 7, 2025	80,604	89,659
		9,950,334	8,869,426
Current portion		(9,907,386)	(8,816,931)
Long-Term portion		$42,948	$52,495

As disclosed under funds held in trust, note 6, the Company and PACE finalized a full and final mutual release of all obligations owing to PACE, including accrued interest, in exchange for an amount of $923,625 (C$1,250,000). The funds are being held in escrow by the Company's Canadian legal counsel. The funds will be released to PACE once the letter of credit, in the amount of $204,550 (C$276,831) is released by the MECP to PACE. Immediately prior to this full and final release, the amounts owing to PACE, included above under a), b) and c) totaled $3,449,388 (C$4,668,274).

Refer also to going concern, note 2.

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2023 and 2022
(Expressed in United States Dollars)
(unaudited)

9. Long-Term Debt, (continued)

The remaining PACE long-term debt was initially payable as noted below:

(a) The credit facility bears interest at the PACE base rate of 7.00% plus 1.25% per annum, currently 12.50%, is payable in monthly blended installments of principal and interest of $6,476 (C$8,764) and matures on September 2, 2022. The first and only advance on the credit facility on February 2, 2017, in the amount of $1,182,240 (C$1,600,000), is secured by a business loan general security agreement, a $1,182,240 (C$1,600,000) personal guarantee from the CEO and a charge against the Haute leased premises. Also pledged as security are the shares of the wholly-owned subsidiaries, and a limited recourse guarantee against each of these parties. On April 3, 2020, the pledged shares were delivered by PACE and are currently held as security for the personal guarantee from the CEO and charge against the Haute leased premises. The credit facility is fully open for prepayment at any time without notice or bonus.

(b) The credit facility advanced on June 15, 2017, in the amount of $443,340 (C$600,000), bears interest at the PACE base of 7.00% plus 1.25% per annum, currently 12.50%, is payable in monthly blended installments of principal and interest of $3,621 (C$4,901), and matures on September 2, 2022. The credit facility is secured by a variable rate business loan agreement on the same terms, conditions and security as noted above.

(c) The corporate term loan advanced on September 13, 2017, in the amount of $2,751,772 (C$3,724,147), bears interest at PACE base rate of 7.00% plus 1.25% per annum, currently 12.50%, is payable in monthly blended installments of principal and interest of $21,953 (C$29,711), and matures September 13, 2022. The corporate term loan is secured by a business loan general security agreement representing a floating charge over the assets and undertakings of the Company, a first priority charge under a registered debenture and a lien registered under the Personal Property Security Act in the amount of $2,956,323 (C$4,000,978) against the assets including inventory, accounts receivable and equipment. The corporate term loan also included an assignment of existing contracts included in the asset purchase agreement.

For the three-month period ended March 31, 2023, $102,842 (C$139,089) (2022-$75,525; C$95,625) in interest was incurred on the PACE long-term debt. As at March 31, 2023 $391,413 (C$529,725) (December 31, 2022-$288,407; C$390,636) in accrued interest is included in accrued liabilities in the interim condensed consolidated balance sheets.

(d) i) The Company obtained a 1st mortgage provided by private lenders to finance the acquisition of the shares of 1684567 and to provide funds for additional financing needs, including additional lands, received in four tranches totaling $3,842,280 (C$5,200,000) (December 31, 2022-$3,839,160; C$5,200,000). The fourth tranche was received on August 13, 2021 in the amount of $1,402,770 (C$1,900,000) and a portion of this fourth tranche, $1,369,871 (C$1,853,933), was used to fund a portion of the purchase of the Hamilton Property, described under long-lived assets, net note 7. The 1st mortgage is repayable interest only on a monthly basis at an annual rate of the higher of the Royal Bank of Canada's prime rate plus 6.05% per annum (currently 12.75%) and 10% per annum with a maturity date of December 1, 2023. The Company continues to be charged at the rate of 10% per annum. The 1st mortgage payable is secured by the shares held of 1684567, a 1st mortgage on the premises located at 704 Phillipston Road, Roslin, Ontario, Canada and a general assignment of rents.

Financing fees on the 1st mortgage totaled $298,086 (C$403,419). As at March 31, 2023 $31,581 (C$42,740) (December 31, 2022-$31,555; C$42,740) of accrued interest is included in accrued liabilities in the consolidated balance sheets. In addition, as at March 31, 2023 there is $41,288 (C$55,877) (December 31, 2022-$56,409; C$76,404) of unamortized financing fees included in long-term debt in the consolidated balance sheets.

ii) On August 17, 2021, the Company obtained a vendor take-back 1st mortgage in the amount of $1,477,800 (C$2,000,000), on the purchase of the Hamilton Property, described under long-lived assets, net (note 7). The 1st mortgage bears interest at an annual rate of 2% per annum, repayable monthly interest only with a maturity date of August 17, 2023, secured by the assets on the Hamilton Property.

iii) On March 1, 2023, the Company obtained a 2nd mortgage in the amount of $1,108,350 (C$1,500,000) bearing interest at the annual rate of 12%, repayable monthly, interest only with a maturity date of March 1, 2024, secured as noted under (d) i) above. The Company incurred financing fees of $44,334 (C$60,000). In addition, as at March 31, 2023 there is $40,657 (C$55,069) of unamortized financing fees included in long-term debt in the consolidated balance sheets.

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2023 and 2022
(Expressed in United States Dollars)
(unaudited)

9. Long-Term Debt, (continued)

For the three-month period ended March 31, 2023, $114,457 (C$154,797) (2022-$111,853; C$141,622) in interest was incurred on the mortgages payable. As at March 31, 2023 $42,512 (C$57,534) (December 31, 2022- $31,555; C$42,740) in accrued interest is included in accrued liabilities in the interim condensed consolidated balance sheets.

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

The Company has received a total of $73,890 (C$100,000) under this program, from its Canadian chartered bank.

Under the initial term date of the loans, which is detailed in the CEBA term loan agreements, the amount is due on December 31, 2022 and is interest-free. If the loans are not repaid by December 31, 2022, the Company can make payments, interest only, on a monthly basis at an annual rate of 5%, under the extended term date, beginning January 1, 2023, maturing December 31, 2025.

The CEBA term loan agreements were amended by extending the interest free repayment date by one year to December 31, 2023. If paid by December 31, 2023, 33.33% ($24,630; C$33,333), previously 25%, of the loans would be forgiven. Repayment terms on the extended period are unchanged.

The CEBA term loan agreements contain a number of positive and negative covenants, for which the Company is not in full compliance.

(f) On April 8, 2021, the Company took delivery of a truck and hauling trailer for a total purchase price of $161,330 (C$218,338) plus applicable harmonized sales taxes. The purchase was financed by a bank term loan of $147,780 (C$200,000), over a forty-eight-month term, bearing interest at 4.95% per annum with monthly blended instalments of principal and interest payments of $3,621 (C$4,901) due April 7, 2025.

For the three-month period ended March 31, 2023, $781 (C$1,057) (2022- $1,576; C$1,996) in interest was incurred.

10. Obligations under Capital Lease

			March 31, 2023	December 31, 2022
	(a)	(b)	Total	Total
Obligations under Capital Lease	$-	$107,718	$107,718	$121,758
Less: current portion		(60,710)	(60,710)	(57,275)
Long-term portion	$-	$47,008	$47,008	$64,483

Refer also to going concern, note 2.

(a) The lease agreement for certain equipment for the Company's organic composting facility at a cost of $182,841 (C$247,450), is payable in monthly blended installments of principal and interest of $3,782 (C$5,118), plus applicable harmonized sales taxes for a period of forty-six months plus the first two monthly blended installments of $7,389 (C$10,000) plus applicable harmonized sales taxes and an option to purchase the equipment for a final payment of $18,236 (C$24,680) plus applicable harmonized sales taxes on February 27, 2022. The leasing agreement bears interest at the rate of 6.15% annually, compounded monthly, due January 27, 2022. The final payment was made on June 7, 2022.

(b) The lease agreement for certain equipment for the Company's organic waste processing and composting facility at a cost of $287,912 (C$389,650), is payable in monthly blended installments of principal and interest of $5,063 (C$6,852), plus applicable harmonized sales taxes for a period of fifty-nine months plus an initial deposit of $13,372 (C$19,450) plus applicable harmonized sales taxes and an option to purchase the equipment for a final payment of a nominal amount of $74 (C$100) plus applicable harmonized sales taxes on February 27, 2025. The leasing agreement bears interest at the rate of 3.59% annually, compounded monthly, due February 27, 2025.

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2023 and 2022
(Expressed in United States Dollars)
(unaudited)

10. Obligations under Capital Lease, (continued)

The lease liabilities are secured by the equipment under capital lease as described under long-lived assets, net (note 7).

Minimum lease payments as per the original terms of the obligations under capital lease are as follows:

In the nine-month period ending December 31, 2023	$45,566
In the year ending December 31, 2024	60,755
In the year ending December 31, 2025	5,137
111,458
Less: imputed interest	(3,740)
Total	$107,718

For the three-month period ended March 31, 2023, $1,052 (C$1,423) (2022-$1,760; C$2,229) in interest was incurred.

11. Convertible Promissory Notes

		March 31, 2023	December 31, 2022

(a)	Convertible promissory note-October 28 and 29, 2021	$2,398,276	$2,599,925
(b)	Convertible promissory note-March 3 and 7, 2022	3,680,576	3,696,044
(c)	Convertible promissory note- June 23, 2022	1,484,614	1,500,464
		$7,563,466	$7,796,433

The convertible promissory notes are accounted for under the fair value option in the consolidated balance sheets. The actual principal outstanding on the balance of the notes as at March 31, 2023 is $5,682,160 (2022-$5,825,260).

(a) On October 28 and 29, 2021, the Company entered into two securities purchase agreement (the "October 2021 SPAs) with two investors (the "October 2021 Investors") pursuant to which the Company issued to the October 2021 Investors two 15% OID unsecured convertible promissory notes (the "October 2021 Investor Notes") in the principal amount of $1,765,118. The October 2021 Investor Notes are convertible, with accrued interest, from time to time on notice of a liquidity event (a "Liquidity Event"). A Liquidity Event is defined as a public offering of the Company's common stock resulting in the listing for trading of the common stock on any one of a number of exchanges. The October 2021 Investor Notes can be prepaid prior to maturity for an amount of 120% of the prepayment amount.

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

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2023 and 2022
(Expressed in United States Dollars)
(unaudited)

11. Convertible Promissory Notes, (continued)

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

Further, the October 29, 2021 investor agreed not to convert more than $100,000 in any one conversion notice and the October 29, 2021 investor agreed not to issue an additional conversion notice unless and until any previously issued conversion shares have been sold by the October 29, 2021 investor or exceed 10% of the daily trading volume in selling the shares of the Company's common stock

On September 21, 2022 and November 10, 2022, the October 29, 2021 investor issued conversion notices to the Company and the Company issued 372,090 common shares at conversion prices ranging from $0.1885 to $0.2339 per share respectively, on the conversion of $25,000 and $50,000 respectively, of the October 29, 2021 investor note, have a fair market value of $97,129 on conversion. The October 29, 2021 investor has not informed the Company of an extension to the current maturity date, but continues to issue conversion notices to the Company.

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

During the three-month period ended March 31, 2023, the October 29, 2021 investor provided the Company with notices of conversion to convert in total $143,100 of his investor note having a fair value on conversion of $199,641.

The Company initially reserved 1,905,000 of its authorized and unissued Common Stock (the "October 2021 Reserved Amount"), free from pre-emptive rights, to be issued upon conversion of the October 2021 Investor Notes.

(b) On March 3 and 7, 2022, the Company executed two unsecured convertible promissory notes with two investors (the "March 2022 Investors"), who purchased 25% original issue discount (the "OID") unsecured convertible promissory notes (the "The March 2022 Investor Notes") in the aggregate principal amount totaling $2,000,000 (the "Principal Amount") with such Principal Amount convertible into shares of the Company's common stock (the "Common Stock") from time to time triggered by the occurrence of certain events. The March 2022 Investor Notes carried an OID totaling $500,000 which is included in the principal balance of the Notes. The funds were received on March 7, 2022 and March 11, 2022 in the total amount of $1,425,000, net of the OID and professional fees.

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

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2023 and 2022
(Expressed in United States Dollars)
(unaudited)

11. Convertible Promissory Notes, (continued)

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

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2023 and 2022
(Expressed in United States Dollars)
(unaudited)

11. Convertible Promissory Notes, (continued)

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

During the three-month period ended March 31, 2023, the Company issued 1,049,413 (2022-2,000,000) common shares on the conversion of convertible promissory notes, having fair values on conversion in the amount of $199,641 (2022-$463,862), at conversion prices ranging from $0.1294 to $0.1442 (2022-$0.20) per share.

Refer also to going concern, note 2.

Fair value option for the convertible promissory notes

The Company is eligible to elect the fair value option under ASC 825, Financial Instruments and bypass analysis of the potential embedded derivative features described above. The Company believes that the fair value option better reflects the underlying economics of the convertible promissory notes issued after December 31, 2020. As a result, the 2021 and 2022 promissory notes were recorded at fair value upon issuance and subsequently remeasured at each reporting date until settled or converted. The Company recognized the notes initially at fair value, which exceeded the proceeds received resulting in a day one loss that has been recognized in net loss. Transaction and other issuance costs have been expensed as incurred. Subsequently, the Company recognizes the notes at fair value with changes in net loss.

Gains and losses attributable to changes in credit risk were insignificant during the three-month periods ended March 31, 2023 and 2022. For the three-month period ended March 31, 2023, the Company recognized a loss of $nil (2022-$659,535) at the time of issuance of the convertible promissory notes, and a gain of $33,326 (2022-loss of $636,623) attributed to the change in fair value of the convertible promissory notes. The Company incurred debt issuance costs of $nil (2022-$75,000) which were expensed as incurred.

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2023 and 2022
(Expressed in United States Dollars)
(unaudited)

12. Fair Value Measurement

The following table presents information about the Company's financial assets and liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation:

		Fair value as at March 31, 2023 and December 31, 2022 Using:
		Level 3	March 31, 2023	December 31, 2022
Assets:	$		$-	$-
Liabilities:
Convertible promissory notes			7,563,466	7,796,433
	$		$7,563,466	$7,796,433

During each of the three-month periods ended March 31, 2023 and 2022, there were no transfers between Level 1, Level 2, or Level 3. There were no financial assets or other liabilities measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022.

The following table summarizes the change in Level 3 financial instruments during the three-month period ended March 31, 2023 and December 31, 2022.

	March 31, 2023	December 31, 2022
Fair value at December 31, 2022	$7,796,433	$3,798,516
Fair value at issuance		2,159,525
Conversions/repayments	(199,641)	(136,880)
Mark to market	(33,326)	7,633,844
Settlement	-	(5,688,573)
Fair value at March 31, 2023 and December 31, 2022	$7,563,466	$7,796,433

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

The fair value of the convertible promissory notes at issuance and at each reporting period was estimated based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The Company used a scenario-based binomial model to estimate the fair value of the convertible promissory notes. The model determines the fair value from a market participant's perspective by evaluating the payouts under hold, convert, or call decisions. The most significant estimates and assumptions used as inputs are those concerning type, timing and probability of specific scenario outcomes. Specifically, the Company assigned a probability of default, which would increase the required payout as described in note 11 and calculated the fair value under each scenario. At the issuance dates of the convertible promissory notes, the probability of default ("PD") was assumed to be 75% (2022-75%), except for those that were amended post maturity which were assumed to be 100%. The probability of default was determined in reference to a 1-year PD rate for a 'CCC+' rating at issuance, and a combination of 'CC' and 'CCC-' credit ratings at March 31, 2023 and December 31, 2022. Increasing (decreasing) the probability of default would result in a significantly higher (lower) fair value measurement.

Other significant unobservable inputs include the expected volatility, discount for lack of marketability and the credit spread. The expected volatility was based on the historical volatility over a look-back period that was consistent with the balance-remaining term of the instruments. A range of 106.2% to 123.4% was used for the expected volatility (2022-92% to 159%). The discount for lack of marketability was determined using a range of option pricing methodologies using the remaining restriction term corresponding to each instrument on the relevant valuation date. A range of 0% to 40% was used for the discount for lack of marketability. The credit spread was determined in reference to credit yields of companies with similar credit risk at the date of valuation. A premium of 10% was added to the credit spread as an instrument specific adjustment to reflect the Company's risk of default. A range of 24.39% to 25.18% (2022-24.4% to 25.6%) was used for the credit spread.

Refer also to going concern, note 2.

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2023 and 2022
(Expressed in United States Dollars)
(unaudited)

13. Loans Payable to Related Parties

	March 31, 2023	December 31, 2022
Directors	$47,500	$40,000
Officers	32,445	-
Total	$79,945	$40,000

The loans owing to directors were received by the Company on June 6, 2022 and March 16, 2023, are unsecured, bearing interest at 5% per annum and due on demand.

During the three-month period ended March 31, 2023 $543 (2022-$nil) in interest was incurred on the directors' loans. As at March 31, 2023 $1,631 (December 31, 2022-$1,088) of accrued interest is included in accrued liabilities in the interim condensed consolidated balance sheets. And, during the three-month period ended March 31, 2023 $nil (C$nil) (2022-$504; C$638) in interest was paid on loans from the CFO.

The loans from the officers are non-interest bearing and due on demand.

14. Capital Stock

As at March 31, 2023, the Company had 150,000,000 common shares authorized with a par value of $.0001 per share and 118,618,245 (December 31, 2022-113,438,832) common shares issued and outstanding.
For the three-month period ended March 31, 2023, the Company issued 1,049,413 (December 31, 2022-2,372,090) common shares on the conversion of a convertible promissory note having a fair value on conversion in the amount of $199,641 (December 31, 2022-$579,247) at conversion prices ranging from $0.1294 to $0.1442 (December 31, 2022- $0.1885 to $0.2339) per share. This resulted in a loss on conversion of $20,513 disclosed under other income (expense), note 16.

In addition, the Company raised $nil (December 31, 2022-$907,760, net of share issue costs of $1,440), on a private placement for nil (December 31, 2022-4,444,041) common shares at an issue price of $nil (December 31, 2022-$0.154 to $0.45) per share. Further, 410,000 (December 31, 2022-6,655,000) common shares of the Company were issued for professional services valued at $63,480 (December 31, 2022-$2,186,110), based on the closing trading prices on the effective dates of the consulting agreements. The portion relating to the three-month period ended March 31, 2023, $63,480 (2022-$2,092,230) is included in the amount disclosed as stock-based compensation in the interim condensed consolidated statements of operations and comprehensive loss and the balance, $nil (December 31, 2022-$374,531) is included in prepaid expenses and deposits in the interim condensed consolidated balance sheets. In addition, during the year ended December 31, 2022, 4,125,211 share were issued on the issuance of debt on extinguishment of existing debt having a fair value on issuance of $1,652,715 and 1,616,667 common shares were issued on the extension of the maturity dates on convertible promissory notes having a fair value on issuance of $231,067. Further, on September 8, 2022, 241,502 common shares were returned to treasury. And, during the year ended December 31, 2022, Travellers converted $33,371 (C$45,200) of accounts payable for 193,778 common shares of the Company.
On January 3, 2023, the Company issued 3,000,000 (January 2, 2022-1,000,000) common shares to the CEO and 100,000 (January 2, 2022-50,000) common shares to the CFO in connection with their executive consulting agreements, valued at $446,400 (December 31, 2022-$240,450), based on the closing trading price on the effective date of their executive consulting agreements. Included under management stock-based compensation in the interim condensed consolidated statements of operations and comprehensive loss, is an amount of $57,600 (2022-60,113), representing that portion of the stock-based compensation for the period. Also, on January 17, 2022 and March 22, 2022, the Company issued 230,000 common shares on proceeds previously received.

Further, on January 3, 2023, the Company issued 20,000 (February 7, 2022-10,000) common shares to an employee valued at $2,880 (December 31, 2022-$1,990) based on the closing trading price on the date of issuance. And, 100,000 common shares were issued on March 1, 2023 to a new director appointed on February 18, 2023, valued at $21,000, based on the trading price on the date appointed. Both amounts are disclosed as stock-based compensation in the interim condensed statements of operations and comprehensive loss.
At March 31, 2023, the Company recorded $60,100 (December 31, 2022-$213,600) for 250,000 shares to be issued relating to a consulting agreement with a service provider for professional services, valued on the effective dates stipulated in the consulting agreement. These professional services are included under stock-based compensation in the interim condensed consolidated statements of operations and comprehensive loss. And, during the three-month period ended March 31, 2023, the Company issued 500,000 (2022-230,000) common shares for proceeds previously received.

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2023 and 2022
(Expressed in United States Dollars)
(unaudited)

15. Commitments

a) Effective January 1, 2023, as stipulated in each of their respective executive consulting agreements, the CEO's monthly fee is $29,556 (C$40,000) for 2023 and $36,945 for 2024 and for the CFO $9,236 (C$12,500). The future minimum commitment under these consulting agreements, is as follows:

For the nine-month period ending December 31, 2023	$349,128
For the year ending December 31, 2024	443,340
$792,468

b) The Company has agreed to lease its office premises from Haute on a month-to-month basis, at the monthly rate of $6,650 (C$9,000). The Company is responsible for all expenses and outlays in connection with its occupancy of the leased premises, including, but not limited to utilities, realty taxes and maintenance.

c) Effective February 3, 2021, upon the successful completion of a Nasdaq listing, the Company has committed a payment of $300,000 to a consulting firm providing advisory and consulting services.

d) On November 5, 2021, the Company committed to the design and construction of its Hamilton, Ontario, Canada facility, including architectural and general consulting fees in the amount of $6,743,060 ($9,125,809).

e) Effective November 1, 2022, the Company acquired the exclusive rights to the use of a well-known athlete's name, endorsement and the like, for the purposes of advertisement, promotion and sale of the Company's products. In return, the Company issued 500,000 common shares of the Company and the individual's company is entitled to the following fees:

• $125,000 sixty days subsequent to the Company's shares listed on the Nasdaq or another senior exchange.

• $125,000 on the one-year anniversary of the first payment above and,

• $125,000 on the one-year anniversary of the second payment above.

There is also an arrangement to issue 250,000 warrants to the company once the Company's shares are listed on the Nasdaq or another major exchange.

f) The Company was assigned the land lease on the purchase of certain assets of Astoria Organic Matters Ltd., and Astoria Organic Matters Canada LP. The land lease, which comprises 13.88 acres in Roslin, Ontario, Canada, has a term expiring March 31, 2034. The basic monthly rent on the net lease is $2,217 (C$3,000) and is subject to adjustment based on the consumer price index as published by Statistics Canada ("CPI"). To date, no adjustment for CPI has been charged. The Company is also responsible for any property taxes, maintenance, insurance and utilities. In addition, the Company has the right to extend the lease for five further terms of five years each and one further term of five years less one day. As the Company acquired the business of 1684567, the previous landlord, in 2019, there are no future commitments for this lease.

The Company is responsible through a special provision of the site plan agreement with the City of Belleville (the "City"), Ontario, Canada, that it is required to fund road maintenance required by the City through to September 30, 2025 at an annual rate of $7,389 (C$10,000). The future minimum commitment is as follows:

For the nine-month period ending December 31, 2023	$7,389
For the year ending December 31, 2024	7,389
For the year ending December 31, 2025	7,389
$22,167

g) PACE had provided the Company a letter of credit in favor of the MECP in the amount of $204,550 (C$276,831) and, as security, has registered a charge of lease over the organic waste processing and composting facility, located at 704 Phillipston Road, Roslin, Ontario, Canada. As noted under funds held in trust, note 6, the Company and PACE finalized a full and final release of all obligations owed to PACE The funds held in trust are being held in escrow with the Company's Canadian legal counsel and will be released to PACE once this current letter of credit is returned to PACE by the MECP. This will occur once the Company replaces this letter of credit with a new letter of credit in the amount of $471,150 ($C637,637). As security, PACE had registered a charge of lease over the premises, located at 704 Phillipston Road, Roslin, Ontario, Canada. The Company is required to provide for environmental remediation and clean-up costs for its organic waste processing and composting facility.

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2023 and 2022
(Expressed in United States Dollars)
(unaudited)

15. Commitments, (continued)

The letter of credit is a requirement of the MECP and is in connection with the financial assurance provided by the Company for it to be in compliance with the MECPs environmental objectives. The MECP regularly evaluates the Company's organic waste processing and composting facility to ensure compliance is adhered to and the letter of credit is subject to change by the MECP. As a result of audits conducted by the MECP in December of 2020, the Company has accrued estimated and actual costs for corrective measures as a result of the MECP's audits totaling $674,717 (C$913,137) (December 31, 2022-$676,635; C$904,287).

As at March 31, 2023, the MECP has not drawn on the letter of credit. The Company is in the process of obtaining a letter of credit for the new financial assurance with the MECP in the amount of $471,150 (C$637,637).

16. Other Income (Expense)

	March 31, 2023	March 31, 2022
(a) Loss on conversion of convertible promissory note	$(20,513)	$-
(b) Gain (loss) on revaluation of convertible promissory notes	33,326	(1,296,148)

	$12,813	$(1,296,148)

(a) As described under convertible promissory notes, note 12(a), the loss is on three conversions of the October 29, 2021 investor note.

(b) Gain (loss) on revaluation of convertible promissory notes.

17. Economic Dependence

The Company generated 88% of its revenue from three customers, during the three-month period ended March 31, 2023 (March 31, 2022-67% from two customers).

18. Legal Proceedings

From time to time, the Company may become involved in litigation relating to claims arising from the ordinary course of business. Management believes that there are currently no claims or actions pending against us, the ultimate disposition of which would have a material adverse effect on our results of operations, financial condition or cash flows.

The Company has a claim against it for unpaid legal fees in the amount $48,207 (C$65,241). The amount is included in accounts payable on the Company's consolidated balance sheets.

19. Subsequent Events

The Company's management has evaluated subsequent events up to the date the interim condensed consolidated financial statements were issued, pursuant to the requirements of ASC 855 and has determined the following to be material subsequent events:

(a) On April 4, 2023, one of the October 2021 Investors provided the Company with a notice of conversions for his October 29, 2021 investor note in the amount of $50,000 in exchange for 375,052 common shares of the Company at a conversion price of $0.1333 per share.

(b) On April 12, 2023, the Company received funds of $148,740 (C$200,000) in exchange for 450,000 common shares of the Company.

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2023 and 2022
(Expressed in United States Dollars)
(unaudited)

19. Subsequent Events, (continued)

(c) Effective April 17, 2023, the Company engaged the services of a consultant for a three-month period for professional services and subsequently issued 180,000 common shares of the Company to the consultant priced on the closing trading price on the effective date, valued at $41,040.

(d) On April 18, 2023, the CEO converted $177,784 (C$238,000) of outstanding loans to the Company in return for 856,483 common shares of the Company, priced at the closing trading price of $0.2076 per share

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this Management's Discussion and Analysis ("MD&A"), other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "would," "expect," "intend," "could," "estimate," "should," "anticipate," or "believe," and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. Readers should carefully review the risk factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the Securities and Exchange Commission on April 17, 2023.

The following MD&A is intended to help readers understand the results of our operation and financial condition, and is provided as a supplement to, and should be read in conjunction with, our Interim Unaudited Financial Statements and the accompanying Notes to Interim Unaudited Financial Statements under Part 1, Item 1 of this Quarterly Report on Form 10-Q.

Growth and percentage comparisons made herein generally refer to the three-month period ended March 31, 2023 compared with the three-month period ended March 31, 2022 unless otherwise noted. Unless otherwise indicated or unless the context otherwise requires, all references in this document to "we, "us, "our," the "Company," and similar expressions refer to SusGlobal Energy Corp., and depending on the context, its subsidiaries.

SPECIAL NOTICE ABOUT GOING CONCERN AUDIT OPINION

OUR AUDITORS ISSUED OPINIONS EXPRESSING SUBSTANTIAL DOUBT AS TO OUR ABILITY TO CONTINUE IN BUSINESS AS A GOING CONCERN FOR THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021. YOU SHOULD READ THIS QUARTERLY REPORT ON FORM 10-Q WITH THE "GOING CONCERN" ISSUES IN MIND.

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

RECENT BUSINESS DEVELOPMENTS

On April 25, 2023, the Company announced that its wholly owned subsidiary SusGlobal Energy Belleville Ltd., generated approximately 9,500 additional Verified Emission Reduction and Removals ("VERRs") and recently sold a further 3,000 carbon credits as part of the Anew™ SusGlobal Belleville Composting Offset Project in Ontario (the "Project"). The project has to date generated approximately 114,500 VERRs (generated from 2017-2022) with an approximate market value of $3.70 (C$5) and $7.40 (C$10) per VERR. The Project report was submitted to the GHG CleanProjects® Registry, a business unit of the Standards Division of the Canadian Standards Association ("CSA"). The Project is part of the Offset Development and Marketing Agreement with Anew Canada ULC (formerly known as Blue Source Canada ULC) ("Anew Canada") for developed and marketed greenhouse gas ("GHG") offset credits from the Company's 49-acre Organic & Non-Hazardous Waste Processing & Composting Facility in Belleville, Ontario.

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

On March 28, 2023, the Company and PACE Savings and Credit Union Limited ("PACE") finalized a full and final mutual release of all obligations owing to PACE, including accrued interest, in exchange for an amount of $923,625 (C$1,250,000). The funds are held in escrow by the Company's Canadian legal counsel. The funds will be released to PACE once the letter of credit, in the amount of $204,550 (C$276,831) is released by the Ministry of the Environment, Conservation and Parks (the "MECP") to PACE. Immediately prior to this full and final mutual release, the amounts owing to PACE, included in the interim condensed consolidated balance sheets, include $3,449,388 (C$4,668,274) disclosed under long-term debt and accrued interest of $391,414 (C$529,725) disclosed under accrued liabilities. The Company raised the funds by securing a 2nd. mortgage on March 1, 2023 in the amount of $1,108,350 (C$1,500,000) prior to disbursements of $184,725 (C$250,000), on its Belleville, Ontario Canada property.

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

Pursuant to the terms of the CEO's Consulting Agreement, for his services as the CEO, the compensation is at a rate of $29,556 (C$40,000) per month for twelve (12) months, beginning on the Effective Date, and at a rate of $36,945 (C$50,000) per month for twelve (12) months, beginning January 1, 2024. In addition, the Company agreed to grant the CEO 3,000,000 restricted shares of the Company's common stock, par value of $0.0001 per share (the "Common Stock") on the Effective Date. This common stock was issued on January 3, 2023. The Company has also agreed to reimburse the CEO for certain out-of-pocket expenses incurred by the CEO.

The CEO's Consulting Agreement is for a term of twenty-four (24) months. Upon a Constructive Discharge (as defined in the CEO's Consulting Agreement) and subject to certain notification requirements and the Company's opportunity to cure the Constructive Discharge, the CEO will be entitled to a compensation of twelve (12) months' fees, as well as any bonus compensation owing.

The Company also entered into an Executive Consulting Agreement (the "CFO Consulting Agreement"), by and between the Company and the CFO of the Company, effective January 1, 2023. Pursuant to the terms of the CFO Consulting Agreement, the CFO is entitled to fees of $9,236 (C$12,500) per month for twelve (12). In addition, the Company has also agreed to grant the CFO 100,000 restricted shares of the Company's common stock, par value of $0.0001 per share on the Effective Date. The Company has also agreed to reimburse the CFO for certain out-of-pocket expenses incurred by the CFO. This common stock was issued on January 3, 2023. The CFO's Consulting Agreement replaced the consulting agreement which expired on December 31, 2022.

The CFO's Consulting Agreement is for a term of twelve (12) months. Upon a Constructive Discharge (as defined in the CFO's Consulting Agreement) and subject to certain notification requirements and the Company's opportunity to cure the Constructive Discharge, the CFO will be entitled to a compensation of two (2) months' fees, as well as any bonus compensation owing.

Financings

(a) Securities Purchase Agreements

At March 31, 2023, the Company had and currently has 5 security purchase agreements outstanding with 4 investors. The outstanding principal balance at March 31, 2023 of the convertible promissory notes was $5,682,160 with a fair value of $7,563,466. At the time of this filing, the outstanding principal balance was $5,632,160 after 1 additional conversion of $50,000 on the October 29, 2021 investor note, for 375,052 common shares of the Company.

Please refer to the interim condensed consolidated financial statements, convertible promissory notes, note 11 and fair value measurement, note 12 for details on the convertible promissory notes.

(b) Pace Savings & Credit Union Limited ("PACE")

As noted above, on March 28, 2023, the Company and PACE Savings and Credit Union Limited ("PACE") finalized a full and final mutual release of all obligations owing to PACE, including accrued interest, in exchange for an amount of $923,625 (C$1,250,000). The funds are held in escrow by the Company's Canadian legal counsel. The funds will be released to PACE once the letter of credit, in the amount of $204,550 (C$276,831) is released by the Ministry of the Environment, Conservation and Parks (the "MECP") to PACE. Immediately prior to this full and final mutual release, the amounts owing to PACE, included in the interim condensed consolidated balance sheets, include $3,449,388 (C$4,668,274) disclosed under long-term debt and accrued interest of $391,414 (C$529,725) disclosed under accrued liabilities. The Company raised the funds by securing a 2nd. mortgage on March 1, 2023 in the amount of $1,108,350 (C$1,500,000) prior to disbursements of $184,725 (C$250,000), on its Belleville, Ontario Canada property.

The remaining PACE long-term debt was initially payable as noted below:

(i) The credit facility bears interest at the PACE base rate of 7.00% plus 1.25% per annum, currently 12.50%, is payable in monthly blended installments of principal and interest of $6,476 (C$8,764) and matures on September 2, 2022. The first and only advance on the credit facility on February 2, 2017, in the amount of $1,182,240 (C$1,600,000), is secured by a business loan general security agreement, a $1,182,240 (C$1,600,000) personal guarantee from the CEO and a charge against the Haute leased premises. Also pledged as security are the shares of the wholly-owned subsidiaries, and a limited recourse guarantee against each of these parties. On April 3, 2020, the pledged shares were delivered by PACE and are currently held as security for the personal guarantee from the CEO and charge against the Haute leased premises. The credit facility is fully open for prepayment at any time without notice or bonus.

(ii) The credit facility advanced on June 15, 2017, in the amount of $480,180 (C$600,000), bears interest at the PACE base of 7.00% plus 1.25% per annum, currently 12.50%, is payable in monthly blended installments of principal and interest of $3,621 (C$4,901), and matures on September 2, 2022. The credit facility is secured by a variable rate business loan agreement on the same terms, conditions and security as noted above.

(iii) The corporate term loan advanced on September 13, 2017, in the amount of $2,751,772 (C$3,724,147), bears interest at PACE base rate of 7.00% plus 1.25% per annum, currently 12.50%, is payable in monthly blended installments of principal and interest of $21,953 (C$29,711), and matures September 13, 2022. The corporate term loan is secured by a business loan general security agreement representing a floating charge over the assets and undertakings of the Company, a first priority charge under a registered debenture and a lien registered under the Personal Property Security Act in the amount of $2,956,323 (C$4,000,978) against the assets including inventory, accounts receivable and equipment. The corporate term loan also included an assignment of existing contracts included in the asset purchase agreement.

For the three-month period ended March 31, 2023, $102,842 (C$139,089) (2022-$75,525; C$95,625) in interest was incurred on the PACE long-term debt. As at March 31, 2023 $391,413 (C$529,725) (December 31, 2022-$288,407; C$390,636) in accrued interest is included in accrued liabilities in the interim condensed consolidated balance sheets

(c) Other Financings

(i) The Company obtained a 1st mortgage provided by private lenders to finance the acquisition of the shares of 1684567 and to provide funds for additional financing needs, including additional lands, received in four tranches totaling $3,842,280 (C$5,200,000) (December 31, 2022-$3,839,160; C$5,200,000). The fourth tranche was received on August 13, 2021 in the amount of $1,402,770 (C$1,900,000) and a portion of this fourth tranche, $1,369,871 (C$1,853,933), was used to fund a portion of the purchase of the Hamilton Property, described under long-lived assets, net note 7. The 1st mortgage is repayable interest only on a monthly basis at an annual rate of the higher of the Royal Bank of Canada's prime rate plus 6.05% per annum (currently 12.50%) and 10% per annum with a maturity date of December 1, 2023. The Company continues to be charged at the rate of 10% per annum. The 1st mortgage payable is secured by the shares held of 1684567, a 1st mortgage on the premises located at 704 Phillipston Road, Roslin, Ontario, Canada and a general assignment of rents.

Financing fees on the 1st mortgage totaled $298,086 (C$403,419). As at March 31, 2023 $31,581 (C$42,740) (December 31, 2022-$31,555; C$42,740) of accrued interest is included in accrued liabilities in the consolidated balance sheets. In addition, as at March 31, 2023 there is $41,288 (C$55,877) (December 31, 2022-$56,409; C$76,404) of unamortized financing fees included in long-term debt in the consolidated balance sheets.

(ii) On August 17, 2021, the Company obtained a vendor take-back 1st mortgage in the amount of $1,477,800 (C$2,000,000), on the purchase of the Hamilton Property, described under long-lived assets, net (note 7). The 1st mortgage bears interest at an annual rate of 2% per annum, repayable monthly interest only with a maturity date of August 17, 2023, secured by the assets on the Hamilton Property.

(iii) On March 1, 2023, the Company obtained a 2nd mortgage in the amount of $1,108,350 (C$1,500,000) bearing interest at the annual rate of 12%, repayable monthly, interest only with a maturity date of March 1, 2024, secured as noted under (d) i) above. The Company incurred financing fees of $44,334 (C$60,0000). In addition, as at March 31, 2023 there is $40,657 (C$55,069) of unamortized financing fees included in long-term debt in the consolidated balance sheets

For the three-month period ended March 31, 2023, $114,457 (C$154,797) (2022-$111,853; C$141,622) in interest was incurred on the mortgages payable. As at March 31, 2023 $42,512 (C$57,534) (December 31, 2022- $31,555; C$42,740) in accrued interest is included in accrued liabilities in the interim condensed consolidated balance sheets.

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

The Company has received a total of $73,890 (C$100,000) under this program, from its Canadian chartered bank.

Under the initial term date of the loans, which is detailed in the CEBA term loan agreements, the amount is due on December 31, 2022 and is interest-free. If the loans are not repaid by December 31, 2022, the Company can make payments, interest only, on a monthly basis at an annual rate of 5%, under the extended term date, beginning January 1, 2023, maturing December 31, 2025.

The CEBA term loan agreements were amended by extending the interest free repayment date by one year to December 31, 2023. If paid by December 31, 2023, 33.33% ($24,630; C$33,333), previously 25%, of the loans would be forgiven. Repayment terms on the extended period are unchanged.

The CEBA term loan agreements contain a number of positive and negative covenants, for which the Company is not in full compliance.

(iv) On April 8, 2021, the Company took delivery of a truck and hauling trailer for a total purchase price of $161,330 (C$218,338) plus applicable harmonized sales taxes. The purchase was financed by a bank term loan of $147,780 (C$200,000), over a forty-eight-month term, bearing interest at 4.95% per annum with monthly blended instalments of principal and interest payments of $3,621 (C$4,901) due April 7, 2025.

For the three-month period ended March 31, 2023, $781 (C$1,057) (2022- $1,576; C$1,996) in interest was incurred.

(v) On April 18, 2023, the CEO converted $177,784 (C$238,000) of outstanding loans to the Company in return for 856,483 common shares of the Company, priced at the closing trading price of $0.2076 per share.

(d) Financings Related to Obligations Under Capital Lease

There were no new capital leases entered into by the Company during the three-month period ended March 31, 2023.The original terms of the obligations under capital lease outstanding at March 31, 2023 is noted below.

(i) The lease agreement for certain equipment for the Company's organic waste processing and composting facility at a cost of $287,912 (C$389,650), is payable in monthly blended installments of principal and interest of $5,063 (C$6,852), plus applicable harmonized sales taxes for a period of fifty-nine months plus an initial deposit of $14,372 (C$19,450) plus applicable harmonized sales taxes and an option to purchase the equipment for a final payment of a nominal amount of $74 (C$100) plus applicable harmonized sales taxes on February 27, 2025. The leasing agreement bears interest at the rate of 3.59% annually, compounded monthly, due February 27, 2025.

For the three-month period ended March 31, 2023, $1,052 (C$1,423) (2022-$1,760; C$2,229) in interest was incurred.

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

Organic Composting Facility- As noted above, the Company's organic waste processing and composting facility, located in Belleville, Ontario Canada, has ECAs in place to accept up to 70,000 MT of waste annually and is currently in operation. Certain assets of the organic waste processing and composting facility, including the ECAs for the waste transfer station (not yet built), were acquired by the Company on September 15, 2017, from the Receiver for Astoria, under the APA. The Company charges tipping fees for the waste accepted at the organic waste composting facility based on arrangements in place with the customers and the type of waste accepted. Typical waste accepted includes, SSO, leaf and yard, food, liquid, paper sludge and biosolids. During the three-month period ended March 31, 2023, tipping fees ranged from $51 (C$69) to $118 (C$159) per MT.

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

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2023, the Company had a bank balance of $5,920 (December 31, 2022-$42,900) and current debt obligations and other current liabilities in the amount of $23,597,279 (December 31, 2022-$22,339,175). As at March 31, 2023, the Company had a working capital deficit of $21,794,263 (December 31, 2022-$21,580,552). The Company does not currently have sufficient funds to satisfy the current debt obligations.

The Company's total assets as at March 31, 2023 were $10,808,965 (December 31, 2022-$9,865,775) and total current liabilities were $23,597,279 (December 31, 2022-$22,339,175). Significant losses from operations have been incurred since inception and there is an accumulated deficit of $31,380,369 as at March 31, 2023 (December 31, 2022 -$30,345,197). Continuation as a going concern is dependent upon generating significant new revenue and generating external capital and securing debt to satisfy its creditors' demands and to achieve profitable operations while maintaining current fixed expense levels. The Company is also anticipating a successful underwritten offering in connection with its filed registration statement although there can be no assurance that the underwritten offering will be completed.

To pay current liabilities and to fund any future operations, the Company requires significant new funds, which the Company may not be able to obtain. In addition to the funds required to liquidate the $23,597,279 in current debt obligations and other current liabilities, the Company estimates that approximately $27,500,000 must be raised to fund capital requirements and general corporate expenses for the next 12 months.

In the normal course of business, we are exposed to market risks, including changes in interest rates, certain commodity prices and Canadian currency rates. The Company does not use derivatives to manage these risks.

During the three-month period ended March 31, 2023, the April 2021 Investor converted his unsecured convertible promissory notes having a stated amount of $400,000 and a fair value on conversion of $463,862 common shares of the Company.

As at March 31, 2023, the current and long-term portions of our debt obligations totaled $17,701,463 (December 31, 2022-$16,827,617).

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

CONSOLIDATED RESULTS OF OPERATIONS - FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2023 COMPARED TO THE THREE-MONTH PERIOD ENDED MARCH 31, 2022

	For the three-month periods ended
	March 31, 2023	March 31, 2022

Revenue	$164,687	$144,470

Cost of Sales
Opening inventory	58,695	20,582
Depreciation	108,372	116,203
Direct wages and benefits	40,852	52,088
Equipment rental, delivery, fuel and repairs and maintenance	21,424	170,188
Utilities	12,937	38,812
Outside contractors	-	24,568
	242,280	422,441
Less: closing inventory	(60,959)	(16,806)
Total cost of sales	181,321	405,635

Gross (loss)	(16,634)	(261,165)

Operating expenses
Management compensation-stock-based compensation	57,600	60,113
Management compensation-fees	116,456	118,469
Marketing	10,951	376,488
Professional fees	116,688	261,652
Interest expense	219,675	191,243
Office and administration	52,890	60,577
Rent and occupancy	50,193	50,925
Insurance	13,543	28,838
Filing fees	12,457	54,175
Amortization of financing costs	18,824	33,532
Directors' compensation	15,969	14,809
Stock-based compensation	334,291	130,512
Repairs and maintenance	19,687	2,329
Foreign exchange (income)	(7,873)	(77,749)
Total operating expenses	1,031,351	1,305,913

Net Loss Before Other (Loss) Expense	(1,047,985)	(1,567,078)
Other Income (Expense)	12,813	(1,296,148)
Net Loss	$(1,035,172)	$(2,863,226)

During the three-month period ended March 31, 2023, the Company generated $164,687 of revenue from its organic waste processing and composting facility compared to $144,470 in the three-month period ended March 31, 2022. The increase in revenue is primarily due to additional waste revenue from new business in the amount of $35,077, new revenue from the sale of carbon credits in the amount of $10,229 offset by a reduction of garbage collection revenue of $25,089 as the Company began reducing this service in the prior year.

In the operation of the organic waste processing and composting facility, the Company processes organic and other waste received and produces the end product, compost. The cost of producing the compost totaled $181,321 for the three-month period ended March 31, 2023 compared to $405,635 for the three-month period ended March 31, 2022. These costs include equipment rental, delivery, fuel, repairs and maintenance, direct wages and benefits, depreciation, utilities and outside contractors. Included are the costs for the estimate of the clean-up of certain waste as ordered by the MECP which decreased significantly from the prior period. In addition, with ceasing the garbage collection operation, the Company no longer requires the use of outside contractors.

Operating expenses reduced by $274,462 from $1,305,913 in the three-month period ended March 31, 2022 to $1,031,351 in the three-month period ended March 31, 2023, explained further below.

Management compensation related to stock-based compensation reduced by $2,513, in the three-month period ended March 31, 2023 compared to the three-month period ended March 31, 2022, as a result of the new common stock issued to the officers as stipulated in their executive consulting contracts, effective January 1, 2023. The total stock-based compensation valued at $446,400 (2022-$240,450), based on the trading price of the shares on the effective date will be expensed over the terms of the executive consulting contracts. And, the management compensation relating to fees reduced by $2,013, from $118,469 in the three-month period ended March 31, 2022 to $116,456 in the three-month period ended March 31, 2023, the result of increased monthly fees, effective January 1, 2023, offset by the foreign exchange impact of the weakening Canadian dollar.

Marketing expenses reduced by $365,537, from $376,488 in the three-month period ended March 31, 2022 to $10,951 for the three-month period ended March 31, 2023, primarily the result of a new marketing campaign which had not yet commenced during the current period.

Professional fees reduced by $144,964, from $261,652 in the three-month period ended March 31, 2022 to $116,688 in the three-month period ended March 31, 2023. The primary reasons for the decrease include the absence of professional fees incurred on the issuance of convertible promissory notes in the current period whereas $75,000 in professional fees was incurred in the prior period. In addition, the Company incurred lower fees from consultants engaged to assist management in various reporting matters.

Interest expense increased by $28,432 from $191,243 in the three-month period ended March 31, 2022 to $219,675 in the three-month period ended March 31, 2023. This increase was primarily due to increases in in the prime rate of interest on the Companies variable debt and additional interest from the new mortgage received March 1, 2023.

Office and administration expenses reduced by $7,687, from $60,577 in the three-month period ended March 31, 2022 to $52,890 in the three-month period ended March 31, 2023, primarily resulting from the translation of expenses originating from a weakening Canadian dollar.

Rent and occupancy decreased nominally by $732, from $50,925 in the three-month period ended March 31, 2022 to $50,193 in the three-month period ended March 31, 2023.,

Insurance decreased by $15,295, from $28,838 in the three-month period ended March 31, 2022 to $13,543 in the three-month period ended March 31, 2023, primarily due to the absence of insurance on the Company's new facility under construction in Hamilton, Ontario, Canada, whose construction has ceased temporarily.

Filing fees decreased by $41,718, from $54,175 in the three-month period ended March 31, 2022 to $12,457 in the three-month period ended March 31, 2023, primarily due to the absence of costs associated with the special meeting of the shareholders on March 24, 2022, administrative costs incurred in the filing of the S-1 registration statement and an increase in investor relations activities.

The amortization of financing costs reduced by $14,708, from $33,532 in the three-month period ended March 31, 2022 to $18,824 in the three-month period ended March 31, 2023, due to certain financing costs in connection with the mortgages payable having been fully amortized by the end of Q3-2022.

Directors' compensation increased nominally by $1,160 from $14,809 in the three-month period ended March 31, 2022 to $15,969 in the three-month period ended March 31, 2023, due to the appointment of a new independent director during the current period.

Stock-based compensation increased by $203,779, from $130,512 in the three-month period ended March 31, 2022 to $334,291 in the three-month period ended March 31, 2023, as a result of significant new consulting services provided by several new service providers.

Repairs and maintenance increased by $17,358, from $2,329 in the three-month period ended March 31, 2022 to $19,687 in the three-month period ended March 31, 2023, due to the cost of repairs to the Company's composting buildings.

The foreign exchange income decreased by $69,876, from income of $77,749 in the three-month period ended March 31, 2022 to income of $7,873 in the three-month period ended March 31, 2023, due primarily to the translation of significant United States dollar denominated transactions and balances during the period including the convertible promissory notes, compared to the prior period, during a period of a strengthening Canadian dollar.

During the current three-month period ended March 31, 2023, the Company recorded a gain on the revaluation of the convertible promissory notes in the amount of $33,326 compared to loss of $1,296,148 in the prior period ended March 31, 2022 due primarily no new convertible promissory notes issued during the current period versus $1,425,000 in the prior period and a loss on the conversion of a convertible promissory note of $20,513.

As at March 31, 2023, the Company had a working capital deficit of $21,794,263 (December 31, 2022-$21,580,552), incurred a net loss of $1,035,172 (March 31, 2022-$2,863,226) for the three months ended March 31, 2023 and had an accumulated deficit of $31,380,369 (December 31, 2022-$30,345,197) and expects to incur further losses in the development of its business.

These factors cast substantial doubt as to the Company's ability to continue as a going concern, which is dependent upon its ability to obtain the necessary financing to further the development of its business satisfy its outstanding obligations to its creditors and upon achieving profitable operations. There is no assurance of funding being available or available on acceptable terms. Realization values may be substantially different from carrying values as shown.

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

Stock-based compensation

The Company records compensation costs related to stock-based awards in accordance with ASC 718, Compensation-Stock Compensation, whereby the Company measures stock-based compensation cost at the grant date based on the estimated fair value of the award. Compensation cost is recognized on a straight-line basis over the requisite service period of the award. Where necessary, the Company utilizes the Black-Scholes option-pricing model to estimate the fair value of stock options granted, which requires the input of highly subjective assumptions including: the expected option life, the risk-free rate, the dividend yield, the volatility of the Company's stock price and an assumption for employee forfeitures. The risk-free rate is based on the U.S. Treasury bill rate at the date of the grant with maturity dates approximately equal to the expected term of the option. The Company has not historically issued any dividends and does not expect to in the near future. Changes in any of these subjective input assumptions can materially affect the fair value estimates and the resulting stock- based compensation recognized. The Company has not issued any stock options and has no stock options outstanding at March 31, 2023.

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

Convertible Promissory Notes

The Company has elected the fair value option to account for its convertible promissory notes issued after December 31, 2020. In accordance with ASC 825, the convertible promissory notes are marked-to-market at each reporting date with changes in fair value recorded as a component of other income (expense), in the interim condensed consolidated statements of operations and comprehensive loss. The Company has elected to include interest expense in the changes in fair value. Transaction costs are incurred as expensed. The Company did not elect the fair value option for the convertible promissory notes issued in 2019. These notes are measured at amortized cost.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

The following section provides a description of new accounting pronouncements ("Accounting Standard Update" or "ASU") issued by the Financial Accounting Standards Board ("FASB") that are applicable to the Company.

In March 2022, the FASB issued ASU No. 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures ("ASU 2022-02"), which requires enhanced disclosure of certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty while eliminating certain current recognition and measurement accounting guidance. This ASU also requires the disclosure of current-period gross write-offs by year of origination for financing receivables and net investments in leases. ASU No. 2022-02 became effective for the Company's annual and interim periods beginning on January 1, 2023. As a result, the adoption of ASU 2022-02 did not have any impact on the opening balances in the interim condensed consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments ("ASU-2016-13"). ASU 2016-13 affects loans, debt securities, trade receivables, and any other financial assets that have the contractual right to receive cash. The ASU requires an entity to recognize expected credit losses rather than incurred losses for financial assets. ASU 2016-13 is effective for the fiscal year beginning after December 15, 2022, including interim periods within that fiscal year. The Company adopted this ASU on January1, 2023. As a result, the adoption of ASU 2016-13 did not have any impact on the opening balances in the interim condensed consolidated financial statements.

EQUITY

As at March 31, 2023, the Company had 118,618,245 common shares issued and outstanding. As at May 15, 2023, the Company had 120,479,780 common shares issued and outstanding.

STOCK OPTIONS, WARRANTS AND RESTRICTED STOCK UNITS

The Company has no stock options, warrants or restricted stock units outstanding as at March 31, 2023 and as of the date of this filing.

RELATED PARTY TRANSACTIONS

For three-month period ended March 31, 2022, the Company incurred $88,728 (C$120,000) (2022-$94,776; C$120,000), in management fees expense with Travellers International Inc. ("Travellers"), an Ontario company controlled by a director and the president and chief executive officer (the "CEO"); and $27,728 (C$37,500) (2022-$23,693; C$30,000) in management fees expense with the Company's chief financial officer (the "CFO"). As at March 31, 2023, unpaid remuneration and unpaid expenses in the amount of $252,983 (C$342,377) (December 31, 2022-$161,790; C$219,138) is included in accounts payable and $50,933 (C$69,012) (December 31, 2022-$22,705; C$30,753) is included in accrued liabilities in the interim condensed consolidated balance sheets.

For the three-month period ended March 31, 2023, the Company incurred $24,334 (C$32,911) (2022-$23,506; C$29,762) in rent expense paid under a lease agreement with Haute Inc. ("Haute"), an Ontario company controlled by the CEO.

In addition, during the three-month period ended March 31, 2023, the Company paid the CFO interest of $nil (C$nil) (2022-$504; C$638) on loans totaling $nil (C$nil) (2022-$29,211 (C$36,000) provided to the Company and repaid during the prior period.

For the independent directors, the Company recorded directors' compensation during the three months ended March 31, 2023 of $15,969 (C$21,597) (2022-$14,809; C$18,750). In addition, on February 18, 2023 a new independent director was appointed and he was awarded 100,000 common shares of the Company on March 1, 2023 valued at $21,000 based on the closing trading price on the appointed date and included under stock-based compensation in the interim condensed consolidated statements of operations and comprehensive loss. As at March 31, 2023, outstanding directors' compensation of $137,282 (C$185,793) (December 31, 2022-$121,226; C$164,196) is included in accrued liabilities, in the interim condensed consolidated balance sheets.

Pursuant to the terms of the CEO's Consulting Agreement, for his services as the CEO, the compensation is at a rate of $29,576 (C$40,000) per month for twelve (12) months, beginning on the Effective Date, January 1, 2023, and at a rate of $36,970 (C$50,000) per month for twelve (12) months, beginning January 1, 2024. In addition, the Company agreed to grant the CEO 3,000,000 restricted shares of the Company's Common Stock, par value of $0.0001 per share (the "Common Stock") on the Effective Date. The Company has also agreed to reimburse the CEO for certain out-of-pocket expenses incurred by the CEO.

Pursuant to the terms of the CFO's Consulting Agreement for his services as the CFO, the compensation is at a rate of $9,243 (C$12,500) per month for twelve (12) months, beginning on the Effective Date, January 1, 2023. In addition, the Company agreed to grant the CFO 100,000 restricted shares of the Company's Common Stock, par value of $0.0001 per share (the "Common Stock") on the Effective Date. The Company has also agreed to reimburse the CFO for certain out-of-pocket expenses incurred by the CFO.

Furthermore, for the three-month period ended March 31, 2023, the Company recognized management stock-based compensation expense of $57,600 (2022-$60,113), on the common stock issued to the CEO and the CFO, 3,000,000 and 100,000 common stock, respectively, as stipulated in their executive consulting agreements, effective January 1, 2023 valued at the trading price on the Effective Date. The total stock-based compensation on the issuance of the common stock totaled $446,400 (2022-$240,450). The portion to be expensed for the balance of the consulting agreements, $388,800 (2022-$180,337) is included in prepaid expenses and deposits in the interim condensed consolidated balance sheets.

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

Changes in Internal Control over Financial Reporting

During the three-month period ended March 31, 2023, there were no changes made by management to its internal controls over financial reporting.

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

The Company has a claim against it for unpaid legal fees in the amount $48,206 (C$65,241). The amount is included in accounts payable on the Company's interim condensed consolidated balance sheets.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three-month period ended March 31, 2023, the Company issued:

(i) 500,000 common shares for proceeds previously received.

(ii) 3,000,000 common shares issued to the CEO as stipulated in his 2023 executive consulting agreement and 100,000 common shares issued to the CFO as stipulated in his 2023 executive consulting agreement.

(iii) 1,049,413 common shares issued on the conversion of a convertible promissory notes to equity.

(iv) 410,000 common shares were issued for professional services.

(v) 20,000 common shares issued to an employee.

(vi) 100,000 common shares were issued to a new director.

The securities above were offered and sold pursuant to an exemption from the registration requirements under Section 4(a)(2) of the Securities Act since, among other things, the transactions did not involve a public offering.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Not Applicable.

Item 6. Exhibits.

The following exhibits are filed as part of this quarterly report on Form 10-Q:

Exhibit No.	Description

10.1**	Executive Chairman Consulting Agreement between SusGlobal Energy Canada Corp., Travellers International Inc. and Marc Hazout effective January 3, 2023 (incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K filed on April 17, 2023).
10.2**	Executive Consulting Agreement between SusGlobal Energy Canada Corp., and Ike Makrimichalos effective January 1, 2023 (incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K filed on April 17, 2023).
10.3	Mortgage Commitment between R. Williamson Consultants Ltd., P.I.C.K.S. Inc., and Canadian Western Trust Company (the lenders") and 1684567 Ontario Inc. (the "borrower") and SusGlobal Energy Corp. (the "guarantor"), on March 1, 2023 (incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K filed on April 17, 2023).
10.4	Escrow Agreement, dated March 28, 2023, by and between SusGlobal Energy Canada Corp., Alterna Savings and Credit Union Limited as assignee of Pace Savings & Credit Union Limited and Goodmans LLP (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 3, 2023).
10.5	Full and Final Mutual Release Agreement, dated as of March 28, 2023, by and between Alterna Savings and Credit Union Limited as assignee of Pace Savings & Credit Union Limited, SusGlobal Energy Corp., SusGlobal Energy Canada Corp., SusGlobal Energy Canada I Ltd., SusGlobal Energy Belleville Ltd., and Haute Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on April 3, 2023).
10.6	Indemnity Agreement, dated as of March 28, 2023, by and between Alterna Savings and Credit Union Limited as assignee of Pace Savings & Credit Union Limited, SusGlobal Energy Corp., SusGlobal Energy Canada Corp., SusGlobal Energy Canada I Ltd., SusGlobal Energy Belleville Ltd., and Haute Inc. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on April 3, 2023).
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of Sarbanes-Oxley Act of 2002).
101.INS*	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Management contract or compensatory plan or arrangement
+	In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUSGLOBAL ENERGY CORP.

May 15, 2023	By:	/s/ Marc Hazout
Marc Hazout
Executive Chairman, President and Chief Executive Officer

May 15, 2023	By:	/s/ Ike Makrimichalos
Ike Makrimichalos
Chief Financial Officer (Principal Financial and Accounting Officer)