Form 10-Q
period 2023-06-30
SusGlobal Energy Corp.
filed 2023-08-14
CIK 1652539

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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
Yes [  ] No [X]

The number of shares of the registrant's common stock outstanding as of August 14, 2023, was 122,684,791 shares.

2

SusGlobal Energy Corp.

INDEX TO FORM 10-Q

For the Three and Six-Month Periods Ended June 30, 2023 and 2022

3

SUSGLOBAL ENERGY CORP.

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023 and 2022

(Expressed in United States Dollars)

(unaudited)

SusGlobal Energy Corp.

Interim Condensed Consolidated Balance Sheets

As at June 30, 2023 and December 31, 2022

(Expressed in United States Dollars)

(unaudited)

	June 30,	December 31,
	2023	2022
ASSETS
Current Assets
Cash	$20,685	$42,900
Funds held in trust (note 6)	944,125	-
Trade receivables	71,152	69,193
Government remittances receivable	6,874	6,983
Inventory	64,578	58,695
Prepaid expenses and deposits	697,883	580,852
Total Current Assets	1,805,297	758,623

Long-lived Assets, net (note 7)	9,098,483	9,107,152
Long-Term Assets	9,098,483	9,107,152
Total Assets	$10,903,780	$9,865,775
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
Accounts payable (note 8)	$3,855,332	$3,475,691
Government remittances payable	433,884	371,587
Accrued liabilities (notes 8, 9, 10 and 13)	1,956,555	1,781,258
Current portion of long-term debt (note 9)	10,154,734	8,816,931
Current portion of obligations under capital lease (note 10)	64,528	57,275
Convertible promissory notes (note 11)	9,639,990	7,796,433
Loans payable to related parties (note 13)	80,855	40,000
Total Current Liabilities	26,185,878	22,339,175
Long-term debt (note 9)	33,978	52,495
Obligations under capital lease (note 10)	35,874	64,483
Total Long-term Liabilities	69,852	116,978
Total Liabilities	26,255,730	22,456,153

Stockholders' Deficiency
Preferred stock, $.0001 par value, 10,000,000 authorized, none issued and outstanding Common stock, $.0001 par value, 150,000,000 authorized, 121,327,800 (2022- 113,438,832) shares issued and outstanding (note 14)	12,137	11,348
Additional paid-in capital	18,731,538	17,152,018
Shares to be issued	188,348	213,600
Accumulated deficit	(34,327,147)	(30,345,197)
Accumulated other comprehensive income	43,174	377,853

Stockholders' deficiency	(15,351,950)	(12,590,378)

Total Liabilities and Stockholders' Deficiency	$10,903,780	$9,865,775

Going concern (note 2)
Commitments (note 15)
Subsequent events (note 19)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SusGlobal Energy Corp.

Interim Condensed Consolidated Statements of Operations and Comprehensive Loss

For the three and six-month periods ended June 30, 2023 and 2022

(Expressed in United States Dollars)

(unaudited)

	For the three-month periods ended		For the Six-month periods ended
	June 30, 2023	June 30,2022	June 30, 2023	June 30, 2022

Revenue	$153,487	$110,143	$318,174	$254,613

Cost of Sales
Opening inventory	60,959	16,806	58,695	20,582
Depreciation (note 7)	105,567	115,262	213,939	231,465
Direct wages and benefits	34,673	53,408	75,525	105,496
Equipment rental, delivery, fuel and repairs and maintenance	19,422	(59,035)	40,846	111,153
Utilities	43,920	4,358	56,857	43,170
Outside contractors	-	915	-	25,483
	264,541	131,714	445,862	537,349
Less: closing inventory	(64,578)	(19,555)	(64,578)	(19,555)
Total cost of sales	199,963	112,159	381,284	517,794

Gross loss	(46,476)	(2,016)	(63,110)	(263,181)
Operating expenses
Management compensation-stock-based
compensation (notes 8 and 14)	57,600	60,113	115,200	120,226
Management compensation-fees (note 8)	117,305	117,266	233,761	235,735
Marketing	110,224	627,721	121,175	1,004,209
Professional fees	66,105	360,433	182,793	622,085
Interest expense (notes 8, 9, 10 and 13)	139,386	189,708	359,061	380,951
Office and administration (note 7)	66,663	131,239	119,553	191,816
Rent and occupancy (note 8)	52,549	65,666	102,742	116,591
Insurance	8,650	34,599	22,193	63,437
Filing fees	10,833	7,368	23,290	61,543
Amortization of financing costs	26,571	33,632	45,395	67,164
Directors' compensation (note 8)	18,611	14,689	34,580	29,498
Stock-based compensation (note 14)	196,134	166,275	530,425	296,787
Repairs and maintenance	1,934	(13,488)	21,621	(11,159)
Foreign exchange (income) loss	(239,570)	217,929	(247,443)	140,180
Total operating expenses	632,995	2,013,150	1,664,346	3,319,063
Net loss from operating activities	(679,471)	(2,015,166)	(1,727,456)	(3,582,244)
Other expense (note 16)	(2,267,307)	(213,503)	(2,254,494)	(1,509,651)
Net loss	(2,946,778)	(2,228,669)	(3,981,950)	(5,091,895)
Other comprehensive loss
Foreign exchange (loss) income	(328,045)	309,853	(334,679)	167,329

Comprehensive loss	$(3,274,823)	$(1,918,816)	$(4,316,629)	$(4,924,566)
Net loss per share-basic and diluted	$(0.02)	$(0.03)	$(0.03)	$(0.06)
Weighted average number of common shares outstanding- basic and diluted	120,395,741	99,775,157	119,177,114	97,868,636

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SusGlobal Energy Corp.

Interim Condensed Consolidated Statements of Changes in Stockholders' Deficiency

For the three and six-month periods ended June 30, 2023 and 2022

(Expressed in United States Dollars)

(unaudited)

	Number of Shares	Common Shares	Additional Paid- in Capital	Shares to be Issued	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Stockholders' Deficiency

Balance-December 31, 2022	113,438,832	$11,348	$17,152,018	$213,600	$(30,345,197)	$377,853	$(12,590,378)
Shares issued for proceeds previously received	500,000	50	153,450	(153,500)	-	-	-
Shares issued to officers	3,100,000	310	446,090	-	-	-	446,400
Shares issued to employee	20,000	2	2,878				2,880
Shares issued to director	100,000	10	20,990				21,000
Shares issued on conversion of debt to equity	1,049,413	105	220,049	-	-	-	220,154
Shares issued for professional services	410,000	41	63,439	-	-	-	63,480
Other comprehensive loss	-	-	-	-	-	(6,634)	(6,634)
Net loss	-	-	-	-	(1,035,172)	-	(1,035,172)
Balance-March 31, 2023	118,618,245	$11,866	$18,058,914	$60,100	$(31,380,369)	$371,219	$(12,878,270)
Shares issued on conversion of debt	601,296	60	153,786	-	-	-	153,846
Shares issued on conversion of related party debt	1,167,371	117	278,728	-	-	-	278,845
Shares issued on private placement	310,888	31	101,008	-	-	-	101,039
Shares issued for professional services	630,000	63	139,102	-	-	-	139,165
Shares yet to be issued on private placement received	-	-	-	128,248	-		128,248
Other comprehensive loss	-	-	-	-	-	(328,045)	(328,045)
Net Loss	-	-	-	-	(2,946,778)	-	(2,946,778)
Balance-June 30, 2023	121,327,800	12,137	18,731,538	188,348	(34,327,147)	43,174	(15,351,950)

Balance-December 31, 2021	92,983,547	9,302	11,272,599	59,640	(18,334,649)	(335,960)	(7,329,068)
Shares issued for proceeds previously received	230,000	23	48,967	(48,990)	-	-	-
Shares issued to officers	1,050,000	105	240,345	-	-	-	240,450
Shares issued to employee	10,000	1	1,989	-	-	-	1,990
Shares issued for professional services	895,000	90	223,820		-	-	223,910
Shares issued on conversion of debt to equity	2,000,000	200	463,662		-	-	463,862
Shares issued on private placement	40,000	4	16,556		-	-	16,560
Shares yet to be issued	-	-	-	29,450	-	-	29,450
Other comprehensive income	-	-	-	-	-	(142,524)	(142,524)
Net loss	-	-	-	-	(2,863,226)	-	(2,863,226)
Balance-March 31, 2022	97,208,547	$9,725	$12,267,938	$40,100	$(21,197,875)	$(478,484)	$(9,358,596)
Shares issued on private placement	1,404,041	140	427,860	-	-	-	428,000
Shares issued on issuance of debt on extinguishment of existing debt	3,975,211	398	1,590,847	-	-	-	1,591,245
Shares yet to be issued	-	-	-	20,000	-	-	20,000
Shares yet to be issued on extinguishment of existing debt	-	-	-	61,470	-	-	61,470
Other comprehensive loss	-	-	-	-	-	309,853	309,853
Net Loss	-	-	-	-	(2,228,669)	-	(2,228,669)
Balance-June 30, 2022	102,587,799	10,263	14,286,645	121,570	(23,426,544)	(168,631)	(9,176,697)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SusGlobal Energy Corp.

Interim Condensed Consolidated Statements of Cash Flows

For the six-month periods ended June 30, 2023 and 2022

(Expressed in United States Dollars)

(unaudited)

	For the six-month period ended June 30, 2023		For the six-month period ended June 30, 2022
Cash flows from operating activities
Net loss	$(3,981,950)		$(5,091,895)
Adjustments for:
Depreciation	214,553		231,789
Amortization of financing fees	45,395		67,164
Stock-based compensation	645,625		417,013
Loss on conversion of convertible promissory notes	74,359		-
Loss on revaluation of convertible promissory notes	2,180,135		5,784,471
Gain on extinguishment of convertible promissory notes	-		(4,274,820)
Changes in non-cash working capital:
Trade receivables	(360)		11,059
Government remittances receivable	265		(172,597)
Inventory	(4,453)		702
Prepaid expenses and deposits	(107,408)		(174,067)
Accounts payable	294,353		2,528,529
Government remittances payable	52,802		40,070
Accrued liabilities	131,935		16,266
Net cash used in operating activities	(454,749)		(616,316)
Cash flows from investing activities
Purchase of long-lived assets	-		(1,892,767)
Net cash (used in) investing activities	-		(1,892,767)
Cash flows from financing activities
Advances of long-term debt	1,113,150		-
Repayment of long-term debt	(18.447)		(52,842)
Financing fee on long-term debt	(44,526)		-
Repayments of obligations under capital lease	(23,738)		(61,093)
Advances on convertible promissory notes	-		2,080,000
Repayment of convertible promissory notes.	-		(85,880)
Advances of loans payable to related parties	388,787		69,257
Repayment of loans payable to related parties	(70,775)		(28,711)
Proceeds on private placement	101,039		444,560
Subscription payable proceeds	128,248		-
Net cash provided by financing activities	1,573,738		2,365,291
Effect of exchange rate on cash	(197,079)		108,037
Increase (decrease) in cash	921,910		(35,755)
Cash and cash equivalents-beginning of period	42,900		36,033
Cash and cash equivalents and restricted cash-end of period	$964,810		$278
Supplemental Cash Flow Disclosure:
Interest paid	$244,917		$319,316
Supplemental Non-Cash Disclosure:
Common stock issued at fair value for conversion of debt	$374,000		$-
Common stock issued at fair value for conversion of related party debt	278,845		-
Shares issued for prepaid services	$27,300	$

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SusGlobal Energy Corp.

Notes to the Interim Condensed Consolidated Financial Statements

June 30, 2023 and 2022

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

The Company incurred a net loss of $3,981,950 (2022-$5,091,895) for the six months ended June 30, 2023, and as at that date had a working capital deficit of $24,380,581 (December 31, 2022-$21,580,552) and an accumulated deficit of $34,327,147 (December 31, 2022-$30,345,197) and expects to incur further losses in the development of its business.

On February 18, 2021, PACE Savings and Credit Union Limited ("PACE") and the Company reached a new agreement to repay all amounts owing to PACE on or before July 30, 2021. Management was not able to meet the July 30, 2021, deadline. On August 13, 2021, PACE agreed to allow the Company until August 31, 2021, to bring the arrears current and continue to September 2022, the original maturity date. Management was not able to meet the August 31, 2021, deadline. On November 15, 2021, the Company paid all arrears to PACE and PACE agreed to allow the Company to continue payments to the end of the terms of each obligation, September 2022. Similarly, the Company paid all arrears to PACE on March 15, 2022, and PACE allowed the Company to continue payments to the end of the terms of each obligation, September 2022. On March 28, 2023, the Company and PACE negotiated a full and final mutual release of all obligations owing to PACE. Management continues discussions with equity investors to raise the necessary funds to repay other creditors. The Company was successful in extending the repayment date on a 1st mortgage which had a maturity date of September 1, 2022, to December 1, 2023. One of the Company's significant customer contracts expired at the end of December 31, 2020, and one customer contract was terminated by the Company in September of 2021.

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
June 30, 2023 and 2022
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

3. Significant Accounting Policies

These interim condensed consolidated financial statements do not include all of the information and footnotes required by US GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements of the Company for the years ended December 31, 2022, and 2021 and their accompanying notes.

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
June 30, 2023 and 2022
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

The Company is exposed to significant interest rate risk on the current portion of its long-term debt of $3,946,267 (C$5,224,768) (December 31,2022-$7,285,747; C$9,868,274).

Credit risk is the risk of loss associated with a counterparty's inability to perform its payment obligations. As at June 30, 2023, the Company's credit risk is primarily attributable to cash and trade receivables. As at June 30, 2023, the Company's cash was held with reputable Canadian chartered banks and a United States of America bank.

With regards to credit risk with customers, the customers' credit evaluation is reviewed by management and account monitoring procedures are used to minimize the risk of loss. The Company believes that no additional credit risk beyond amounts provided for by the allowance for doubtful accounts is inherent in accounts receivable. As at June 30, 2023, the allowance for doubtful accounts was $nil (C$nil) (December 31, 2022-$nil; C$nil).

As at June 30, 2023, the Company is exposed to concentration risk as it had four customers (December 31, 2022-four customers) representing greater than 5% of total trade receivables and four customers (December 31, 2022-three customers) represented 91% (December 31, 2022-90%) of trade receivables. The Company had certain customers whose revenue individually represented 10% or more of the Company's total revenue. These customers accounted for 90% (16%, 35% and 39%) (June 30, 2022-71%; 21% and 50%) of total revenue.

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

Currency Risk

Although the Company's functional currency is the C$, the Company realizes a portion of its expenses in United States Dollars ("$"). Consequently, certain assets and liabilities are exposed to foreign currency fluctuations. As at June 30, 2023, $258,825 (December 31, 2022-$80,843) of the Company's net monetary liabilities were denominated in $. The Company has not entered into any hedging transactions to reduce the exposure to currency risk.

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
June 30, 2023 and 2022
(Expressed in United States Dollars)
(unaudited)

6. Funds Held in Trust

The Funds held in trust at June 30, 2023, in the amount of $944,125 (C$1,250,000), relate to a full and final mutual release of all obligations owing to PACE, including accrued interest, in exchange for an amount of $944,125 (C$1,250,000). The funds are held in escrow by the Company's Canadian legal counsel. The funds will be released to PACE once the letter of credit, in the amount of $209,090 (C$276,831) is released by the Ministry of the Environment, Conservation and Parks (the "MECP") to PACE and the Company replaces with the new letter of credit in the amount of $481,607 (C$637,637). Immediately prior to this full and final mutual release, the amounts owing to PACE, included in the interim condensed consolidated balance sheets, include $3,525,947 (C$4,668,274) disclosed under long-term debt and accrued interest of $400,010 (C$529,725) disclosed under accrued liabilities. The Company raised the funds by securing a 2nd. mortgage on March 1, 2023, in the amount of $1,132,950 (C$1,500,000) prior to disbursements of $188,825 (C$250,000), on its Belleville, Ontario Canada property.

7. Long-lived Assets, net

		June 30,		December 31,
		2023		2022
	Cost	Accumulated depreciation	Net book value	Net book value

Land	$3,236,794	$-	$3,236,794	$3,163,941
Property under construction	3,630,358	-	3,630,358	3,548,648
Composting buildings	2,290,159	787,849	1,502,310	1,535,656
Gore cover system	1,063,479	590,506	472,973	514,306
Driveway and paving	350,082	162,204	187,878	197,336
Machinery and equipment	109,566	97,319	12,247	28,036
Equipment under capital lease	294,303	294,303	-	39,574
Signage	6,243	4,363	1,880	2,447
Automotive equipment	166,286	112,243	54,043	77,208
	$11,147,270	$2,048,787	$9,098,483	$9,107,152

Depreciation for the three and six-month periods ended June 30, 2023, is disclosed in cost of sales in the amount of $105,567 (C$141,721) and $213,939 (C$288,289) (2022-$115,262; C$147,130 and $231,465; C$294,260) respectively and in office and administration in the amount of $308 (C$414) and $614 (C$827) (2022-$nil; C$nil and $326; C$413) respectively, in the interim condensed consolidated statements of operations and comprehensive loss.

8. Related Party Transactions

For three and six-month periods ended June 30, 2023, the Company incurred $89,376 (C$120,000) and $178,104 (C$240,000) (2022-$94,008; C$120,000 and $188,784; C$240,000) respectively, in management fees expense with Travellers International Inc. ("Travellers"), an Ontario company controlled by a director and the president and chief executive officer (the "CEO"); and $27,930 (C$37,500) and $55,658 (C$75,000) (2022-$23,503; C$30,000 and $47,196; C$60,000) respectively, in management fees expense with the Company's chief financial officer (the "CFO"). As at June 30, 2023, unpaid remuneration and unpaid expenses in the amount of $350,358 (C$463,865) (December 31, 2022-$161,790; C$219,138) is included in accounts payable and $81,022 (C$107,271) (December 31, 2022-$22,705; C$30,753) is included in accrued liabilities in the interim condensed consolidated balance sheets.

During the three and six-month periods ended June 30, 2023, the CEO converted outstanding loans of $278,845 (C$372,483) and $278,845 (C$372,483) (2022-$nil; C$nil and $nil; C$nil) respectively, for 1,167,371 (2022-nil) common shares of the Company, at prices ranging from $0.2076 to $0.3250 based on the closing trading price on the day prior to each conversion.

For the three and six-month periods ended June 30, 2023, the Company incurred $26,504 (C$35,594) and $50,838 (C$68,505) (2022-$38,296; C$48,806 and $61,802; C$78,568) respectively, in rent expense paid under a lease arrangement with Haute Inc. ("Haute"), an Ontario company controlled by the CEO.

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
June 30, 2023 and 2022
(Expressed in United States Dollars)
(unaudited)

8. Related Party Transactions, (continued)

In addition, during the three and six-month periods ended June 30, 2023, the Company paid the CFO interest of $nil (C$nil) and $nil (C$nil) (2022-$nil; C$nil and $502; C$638) respectively, on loans totaling $nil (C$nil) (2022-$29,211 (C$36,000) respectively, provided to the Company and repaid during the three month period ended March 31, 2022.

For the independent directors, the Company recorded directors' compensation during the three and six-month periods ended June 30, 2023 of $18,611 (C$25,000) and $34,580 (C$46,597) (2022-$14,689; C$18,750 and $29,498; C$37,500) respectively. In addition, on February 18, 2023 a new independent director was appointed and was awarded 100,000 common shares of the Company on March 1, 2023 valued at $21,000 based on the closing trading price on the appointed date and included under stock-based compensation in the interim condensed consolidated statements of operations and comprehensive loss. Further, the new independent director provided the Company funds of $101,039 (C$134,483) for a private placement in exchange for 310,888 common shares of the Company priced at $0.3250 per share.

As at June 30, 2023, outstanding directors' compensation of $159,212 (C$210,793) (December 31, 2022-$121,226; C$164,196) is included in accrued liabilities, in the interim condensed consolidated balance sheets.

Pursuant to the terms of the CEO's Consulting Agreement, for his services as the CEO, the compensation is at a rate of $29,684 (C$40,000) per month for twelve (12) months, beginning on the Effective Date, January 1, 2023, and at a rate of $37,105 (C$50,000) per month for twelve (12) months, beginning January 1, 2024. In addition, the Company agreed to grant the CEO 3,000,000 restricted shares of the Company's Common Stock, par value of $0.0001 per share (the "Common Stock") on the Effective Date. The Company has also agreed to reimburse the CEO for certain out-of-pocket expenses incurred by the CEO.

Pursuant to the terms of the CFO's Consulting Agreement for his services as the CFO, the compensation is at a rate of $9,276 (C$12,500) per month for twelve (12) months, beginning on the Effective Date, January 1, 2023. In addition, the Company agreed to grant the CFO 100,000 restricted shares of the Company's Common Stock, par value of $0.0001 per share (the "Common Stock") on the Effective Date. The Company has also agreed to reimburse the CFO for certain out-of-pocket expenses incurred by the CFO.

Furthermore, for the three and six-month periods ended June 30, 2023, the Company recognized management stock-based compensation expense of $57,600 and $115,200 (2022-$60,113 and $120,226) respectively, on the common stock issued to the CEO and the CFO, 3,000,000 and 100,000 common stock, respectively, as stipulated in their executive consulting agreements, effective January 1, 2023 valued at the trading price on the Effective Date. The total stock-based compensation on the issuance of the common stock totaled $446,400 (2022-$240,450). The portion to be expensed for the balance of the consulting agreements, $331,200 (2022-$120,224) is included in prepaid expenses and deposits in the interim condensed consolidated balance sheets.
9. Long-Term Debt
		June 30, 2023	December 31, 2022
(a)	PACE Credit Facility-see below	$711,999	$695,974
(b)	PACE Credit Facility-see below	398,150	389,188
(c)	PACE Corporate Term Loan-see below	2,415,798	2,361,424
(d)i.)	Mortgage Payable-due December 1, 2023	3,901,032	3,782,751
(d)ii.)	Mortgage Payable-due August 17, 2023	1,510,600	1,476,600
(d)iii.)	Mortgage Payable-due March 1, 2024	1,102,655	-
(e)	Canada Emergency Business Account-Due December 31, 2023	75,530	73,830
(f)	Corporate Term Loan-Due April 7, 2025	72,948	89,659
		10,188,712	8,869,426
Current portion		(10,154,734)	(8,816,931)
Long-Term portion		$33,978	$52,495

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
June 30, 2023 and 2022
(Expressed in United States Dollars)
(unaudited)

9. Long-Term Debt, (continued)

As disclosed under funds held in trust, note 6, the Company and PACE finalized a full and final mutual release of all obligations owing to PACE, including accrued interest, in exchange for an amount of $944,125 (C$1,250,000). The funds are being held in escrow by the Company's Canadian legal counsel. The funds will be released to PACE once the letter of credit, in the amount of $209,090 (C$276,831) is released by the MECP to PACE and the Company replaces with the new letter of credit in the amount of $481,607 (C$637,637). Immediately prior to this full and final release, the amounts owing to PACE, included above under a), b) and c) totaled $3,525,947 (C$4,668,274).

Refer also to going concern, note 2.

The remaining PACE long-term debt was initially payable as noted below:

(a)  The credit facility bore interest at the PACE base rate of 7.00% plus 1.25% per annum or 12.50% prior to the full and final mutual release, was payable in monthly blended installments of principal and interest of $6,619 (C$8,764) and matured on September 2, 2022. The first and only advance on the credit facility on February 2, 2017, in the amount of $1,208,480 (C$1,600,000), is secured by a business loan general security agreement, a $1,208,480 (C$1,600,000) personal guarantee from the CEO and a charge against the Haute leased premises. Also pledged as security are the shares of the wholly-owned subsidiaries, and a limited recourse guarantee against each of these parties. On April 3, 2020, the pledged shares were delivered by PACE and are currently held as security for the personal guarantee from the CEO and charge against the Haute leased premises. The credit facility was fully open for prepayment at any time without notice or bonus.

(b) The credit facility advanced on June 15, 2017, in the amount of $453,180 (C$600,000), bore interest at the PACE base of 7.00% plus 1.25% per annum or 12.50% prior to the full and final mutual release, was payable in monthly blended installments of principal and interest of $3,702 (C$4,901), and matured on September 2, 2022. The credit facility is secured by a variable rate business loan agreement on the same terms, conditions and security as noted above.

(c) The corporate term loan advanced on September 13, 2017, in the amount of $2,812,848 (C$3,724,147), bore interest at PACE base rate of 7.00% plus 1.25% per annum or 12.50% prior to the full and final mutual release, was payable in monthly blended installments of principal and interest of $22,441 (C$29,711), and matures September 13, 2022. The corporate term loan is secured by a business loan general security agreement representing a floating charge over the assets and undertakings of the Company, a first priority charge under a registered debenture and a lien registered under the Personal Property Security Act in the amount of $3,028,587 (C$4,000,978) against the assets including inventory, accounts receivable and equipment. The corporate term loan also included an assignment of existing contracts included in the asset purchase agreement.

For the three and six-month periods ended June 30, 2023, $nil (C$nil) and $103,218 (C$139,089) (2022-$78,904; C$100,699 and $154,429; C$196,324) respectively, in interest was incurred on the PACE long-term debt. As at June 30, 2023, $393,109 (C$529,725) (December 31, 2022-$288,407; C$390,636) in accrued interest is included in accrued liabilities in the interim condensed consolidated balance sheets.

(d) i) The Company obtained a 1st mortgage provided by private lenders to finance the acquisition of the shares of 1684567 and to provide funds for additional financing needs, including additional lands, received in four tranches totaling $3,927,560 (C$5,200,000) (December 31, 2022-$3,839,160; C$5,200,000). The fourth tranche was received on August 13, 2021 in the amount of $1,435,070 (C$1,900,000) and a portion of this fourth tranche, $1,400,276 (C$1,853,933), was used to fund a portion of the purchase of the Hamilton Property, described under long-lived assets, net (note 7). The 1st mortgage is repayable interest only on a monthly basis at an annual rate of the higher of the Royal Bank of Canada's prime rate plus 6.05% per annum (currently 13%) and 10% per annum with a maturity date of December 1, 2023. The Company continues to be charged at the rate of 10% per annum. The 1st mortgage payable is secured by the shares held of 1684567, a 1st mortgage on the premises located at 704 Phillipston Road, Roslin, Ontario, Canada and a general assignment of rents.

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
June 30, 2023 and 2022
(Expressed in United States Dollars)
(unaudited)

9. Long-Term Debt, (continued)

Financing fees on the 1st mortgage totaled $304,702 (C$403,419). In addition, as at June 30, 2023 there is $26,528 (C$35,123) (December 31, 2022-$56,409; C$76,404) of unamortized financing fees included in long-term debt in the interim condensed consolidated balance sheets.

ii) On August 17, 2021, the Company obtained a vendor take-back 1st mortgage in the amount of $1,510,600 (C$2,000,000), on the purchase of the Hamilton Property, described under long-lived assets, net (note 7). The 1st mortgage bears interest at an annual rate of 2% per annum, repayable monthly interest only with a maturity date of August 17, 2023, secured by the assets on the Hamilton Property.

iii) On March 1, 2023, the Company obtained a 2nd mortgage in the amount of $1,132,950 (C$1,500,000) bearing interest at the annual rate of 12%, repayable monthly, interest only with a maturity date of March 1, 2024, secured as noted under (d) i) above. The Company incurred financing fees of $45,318 (C$60,000). As at June 30, 2023 $10,802 (C$14,301) (December 31, 2022-$31,555; C$42,740) of accrued interest is included in accrued liabilities in the consolidated balance sheets. In addition, as at June 30, 2023 there is $30,295 (C$40,110) of unamortized financing fees included in long-term debt in the consolidated balance sheets.

For the three and six-month periods ended June 30, 2023, $136,286 (C$183,086) and $250,743 (C$337,883) (2022-$111,853; C$141,622 and $220,256; C$280,010) respectively, in interest was incurred on the mortgages payable. As at June 30, 2023 $42,007 (C$55,616) (December 31, 2022- $31,555; C$42,740) in accrued interest is included in accrued liabilities in the interim condensed consolidated balance sheets.

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

The Company has received a total of $75,530 (C$100,000) under this program, from its Canadian chartered bank.

Under the initial term date of the loans, which is detailed in the CEBA term loan agreements, the amount is due on December 31, 2022 and is interest-free. If the loans are not repaid by December 31, 2022, the Company can make payments, interest only, on a monthly basis at an annual rate of 5%, under the extended term date, beginning January 1, 2023, maturing December 31, 2025.

The CEBA term loan agreements were amended by extending the interest free repayment date by one year to December 31, 2023. If paid by December 31, 2023, 33.33% ($25,176; C$33,333), previously 25%, of the loans would be forgiven. Repayment terms on the extended period are unchanged.

The CEBA term loan agreements contain a number of positive and negative covenants, for which the Company is not in full compliance.

(f) On April 8, 2021, the Company took delivery of a truck and hauling trailer for a total purchase price of $164,911 (C$218,338) plus applicable harmonized sales taxes. The purchase was financed by a bank term loan of $151,060 (C$200,000), over a forty-eight-month term, bearing interest at 4.95% per annum with monthly blended instalments of principal and interest payments of $3,702 (C$4,901) due April 7, 2025.

For the three and six-month periods ended June 30, 2023, $1,190 (C$1,600) and $1,971 (C$2,657) (2022- $1,454; C$1,856 and $3,030; C$3,852) in interest was incurred.

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
June 30, 2023 and 2022
(Expressed in United States Dollars)
(unaudited)

10. Obligations under Capital Lease

			June 30, 2023	December 31, 2022
	(a)	(b)	Total	Total
Obligations under Capital Lease	$-	$100,402	$100,402	$121,758
Less: current portion		(64,528)	(64,528)	(57,275)
Long-term portion	$-	$35,874	$35,874	$64,483

Refer also to going concern, note 2.

(a) The lease agreement for certain equipment for the Company's organic composting facility at a cost of $186,899 (C$247,450), is payable in monthly blended installments of principal and interest of $3,866 (C$5,118), plus applicable harmonized sales taxes for a period of forty-six months plus the first two monthly blended installments of $7,553 (C$10,000) plus applicable harmonized sales taxes and an option to purchase the equipment for a final payment of $18,641 (C$24,680) plus applicable harmonized sales taxes on February 27, 2022. The leasing agreement bears interest at the rate of 6.15% annually, compounded monthly, due January 27, 2022. The final payment was made on June 7, 2022.

(b) The lease agreement for certain equipment for the Company's organic waste processing and composting facility at a cost of $294,303 (C$389,650), is payable in monthly blended installments of principal and interest of $5,175 (C$6,852), plus applicable harmonized sales taxes for a period of fifty-nine months plus an initial deposit of $14,691 (C$19,450) plus applicable harmonized sales taxes and an option to purchase the equipment for a final payment of a nominal amount of $76 (C$100) plus applicable harmonized sales taxes on February 27, 2025. The leasing agreement bears interest at the rate of 3.59% annually, compounded monthly, due February 27, 2025.

The lease liabilities are secured by the equipment under capital lease as described under long-lived assets, net (note 7).

Minimum lease payments as per the original terms of the obligations under capital lease are as follows:

In the six-month period ending December 31, 2023	$36,229
In the year ending December 31, 2024	62,108
In the year ending December 31, 2025	5,251
103,588
Less: imputed interest	(3,186)
Total	$100,402

For the three and six-month periods ended June 30, 2023, $931 (C$1,249) and $1,983 (C$2,672) (2022-$478; C$617 and $2,238; C$2,846) in interest was incurred.

11. Convertible Promissory Notes

		June 30, 2023	December 31, 2022

(a)	Convertible promissory note-October 28 and 29, 2021	$2,246,802	$2,599,925
(b)	Convertible promissory note-March 3 and 7, 2022	5,830,388	3,696,044
(c)	Convertible promissory note- June 23, 2022	1,562,800	1,500,464
		$9,639,990	$7,796,433

The convertible promissory notes are accounted for under the fair value option in the consolidated balance sheets. The actual principal outstanding on the balance of the convertible promissory notes as at June 30, 2023 is $6,680,933 (December 31, 2022-$5,825,260), including accrued interest of $470,773 (2022-$nil).

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
June 30, 2023 and 2022
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

Upon the occurrence of an event of default, the interest rate on the October 2021 Investor Notes will immediately accrue at 24% per annum and be paid in cash monthly to the October 2021 Investors, until the default is cured. And the Conversion Price will be reset to 85% of the lowest volume weighted average price for the ten consecutive trading days ending on the trading day that is immediately prior to the applicable conversion date.

On May 11, 2022, the holder of the October 29, 2021 investor note, provided an amendment for an optional conversion of his investor notes. The conversion price was amended to be (i) the product of the Liquidity Event price multiplied by the discount of 35% (previously 30%) or (2) the greater of (i) the product of the closing price per share of the Company's Common Stock as reported by the applicable trading market on the trading day immediately prior to the conversion date multiplied by the discount (35%) or $1.70 multiplied by the discount (35%), provided that in the event of a conversion, of investor note, at a time that a Liquidity Event shall not have previously occurred and be continuing, the conversion price for such conversion shall be as provided in the amendment.

On August 16, 2022, the Company was sent a notice of default from one of the October 2021 Investors, whose investor note was issued on October 29, 2021. On September 15, 2022, the Company and the investor of the October 2021 investor note entered into an amendment to the October 2021 investor note which served as a cure to the previously issued default notice.

Pursuant to the September 15, 2022 amendment, the Company and the October 29, 2021 investor, agreed that the outstanding principal amount of the October 29, 2021 investor note would increase by 10% to $1,618,100 from the previously issued principal amount of $1,471,000. The new agreed upon maturity date was changed to November 15, 2022, subject to certain conditions and the maturity date would automatically be extended to January 15, 2023 provided that the October 29, 2021 investor does not notify the Company in writing prior to the maturity date that the automatic extension of the maturity date has been cancelled. In connection with this amendment, the Company agreed to use its best efforts to promptly facilitate the conversion of the October 29, 2021 investor note into shares of the Company's common stock.

Further, the October 29, 2021 investor agreed not to convert more than $100,000 in any one conversion notice and the October 29, 2021 investor agreed not to issue an additional conversion notice unless and until any previously issued conversion shares have been sold by the October 29, 2021 investor or exceed 10% of the daily trading volume in selling the shares of the Company's common stock

On September 21, 2022 and November 10, 2022, the October 29, 2021 investor issued conversion notices to the Company and the Company issued 372,090 common shares at conversion prices ranging from $0.1885 to $0.2339 per share respectively, on the conversion of $25,000 and $50,000 respectively, of the October 29, 2021 investor note, having a fair market value of $97,129 on conversion. The October 29, 2021 investor has not informed the Company of an extension to the current maturity date but continued to issue conversion notices to the Company prior to the default notice of June 8, 2023, noted below.

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
June 30, 2023 and 2022
(Expressed in United States Dollars)
(unaudited)

11. Convertible Promissory Notes, (continued)

On December 22, 2022, the October 28, 2021 investor, whose October 28, 2021 investor note had a previous Principal Amount of $294,118 and a maturity date of July 28, 2022, provided the Company with an amendment whereby the maturity date of the October 28, 2021 investor note was extended to the earlier of July 28, 2023 or the occurrence of a Liquidity Event. In addition, the Company agreed that the investor could convert his October 28, 2021, investor note into shares of the Company's common stock at any time at the investor's option. Previously, the October 28, 2021 Note was only convertible upon the occurrence of the Liquidity Event. The Company also agreed to change the conversion price to be the lowest trading bid price of the Company's common stock on the trading day immediately prior to the conversion date multiplied with a 35% discount to that lowest price. Previously, the conversion price was a 30% discount to the price at which the securities were sold in connection with the Liquidity Event. In consideration for the extension of the maturity date, the Company agreed to issue the investor 500,000 shares of the Company's common stock. The Company used the with-and-without method to allocate the proceeds between the convertible promissory note and the common shares. As a result, all the proceeds were allocated to the convertible promissory note and $nil to the common shares.

On June 8, 2023, the October 29, 2021 investor's counsel sent the Company a notice of default on the October 29, 2021 investor note and the March 2022 Investor Notes, described below. The default was caused by the holders of these promissory notes not being able to receive shares of the Company's common stock, par value $0.0001 (the "Common Stock") pursuant to the conversion terms of these promissory notes. All cure periods available pursuant to the promissory notes had expired prior to June 8, 2023. The October 29, 2021 investor note had a principal balance of $1,300,000 before and after the default and the March 2022 Investor Notes, whose principal balance totaled $2,640,000 prior to the notice of default, increased by 20% or $528,000 in total as a result of the notice of default. In addition, default interest at the rate of 24% per annum accrued on the March 2022 Investor Notes and totaled $424,946 the June 8, 2023.

During the three and six-month periods ended June 30, 2023, the October 29, 2021 investor provided the Company with notices of conversion to convert in total $100,000 and $243,100 respectively, of his investor note having a fair value on conversion of $153,846 and $374,000 respectively, for 601,296 and 1,650,709 respectively, of common shares of the Company. The conversion prices per share for the three and six-month periods ended June 30, 2023 ranged from $0.1333 to $0.3400 and $0.1294 to $0.1364 respectively.

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
June 30, 2023 and 2022
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

Pursuant to the September 15, 2022 amendment, the Company and the March 2022 Investors agreed that the outstanding Principal Amount totaling $2,400,000 would increase by 10% to $2,640,000. The new agreed upon maturity date was now November 15, 2022, subject to certain conditions and the maturity date was extended to January 15, 2023. In connection with this amendment, the Company agreed to use its best efforts to promptly facilitate the conversion of the March 2022 Investor Notes into shares of the Company's common stock only after the October 29, 2021 investor note, as described under paragraph (a) above, has been fully converted.

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

As noted above, on June 8, 2023 the counsel for the March 2022 Investors provided the Company with a notice of default. This resulted in the principal balance of the March 2022 Investor Notes increasing in principal from $2,640,000 in total to $3,168,000, in total. In addition, interest in accruing at the rate of 24% per annum. As at June 30, 2023, accrued interest of $470,773 (2022-$nil) is included in the convertible promissory notes balance.

(c) On June 23, 2022, the Company executed one convertible promissory note (the "June 2022 Investor Note") with an investor (the "June 2022 Investor") in the amount of $1,200,000 bearing interest at 10% per annum and having an OID of 10%. The maturity date of the June 2022 Investor Note is the earlier of December 23, 2022 and the date of the Company's uplist to a national securities exchange. The proceeds from the June 2022 Investor Note were used to repay this investor's June 2021 Investor Note and their December 2021 Investor Note which matured June 16, 2022 and June 2, 2022 respectively, plus accrued interest. The net proceeds, after repaying the December 2021 Investor Note and the June 2021 Investor Note with accrued interest and related disbursements totaled approximately $204,000. The net proceeds were received on June 28, 2022. In addition, the Company issued 1,333,333 common shares to the June 2022 Investor on June 29, 2022 which have been included in the determination of the extinguishment gain and recognized at fair value. The restructuring was accounted for as extinguishments as it was renegotiated after maturity.

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
June 30, 2023 and 2022
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

On June 29, 2023, the June 2022 Investor provided a 45-day extension of the June 2022 Investor Note in exchange for an increase in the principal balance of the June 2022 Investor Note of $100,000, from $1,320,000 to $1,420,000.

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
June 30, 2023 and 2022
(Expressed in United States Dollars)
(unaudited)

11. Convertible Promissory Notes, (continued)

Gains and losses attributable to changes in credit risk were insignificant during the three and six-month periods ended June 30, 2023 and 2022. The Company recognized a loss of $nil (2022-$659,526) at the time of issuance of the convertible promissory notes and an additional loss of $2,213,461 and $2,180,135 (2022-$4,512,540 and $5,124,945) attributed to the change in fair value of the convertible promissory notes for the three and six-month periods ended June 30, 2023. In addition, for the three and six-month periods ended June 30, 2023, the Company recognized a gain on extinguishment of convertible promissory notes of $nil and $nil (2022-$4,274,820 and $4,274,820). Further, for the three and six-month periods ended June 30, 2023, the Company incurred debt issuance costs of $nil and $nil (2022-$26,000 and $101,000) respectively, which were expensed as incurred.

12. Fair Value Measurement

The following table presents information about the Company's financial assets and liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation:

	Fair value as at June 30, 2023 and December 31, 2022 Using:
	Level 3	June 30, 2023	December 31, 2022
Assets:	$-	$-	$-
Liabilities:
Convertible promissory notes	9,639,990	9,639,990	7,796,433
	$9,639,990	$9,639,990	$7,796,433

During each of the three and six-month periods ended June 30, 2023 and 2022, there were no transfers between Level 1, Level 2, or Level 3. There were no financial assets or other liabilities measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022.

The following table summarizes the change in Level 3 financial instruments during the six-month period ended June 30, 2023 and December 31, 2022.

	June 30, 2023	December 31, 2022
Fair value at December 31, 2022	$7,796,433	$3,798,516
Fair value at issuance	-	2,159,526
Amendments	2,180,923	-
Conversions/repayments	(336,578)	(136,880)
Mark to market	(788)	7,663,844
Settlement	-	(5,688,573)
Fair value at June 30, 2023 and December 31, 2022	$9,639,990	$7,796,433

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

The fair value of the convertible promissory notes at issuance and at each reporting period was estimated based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The Company used a scenario-based binomial model to estimate the fair value of the convertible promissory notes. The model determines the fair value from a market participant's perspective by evaluating the payouts under hold, convert, or call decisions. The most significant estimates and assumptions used as inputs are those concerning type, timing and probability of specific scenario outcomes. Specifically, the Company assigned a probability of default, which would increase the required payout as described in note 11 and calculated the fair value under each scenario. At the issuance dates of the convertible promissory notes, the probability of default ("PD") was assumed to be 75% (2022-75%), except for those that were amended post maturity which were assumed to be 100%. The probability of default was determined in reference to a 1-year PD rate for a 'CCC+' rating at issuance, and a combination of 'CC' and 'CCC-' credit ratings at June 30, 2023 and December 31, 2022. Increasing (decreasing) the probability of default would result in a significantly higher (lower) fair value measurement.

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
June 30, 2023 and 2022
(Expressed in United States Dollars)
(unaudited)

12. Fair Value Measurement, (continued)

Other significant unobservable inputs include the expected volatility, discount for lack of marketability and the credit spread. The expected volatility was based on the historical volatility over a look-back period that was consistent with the balance-remaining term of the instruments. A range of 104.1% to 141.2% was used for the expected volatility (2022-92% to 159%). The discount for lack of marketability was determined using a range of option pricing methodologies using the remaining restriction term corresponding to each instrument on the relevant valuation date. A range of 0% to 40% was used for the discount for lack of marketability. The credit spread was determined in reference to credit yields of companies with similar credit risk at the date of valuation. A premium of 10% was added to the credit spread as an instrument specific adjustment to reflect the Company's risk of default. A range of 24.39% to 25.18% (2022-24.4% to 25.6%) was used for the credit spread.

Refer also to going concern, note 2.

13. Loans Payable to Related Parties

	June 30, 2023	December 31, 2022
Directors	$47,500	$40,000
Officers	33,355	-
Total	$80,855	$40,000

The loans owing to directors were received by the Company on June 6, 2022 and March 16, 2023, are unsecured, bearing interest at 5% per annum and due on demand.

During the three and six-month periods ended June 30, 2023, $603 and $1,146 (2022-$131 and $131) respectively, in interest was incurred on the directors' loans. As at June 30, 2023, $2,240 (December 31, 2022-$1,088) of accrued interest is included in accrued liabilities in the interim condensed consolidated balance sheets. During the three and six-month periods ended June 30, 2023, $nil (C$nil) and $nil (C$nil) (2022-$nil; C$638 and $530; C$674) in interest was paid on loans from the CFO.

During the three and six-month periods ended June 30, 2023, Travellers converted outstanding loans of $278,845 and $278,845 (December 31, 2022-$33,371 of outstanding accounts payable) respectively, for 1,167,371 and 1,167,371 (December 31, 2022-193,778) respectively, common shares of the Company, based on closing trading prices on the day prior to each conversion.

The loans from the officers are non-interest bearing and due on demand.

14. Capital Stock

As at June 30, 2023, the Company had 150,000,000 common shares authorized with a par value of $.0001 per share and 121,327,800 (December 31, 2022-113,438,832) common shares issued and outstanding.

For the six -month period ended June 30, 2023, the Company issued 1,650,709 (December 31, 2022-2,372,090) common shares on the conversion of a convertible promissory note having a fair value on conversion in the amount of $374,000 (December 31, 2022-$579,247) at conversion prices ranging from $0.1294 to $0.3400 (December 31, 2022- $0.1885 to $0.2339) per share. This resulted in a loss on conversion of $74,359 disclosed under other income (expense), note 16.

In addition, the Company raised $101,039 (December 31, 2022-$907,760, net of share issue costs of $1,440), on a private placement for 310,888 (December 31, 2022-4,444,041) common shares at an issue price of $0.3250 (December 31, 2022-$0.154 to $0.45) per share. The private placement was with a director of the Company. Further, 1,040,000 (December 31, 2022-6,655,000) common shares of the Company were issued for professional services valued at $202,645 (December 31, 2022-$2,186,110), based on the closing trading prices on the effective dates of the consulting agreements. The portion relating to the six-month period ended June 30, 2023, $202,645 (December 31, 2022-$2,092,230) is included in the amount disclosed as stock-based compensation in the interim condensed consolidated statements of operations and comprehensive loss and the balance, $nil (December 31, 2022-$374,531) is included in prepaid expenses and deposits in the interim condensed consolidated balance sheets. In addition, during the year ended December 31, 2022, 4,125,211 shares were issued on the issuance of debt on extinguishment of existing debt having a fair value on issuance of $1,652,715 and 1,616,667 common shares were issued on the extension of the maturity dates on convertible promissory notes having a fair value on issuance of $231,067. Further, on September 8, 2022, 241,502 common shares were returned to treasury.

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
June 30, 2023 and 2022
(Expressed in United States Dollars)
(unaudited)

14. Capital Stock, (continued)

And, during the six-month period ended June 30, 2023, Travellers converted $278,845 (December 31, 2022-$33,371 in outstanding accounts payable) in loans and outstanding accounts payable for 1,167,371 (December 31, 2022-193,778) common shares of the Company, based on closing trading prices on the day prior to each conversion.

On January 3, 2023, the Company issued 3,000,000 (January 2, 2022-1,000,000) common shares to the CEO and 100,000 (January 2, 2022-50,000) common shares to the CFO in connection with their executive consulting agreements, valued at $446,400 (December 31, 2022-$240,450), based on the closing trading price on the effective date of their executive consulting agreements. Included under management stock-based compensation in the interim condensed consolidated statements of operations and comprehensive loss for the three and six-month periods ended June 30, 2023 is an amount of $57,600 and $115,200 (2022-$60,113 and $120,226) respectively. Also, on January 17, 2022 and March 22, 2022, the Company issued 230,000 common shares on proceeds previously received.

Further, on January 3, 2023, the Company issued 20,000 (February 7, 2022-10,000) common shares to an employee valued at $2,880 (December 31, 2022-$1,990) based on the closing trading price on the date of issuance. Also 100,000 common shares were issued on March 1, 2023 to a new director appointed on February 18, 2023, valued at $21,000, based on the closing trading price on the date appointed. Both amounts are disclosed as stock-based compensation in the interim condensed statements of operations and comprehensive loss.

As at June 30, 2023, the Company recorded a balance of $188,348 (December 31, 2022-$213,600 for 750,000 shares to be issued relating to consulting agreements, of which 500,000 were issued on January 27, 2023, valued on the effective dates stipulated in the consulting agreements) for 250,000 shares to be issued relating to a consulting agreement with a service provider for professional services, valued on the effective dates stipulated in the consulting agreement and $128,248 for shares to be issued on a private placement priced at $0.2414 per share. These professional services are included under stock-based compensation in the interim condensed consolidated statements of operations and comprehensive loss. During the three-month period ended March 31, 2023, the Company issued 500,000 (2022-230,000) common shares for proceeds previously received.

15. Commitments

a) Effective January 1, 2023, as stipulated in each of their respective executive consulting agreements, the CEO's monthly fee is $30,212 (C$40,000) for 2023 and $37,765 (C$50,000) for 2024 and for the CFO $9,441 (C$12,500). The future minimum commitment under these consulting agreements, is as follows:

For the six-month period ending December 31, 2023	$237,918
For the year ending December 31, 2024	453,180
$691,098

b) The Company has agreed to lease its office premises from Haute on a month-to-month basis, at the monthly rate of $6,798 (C$9,000). The Company is responsible for all expenses and outlays in connection with its occupancy of the leased premises, including, but not limited to utilities, realty taxes and maintenance.

c) Effective February 3, 2021, upon the successful completion of a Nasdaq listing, the Company has committed a payment of $300,000 to a consulting firm providing advisory and consulting services.

d) On November 5, 2021, the Company committed to the design and construction of its Hamilton, Ontario, Canada facility, including architectural and general consulting fees in the amount of $6,892,724 ($9,125,809).

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
June 30, 2023 and 2022
(Expressed in United States Dollars)
(unaudited)

15. Commitments, (continued)

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

There is also an arrangement to issue 250,000 warrants to the individual's company once the Company's shares are listed on the Nasdaq or another major exchange.

f) The Company was assigned the land lease on the purchase of certain assets of Astoria Organic Matters Ltd., and Astoria Organic Matters Canada LP. The land lease, which comprises 13.88 acres in Roslin, Ontario, Canada, has a term expiring March 31, 2034. The basic monthly rent on the net lease is $2,266 (C$3,000) and is subject to adjustment based on the consumer price index as published by Statistics Canada ("CPI"). To date, no adjustment for CPI has been charged. The Company is also responsible for any property taxes, maintenance, insurance and utilities. In addition, the Company has the right to extend the lease for five further terms of five years each and one further term of five years less one day. As the Company acquired the business of 1684567, the previous landlord, in 2019, there are no future commitments for this lease.

The Company is responsible through a special provision of the site plan agreement with the City of Belleville (the "City"), Ontario, Canada, that it is required to fund road maintenance required by the City through to September 30, 2025 at an annual rate of $7,553 (C$10,000). The future minimum commitment is as follows:

For the six-month period ending December 31, 2023	$7,553
For the year ending December 31, 2024	7,553
For the year ending December 31, 2025	7,553
$22,659

g) PACE had provided the Company a letter of credit in favor of the MECP in the amount of $209,090 (C$276,831) and, as security, has registered a charge of lease over the organic waste processing and composting facility, located at 704 Phillipston Road, Roslin, Ontario, Canada. As noted under funds held in trust, note 6, the Company and PACE finalized a full and final release of all obligations owed to PACE The funds held in trust are being held in escrow with the Company's Canadian legal counsel and will be released to PACE once this current letter of credit is returned to PACE by the MECP. This will occur once the Company replaces this letter of credit with a new letter of credit in the amount of $481,607 ($C637,637). As security, PACE had registered a charge of lease over the premises, located at 704 Phillipston Road, Roslin, Ontario, Canada. The Company is required to provide for environmental remediation and clean-up costs for its organic waste processing and composting facility.

The letter of credit is a requirement of the MECP and is in connection with the financial assurance provided by the Company for it to be in compliance with the MECPs environmental objectives. The MECP regularly evaluates the Company's organic waste processing and composting facility to ensure compliance is adhered to and the letter of credit is subject to change by the MECP. As a result of audits conducted by the MECP in December of 2020, the Company has accrued estimated and actual costs for corrective measures as a result of the MECP's audits totaling $689,692 (C$913,137) (December 31, 2022-$676,635; C$904,287).

As at June 30, 2023, the MECP has not drawn on the letter of credit. The Company is in the process of obtaining a letter of credit for the new financial assurance with the MECP in the amount of $481,607 (C$637,637).

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
June 30, 2023 and 2022
(Expressed in United States Dollars)
(unaudited)

16. Other Expense

	June 30, 2023	June 30, 2022
(a) Loss on conversion of convertible promissory note	$(74,359)	$-
(b) Loss on revaluation of convertible promissory notes	(2,180,135)	(5,784,471)
(c) Gain on extinguishment of convertible promissory notes	-	4,274,820
	$(2,254,494)	$(1,509,651)

(a) As described under convertible promissory notes, note 11(a), the loss is on five conversions of the October 29, 2021 investor note.

(b) Loss on revaluation of convertible promissory notes. Refer to note 11, convertible promissory notes.

(c) Gain on extinguishment of convertible promissory notes. Refer to note 11, convertible promissory notes.

17. Economic Dependence

The Company generated 91% and 90% of its revenue from three customers, during the three and six-month periods ended June 30, 2023 (2022-78% and 71% from two customers) respectively.

18. Legal Proceedings

From time to time, the Company may become involved in litigation relating to claims arising from the ordinary course of business. Management believes that there are currently no claims or actions pending against us, the ultimate disposition of which would have a material adverse effect on our results of operations, financial condition or cash flows.

The Company has a claim against it for unpaid legal fees in the amount of $49,277 (C$65,241). The amount is included in accounts payable on the Company's interim condensed consolidated balance sheets.

19. Subsequent Events

The Company's management has evaluated subsequent events up to the date the interim condensed consolidated financial statements were issued, pursuant to the requirements of ASC 855 and has determined the following to be material subsequent events:

(a) On July 14, 2023, the Company paid the final deposit of $159,306 (C$210,000) for an agreement of purchase and sale for 2.03 acres of land in Hamilton, Ontario, Canada, adjacent to the Company's current property. This deposit is in addition to the first deposit of $75,530 (C$100,000) paid prior to the end of June 30, 2023 and included under prepaid expenses and deposits in the interim condensed consolidated balance sheets.

(b) On July 17, 2023, the Company received notice from The Scotts Miracle-Gro Company that it was withdrawing its opposition to the Company's trademark SUSGRO (the "Mark") application in the U.S. and Canada. On July 27, 2023, the Mark was registered under Registration Number TMA1,192,300 with Innovation, Science and Economic Development Canada, Canadian Intellectual Property Office. This registration will be in effect for a period of ten years, expiring on July 27, 2033.

(c) On July 17, 2023 the Company issued a total of 1,225,694 common shares for a private placement. Of this total, 531,250 common shares were issued for proceeds of $128,248 (C$170,000) received prior to June 30, 2023 and 694,444 for proceeds of $151,720 (C$200,000) for proceeds received on July 13 and 14 of 2023. The prices on the private placement ranged from $0.2414 to $0.32 per share.

(d) On July 19, 2023, $34,269 (C$45,200) of accounts payable owing to Travellers was converted for 131,297 common shares of the Company at a conversion price of $0.261 per share, based on the closing trading price on the previous day.

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

Growth and percentage comparisons made herein generally refer to the three and six-month periods ended June 30, 2023 compared with the three and six-month periods ended June 30, 2022 unless otherwise noted. Unless otherwise indicated or unless the context otherwise requires, all references in this document to "we, "us, "our," the "Company," and similar expressions refer to SusGlobal Energy Corp., and depending on the context, its subsidiaries.

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

As the global amount of organic waste continues to grow, a solution for sustainable global management of these wastes is paramount. SusGlobal through its proprietary technology and processes, is equipped and confident to deliver this objective. Management believes renewable energy is the energy of the future. Sources of this type of energy are more evenly distributed over the earth's surface than finite energy sources, making it an attractive alternative to petroleum-based energy. Biomass, one of the renewable resources, is derived from organic material such as forestry, food, plant and animal residuals. SusGlobal can therefore help turn what many consider waste into precious energy and regenerative products. The portfolio will be comprised of three distinct types of technologies: (a) Process Source Separated Organics ("SSO") in anaerobic digesters to divert from landfills and recover biogas. This biogas can be converted to gaseous fuel for industrial processes, electricity to the grid or cleaned for compressed renewable gas. (b) Maximizing the capacity of existing infrastructure (anaerobic digesters) to allow processing of SSO to increase biogas yield and (c) process SSO and digestate to produce an organic compost or a pathogen free organic liquid fertilizer. The convertibility of organic material into valuable end products such as biogas, liquid biofuels, organic fertilizers and compost shows the utility of renewables. These products can be converted into electricity, fuels and marketed to agricultural operations that are looking for an increase in crop yields, soil amendment and environmentally-sound practices. This practice also diverts these materials from landfills and reduces Greenhouse Gas Emissions ("GHG") that result from landfilling organic wastes. The Company can provide peace of mind that the full lifecycle of organic material is achieved, global benefits are realized and stewardship for total sustainability is upheld. It is management's objective to grow SusGlobal into a significant sustainable waste to energy and regenerative products provider, as Leaders in The Circular Economy®.

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

The primary focus of the services SusGlobal provides includes integrating our technologies with capital investment to optimizing the processing of SSO. Our processes not only divert significant organic waste from landfills, but also result in methane avoidance, with significant GHG reductions from waste disposal. The processes produce regenerative products through the conversion of organic wastes into biogas, organic fertilizer, both dry compost and liquid.

Currently, the primary customers are municipalities in both rural and urban centers in Ontario, Canada. Where necessary, to be in compliance with provincial and local environmental laws and regulations, SusGlobal submits applications to the respective authorities for approval prior to any necessary engineering being carried out and has existing Environmental Compliance Approvals (ECAs) at its facilities.

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

RECENT BUSINESS DEVELOPMENTS

On August 1, 2023, the Company announced it has received a RNG Carbon Intensity ("CI") Report. This report uses the GHGenius model to calculate the CI of the produced RNG from Source Separated Organic ("SSO") Feedstock, analyzing the energy balance and emissions of contaminants associated with the production and use of traditional and alternative transportation fuels. Versions of the model are specified in renewable fuel regulations in the provinces of Ontario, Alberta and British Columbia. The GHGenius model is capable of estimating life cycle emissions of the primary greenhouse gases ("GHG") and the criteria pollutants from combustion and process sources. GHGenius can predict emissions for past, present and future years through 2050, using historical data or correlations for changes in energy and process parameters with time that are stored in the model.

The Report and Carbon Intensity Score allows the Company to proceed and enter into a long term and lucrative offtake agreement, leading to project and equity financing. The Company has the infrastructure, assets, licenses and capabilities to produce and distribute RNG which offers lower carbon options adjacent to our existing fertilizer production facilities, building a revolutionary circular economy model for sustainable change, utilizing transformative technology solutions to regenerate organic waste to energy and fertilizers at its strategically located facilities in western and eastern Ontario near the hub of the largest integrated gas storage facility in North America. A long-term offtake agreement can ensure that the Company will continue to lead the organic waste diversion and regenerative products program, helping to reduce the world's GHG emissions creating strong alignment with our ESG and uplisting goals, maximizing shareholder value.

The Company has received a 24.7 on the Report's Carbon Intensity Score. As this system uses a reversed scaled approach, in which lower a number denotes a better value in the RNG and sustainability, the Company is expected to continue to receive these opportunities in the future attracting seasoned offtake partners.

When organic waste decomposes, it naturally releases biogas, a GHG containing carbon dioxide and methane, into the atmosphere. Before this biogas can escape as GHGs it is captured and purified to create RNG. RNG is low carbon, meaning, that using RNG can reduce the amount of GHG emissions released into the atmosphere compared to conventional fossil fuels or natural gas. When added to the North American gas system, it can help reduce greenhouse gas emissions.

The RNG produced is then injected into the natural gas transmission and distribution system, providing for building space heat/hot water, industrial process heat, electricity generation and transportation, thereby reducing GHG emissions and generating additional carbon credits for the Company.

On July 17, 2023, the Company received notice from The Scotts Miracle-Gro Company that it was withdrawing its opposition to the Company's trademark SUSGRO (the "Mark") application in the U.S. and Canada. On July 27, 2023, the Mark was registered under Registration Number TMA1,192,300 with Innovation, Science and Economic Development Canada, Canadian Intellectual Property Office. This registration will be in effect for a period of ten years, expiring on July 27, 2033.

On July 14, 2023, the Company paid the final deposit of $159,306 (C$210,000) for an agreement of purchase and sale for 2.03 acres of land in Hamilton, Ontario, Canada, adjacent to the Company's current property. This deposit is in addition to the first deposit of $75,530 (C$100,000) paid on June 15, 2023.

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

On March 28, 2023, the Company and PACE Savings and Credit Union Limited ("PACE") finalized a full and final mutual release of all obligations owing to PACE, including accrued interest, in exchange for an amount of $944,125 (C$1,250,000). The funds are held in escrow by the Company's Canadian legal counsel. The funds will be released to PACE once the letter of credit, in the amount of $209,090 (C$276,831) is released by the Ministry of the Environment, Conservation and Parks (the "MECP") to PACE. Immediately prior to this full and final mutual release, the amounts owing to PACE, included in the interim condensed consolidated balance sheets, include $3,525,947 (C$4,668,274) disclosed under long-term debt and accrued interest of $400,101 (C$529,725) disclosed under accrued liabilities. The Company raised the funds by securing a 2nd. mortgage on March 1, 2023 in the amount of $1,132,950 (C$1,500,000) prior to disbursements of $188,825 (C$250,000), on its Belleville, Ontario Canada property.

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

Financings

(a) Securities Purchase Agreements

As at June 30, 2023, the Company had and currently has 5 security purchase agreements outstanding with 4 investors. The outstanding principal balance, including adjustments for a recent amendment and defaults, including accrued interest of $470,773, totaled $6,680,933 with a fair value of $9,639,990.

Please refer to the interim condensed consolidated financial statements, convertible promissory notes, note 11 and fair value measurement, note 12 for details on the convertible promissory notes.

(b) Pace Savings & Credit Union Limited ("PACE")

As noted above, on March 28, 2023, the Company and PACE Savings and Credit Union Limited ("PACE") finalized a full and final mutual release of all obligations owing to PACE, including accrued interest, in exchange for an amount of $944,125 (C$1,250,000). The funds are held in escrow by the Company's Canadian legal counsel. The funds will be released to PACE once the letter of credit, in the amount of $209,090 (C$276,831) is released by the Ministry of the Environment, Conservation and Parks (the "MECP") to PACE. Immediately prior to this full and final mutual release, the amounts owing to PACE, included in the interim condensed consolidated balance sheets, include $3,525,947 (C$4,668,274) disclosed under long-term debt and accrued interest of $400,101 (C$529,725) disclosed under accrued liabilities in the interim condensed consolidated balance sheets. The Company raised the funds by securing a 2nd. mortgage on March 1, 2023 in the amount of $1,132,950 (C$1,500,000) prior to disbursements of $188,825 (C$250,000), on its Belleville, Ontario Canada property.

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

For the three and six-month periods ended June 30, 2023, $nil (C$nil) and $103,218 (C$139,089) (2022-$78,904; C$100,699 and $154,429; C$196,324) respectively, in interest was incurred on the PACE long-term debt. As at June 30, 2023 $400,101 (C$529,725) (December 31, 2022-$288,407; C$390,636) in accrued interest is included in accrued liabilities in the interim condensed consolidated balance sheets

(c) Other Financings

(i) The Company obtained a 1st mortgage provided by private lenders to finance the acquisition of the shares of 1684567 and to provide funds for additional financing needs, including additional lands, received in four tranches totaling $3,927,560 (C$5,200,000) (December 31, 2022-$3,839,160; C$5,200,000). The fourth tranche was received on August 13, 2021 in the amount of $1,435,070 (C$1,900,000) and a portion of this fourth tranche, $1,400,276 (C$1,853,933), was used to fund a portion of the purchase of the Hamilton Property, described under long-lived assets, net (note 7), to the interim condensed consolidated financial statements. The 1st mortgage is repayable interest only on a monthly basis at an annual rate of the higher of the Royal Bank of Canada's prime rate plus 6.05% per annum (currently 12.50%) and 10% per annum with a maturity date of December 1, 2023. The Company continues to be charged at the rate of 10% per annum. The 1st mortgage payable is secured by the shares held of 1684567, a 1st mortgage on the premises located at 704 Phillipston Road, Roslin, Ontario, Canada and a general assignment of rents.

Financing fees on the 1st mortgage totaled $304,702 (C$403,419). In addition, as at June 30, 2023 there is $56,823 (C$75,232) (December 31, 2022-$56,409; C$76,404) of unamortized financing fees included in long-term debt in the interim condensed consolidated balance sheets.

(ii) On August 17, 2021, the Company obtained a vendor take-back 1st mortgage in the amount of $1,510,600 (C$2,000,000), on the purchase of the Hamilton Property, described under long-lived assets, net (note 7) to the interim condensed consolidated financial statements. The 1st mortgage bears interest at an annual rate of 2% per annum, repayable monthly interest only with a maturity date of August 17, 2023, secured by the assets on the Hamilton Property.

(iii) On March 1, 2023, the Company obtained a 2nd mortgage in the amount of $1,132,950 (C$1,500,000) bearing interest at the annual rate of 12%, repayable monthly, interest only with a maturity date of March 1, 2024, secured as noted under (d) i) above. The Company incurred financing fees of $45,318 (C$60,0000). In addition, as at June 30, 2023 there is $40,657 (C$55,069) of unamortized financing fees included in long-term debt in the consolidated balance sheets

For the three and six-month periods ended June 30, 2023, $136,286 (C$183,086) and $250,743 (C$337,883) (2022-$111,853; C$141,622 and $220,256; C$280,010) respectively, in interest was incurred on the mortgages payable. As at June 30, 2023 $42,007 (C$55,616) (December 31, 2022- $31,555; C$42,740) in accrued interest is included in accrued liabilities in the interim condensed consolidated balance sheets.

(iv) As a result of the COVID-19 virus, the Government of Canada launched the Canada Emergency Business Account (the "CEBA"), a program to ensure that small businesses have access to the capital they need to see them through the current challenges and better position them to quickly return to providing services to their communities and creating employment. The program is administered by Canadian chartered banks and credit unions.

The Company has received a total of $75,530 (C$100,000) under this program, from its Canadian chartered bank.

Under the initial term date of the loans, which is detailed in the CEBA term loan agreements, the amount is due on December 31, 2022 and is interest-free. If the loans are not repaid by December 31, 2022, the Company can make payments, interest only, on a monthly basis at an annual rate of 5%, under the extended term date, beginning January 1, 2023, maturing December 31, 2025.

The CEBA term loan agreements were amended by extending the interest free repayment date by one year to December 31, 2023. If paid by December 31, 2023, 33.33% ($25,176; C$33,333), previously 25%, of the loans would be forgiven. Repayment terms on the extended period are unchanged.

The CEBA term loan agreements contain a number of positive and negative covenants, for which the Company is not in full compliance.

(v) On April 8, 2021, the Company took delivery of a truck and hauling trailer for a total purchase price of $164,911 (C$218,338) plus applicable harmonized sales taxes. The purchase was financed by a bank term loan of $151,060 (C$200,000), over a forty-eight-month term, bearing interest at 4.95% per annum with monthly blended instalments of principal and interest payments of $3,702 (C$4,901) due April 7, 2025.

For the three and six-month periods ended June 30, 2023, $1,190 (C$1,600) and $1,971(C$2,657) (2022- $1,454; C$1,856 and $3,030; C$3,852) respectively, in interest was incurred.

(vi) On April 18, 2023 and June 14, 2023, the CEO converted $177,806 (C$238,000) and $101,039 (C$134,483) respectively, of outstanding loans to the Company in return for 856,483 and 310,888 respectively, common shares of the Company, priced at the closing trading price of $0.2076 and $0.325 respectively, per share.

(d) Financings Related to Obligations Under Capital Lease

There were no new capital leases entered into by the Company during the three and six-month periods ended June 30, 2023.The original terms of the remaining obligation under capital lease outstanding at June 30, 2023 are noted below.

(i) The lease agreement for certain equipment for the Company's organic waste processing and composting facility at a cost of $294,303 (C$389,650), is payable in monthly blended installments of principal and interest of $5,175 (C$6,852), plus applicable harmonized sales taxes for a period of fifty-nine months plus an initial deposit of $14,691 (C$19,450) plus applicable harmonized sales taxes and an option to purchase the equipment for a final payment of a nominal amount of $76 (C$100) plus applicable harmonized sales taxes on February 27, 2025. The leasing agreement bears interest at the rate of 3.59% annually, compounded monthly, due February 27, 2025.

For the three and six-month periods ended June 30, 2023, $931 (C$1,249) and $1,983 (C$2,672) (2022-$478; C$617 and $2,238; C$2,846) respectively, in interest was incurred.

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

Organic Composting Facility— As noted above, the Company's organic waste processing and composting facility, located in Belleville, Ontario Canada, has ECAs in place to accept up to 70,000 MT of waste annually and is currently in operation. Certain assets of the organic waste processing and composting facility, including the ECAs for the waste transfer station (not yet built), were acquired by the Company on September 15, 2017, from the Receiver for Astoria, under the APA. The Company charges tipping fees for the waste accepted at the organic waste composting facility based on arrangements in place with the customers and the type of waste accepted. Typical waste accepted includes, SSO, leaf and yard, food, liquid, paper sludge and biosolids. During the six-month period ended June 30, 2023, tipping fees ranged from $51 (C$69) to $118 (C$159) per MT.

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

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2023, the Company had a bank balance of $20,685 (December 31, 2022-$42,900) and current debt obligations and other current liabilities in the amount of $26,185,878 (December 31, 2022-$22,339,175). As at June 30, 2023, the Company had a working capital deficit of $24,380,581 (December 31, 2022-$21,580,552). The Company does not currently have sufficient funds to satisfy the current debt obligations.

The Company's total assets as at June 30, 2023 were $10,903,780 (December 31, 2022-$9,865,775) and total current liabilities were $26,185,878 (December 31, 2022-$22,339,175). Significant losses from operations have been incurred since inception and there is an accumulated deficit of $34,327,147 as at June 30, 2023 (December 31, 2022 -$30,345,197). Continuation as a going concern is dependent upon generating significant new revenue and generating external capital and securing debt to satisfy its creditors' demands and to achieve profitable operations while maintaining current fixed expense levels. The Company is also anticipating a successful underwritten offering in connection with its filed registration statement although there can be no assurance that the underwritten offering will be completed.

To pay current liabilities and to fund any future operations, the Company requires significant new funds, which the Company may not be able to obtain. In addition to the funds required to liquidate the $26,185,878 in current debt obligations and other current liabilities, the Company estimates that approximately an additional $5,000,000 must be raised to fund capital requirements and general corporate expenses for the next 12 months.

In the normal course of business, we are exposed to market risks, including changes in interest rates, certain commodity prices and Canadian currency rates. The Company does not use derivatives to manage these risks.

During the three and six-month periods ended June 30, 2023, the October 29, 2021 investor converted $100,000 and $243,100 respectively, of his unsecured convertible promissory note for 601,296 and 1,650,709 respectively, common shares of the Company.

As at June 30, 2023, the current and long-term portions of our debt obligations totaled $20,009,959 (December 31, 2022-$16,827,617).

In addition, as at June 30, 2023, the Company had an outstanding letter of credit provided by PACE, in the amount of $209,090 (C$276,831), in favor of the MECP. The letter of credit is a requirement of the MECP and is in connection with the financial assurance provided by the Company, for it to be in compliance with the MECPs environmental objectives. The MECP regularly evaluates the Company's organic waste processing and composting facility to ensure compliance is adhered to and the letter of credit is subject to change by the MECP. The Company is in the process of obtaining a letter of credit for the new financial assurance with the MECP in the amount of $481,607 (C$637,637).

CONSOLIDATED RESULTS OF OPERATIONS - FOR THE THREE-MONTH PERIOD ENDED JUNE 30, 2023 COMPARED TO THE THREE-MONTH PERIOD ENDED JUNE 30, 2022

	For the three-month periods ended
	June 30, 2023	June 30, 2022

Revenue	$153,487	$110,143

Cost of Sales
Opening inventory	60,959	16,806
Depreciation	105,567	115,262
Direct wages and benefits	34,673	53,408
Equipment rental, delivery, fuel and repairs and maintenance	19,422	(59,035)
Utilities	43,920	4,358
Outside contractors	—	915
	264,541	131,714
Less: closing inventory	(64,578)	(19,555)
Total cost of sales	199,963	112,159

Gross loss	(46,476)	(2,016)

Operating expenses
Management compensation-stock-based compensation	57,600	60,113
Management compensation-fees	117,305	117,266
Marketing	110,224	627,721
Professional fees	66,105	360,433
Interest expense	139,386	189,708
Office and administration	66,663	131,239
Rent and occupancy	52,549	65,666
Insurance	8,650	34,599
Filing fees	10,833	7,368
Amortization of financing costs	26,571	33,632
Directors' compensation	18,611	14,689
Stock-based compensation	196,134	166,275
Repairs and maintenance	1,934	(13,488)
Foreign exchange (income) loss	(239,570)	217,929
Total operating expenses	632,995	2,013,150

Net Loss Before Other Expense	(679,471)	(2,015,166)
Other Expense	(2,267,307)	(213,503)
Net Loss	$(2,946,778)	$(2,228,669)

During the three-month period ended June 30, 2023, the Company generated $153,487 of revenue from its organic waste processing and composting facility compared to $110,143 in the three-month period ended June 30, 2022. The increase in revenue is primarily due to additional waste revenue from new business from existing customers, approximately $44,000.

In the operation of the organic waste processing and composting facility, the Company processes organic and other waste received and produces the end product, compost. The cost of producing the compost totaled $199,963 for the three-month period ended June 30, 2023 compared to $112,159 for the three-month period ended June 30, 2022. These costs include equipment rental, delivery, fuel, repairs and maintenance, direct wages and benefits, depreciation, utilities and outside contractors. Included are the costs for the estimate of the clean-up of certain waste as ordered by the MECP, which decreased significantly from the prior period. In addition, with ceasing the garbage collection operation, the Company no longer requires the use of outside contractors.

Operating expenses reduced by $1,380,155 from $2,013,150 in the three-month period ended June 30, 2022 to $632,995 in the three-month period ended June 30, 2023, explained further below.

Management compensation related to stock-based compensation reduced by $2,513, in the three-month period ended June 30, 2023 compared to the three-month period ended June 30, 2022, as a result of the new common stock issued to the officers as stipulated in their executive consulting contracts, effective January 1, 2023. The total stock-based compensation valued at $446,400 (2022-$240,450), based on the trading price of the shares on the effective date will be expensed over the terms of the executive consulting contracts. And the management compensation relating to fees was flat, with little change between the three-months ended June 30, 2023 compared to the three-months ended June 30, 2022.

Marketing expenses reduced by $517,497, from $627,721 in the three-month period ended June 30, 2022 to $110,224 for the three-month period ended June 30, 2023, primarily the result of a new and scaled back marketing in 2023 compared to that in 2022.

Professional fees reduced by $294,328, from $360,433 in the three-month period ended June 30, 2022 to $66,105 in the three-month period ended June 30, 2023. The primary reasons for the decrease include the absence of professional fees incurred on the issuance of convertible promissory notes in the current period whereas $25,000 in professional fees was incurred in the prior period. In addition, the Company did not re-engage certain consultants who provided services in the three-month period ended June 30, 2022, a saving of approximately $150,000 and savings for various audit, review, tax and legal services, a savings of approximately $111,000.

Interest expense reduced by $50,322 from $189,708 in the three-month period ended June 30, 2022 to $139,386 in the three-month period ended June 30, 2023. The decrease is partially due to the absence of interest on the PACE debt, after the Company obtained a full and final mutual release on March 28, 2023, offset by additional interest on the new mortgage effective March 1, 2023, which bears interest at the rate of 12% per annum.

Office and administration expenses reduced by $64,576, from $131,239 in the three-month period ended June 30, 2022 to $66,663 in the three-month period ended June 30, 2023, primarily due to the absence of certain expenditures including a claim from a municipality of approximately $25,500, website costs of approximately $15,500 and a reduction in other expenditures including lab testing and security.

Rent and occupancy decreased by $13,117, from $65,666 in the three-month period ended June 30, 2022 to $52,549 in the three-month period ended June 30, 2023 as a result of the absence of additional rent for roof repairs in the prior period.

Insurance decreased by $25,949, from $34,599 in the three-month period ended June 30, 2022 to $8,650 in the three-month period ended June 301, 2023, primarily due to the absence of insurance on the Company's new facility under construction in Hamilton, Ontario, Canada, whose construction had ceased temporarily and the Company self-insuring on certain other insurance.

Filing fees increased by $3,465, from $7,368 in the three-month period ended June 30, 2022 to $10,833 in the three-month period ended June 30, 2023, primarily due to an increased cost for filings.

The amortization of financing costs reduced by $7,061, from $33,632 in the three-month period ended June 30, 2022 to $26,571 in the three-month period ended June 30, 2023, due to certain financing costs in connection with the mortgages payable having been fully amortized by the end of Q3-2022.

Directors’ compensation increased nominally by $3,922 from $14,689 in the three-month period ended June 30, 2022 to $18,611 in the three-month period ended June 30, due to the appointment of a new independent director during the during the three-month period ended March 31, 2023.

Stock-based compensation increased by $29,859, from $166,275 in the three-month period ended June 30, 2022 to $196,134 in the three-month period ended June 30, 2023, as a result of several new consulting services provided during the current period.

Repairs and maintenance increased by $15,422, from a credit of $13,488 in the three-month period ended June 30, 2022 to an expense of $1,934 in the three-month period ended June 30, 2023, due to the absence of a credit adjustment on a prior expenditure.

The foreign exchange income decreased by $457,499, from an expense of $217,929 in the three-month period ended June 30, 2022 to income of $239,570 in the three-month period ended June 30, 2023, due primarily to the translation of significant United States dollar denominated transactions and balances during the period including the convertible promissory notes, compared to the prior period, during a period in which the Canadian dollar strengthened.

During the current three-month period ended June 30, 2023, the Company recorded a loss on the revaluation of the convertible promissory notes in the amount of $2,213,461 compared to loss of $213,503 in the prior period ended June 30, 2022 due primarily to the increase in principal for certain convertible promissory notes due to an amendment and defaults along with the impact of default interest accruing at 24% per annum. In addition, the losses on the conversion of a convertible promissory note resulted in an increase in other expense of $53,846. In total, the other expense increased by $2,053,804.

The interim condensed consolidated financial statements do not include any adjustments to reflect the future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result if the Company was unable to continue as a going concern.

CONSOLIDATED RESULTS OF OPERATIONS - FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 2023 COMPARED TO THE SIX-MONTH PERIOD ENDED JUNE 30, 2022

	For the six-month periods ended
	June 30, 2023	June 30, 2022

Revenue	$318,174	$254,613

Cost of Sales
Opening inventory	58,695	20,582
Depreciation	213,939	231,465
Direct wages and benefits	75,525	105,496
Equipment rental, delivery, fuel and repairs and maintenance	40,846	111,153
Utilities	56,857	43,170
Outside contractors	—	25,483
	445,862	537,349
Less: closing inventory	(64,578)	(19,555)
Total cost of sales	381,284	517,794

Gross loss	(63,110)	(263,181)

Operating expenses
Management compensation-stock-based compensation	115,200	120,226
Management compensation-fees	233,761	235,735
Marketing	121,175	1,004,209
Professional fees	182,793	622,085
Interest expense	359,061	380,951
Office and administration	119,553	191,816
Rent and occupancy	102,742	116,591
Insurance	22,193	63,437
Filing fees	23,290	61,543
Amortization of financing costs	45,395	67,164
Directors' compensation	34,580	29,498
Stock-based compensation	530,425	296,787
Repairs and maintenance	21,621	(11,159)
Foreign exchange (income) loss	(247,443)	140,180
Total operating expenses	1,664,346	3,319,063

Net Loss Before Other Expense	(1,727,456)	(3,582,244)
Other Expense	(2,254,494)	(1,509,651)
Net Loss	$(3,981,950)	$(5,091,895)

During the six-month period ended June 30, 2023, the Company generated $318,174 of revenue from its organic waste processing and composting facility and its garbage collection operations compared to $254,613 in the six-month period ended June 30, 2022, an increase of $63,561. The increase in revenue is primarily due to additional waste revenue in the form of tipping fees from new business from existing customers, approximately $79,300, revenue from the sale of carbon credits of approximately $10,300 offset by the reduction in garbage collection revenue of approximately $26,000.

In the operation of the organic waste processing and composting facility, the Company processes organic and other waste received and produces the end product, compost. The cost of producing the compost totaled $381,284 for the six-month period ended June 30, 2023 compared to $517,794 for the six-month period ended June 30, 2022. These costs include equipment rental, delivery, fuel, repairs and maintenance, direct wages and benefits, depreciation, utilities and outside contractors. The reduction in costs of $136,510 is attributable to reduced depreciation as several of the Company's mobile equipment were fully depreciated in the current period, a reduction in direct labour and benefits from reduced overtime and one less staff member, offset by increased utilities costs as projected credits offered by the hydro utility expired. In addition, the equipment rental, delivery, fuel, repairs and maintenance include an estimate for the clean-up of certain waste as ordered by the MECP. The estimate has been reduced as the Company was able to use the services of a hauler to dispose of some of the excess waste to a landfill facility at a lower cost than that in the prior period.

Operating expenses reduced by $1,654,717 from $3,319,063 in the six-month period ended June 30, 2022 to $1,664,346 in the six-month period ended June 30, 2023, explained further below.

Management compensation related to stock-based compensation reduced by $5,026, in the six-month period ended June 30, 2023 compared to the six-month period ended June 30, 2022, as a result of the new common stock issued to the officers as stipulated in their executive consulting contracts, effective January 1, 2023. The total stock-based compensation valued at $446,400 (2022-$240,450), based on the trading price of the shares on the effective date is being expensed over the terms of the executive consulting contracts. And the management compensation relating to fees reduced slightly by $1,974, from $235,735 in the six-month period ended June 30, 2022 to $233,761 in the six-month period ended June 30, 2023.

Marketing expenses decreased by $883,034, from $1,004,209 in the six-month period ended June 30, 2022 to $121,175 for the six-month period ended June 30, 2023, primarily the result of a new and scaled back marketing in 2023 compared to that in 2022.

Professional fees reduced by $439,292, from $622,085 in the six-month period ended June 30, 2022 to $182,793 in the six-month period ended June 30, 2023. The primary reasons for the decrease included the absence of professional fees incurred on the issuance of convertible promissory notes in the current period whereas $75,000 in such professional fees was incurred in the prior period. In addition, the Company did not re-engage certain consultants who provided services in the prior period, a saving of approximately $229,000 and savings for various audit, review, tax and legal services, including the absence of fees in connection with its S-1/A registration statement, a total savings of approximately $125,000.

Interest expense remained relatively flat with a decrease of $21,890 from $380,951 in the six-month period ended June 30, 2022 to $359,061 in the six-month period ended June 30, 2023. The decrease is partially due to the absence of interest on the PACE debt, after the Company obtained a full and final mutual release on March 28, 2023, offset by additional interest on the new mortgage effective March 1, 2023, which bears interest at the rate of 12% per annum.

Office and administration expenses reduced by $72,263, from $191,816 in the six-month period ended June 30, 2022 to $119,553 in the six-month period ended June 30, 2023. This is primarily due to the absence of certain expenditures including a claim from a municipality of approximately $25,500, website costs of approximately $15,500, a reduction in other expenditures including lab testing and security and the effect of the translation rate for a weakening Canadian dollar quarter to quarter.

Rent and occupancy reduced by $13,849, from $116,591 in the six-month period ended June 30, 2022 to $102,742 in the six-month period ended June 30, 2023, primarily due to the absence of additional rent expense for roof repairs in the prior period.

Insurance reduced by $41,244, from $63,437 in the six-month period ended June 30, 2022 to $22,193 in the six-month period ended June 30, 2023, primarily due to the absence of insurance on the Company's new facility under construction in Hamilton, Ontario, Canada, whose construction had ceased temporarily and the Company self-insuring on certain other insurance.

Filing fees decreased by $38,253, from $61,543 in the six-month period ended June 30, 2022 to $23,290 in the six-month period ended June 30, 2023, primarily due to the absence of costs associated with the special meeting of the shareholders held last period on March 24, 2022 and the absence of administrative costs incurred in the filing of the S-1 (and S-1/A) registration statement and reduced investor relations activities.

The amortization of financing costs increased by $21,769, from $67,164 in the six-month period ended June 30, 2022 to $45,395 in the six-month period ended June 30, 2023, due to certain financing costs in connection with the mortgages payable having been fully amortized by the end of Q3-2022.

Directors' compensation increased nominally from $29,498 in the six-month period ended June 30, 2022 to $34,580 in the six-month period ended June 30, 2023, due to the appointment of a new independent director during the during the three-month period ended March 31, 2023.

Stock-based compensation increased by $233,638, from $296,787 in the six-month period ended June 30, 2022 to $530,425 in the six-month period ended June 30, 2023, as a result of several new consulting services provided during the current period.

Repairs and maintenance increased by $32,780, from income of $11,159 in the six-month period ended June 30, 2022 to an expense of $21,621 in the six-month period ended June 30, 2023, due to the absence of a credit adjustment on a prior expenditure.

The foreign exchange income increased by $387,623, from a loss of $140,180 in the six-month period ended June 30, 2022 to income of $247,443 in the six-month period ended June 30, 2023, due primarily to the translation of significant United States dollar denominated transactions and balances during the period including the convertible promissory notes, compared to the prior period, during a period in which the Canadian dollar strengthened.

During the current six-month period ended June 30, 2023, the Company recorded a loss on the revaluation of convertible promissory notes of in the amount of $2,180,135 compared to a loss of 1,509,651 (including net of the gain on extinguishment of convertible promissory notes) in the prior period ended June 30, 2022. The increase is primarily due to an increase in principal for certain convertible promissory notes due to an amendment and defaults along with the impact of default interest accruing at 24% per annum. In addition, during the six-month period ended June 30, 2023, the Company recorded a loss of $74,359 on the conversions of a convertible promissory note. Overall, the other expense increased by $744,843.

As at June 30, 2023, the Company had a working capital deficit of $24,380,581 (December 31, 2022-$21,580,552), incurred a net loss of $3,981,950 (June 30, 2022-$5,091,895) for the six months ended June 30, 2023 and had an accumulated deficit of $34,327,147 (December 31, 2022-$30,345,197) and expects to incur further losses in the development of its business.

These factors cast substantial doubt as to the Company's ability to continue as a going concern, which is dependent upon its ability to obtain the necessary financing to further the development of its business, satisfy its obligations to its creditors and upon achieving profitable operations. There is no assurance of funding being available or available on acceptable terms. Realization values may be substantially different from carrying values as shown.

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

Stock-based compensation

The Company records compensation costs related to stock-based awards in accordance with ASC 718, Compensation-Stock Compensation, whereby the Company measures stock-based compensation cost at the grant date based on the estimated fair value of the award. Compensation cost is recognized on a straight-line basis over the requisite service period of the award. Where necessary, the Company utilizes the Black-Scholes option-pricing model to estimate the fair value of stock options granted, which requires the input of highly subjective assumptions including: the expected option life, the risk-free rate, the dividend yield, the volatility of the Company's stock price and an assumption for employee forfeitures. The risk-free rate is based on the U.S. Treasury bill rate at the date of the grant with maturity dates approximately equal to the expected term of the option. The Company has not historically issued any dividends and does not expect to in the near future. Changes in any of these subjective input assumptions can materially affect the fair value estimates and the resulting stock- based compensation recognized. The Company has not issued any stock options and has no stock options outstanding at June 30, 2023 and as of the date of the filing of this document.

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

EQUITY

As at June 30, 2023, the Company had 121,327,800 common shares issued and outstanding. As at August 14, 2023, the Company had 122,684,791 common shares issued and outstanding.

STOCK OPTIONS, WARRANTS AND RESTRICTED STOCK UNITS

The Company has no stock options, warrants or restricted stock units outstanding as at June 30, 2023 and as of the date of the filing of this document.

RELATED PARTY TRANSACTIONS

For three and six-month periods ended June 30, 2022, the Company incurred $89,376 (C$120,000) and $178,104 (C$240,000) (2022-$94,008; C$120,000 and $188,784; C$240,000) respectively, in management fees expense with Travellers International Inc. ("Travellers"), an Ontario company controlled by a director and the president and chief executive officer (the "CEO"); and $27,930 (C$37,500) and $55,658 (C$75,000) (2022-$23,503; C$30,000 and $47,196; C$60,000) respectively, in management fees expense with the Company's chief financial officer (the "CFO"). As at June 30, 2023, unpaid remuneration and unpaid expenses in the amount of $350,358 (C$463,865) (December 31, 2022-$161,790; C$219,138) is included in accounts payable and $81,022 (C$107,271) (December 31, 2022-$22,705; C$30,753) is included in accrued liabilities in the interim condensed consolidated balance sheets.

During the three and six-month periods ended June 30, 2023, the CEO converted outstanding loans of $278,845 (C$372,483) and $278,845 (C$372,483) (2022-$nil; C$nil and $nil; C$nil) respectively, for 1,167,371 (2022-nil) common shares of the Company, at prices ranging from $0.2076 to $0.3250 based on the closing trading price on the day prior to each conversion.

For the three and six-month periods ended June 30, 2023, the Company incurred $26,504 (C$35,594) and $50,838 (C$68,505) (2022-$38,296; C$48,806 and $61,802; C$78,568) respectively, in rent expense paid under a lease arrangement with Haute Inc. ("Haute"), an Ontario company controlled by the CEO.

In addition, during the three and six-month periods ended June 30, 2023, the Company paid the CFO interest of $nil (C$nil) and $nil (C$nil) (2022-$nil; C$nil and $502; C$638) respectively, on loans totaling $nil (C$nil) (2022-$29,211 (C$36,000) respectively, provided to the Company and repaid during the three month period ended March 31, 2022.

For the independent directors, the Company recorded directors' compensation during the three and six-month periods ended June 30, 2023 of $18,611 (C$25,000) and $34,580 (C$46,597) (2022-$14,689; C$18,750 and $29,498; C$37,500) respectively. In addition, on February 18, 2023 a new independent director was appointed, and he was awarded 100,000 common shares of the Company on March 1, 2023 valued at $21,000 based on the closing trading price on the appointed date and included under stock-based compensation in the interim condensed consolidated statements of operations and comprehensive loss. Further, the new director provided the Company funds of $101,039 (C$134,483) for a private placement in exchange for 310,888 common shares of the Company priced at $0.3250 per share.

As at June 30, 2023, outstanding directors' compensation of $159,212 (C$210,793) (December 31, 2022-$121,226; C$164,196) is included in accrued liabilities, in the interim condensed consolidated balance sheets.

Pursuant to the terms of the CEO's Consulting Agreement, for his services as the CEO, the compensation is at a rate of $29,684 (C$40,000) per month for twelve (12) months, beginning on the Effective Date, January 1, 2023, and at a rate of $37,105 (C$50,000) per month for twelve (12) months, beginning January 1, 2024. In addition, the Company agreed to grant the CEO 3,000,000 restricted shares of the Company's Common Stock, par value of $0.0001 per share (the "Common Stock") on the Effective Date. The Company has also agreed to reimburse the CEO for certain out-of-pocket expenses incurred by the CEO.

Pursuant to the terms of the CFO's Consulting Agreement for his services as the CFO, the compensation is at a rate of $9,276 (C$12,500) per month for twelve (12) months, beginning on the Effective Date, January 1, 2023. In addition, the Company agreed to grant the CFO 100,000 restricted shares of the Company's Common Stock, par value of $0.0001 per share (the "Common Stock") on the Effective Date. The Company has also agreed to reimburse the CFO for certain out-of-pocket expenses incurred by the CFO.

Furthermore, for the three and six-month periods ended June 30, 2023, the Company recognized management stock-based compensation expense of $57,600 and $115,200 (2022-$60,113 and $120,226) respectively, on the common stock issued to the CEO and the CFO, 3,000,000 and 100,000 common stock, respectively, as stipulated in their executive consulting agreements, effective January 1, 2023 valued at the trading price on the Effective Date. The total stock-based compensation on the issuance of the common stock totaled $446,400 (2022-$240,450). The portion to be expensed for the balance of the consulting agreements, $331,200 (2022-$120,224) is included in prepaid expenses and deposits in the interim condensed consolidated balance sheets.

On July 19, 2023, $34,269 (C$45,200) of accounts payable owing to Travellers was converted for 131,297 common shares of the Company at a conversion price of $0.261 per share, based on the closing trading price on the previous day.

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

Changes in Internal Control over Financial Reporting

During the six-month period ended June30, 2023, there were no changes made by management to its internal controls over financial reporting.

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

The Company has a claim against it for unpaid legal fees in the amount of $49,277 (C$65,241). The amount is included in accounts payable on the Company's interim condensed consolidated balance sheets.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the six-month period ended June 30, 2023, the Company issued:

(i) 500,000 common shares for proceeds previously received.

(ii) 3,000,000 common shares issued to the CEO as stipulated in his 2023 executive consulting agreement and 100,000 common shares issued to the CFO as stipulated in his 2023 executive consulting agreement.

(iii) 1,650,709 common shares issued on the conversion of a convertible promissory note to equity.

(iv) 1,040,000 common shares were issued for professional services.

(v) 20,000 common shares issued to an employee.

(vi) 100,000 common shares were issued to a new director.

(vii) 310,888 common shares issued on a private placement.

(viii) 1,167,371 of common shares issued on the conversion of related party debt.

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

SUSGLOBAL ENERGY CORP.

August 14, 2023	By:	/s/ Marc Hazout
Marc Hazout
Executive Chairman, President and Chief Executive Officer

August 14, 2023	By:	/s/ Ike Makrimichalos
Ike Makrimichalos
Chief Financial Officer (Principal Financial and Accounting Officer)

