Form 10-Q
period 2023-09-30
SusGlobal Energy Corp.
filed 2023-11-14
CIK 1652539

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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
Yes [  ]   No [X]

The number of shares of the registrant's common stock outstanding as of November 14, 2023, was 124,783,286 shares.

SusGlobal Energy Corp.

INDEX TO FORM 10-Q

For the Three and Nine-Month Periods Ended September 30, 2023 and 2022

SUSGLOBAL ENERGY CORP.

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023 and 2022

(Expressed in United States Dollars)

(unaudited)

SusGlobal Energy Corp.

Interim Condensed Consolidated Balance Sheets

As at September 30, 2023 and December 31, 2022

(Expressed in United States Dollars)

(unaudited)

	September 30,	December 31,
	2023	2022
ASSETS
Current Assets
Cash	$6,431	$42,900
Funds held in trust (note 6)	924,500	-
Trade receivables	111,582	69,193
Government remittances receivable	5,080	6,983
Inventory	42,889	58,695
Prepaid expenses and deposits	687,187	580,852
Total Current Assets	1,777,669	758,623

Long-lived Assets, net (note 7)	8,822,265	9,107,152
Long-Term Assets	8,822,265	9,107,152
Total Assets	$10,599,934	$9,865,775
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
Accounts payable (note 8)	$3,871,418	$3,475,691
Government remittances payable	453,492	371,587
Accrued liabilities (notes 8, 9, 10 and 13)	1,983,650	1,781,258
Current portion of long-term debt (note 9)	9,994,265	8,816,931
Current portion of obligations under capital lease (note 10)	83,950	57,275
Convertible promissory notes (note 11)	9,756,700	7,796,433
Loans payable to related parties (note 13)	59,941	40,000
Total Current Liabilities	26,203,416	22,339,175
Long-term debt (note 9)	-	52,495
Obligations under capital lease (note 10)	-	64,483
Total Long-term Liabilities	-	116,978
Total Liabilities	26,203,416	22,456,153

Stockholders' Deficiency
Preferred stock, $.0001 par value, 10,000,000 authorized, none issued and outstanding Common stock, $.0001 par value, 150,000,000 authorized, 124,783,286 (2022- 113,438,832) shares issued and outstanding (note 14)	12,482	11,348
Additional paid-in capital	19,473,057	17,152,018
Shares to be issued	60,100	213,600
Accumulated deficit	(35,520,256)	(30,345,197)
Accumulated other comprehensive income	371,135	377,853

Stockholders' deficiency	(15,603,482)	(12,590,378)

Total Liabilities and Stockholders' Deficiency	$10,599,934	$9,865,775

Going concern (note 2)
Commitments (note 15)
Subsequent events (note 19)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SusGlobal Energy Corp.

Interim Condensed Consolidated Statements of Operations and Comprehensive Loss

For the three and nine-month periods ended September 30, 2023 and 2022

(Expressed in United States Dollars)

(unaudited)

	For the three-month periods ended		For the Nine-month periods ended
	September 30, 2023	September 30,2022	September 30, 2023	September 30, 2022
Revenue	$186,901	$297,202	$505,075	$551,815

Cost of Sales
Opening inventory	64,578	19,555	58,695	20,582
Depreciation (note 7)	87,528	112,731	301,467	344,196
Direct wages and benefits	36,459	52,860	111,984	158,356
Equipment rental, delivery, fuel and repairs and maintenance	14,723	365,975	55,569	477,128
Utilities	32,721	(7,760)	89,578	35,410
Outside contractors	-	535	-	26,018
	236,009	543,896	617,293	1,061,690
Less: closing inventory	(42,889)	(48,154)	(42,889)	(48,154)
Total cost of sales	193,120	495,742	574,404	1,013,536

Gross loss	(6,219)	(198,540)	(69,329)	(461,721)
Operating expenses
Management compensation-stock-based compensation (notes 8 and 14)	57,600	60,113	172,800	180,339
Management compensation-fees (note 8)	117,401	115,175	351,162	350,910
Marketing	923	(250)	122,098	1,003,959
Professional fees	103,930	190,653	286,723	812,738
Interest expense (notes 8, 9, 10 and 13)	140,161	208,537	499,222	589,488
Office and administration (note 7)	56,567	67,377	176,120	259,193
Rent and occupancy (note 8)	58,385	54,586	161,127	171,177
Insurance	10,974	12,867	33,167	76,304
Filing fees	8,562	9,699	31,852	71,242
Amortization of financing costs	26,901	27,752	72,296	94,916
Directors' compensation (note 8)	18,631	14,366	53,211	43,864
Stock-based compensation (note 14)	254,724	659,050	785,149	955,837
Repairs and maintenance	1,015	2,386	22,636	(8,773)
Foreign exchange loss (income)	214,406	378,510	(33,037)	518,690
Total operating expenses	1,070,180	1,800,821	2,734,526	5,119,884
Net loss from operating activities	(1,076,399)	(1,999,361)	(2,803,855)	(5,581,605)
Other expenses (note 16)	(116,710)	(1,697,619)	(2,371,204)	(3,207,270)
Net loss	(1,193,109)	(3,696,980)	(5,175,059)	(8,788,875)
Other comprehensive loss		-		-
Foreign exchange income (loss)	327,961	652,484	(6,718)	819,813

Comprehensive loss	$(865,148)	$(3,044,496)	$(5,181,777)	$(7,969,062)
Net loss per share-basic and diluted	$(0.01)	$(0.04)	$(0.04)	$(0.09)
Weighted average number of common shares outstanding- basic and diluted	122,972,355	105,189,849	120,391,943	100,335,858

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SusGlobal Energy Corp.

Interim Condensed Consolidated Statements of Changes in Stockholders' Deficiency

For the three and nine-month periods ended September 30, 2023 and 2022

(Expressed in United States Dollars)

(unaudited)

	Number of Shares	Common Shares	Additional Paid- in Capital	Shares to be Issued	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Stockholders' Deficiency

Balance-December 31, 2022	113,438,832	$11,348	$17,152,018	$213,600	$(30,345,197)	$377,853	$(12,590,378)
Shares issued for proceeds previously received	500,000	50	153,450	(153,500)	-	-	-
Shares issued to officers	3,100,000	310	446,090	-	-	-	446,400
Shares issued to employee	20,000	2	2,878				2,880
Shares issued to director	100,000	10	20,990				21,000
Shares issued on conversion of debt to equity	1,049,413	105	220,049	-	-	-	220,154
Shares issued for professional services	410,000	41	63,439	-	-	-	63,480
Other comprehensive loss	-	-	-	-	-	(6,634)	(6,634)
Net loss	-	-	-	-	(1,035,172)	-	(1,035,172)
Balance-March 31, 2023	118,618,245	$11,866	$18,058,914	$60,100	$(31,380,369)	$371,219	$(12,878,270)
Shares issued on conversion of debt	601,296	60	153,786	-	-	-	153,846
Shares issued on conversion of related party accounts payable and debt	1,167,371	117	278,728	-	-	-	278,845
Shares issued on private placement	310,888	31	101,008	-	-	-	101,039
Shares issued for professional services	630,000	63	139,102	-	-	-	139,165
Shares yet to be issued on private placement received	-	-	-	128,248	-		128,248
Other comprehensive loss	-	-	-	-	-	(328,045)	(328,045)
Net Loss	-	-	-	-	(2,946,778)	-	(2,946,778)
Balance-June 30, 2023	121,327,800	12,137	18,731,538	188,348	(34,327,147)	43,174	(15,351,950)
Shares issued for proceeds previously received	531,250	53	128,195	(128,248)	-	-	-
Shares issued on conversion of related party debt and accounts payable	1,254,792	125	233,433	-	-	-	233,558
Shares issued on private placement	694,444	69	151,615	-	-	-	151,684
Shares issued for professional services	750,000	75	194,175	-	-	-	194,250
Shares issued for other services	225,000	23	34,101	-	-	-	34,124
Other comprehensive loss	-	-	-	-	-	327,961	327,961
Net loss	-	-	-	-	(1,193,109)	-	(1,193,109)
Balance-September 30, 2023	124,783,286	12,482	19,473,057	60,100	(35,520,256)	371,135	(15,603,482)

Balance-December 31, 2021	92,983,547	$9,302	$11,272,599	$59,640	$(18,334,649)	$(335,960)	$(7,329,068)
Shares issued for proceeds previously received	230,000	23	48,967	(48,990)	-	-	-
Shares issued to officers	1,050,000	105	240,345	-	-	-	240,450
Shares issued to employee	10,000	1	1,989	-	-	-	1,990
Shares issued for professional services	895,000	90	223,820		-	-	223,910
Shares issued on conversion of debt to equity	2,000,000	200	463,662		-	-	463,862
Shares issued on private placement	40,000	4	16,556		-	-	16,560
Shares yet to be issued	-	-	-	29,450	-	-	29,450
Other comprehensive income	-	-	-	-	-	(142,524)	(142,524)
Net loss	-	-	-	-	(2,863,226)	-	(2,863,226)
Balance-March 31, 2022	97,208,547	$9,725	$12,267,938	$40,100	$(21,197,875)	$(478,484)	$(9,358,596)
Shares issued on private placement	1,404,041	140	427,860	-	-	-	428,000
Shares issued on issuance of debt on extinguishment of existing debt	3,975,211	398	1,590,847	-	-	-	1,591,245
Shares yet to be issued	-	-	-	20,000	-	-	20,000
Shares yet to be issued on extinguishment of existing debt	-	-	-	61,470	-	-	61,470
Other comprehensive loss	-	-	-	-	-	309,853	309,853
Net Loss	-	-	-	-	(2,228,669)	-	(2,228,669)

SusGlobal Energy Corp.

Interim Condensed Consolidated Statements of Changes in Stockholders' Deficiency

For the three and nine-month periods ended September 30, 2023 and 2022

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

SusGlobal Energy Corp.

Interim Condensed Consolidated Statements of Cash Flows

For the nine-month periods ended September 30, 2023 and 2022

(Expressed in United States Dollars)

(unaudited)

	For the nine-month period ended September 30, 2023	For the nine-month period ended September 30, 2022
Cash flows from operating activities
Net loss	$(5,175,059)	$(8,788,875)
Adjustments for:
Depreciation	302,388	345,163
Amortization of financing fees	72,296	94,916
Stock-based compensation	957,949	1,136,176
Loss on conversion of convertible promissory notes	74,359	-
Loss on revaluation of convertible promissory notes	2,296,845	7,232,090
Gain on extinguishment of convertible promissory notes	-	(4,274,820)
Changes in non-cash working capital:
Non-cash addition to convertible promissory notes on amendment		387,100
Trade receivables	(42,473)	(16,628)
Government remittances receivable	1,925	(41,581)
Other receivable	-	(150,094)
Inventory	15,986	(31,119)
Prepaid expenses and deposits	(235,374)	(169,383)
Accounts payable	626,652	2,866,933
Government remittances payable	81,646	89,758
Accrued liabilities	200,225	788,328
Net cash used in operating activities	(822,635)	(532,036)
Cash flows from investing activities
Purchase of long-lived assets	-	(1,894,619)
Net cash (used in) investing activities	-	(1,894,619)
Cash flows from financing activities
Advances of long-term debt	1,114,800	-
Repayment of long-term debt	(27,884)	(61,784)
Financing fee on long-term debt	(44,592)	-
Repayments of obligations under capital lease	(38,207)	(70,322)
Advances on convertible promissory notes	-	2,080,000
Repayment of convertible promissory notes.	-	(85,880)
Advances of loans payable to related parties	389,520	133,482
Repayment of loans payable to related parties	(92,725)	(48,660)
Proceeds on private placement	380,971	444,560
Subscription payable proceeds	-	-
Net cash provided by financing activities	1,681,883	2,391,396
Effect of exchange rate on cash	28,783	3,340
Increase (decrease) in cash	888,031	(31,919)
Cash and cash equivalents-beginning of period	42,900	36,033
Cash and cash equivalents and restricted cash-end of period	$930,931	$4,114
Supplemental Cash Flow Disclosure:
Interest paid	$322,785	$406,877
Supplemental Non-Cash Disclosure:
Common stock issued at fair value for conversion of debt, plus accrued interest, and other fees	$374,000	$502,324
Common stock issued at fair value on extinguishment of existing debt	-	1,591,245
Common stock yet to be issued on extinguishment of existing debt	-	61,470
Common stock issued at fair value for conversion of related party debt and accounts payable	$512,403	$-
Share issued for prepaid services	$56,650	$-

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SusGlobal Energy Corp.

Notes to the Interim Condensed Consolidated Financial Statements

September 30, 2023 and 2022

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

The Company incurred a net loss of $5,175,059 (2022-$8,788,875) for the nine months ended September, 2023, and as at that date had a working capital deficit of $24,425,747 (December 31, 2022-$21,580,552) and an accumulated deficit of $35,520,256 (December 31, 2022-$30,345,197) and expects to incur further losses in the development of its business.

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
September 30, 2023 and 2022
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

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
September 30, 2023 and 2022
(Expressed in United States Dollars)
(unaudited)

5. Financial Instruments, (continued)

The Company is exposed to significant interest rate risk on the current portion of its long-term debt of $3,909,422 (C$5,285,860) (December 31,2022-$7,285,747; C$9,868,274).

Credit risk is the risk of loss associated with a counterparty's inability to perform its payment obligations. As at September 30, 2023, the Company's credit risk is primarily attributable to cash and trade receivables. As at September 30, 2023, the Company's cash was held with reputable Canadian chartered banks and a United States of America bank.

With regards to credit risk with customers, the customers' credit evaluation is reviewed by management and account monitoring procedures are used to minimize the risk of loss. The Company believes that no additional credit risk beyond amounts provided for by the allowance for doubtful accounts is inherent in accounts receivable. As at September 30, 2023, the allowance for doubtful accounts was $nil (C$nil) (December 31, 2022-$nil; C$nil).

As at September 30, 2023, the Company is exposed to concentration risk as it had five customers (December 31, 2022-four customers) representing greater than 5% of total trade receivables and five customers (December 31, 2022-four customers) represented 98% (December 31, 2022-90%) of trade receivables. The Company had certain customers whose revenue individually represented 10% or more of the Company's total revenue. These customers accounted for 93% (37%, 31%, 13% and 12%) (September 30, 2022-85%; 36%, 24%, 13% and 12%) of total revenue.

Certain of the prior period's comparative figures have been reclassified to conform to the current year's presentation. The reclassification on the interim condensed consolidated statement of operations and comprehensive loss for the sale of carbon credits from other expenses to revenue.

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

Currency Risk

Although the Company's functional currency is the C$, the Company realizes a portion of its expenses in United States Dollars ("$"). Consequently, certain assets and liabilities are exposed to foreign currency fluctuations. As at September 30, 2023, $352,299 (December 31, 2022-$80,843) of the Company's net monetary liabilities were denominated in $. The Company has not entered into any hedging transactions to reduce the exposure to currency risk.

6. Funds Held in Trust

The Funds held in trust at September 30, 2023, in the amount of $924,500 (C$1,250,000), relate to a full and final mutual release of all obligations owing to PACE, including accrued interest, in exchange for an amount of $924,500 (C$1,250,000). The funds are held in escrow by the Company's Canadian legal counsel. The funds will be released to PACE once the letter of credit, in the amount of $204,744 (C$276,831) is released by the Ministry of the Environment, Conservation and Parks (the "MECP") to PACE and the Company replaces with the new letter of credit in the amount of $471,596 (C$637,637). Immediately prior to this full and final mutual release, the amounts owing to PACE, included in the interim condensed consolidated balance sheets, include $3,452,655 (C$4,668,274) disclosed under long-term debt and accrued interest of $391,785 (C$529,725) disclosed under accrued liabilities. The Company raised the funds by securing a 2nd. mortgage on March 1, 2023, in the amount of $1,109,400 (C$1,500,000) prior to disbursements of $184,900 (C$250,000), on its Belleville, Ontario Canada property.

Refer also to subsequent events, note 19(b).

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
September 30, 2023 and 2022
(Expressed in United States Dollars)
(unaudited)

7. Long-lived Assets, net

		September 30,		December 31,
		2023		2022
	Cost	Accumulated depreciation	Net book value	Net book value

Land	$3,169,512	$-	$3,169,512	$3,163,941
Property under construction	3,554,896	-	3,554,896	3,548,648
Composting buildings	2,242,555	805,110	1,437,445	1,535,656
Gore cover system	1,041,373	604,265	437,108	514,306
Driveway and paving	342,805	165,689	177,116	197,336
Machinery and equipment	107,288	103,342	3,946	28,036
Equipment under capital lease	288,185	288,185	-	39,574
Signage	6,113	4,578	1,535	2,447
Automotive equipment	162,829	122,122	40,707	77,208
	$10,915,556	$2,093,291	$8,822,265	$9,107,152

Depreciation for the three and nine-month periods ended September 30, 2023, is disclosed in cost of sales in the amount of $87,528 (C$117,344) and $301,467 (C$405,633) (2022-$112,731; C$144,564 and $344,196; C$441,390) respectively and in office and administration in the amount of $307 (C$413) and $921 (C$1,240) (2022-$325; C$413 and $967; C$1,240) respectively, in the interim condensed consolidated statements of operations and comprehensive loss.

8. Related Party Transactions

For three and nine-month periods ended September 30, 2023, the Company incurred $89,449 (C$120,000) and $267,552 (C$360,000) (2022-$92,189; C$120,000 and $280,728; C$360,000) respectively, in management fees expense with Travellers International Inc. ("Travellers"), an Ontario company controlled by a director and the president and chief executive officer (the "CEO"); and $27,952 (C$37,500) and $83,610 (C$112,500) (2022-$22,986; C$30,000 and $70,182; C$90,000) respectively, in management fees expense with the Company's chief financial officer (the "CFO"). As at September 30, 2023, unpaid remuneration and unpaid expenses in the amount of $204,728 (C$276,809) (December 31, 2022-$161,790; C$219,138) is included in accounts payable and $107,634 (C$145,530) (December 31, 2022-$22,705; C$30,753) is included in accrued liabilities in the interim condensed consolidated balance sheets.

During the three and nine-month periods ended September 30, 2023, Travellers converted $233,558 (C$316,400) and $512,403 (C$688,883) (2022-$nil; C$nil and $nil; C$nil) respectively, in outstanding loans and outstanding accounts payable for 1,254,792 and 2,422,163 (2022-nil and nil) respectively, common shares of the Company, based on closing trading prices on the day prior to each conversion.

For the three and nine-month periods ended September 30, 2023, the Company incurred $30,014 (C$40,046) and $80,452 (C$108,251) (2022-$27,728; C$36,244 and $89,530; C$114,812) respectively, in rent expense paid under a lease arrangement with Haute Inc. ("Haute"), an Ontario company controlled by the CEO.

In addition, during the three and nine-month periods ended September 30, 2023, the Company paid the CFO interest of $nil (C$nil) and $nil (C$nil) (2022-$nil; C$nil and $526; C$674) respectively, on loans totaling $nil (C$nil) (2022-$29,211 (C$36,000) respectively, provided to the Company and repaid during the three month period ended March 31, 2022.

For the independent directors, the Company recorded directors' compensation during the three and nine-month periods ended September 30, 2023 of $18,631 (C$25,000) and $53,211 (C$71,597) (2022-$14,366; C$18,750 and $43,864; C$56,250) respectively. In addition, on February 18, 2023 a new independent director was appointed and was awarded 100,000 common shares of the Company on March 1, 2023 valued at $21,000 based on the closing trading price on the appointed date and included under stock-based compensation in the interim condensed consolidated statements of operations and comprehensive loss. Further, the new independent director provided the Company funds of $101,039 (C$134,483) for a private placement in exchange for 310,888 common shares of the Company priced at $0.3250 per share.

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
September 30, 2023 and 2022
(Expressed in United States Dollars)
(unaudited)

8. Related Party Transactions, (continued)

As at September 30, 2023, outstanding directors' compensation of $174,393 (C$235,793) (December 31, 2022-$121,226; C$164,196) is included in accrued liabilities, in the interim condensed consolidated balance sheets.

Pursuant to the terms of the CEO's Consulting Agreement, for his services as the CEO, the compensation is at a rate of $29,728 (C$40,000) per month for twelve (12) months, beginning on the Effective Date, January 1, 2023, and at a rate of $37,160 (C$50,000) per month for twelve (12) months, beginning January 1, 2024. In addition, the Company agreed to grant the CEO 3,000,000 restricted shares of the Company's Common Stock, par value of $0.0001 per share (the "Common Stock") on the Effective Date. The Company has also agreed to reimburse the CEO for certain out-of-pocket expenses incurred by the CEO.

Pursuant to the terms of the CFO's Consulting Agreement for his services as the CFO, the compensation is at a rate of $9,290 (C$12,500) per month for twelve (12) months, beginning on the Effective Date, January 1, 2023. In addition, the Company agreed to grant the CFO 100,000 restricted shares of the Company's Common Stock, par value of $0.0001 per share (the "Common Stock") on the Effective Date. The Company has also agreed to reimburse the CFO for certain out-of-pocket expenses incurred by the CFO.

Furthermore, for the three and nine-month periods ended September 30, 2023, the Company recognized management stock-based compensation expense of $57,600 and $172,800 (2022-$60,113 and $180,339) respectively, on the common stock issued to the CEO and the CFO, 3,000,000 and 100,000 common stock, respectively, as stipulated in their executive consulting agreements, effective January 1, 2023 valued at the trading price on the Effective Date. The total stock-based compensation on the issuance of the common stock totaled $446,400 (2022-$240,450). The portion to be expensed for the balance of the consulting agreements, $273,600 (2022-$60,111) is included in prepaid expenses and deposits in the interim condensed consolidated balance sheets.

9. Long-Term Debt

		September 30, 2023	December 31, 2022
(a)	PACE Credit Facility-see below	$697,199	$695,974
(b)	PACE Credit Facility-see below	389,874	389,188
(c)	PACE Corporate Term Loan-see below	2,365,582	2,361,424
(d)i.)	Mortgage Payable-due December 1, 2023	3,835,462	3,782,751
(d)ii.)	Mortgage Payable-due August 17, 2023	1,479,200	1,476,600
(d)iii.)	Mortgage Payable-due March 1, 2024	1,090,920	-
(e)	Canada Emergency Business Account-Due December 31, 2023	73,960	73,830
(f)	Corporate Term Loan-Due April 7, 2025	62,068	89,659
		9,994,265	8,869,426
Current portion		(9,994,265)	(8,816,931)
Long-Term portion		$-	$52,495

As disclosed under funds held in trust, note 6, the Company and PACE finalized a full and final mutual release of all obligations owing to PACE, including accrued interest, in exchange for an amount of $924,500 (C$1,250,000). The funds are being held in escrow by the Company's Canadian legal counsel. The funds will be released to PACE once the letter of credit, in the amount of $204,744 (C$276,831) is released by the MECP to PACE and the Company replaces with the new letter of credit in the amount of $471,596 (C$637,637). Immediately prior to this full and final release, the amounts owing to PACE, included above under a), b) and c) totaled $3,452,655 (C$4,668,274).

Refer also to going concern, note 2 and subsequent events, note 19(b).

The PACE long-term debt was initially payable as noted below:

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
September 30, 2023 and 2022
(Expressed in United States Dollars)
(unaudited)

9. Long-Term Debt, (continued)

(a)  The credit facility bore interest at the PACE base rate of 7.00% plus 1.25% per annum or 12.50% prior to the full and final mutual release, was payable in monthly blended installments of principal and interest of $6,482 (C$8,764) and matured on September 2, 2022. The first and only advance on the credit facility on February 2, 2017, in the amount of $1,183,360 (C$1,600,000), is secured by a business loan general security agreement, a $1,183,360 (C$1,600,000) personal guarantee from the CEO and a charge against the Haute leased premises. Also pledged as security are the shares of the wholly-owned subsidiaries, and a limited recourse guarantee against each of these parties. On April 3, 2020, the pledged shares were delivered by PACE and are currently held as security for the personal guarantee from the CEO and charge against the Haute leased premises. The credit facility was fully open for prepayment at any time without notice or bonus.

(b) The credit facility advanced on June 15, 2017, in the amount of $443,760 (C$600,000), bore interest at the PACE base of 7.00% plus 1.25% per annum or 12.50% prior to the full and final mutual release, was payable in monthly blended installments of principal and interest of $3,625 (C$4,901), and matured on September 2, 2022. The credit facility is secured by a variable rate business loan agreement on the same terms, conditions and security as noted above.

(c) The corporate term loan advanced on September 13, 2017, in the amount of $2,754,379 (C$3,724,147), bore interest at PACE base rate of 7.00% plus 1.25% per annum or 12.50% prior to the full and final mutual release, was payable in monthly blended installments of principal and interest of $21,974 (C$29,711), and matures September 13, 2022. The corporate term loan is secured by a business loan general security agreement representing a floating charge over the assets and undertakings of the Company, a first priority charge under a registered debenture and a lien registered under the Personal Property Security Act in the amount of $2,959,123 (C$4,000,978) against the assets including inventory, accounts receivable and equipment. The corporate term loan also included an assignment of existing contracts included in the asset purchase agreement.

For the three and nine-month periods ended September 30, 2023, $nil (C$nil) and $103,371 (C$139,089) (2022-$100,983; C$131,211 and $255,412; C$327,535) respectively, in interest was incurred on the PACE long-term debt. As at September 30, 2023, $391,785 (C$529,725) (December 31, 2022-$288,407; C$390,636) in accrued interest is included in accrued liabilities in the interim condensed consolidated balance sheets.

(d) i) The Company obtained a 1st mortgage provided by private lenders to finance the acquisition of the shares of 1684567 and to provide funds for additional financing needs, including additional lands, received in four tranches totaling $3,845,920 (C$5,200,000) (December 31, 2022-$3,839,160; C$5,200,000). The fourth tranche was received on August 13, 2021 in the amount of $1,405,240 (C$1,900,000) and a portion of this fourth tranche, $1,371,169 (C$1,853,933), was used to fund a portion of the purchase of the Hamilton Property, described under long-lived assets, net (note 7). The 1st mortgage is repayable interest only on a monthly basis at an annual rate of the higher of the Royal Bank of Canada's prime rate plus 6.05% per annum (currently 13.25%) and 10% per annum with a maturity date of December 1, 2023. The Company continues to be charged at the rate of 10% per annum. The 1st mortgage payable is secured by the shares held of 1684567, a 1st mortgage on the premises located at 704 Phillipston Road, Roslin, Ontario, Canada and a general assignment of rents.

Financing fees on the 1st mortgage totaled $298,369 (C$403,419). In addition, as at September 30, 2023 there is $10,458 (C$14,140) (December 31, 2022-$56,409; C$76,404) of unamortized financing fees included in long-term debt in the interim condensed consolidated balance sheets.

ii) On August 17,2021, the Company obtained a vendor take-back 1st mortgage in the amount of $1,479,200 (C$2,000,000), on the purchase of the Hamilton Property, described under long-lived assets, net (note 7). The 1st mortgage bears interest at an annual rate of 2% per annum, repayable monthly interest only with a maturity date of August 17, 2023, secured by the assets on the Hamilton Property. Management has been in discussions with the mortgagee to extend the maturity date.

iii) On March 1, 2023, the Company obtained a 2nd mortgage in the amount of $1,109,400 (C$1,500,000) bearing interest at the annual rate of 12%, repayable monthly, interest only with a maturity date of March 1, 2024, secured as noted under (d) i) above. The Company incurred financing fees of $44,376 (C$60,000). As at September 30, 2023 $10,577 (C$14,301) (December 31, 2022-$31,555; C$42,740) of accrued interest is included in accrued liabilities in the interim condensed consolidated balance sheets. In addition, as at September 30, 2023 there is $18,480 (C$24,986) of unamortized financing fees included in long-term debt in the interim condensed consolidated balance sheets.

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
September 30, 2023 and 2022
(Expressed in United States Dollars)
(unaudited)

9. Long-Term Debt, (continued)

For the three and nine-month periods ended September 30, 2023, $138,015 (C$185,000) and $388,605 (C$522,833) (2022-$104,681; C$136,682 and $324,937; C$416,692) respectively, in interest was incurred on the mortgages payable. As at September 30, 2023 $43,599 (C$58,950) (December 31, 2022- $31,555; C$42,740) in accrued interest is included in accrued liabilities in the interim condensed consolidated balance sheets.

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

The Company has received a total of $73,960 (C$100,000) under this program, from its Canadian chartered bank.

Under the initial term date of the loans, which is detailed in the CEBA term loan agreements, the amount is due on December 31, 2022 and is interest-free. If the loans are not repaid by December 31, 2022, the Company can make payments, interest only, on a monthly basis at an annual rate of 5%, under the extended term date, beginning January 1, 2023, maturing December 31, 2025.

The CEBA term loan agreements were amended by extending the interest free repayment date by one year to December 31, 2023 (subsequently extended to January 18, 2024). If paid by December 31, 2023, 33.33% ($25,176; C$33,333), previously 25%, of the loans would be forgiven. Repayment terms on the extended period are unchanged.

The CEBA term loan agreements contain a number of positive and negative covenants, for which the Company is not in full compliance.

(f) On April 8, 2021, the Company took delivery of a truck and hauling trailer for a total purchase price of $161,483 (C$218,338) plus applicable harmonized sales taxes. The purchase was financed by a bank term loan of $147,920 (C$200,000), over a forty-eight-month term, bearing interest at 4.95% per annum with monthly blended instalments of principal and interest payments of $3,625 (C$4,901) due April 7, 2025.

For the three and nine-month periods ended September 30, 2023, $823 (C$1,103) and $2,794 (C$3,760) (2022- $1,312; C$1,716 and $4,342; C$5,568) in interest was incurred.

As a result of the Company being in default on its obligations for its convertible promissory notes, the obligations under this bank term loan are disclosed as a current obligation.

10. Obligations under Capital Lease

			September 30, 2023	December 31, 2022
	(a)	(b)	Total	Total
Obligations under Capital Lease	$-	$83,950	$83,950	$121,758
Less: current portion		(83,950)	(83,950)	(57,275)
Long-term portion	$-	$-	$-	$64,483

Refer also to going concern, note 2.

(a) The lease agreement for certain equipment for the Company's organic composting facility at a cost of $183,014 (C$247,450), is payable in monthly blended installments of principal and interest of $3,785 (C$5,118), plus applicable harmonized sales taxes for a period of forty-six months plus the first two monthly blended installments of $7,396 (C$10,000) plus applicable harmonized sales taxes and an option to purchase the equipment for a final payment of $18,253 (C$24,680) plus applicable harmonized sales taxes on February 27, 2022. The leasing agreement bears interest at the rate of 6.15% annually, compounded monthly, due January 27, 2022. The final payment was made on June 7, 2022.

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
September 30, 2023 and 2022
(Expressed in United States Dollars)
(unaudited)

10. Obligations under Capital Lease, (continued)

(b) The lease agreement for certain equipment for the Company's organic waste processing and composting facility at a cost of $288,185 (C$389,650), is payable in monthly blended installments of principal and interest of $5,068 (C$6,852), plus applicable harmonized sales taxes for a period of fifty-nine months plus an initial deposit of $14,385 (C$19,450) plus applicable harmonized sales taxes and an option to purchase the equipment for a final payment of a nominal amount of $74 (C$100) plus applicable harmonized sales taxes on February 27, 2025. The leasing agreement bears interest at the rate of 3.59% annually, compounded monthly, due February 27, 2025.

The lease liabilities are secured by the equipment under capital lease as described under long-lived assets, net (note 7).

Minimum lease payments as per the original terms of the obligations under capital lease are as follows:

In the three-month period ending December 31, 2023	$20,272
In the year ending December 31, 2024	60,817
In the year ending December 31, 2025	5,142
86,231
Less: imputed interest	(2,281)
Total	$83,950

For the three and nine-month periods ended September 30, 2023, $785 (C$1,053) and $2,768 (C$3,725) (2022-$1,361; C$1,770 and $3,599; C$4,616) in interest was incurred.

As a result of the Company being in default on its obligations for its convertible promissory notes, the obligations under capital lease are disclosed as a current obligation.

11. Convertible Promissory Notes

		September 30, 2023	December 31, 2022

(a)	Convertible promissory notes-October 28 and 29, 2021	$2,251,696	$2,599,925
(b)	Convertible promissory notes-March 3 and 7, 2022	5,948,014	3,696,044
(c)	Convertible promissory note- June 23, 2022	1,556,990	1,500,464
		$9,756,700	$7,796,433

The convertible promissory notes are accounted for under the fair value option in the interim condensed consolidated balance sheets. The actual principal outstanding on the balance of the convertible promissory notes as at September 30, 2023 is $6,872,575 (December 31, 2022-$5,825,260), including accrued interest of $662,415 (2022-$nil).

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
September 30, 2023 and 2022
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
September 30, 2023 and 2022
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

During the three and nine-month periods ended September 30, 2023, the October 29, 2021 investor provided the Company with notices of conversion to convert in total $nil and $243,100 respectively, of his investor note having a fair value on conversion of $nil and $374,000 respectively, for nil and 1,650,709 respectively, of common shares of the Company. The conversion prices per share for the three and nine-month periods ended September 30, 2023 ranged from $nil to $nil and $0.1294 to $0.3400 respectively.

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
September 30, 2023 and 2022
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

As noted above, on June 8, 2023 the counsel for the March 2022 Investors provided the Company with a notice of default. This resulted in the principal balance of the March 2022 Investor Notes increasing in principal from $2,640,000 in total to $3,168,000, in total. In addition, interest is accruing at the rate of 24% per annum. As at September 30, 2023, accrued interest of $662,415 (2022-$nil) is included in the convertible promissory notes balance.

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
September 30, 2023 and 2022
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

Gains and losses attributable to changes in credit risk were insignificant during the three and nine-month periods ended September 30, 2023 and 2022. The Company recognized a loss of $nil (2022-$659,526) at the time of issuance of the convertible promissory notes and an additional loss of $117,710 and $2,296,845 (2022-$1,447,619 and $6,572,564) attributed to the change in fair value of the convertible promissory notes for the three and nine-month periods ended September 30, 2023. In addition, for the three and nine-month periods ended September 30, 2023, the Company recognized a gain on extinguishment of convertible promissory notes of $nil and $nil (2022-$nil and $4,274,820). Further, for the three and nine-month periods ended September 30, 2023, the Company incurred debt issuance costs of $nil and $nil (2022-$nil and $101,000) respectively, which were expensed as incurred.

12. Fair Value Measurement

The following table presents information about the Company's financial assets and liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation:

	Fair value as at September 30, 2023 and December 31, 2022 Using:
	Level 3	September 30, 2023	December 31, 2022
Assets:	$-	$-	$-
Liabilities:
Convertible promissory notes	9,756,700	9,756,700	7,796,433
	$9,756,700	$9,756,700	$7,796,433

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
September 30, 2023 and 2022
(Expressed in United States Dollars)
(unaudited)

12. Fair Value Measurement, (continued)

During each of the three and nine-month periods ended September 30, 2023 and 2022, there were no transfers between Level 1, Level 2, or Level 3. There were no financial assets or other liabilities measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022.

The following table summarizes the change in Level 3 financial instruments during the nine-month period ended September 30, 2023 and year ended December 31, 2022.

	September 30, 2023	December 31, 2022
Fair value at December 31, 2022	$7,796,433	$3,798,516
Fair value at issuance	-	2,159,526
Amendments	2,180,923	-
Conversions/repayments	(336,578)	(136,880)
Mark to market	115,922	7,663,844
Settlement	-	(5,688,573)
Fair value at September 30, 2023 and December 31, 2022	$9,756,700	$7,796,433

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

The fair value of the convertible promissory notes at issuance and at each reporting period was estimated based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The Company used a scenario-based binomial model to estimate the fair value of the convertible promissory notes. The model determines the fair value from a market participant's perspective by evaluating the payouts under hold, convert, or call decisions. The most significant estimates and assumptions used as inputs are those concerning type, timing and probability of specific scenario outcomes. Specifically, the Company assigned a probability of default, which would increase the required payout as described in note 11 and calculated the fair value under each scenario. At the issuance dates of the convertible promissory notes, the probability of default ("PD") was assumed to be 75% (2022-75%), except for those that were amended post maturity which were assumed to be 100%. The probability of default was determined in reference to a 1-year PD rate for a 'CCC+' rating at issuance, and a combination of 'CC' and 'CCC-' credit ratings at September 30, 2023 and December 31, 2022. Increasing (decreasing) the probability of default would result in a significantly higher (lower) fair value measurement.

Other significant unobservable inputs include the expected volatility, discount for lack of marketability and the credit spread. The expected volatility was based on the historical volatility over a look-back period that was consistent with the balance-remaining term of the instruments. A range of 138.4% to 161.4% was used for the expected volatility (2022-92% to 159%). The discount for lack of marketability was determined using a range of option pricing methodologies using the remaining restriction term corresponding to each instrument on the relevant valuation date. A range of 0% to 40% was used for the discount for lack of marketability. The credit spread was determined in reference to credit yields of companies with similar credit risk at the date of valuation. A premium of 10% was added to the credit spread as an instrument specific adjustment to reflect the Company's risk of default. A figure of 23.92% (2022-24.4% to 25.6%) was used for the credit spread.

Refer also to going concern, note 2.

13. Loans Payable to Related Parties

	September 30, 2023	December 31, 2022
Directors	$47,500	$40,000
Officers	12,441	-
Total	$59,941	$40,000

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
September 30, 2023 and 2022
(Expressed in United States Dollars)
(unaudited)

13. Loans Payable to Related Parties, (continued)

The loans owing to directors were received by the Company on June 6, 2022 and March 16, 2023, are unsecured, bearing interest at 5% per annum and due on demand.

During the three and nine-month periods ended September 30, 2023, $538 and $1,684 (2022-$548 and $679) respectively, in interest was incurred on the directors' loans. As at September 30, 2023, $2,839 (December 31, 2022-$1,088) of accrued interest is included in accrued liabilities in the interim condensed consolidated balance sheets.

The loans from the officers are non-interest bearing and due on demand.

14. Capital Stock

As at September 30, 2023, the Company had 150,000,000 common shares authorized with a par value of $.0001 per share and 124,783,286 (December 31, 2022-113,438,832) common shares issued and outstanding.

For the nine -month period ended September 30, 2023, the Company issued 1,650,709 (December 31, 2022-2,372,090) common shares on the conversion of a convertible promissory note having a fair value on conversion in the amount of $374,000 (December 31, 2022-$579,247) at conversion prices ranging from $0.1294 to $0.3400 (December 31, 2022- $0.1885 to $0.2339) per share. This resulted in a loss on conversion of $74,359 disclosed under other expenses, note 16.

In addition, the Company raised $380,971 (December 31, 2022-$907,760, net of share issue costs of $1,440), on a private placement for 1,536,582 (December 31, 2022-4,444,041) common shares at prices ranging from $0.2047 to $0.3250 (December 31, 2022-$0.154 to $0.45) per share, including a private placement to an independent director. Further, 1,790,000 (December 31, 2022-6,655,000) common shares of the Company were issued for professional services valued at $396,895 (December 31, 2022-$2,186,110), based on the closing trading prices on the effective dates of the consulting agreements. The portion relating to the nine-month period ended September 30, 2023, $396,895 (December 31, 2022-$2,092,230) is included in the amount disclosed as stock-based compensation in the interim condensed consolidated statements of operations and comprehensive loss and the balance, $nil (December 31, 2022-$374,531) is included in prepaid expenses and deposits in the interim condensed consolidated balance sheets. In addition, during the year ended December 31, 2022, 4,125,211 shares were issued on the issuance of debt on extinguishment of existing debt having a fair value on issuance of $1,652,715 and 1,616,667 common shares were issued on the extension of the maturity dates on convertible promissory notes having a fair value on issuance of $231,067. Further, on September 8, 2022, 241,502 common shares were returned to treasury.

During the nine-month period ended September 30, 2023, Travellers converted $512,403 (C$688,883) (December 31, 2022-$33,371; C$45,200 in outstanding accounts payable) in outstanding loans and outstanding accounts payable for 2,422,163 (December 31, 2022-193,778) common shares of the Company, based on closing trading prices on the day prior to each conversion.

On January 3, 2023, the Company issued 3,000,000 (January 2, 2022-1,000,000) common shares to the CEO and 100,000 (January 2, 2022-50,000) common shares to the CFO in connection with their executive consulting agreements, valued at $446,400 (December 31, 2022-$240,450), based on the closing trading price on the effective date of their executive consulting agreements. Included under management stock-based compensation in the interim condensed consolidated statements of operations and comprehensive loss for the three and nine-month periods ended September 30, 2023 is an amount of $57,600 and $172,800 (2022-$60,113 and $180,339) respectively. Also, on January 17, 2022 and March 22, 2022, the Company issued 230,000 common shares on proceeds previously received.

Furthermore, on January 3, 2023, the Company issued 20,000 (February 7, 2022-10,000) common shares to an employee valued at $2,880 (December 31, 2022-$1,990) based on the closing trading price on the date of issuance. Also, 100,000 common shares were issued on March 1, 2023 to a new director appointed on February 18, 2023, valued at $21,000, based on the closing trading price on the date appointed. Both amounts are disclosed as stock-based compensation in the interim condensed statements of operations and comprehensive loss. In addition, the Company issued 225,000 common shares for other services relating to satisfying certain outstanding interest expense on a first mortgage, valued at $34,124 (C$45,000) based on the closing trading price on issuance.

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
September 30, 2023 and 2022
(Expressed in United States Dollars)
(unaudited)

14. Capital Stock, (continued)

As at September 30, 2023, the Company recorded a balance of $60,100 (December 31, 2022-$213,600 for 750,000 shares to be issued relating to consulting agreements, of which 500,000 were issued on January 27, 2023, valued on the effective dates stipulated in the consulting agreements) for 250,000 shares to be issued relating to a consulting agreement with a service provider for professional services, valued on the effective dates stipulated in the consulting agreement. These professional services are included under stock-based compensation in the interim condensed consolidated statements of operations and comprehensive loss. During the three-month period ended March 31, 2023, the Company issued 500,000 (2022-230,000) common shares for proceeds previously received.

15. Commitments

a) Effective January 1, 2023, as stipulated in each of their respective executive consulting agreements, the CEO's monthly fee is $29,584 (C$40,000) for 2023 and $36,980 (C$50,000) for 2024 and for the CFO $9,245 (C$12,500). The future minimum commitment under these consulting agreements, is as follows:

For the three-month period ending December 31, 2023	$116,487
For the year ending December 31, 2024	443,760
$560,247

b) The Company has agreed to lease its office premises from Haute on a month-to-month basis, at the monthly rate of $6,656 (C$9,000). The Company is responsible for all expenses and outlays in connection with its occupancy of the leased premises, including, but not limited to utilities, realty taxes and maintenance.

c) Effective February 3, 2021, upon the successful completion of a Nasdaq listing, the Company has committed a payment of $300,000 to a consulting firm providing advisory and consulting services.

d) On November 5, 2021, the Company committed to the design and construction of its Hamilton, Ontario, Canada facility, including architectural and general consulting fees in the amount of $6,749,448 ($9,125,809).

e) On September 15, 2023, the Company signed a one-year marketing agreement with a consulting agency to provide various marketing services. As Compensation, the consulting agency received 750,000 common shares of the Company valued at $194,250, priced at the closing trading price on commencement of the agreement or $0.2590 per share. In addition, the consulting agency will receive as a fee, 10% of an annual marketing budget anticipated to be $1,000,000 annually, subject to a $15,000,000 equity financing by December 31, 2023.

f) Effective November 1, 2022, the Company acquired the exclusive rights to the use of a well-known athlete's name, endorsement and the like, for the purposes of advertisement, promotion and sale of the Company's products. In return, the Company issued 500,000 common shares of the Company and the individual's company is entitled to the following fees:

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

g) The Company was assigned the land lease on the purchase of certain assets of Astoria Organic Matters Ltd., and Astoria Organic Matters Canada LP. The land lease, which comprises 13.88 acres in Roslin, Ontario, Canada, has a term expiring March 31, 2034. The basic monthly rent on the net lease is $2,219 (C$3,000) and is subject to adjustment based on the consumer price index as published by Statistics Canada ("CPI"). To date, no adjustment for CPI has been charged. The Company is also responsible for any property taxes, maintenance, insurance and utilities. In addition, the Company has the right to extend the lease for five further terms of five years each and one further term of five years less one day. As the Company acquired the business of 1684567, the previous landlord, in 2019, there are no future commitments for this lease.

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
September 30, 2023 and 2022
(Expressed in United States Dollars)
(unaudited)

15. Commitments, (continued)

The Company is responsible through a special provision of the site plan agreement with the City of Belleville (the "City"), Ontario, Canada, that it is required to fund road maintenance required by the City through to September 30, 2025 at an annual rate of $7,396 (C$10,000).

The future minimum commitment is as follows:

For the three-month period ending December 31, 2023	$-
For the year ending December 31, 2024	7,396
For the year ending December 31, 2025	7,396
$14,792

h) PACE had provided the Company a letter of credit in favor of the MECP in the amount of $204,744 (C$276,831) and, as security, has registered a charge of lease over the organic waste processing and composting facility, located at 704 Phillipston Road, Roslin, Ontario, Canada. As noted under funds held in trust, note 6, the Company and PACE finalized a full and final release of all obligations owed to PACE The funds held in trust are being held in escrow with the Company's Canadian legal counsel and will be released to PACE once this current letter of credit is returned to PACE by the MECP. This will occur once the Company replaces this letter of credit with a new letter of credit in the amount of $471,596 ($C637,637). As security, PACE had registered a charge of lease over the premises, located at 704 Phillipston Road, Roslin, Ontario, Canada. The Company is required to provide for environmental remediation and clean-up costs for its organic waste processing and composting facility.

Refer also to subsequent events, note 19(b).

The letter of credit is a requirement of the MECP and is in connection with the financial assurance provided by the Company for it to be in compliance with the MECPs environmental objectives. The MECP regularly evaluates the Company's organic waste processing and composting facility to ensure compliance is adhered to and the letter of credit is subject to change by the MECP. As a result of audits conducted by the MECP in December of 2020, the Company has accrued estimated and actual costs for corrective measures as a result of the MECP's audits totaling $692,799 (C$936,721) (December 31, 2022-$676,635; C$904,287).

As at September 30, 2023, the MECP has not drawn on the letter of credit. The Company is in the process of obtaining a letter of credit for the new financial assurance with the MECP in the amount of $471,596 (C$637,637).

16. Other Expenses

	September 30, 2023	September 30, 2022
(a) Loss on conversion of convertible promissory note	$(74,359)	$-
(b) Loss on revaluation of convertible promissory notes	(2,296,845)	(7,232,090)
(c) Gain on extinguishment of convertible promissory notes	-	4,274,820
(d) Settlement payment	-	(250,000)
	$(2,371,204)	$(3,207,270)

(a) As described under convertible promissory notes, note 11(a), the loss is on five conversions of the October 29, 2021 investor note.

(b) Loss on revaluation of convertible promissory notes. Refer to note 11, convertible promissory notes.

(c) Gain on extinguishment of convertible promissory notes. Refer to note 11, convertible promissory notes.

(d) Accrued settlement payment for the release of services of a party for an underwriting offering dated March 23, 2022 and amended May 23, 2022.

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
September 30, 2023 and 2022
(Expressed in United States Dollars)
(unaudited)

17. Economic Dependence

The Company generated 95% and 93% of its revenue from four customers, during the three and nine-month periods ended September 30, 2023 (2022-93% and 85% from four customers) respectively.

18. Legal Proceedings

From time to time, the Company may become involved in litigation relating to claims arising from the ordinary course of business. Management believes that there are currently no claims or actions pending against us, the ultimate disposition of which would have a material adverse effect on our results of operations, financial condition or cash flows.

The Company has a claim against it for unpaid legal fees in the amount of $48,252 (C$65,241). The amount is included in accounts payable on the Company's interim condensed consolidated balance sheets.

19. Subsequent Events

The Company's management has evaluated subsequent events up to the date the interim condensed consolidated financial statements were issued, pursuant to the requirements of ASC 855 and has determined the following to be material subsequent events:

(a) On November 2, 2023, the Company completed the purchase of additional land, consisting of a 2.03-acre site in Hamilton, Ontario, Canada for $2,292,760 (C$3,100,000). Prior to completing the purchase, the Company paid deposits of $229,276 (C$310,000) to the vendor, included under prepaid expenses and deposits on the interim condensed consolidated balance sheets. The balance of the purchase price was satisfied with a $1,479,200 (C$2,000,000) vendor take-back mortgage bearing interest at 7% annually, maturing in two years and the balance in cash financed by a second mortgage on the additional land bearing interest at 13% annually, maturing in one year and is secured by a third mortgage on the property in Belleville, Ontario, Canada.

(b) On November 3, 2023, the funds held in escrow, in the amount of $924,500 (C$1,250,000), were released to PACE (now Alterna Savings and Credit Union Limited "Alterna") and Alterna released all security it held to the Company.

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

Growth and percentage comparisons made herein generally refer to the three and nine-month periods ended September 30, 2023 compared with the three and nine-month periods ended September 30, 2022 unless otherwise noted. Unless otherwise indicated or unless the context otherwise requires, all references in this document to "we, "us, "our," the "Company," and similar expressions refer to SusGlobal Energy Corp., and depending on the context, its subsidiaries.

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

As the global amount of organic waste continues to grow, a solution for sustainable global management of these wastes is paramount. SusGlobal through its proprietary technology and processes, is equipped and confident to deliver this objective. Management believes renewable energy is the energy of the future. Sources of this type of energy are more evenly distributed over the earth's surface than finite energy sources, making it an attractive alternative to petroleum-based energy. Biomass, one of the renewable resources, is derived from organic material such as forestry, food, plant and animal residuals. SusGlobal can therefore help turn what many consider waste into precious energy and regenerative products. The portfolio will be comprised of three distinct types of technologies: (a) Process Source Separated Organics ("SSO") in anaerobic digesters to divert from landfills and recover biogas. This biogas can be converted to gaseous fuel for industrial processes, electricity to the grid or cleaned for compressed renewable gas. (b) Maximizing the capacity of existing infrastructure (anaerobic digesters) to allow processing of SSO to increase biogas yield and (c) process SSO, digestate and leachate to produce an organic compost or a pathogen free organic liquid fertilizer. The convertibility of organic material into valuable end products such as biogas, liquid biofuels, organic fertilizers and compost shows the utility of renewables. These products can be converted into electricity, fuels and marketed to agricultural operations that are looking for an increase in crop yields, soil amendment and environmentally-sound practices. This practice also diverts these materials from landfills and reduces Greenhouse Gas Emissions ("GHG") that result from landfilling organic wastes. The Company can provide peace of mind that the full lifecycle of organic material is achieved, global benefits are realized and stewardship for total sustainability is upheld. It is management's objective to grow SusGlobal into a significant sustainable waste to energy and regenerative products provider, as Leaders in The Circular Economy®.

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

RECENT BUSINESS DEVELOPMENTS

On November 9, 2023, the Company received a Ministry of the Environment, Conservation and Parks (the "MECP") Provincial Officer’s Order issued to the Belleville, Ontario, Canada site for certain compliance items. The Company is requesting a review of the Order by the MECP Director.

On November 3, 2023, the funds held in escrow, in the amount of $924,500 (C$1,250,000), were released to Alterna and Alterna released all security it held back to the Company.

On November 2, 2023, the Company completed the purchase of additional land, consisting of a 2.03-acre site in Hamilton, Ontario, Canada for $2,292,760 (C$3,100,000). Prior to completing the purchase, the Company paid deposits of $229,276 (C$310,000) to the vendor, included under prepaid expenses and deposits on the interim condensed consolidated balance sheets. The balance of the purchase price was satisfied with a $1,479,200 (C$2,000,000) vendor take-back mortgage bearing interest at 7% annually, maturing in two years and the balance in cash financed by a second mortgage on the additional land bearing interest at 13% annually, maturing in one year and is secured by a third mortgage on the property in Belleville, Ontario, Canada.

On October 12, 2023, the Company announced that additional sales of Carbon Credits and Verified Emission Reductions and Renewals ("VERRs") generated from its Belleville Composting Offset Project in Ontario (the "Project"). The Company has generated an additional 12,500 VERRs and sold a further 9,000 carbon credits as part of the Anew™ Project. The Project has generated approximately 137,000 VERRS (generated from 2017 through 2022).

The Project and report are listed on the GHG CleanProjects® Registry, https://www.csaregistries.ca/GHG_VR_Listing/CleanProjectDetail?ProjectId=909, a business unit of the Standards Division of the Canadian Standards Association ("CSA") for developed and marketed greenhouse gas ("GHG") offset credits from the Company's 49-acre Organic & Non-Hazardous Waste Processing & Composting Facility in Belleville, Ontario. The Project was developed by Anew Climate, LLC formerly known as Blue Source Canada ULC ("Anew").

The Project has enabled an increase in the diversion of organic waste from landfills, thereby avoiding methane generation. Methane is a highly potent greenhouse gas which is 28 times more effective at trapping heat energy in our atmosphere than carbon dioxide. As organic waste decomposes in landfills, the methane builds up and must be released to prevent dangerous working conditions. By diverting waste that contributes to this problem, the Project benefits the community as well as the climate.

This initial sale of carbon credits expands the Company's ability to deliver on its mission to reduce organic wastes from wood, leaf and yard material, treated municipal sewage waste (biosolids), residential curbside green bin material or SSO and paper sludge otherwise destined for landfills.

On October 3, 2023, the Company announced that it signed commercial terms for a renewable natural gas Purchase and Sale Agreement Ten Year Offtake (the “Offtake Agreement”) valued at approximately US$138 Million. The Offtake Agreement will not take effect until after the signing of a Transaction Confirmation.

Highlights

  The Company will provide up to 674,184 GJs/year while meeting pipeline quality standards and have direct pipeline access to the largest integrated gas storage facility in North America.

  The forecasted commercial operation date for the RNG facilities is scheduled for the Company's Belleville Renewable Natural Gas ("RNG") Facility in September 2025, and the Hamilton RNG Facility for September 2026.

  The initial transaction term from the date of initial commercial operation of the RNG facilities will be 10 years. The buyer will pay a purchase price of over US$20 (C$27) per Metric Million British Thermal Unit ("MMbtu"), equivalent to approximately one Gigajoule ("GL") of RNG at the delivery point.

The Offtake Agreement is an industry standard summary of the commercial terms for the RNG purchase and sale which allows the parties to maintain confidentiality while finalizing the definitive Renewable Natural Gas Purchase and Sale Agreement ("RNGPA") in the form of a GasEDI Base Contract with special provisions and transaction confirmations. The RNGPA incorporates mutually agreeable and additional, more comprehensive terms, representations, warranties, and covenants customary to meet the local natural gas operating system standards, purchase offtake arrangements and required reporting.

Under the terms of the Offtake Agreement, the Company has committed to produce up to 674,184 GJs annually of RNG to be generated through the anaerobic digestion of organic matter at the Company's licensed facilities in Belleville and Hamilton, Ontario.

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

The Company has received a -24.7 on the Report's Carbon Intensity Score. As this system uses a reversed scaled approach, in which lower a number denotes a better value in the RNG and sustainability, the Company is expected to continue to receive these opportunities in the future attracting seasoned offtake partners.

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

Pursuant to the terms of the CEO's Consulting Agreement, for his services as the CEO, the compensation is at a rate of $29,584 (C$40,000) per month for twelve (12) months, beginning on the Effective Date, and at a rate of $36,980 (C$50,000) per month for twelve (12) months, beginning January 1, 2024. In addition, the Company agreed to grant the CEO 3,000,000 restricted shares of the Company's common stock, par value of $0.0001 per share (the "Common Stock") on the Effective Date. This common stock was issued on January 3, 2023. The Company has also agreed to reimburse the CEO for certain out-of-pocket expenses incurred by the CEO.

The CEO's Consulting Agreement is for a term of twenty-four (24) months. Upon a Constructive Discharge (as defined in the CEO's Consulting Agreement) and subject to certain notification requirements and the Company's opportunity to cure the Constructive Discharge, the CEO will be entitled to a compensation of twelve (12) months' fees, as well as any bonus compensation owing.

The Company also entered into an Executive Consulting Agreement (the "CFO Consulting Agreement"), by and between the Company and the CFO of the Company, effective January 1, 2023. Pursuant to the terms of the CFO Consulting Agreement, the CFO is entitled to fees of $9,245 (C$12,500) per month for twelve (12). In addition, the Company has also agreed to grant the CFO 100,000 restricted shares of the Company's common stock, par value of $0.0001 per share on the Effective Date. The Company has also agreed to reimburse the CFO for certain out-of-pocket expenses incurred by the CFO. This common stock was issued on January 3, 2023. The CFO's Consulting Agreement replaced the consulting agreement which expired on December 31, 2022.

The CFO's Consulting Agreement is for a term of twelve (12) months. Upon a Constructive Discharge (as defined in the CFO's Consulting Agreement) and subject to certain notification requirements and the Company's opportunity to cure the Constructive Discharge, the CFO will be entitled to a compensation of two (2) months' fees, as well as any bonus compensation owing.

Financings

(a) Securities Purchase Agreements

As at September 30, 2023, the Company had and currently has 5 security purchase agreements outstanding with 4 investors. The outstanding principal balance, including accrued interest of $662,415, totaled $6,872,575 with a fair value of $9,756,700. The convertible promissory notes are currently in default and management has continued discussions with the investors.

Please refer to the interim condensed consolidated financial statements, convertible promissory notes, note 11 and fair value measurement, note 12 for details on the convertible promissory notes.

(b) Pace Savings & Credit Union Limited ("PACE")

On March 28, 2023, the Company and PACE finalized a full and final mutual release of all obligations owing to PACE, including accrued interest, in exchange for an amount of $924,500 (C$1,250,000). The funds were held in escrow by the Company's Canadian legal counsel until released to PACE (now Alterna) on November 3, 2023. Immediately prior to this full and final mutual release, the amounts owing to PACE, included in the interim condensed consolidated balance sheets, include $3,452,655 (C$4,668,274) disclosed under long-term debt and accrued interest of $391,785 (C$529,725) disclosed under accrued liabilities in the interim condensed consolidated balance sheets. The Company raised the funds by securing a 2nd mortgage on March 1, 2023 in the amount of $1,109,400 (C$1,500,000) prior to disbursements of $184,900 (C$250,000), on its Belleville, Ontario Canada property.

The remaining PACE long-term debt was initially payable as noted below:

(i) The credit facility bore interest at the PACE base rate of 7.00% plus 1.25% per annum, was payable in monthly blended installments of principal and interest of $6,482 (C$8,764) and matured on September 2, 2022. The first and only advance on the credit facility on February 2, 2017, in the amount of $1,183,360 (C$1,600,000), is secured by a business loan general security agreement, a $1,183,360 (C$1,600,000) personal guarantee from the CEO and a charge against the Haute leased premises. Also pledged as security are the shares of the wholly-owned subsidiaries, and a limited recourse guarantee against each of these parties. On April 3, 2020, the pledged shares were delivered by PACE and are currently held as security for the personal guarantee from the CEO and charge against the Haute leased premises. The credit facility is fully open for prepayment at any time without notice or bonus.

(ii) The credit facility advanced on June 15, 2017, in the amount of $443,760 (C$600,000), bore interest at the PACE base of 7.00% plus 1.25% per annum, was payable in monthly blended installments of principal and interest of $3,625 (C$4,901), and matured on September 2, 2022. The credit facility is secured by a variable rate business loan agreement on the same terms, conditions and security as noted above.

(iii) The corporate term loan advanced on September 13, 2017, in the amount of $2,754,379 (C$3,724,147), bore interest at PACE base rate of 7.00% plus 1.25% per annum, was payable in monthly blended installments of principal and interest of $21,974 (C$29,711), and matured September 13, 2022. The corporate term loan is secured by a business loan general security agreement representing a floating charge over the assets and undertakings of the Company, a first priority charge under a registered debenture and a lien registered under the Personal Property Security Act in the amount of $2,959,123 (C$4,000,978) against the assets including inventory, accounts receivable and equipment. The corporate term loan also included an assignment of existing contracts included in the asset purchase agreement.

For the three and nine-month periods ended September 30, 2023, $nil (C$nil) and $103,371 (C$139,089) (2022-$100,983; C$131,211 and $255,412; C$327,535) respectively, in interest was incurred on the PACE long-term debt. As at September 30, 2023 $391,785 (C$529,725) (December 31, 2022-$288,407; C$390,636) in accrued interest is included in accrued liabilities in the interim condensed consolidated balance sheets

(c) Other Financings

(i) The Company obtained a 1st mortgage provided by private lenders to finance the acquisition of the shares of 1684567 and to provide funds for additional financing needs, including additional lands, received in four tranches totaling $3,845,920 (C$5,200,000) (December 31, 2022-$3,839,160; C$5,200,000). The fourth tranche was received on August 13, 2021 in the amount of $1,405,240 (C$1,900,000) and a portion of this fourth tranche, $1,371,169 (C$1,853,933), was used to fund a portion of the purchase of the Hamilton Property, described under long-lived assets, net (note 7), to the interim condensed consolidated financial statements. The 1st mortgage is repayable interest only on a monthly basis at an annual rate of the higher of the Royal Bank of Canada's prime rate plus 6.05% per annum (currently 13.25%) and 10% per annum with a maturity date of December 1, 2023. The Company continues to be charged at the rate of 10% per annum. The 1st mortgage payable is secured by the shares held of 1684567, a 1st mortgage on the premises located at 704 Phillipston Road, Roslin, Ontario, Canada and a general assignment of rents.

Financing fees on the 1st mortgage totaled $298,369 (C$403,419). In addition, as at September 30, 2023 there is $10,458 (C$14,140) (December 31, 2022-$56,409; C$76,404) of unamortized financing fees included in long-term debt in the interim condensed consolidated balance sheets.

(ii) On August 17, 2021, the Company obtained a vendor take-back 1st mortgage in the amount of $1,479,200 (C$2,000,000), on the purchase of the Hamilton Property, described under long-lived assets, net (note 7) to the interim condensed consolidated financial statements. The 1st mortgage bears interest at an annual rate of 2% per annum, repayable monthly interest only with a maturity date of August 17, 2023, secured by the assets on the Hamilton Property. Management has been in discussions with the mortgagee to extend the maturity date.

(iii) On March 1, 2023, the Company obtained a 2nd mortgage in the amount of $1,109,400 (C$1,500,000) bearing interest at the annual rate of 12%, repayable monthly, interest only with a maturity date of March 1, 2024, secured as noted under (d) i) above. The Company incurred financing fees of $44,376 (C$60,0000). In addition, as at September 30, 2023 there is $18,480 (C$24,986) of unamortized financing fees included in long-term debt in the interim condensed consolidated balance sheets

For the three and nine-month periods ended September 30, 2023, $138,015 (C$185,000) and $388,605 (C$522,833) (2022-$104,681; C$136,682 and $324,937; C$416,692) respectively, in interest was incurred on the mortgages payable. As at September 30, 2023 $43,599 (C$58,950) (December 31, 2022- $31,555; C$42,740) in accrued interest is included in accrued liabilities in the interim condensed consolidated balance sheets.

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

The Company has received a total of $73,960 (C$100,000) under this program, from its Canadian chartered bank.

Under the initial term date of the loans, which is detailed in the CEBA term loan agreements, the amount is due on December 31, 2022 and is interest-free. If the loans are not repaid by December 31, 2022, the Company can make payments, interest only, on a monthly basis at an annual rate of 5%, under the extended term date, beginning January 1, 2023, maturing December 31, 2025.

The CEBA term loan agreements were amended by extending the interest free repayment date by one year to December 31, 2023. (subsequently extended to January 18, 2024). If paid by December 31, 2023, 33.33% ($25,176; C$33,333), previously 25%, of the loans would be forgiven. Repayment terms on the extended period are unchanged.

The CEBA term loan agreements contain a number of positive and negative covenants, for which the Company is not in full compliance.

(v) On April 8, 2021, the Company took delivery of a truck and hauling trailer for a total purchase price of $161,483 (C$218,338) plus applicable harmonized sales taxes. The purchase was financed by a bank term loan of $147,920 (C$200,000), over a forty-eight-month term, bearing interest at 4.95% per annum with monthly blended instalments of principal and interest payments of $3,625 (C$4,901) due April 7, 2025.

For the three and nine-month periods ended September 30, 2023, $823 (C$1,103) and $2,794(C$3,760) (2022- $1,312; C$1,716 and $4,342; C$5,568) respectively, in interest was incurred.

(vi) During the three and nine-month periods ended September 30, 2023, the CEO converted $233,558 (C$316,400) and $233,558 (C$316,400) respectively, of outstanding accounts payable at prices ranging from $0.1678 to $0.261 per share, priced at the closing trading prices immediately prior to the conversion dates for 1,254,792 common shares of the Company. During the three and nine-month periods ended September 30, 2023, the CEO converted $nil (C$nil) and $278,845 (C$372,483) respectively, of outstanding loans at prices ranging from $nil to $nil and $0.2076 to $0.325 per share respectively, priced at the closing trading prices immediately prior to the conversion dates for nil and 1,167,371 common shares of the Company respectively.

(d) Financings Related to Obligations Under Capital Lease

There were no new capital leases entered into by the Company during the three and nine-month periods ended September 30, 2023.The original terms of the remaining obligation under capital lease outstanding at September 30, 2023 are noted below.

(i) The lease agreement for certain equipment for the Company's organic waste processing and composting facility at a cost of $288,185 (C$389,650), is payable in monthly blended installments of principal and interest of $5,068 (C$6,852), plus applicable harmonized sales taxes for a period of fifty-nine months plus an initial deposit of $14,385 (C$19,450) plus applicable harmonized sales taxes and an option to purchase the equipment for a final payment of a nominal amount of $74 (C$100) plus applicable harmonized sales taxes on February 27, 2025. The leasing agreement bears interest at the rate of 3.59% annually, compounded monthly, due February 27, 2025.

For the three and nine-month periods ended September 30, 2023, $785 (C$1,053) and $2,768 (C$3,725) (2022-$1,361; C$1,770 and $3,599; C$4,616) respectively, in interest was incurred.

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

Organic Composting Facility- As noted above, the Company's organic waste processing and composting facility, located in Belleville, Ontario Canada, has ECAs in place to accept up to 70,000 MT of waste annually and is currently in operation. Certain assets of the organic waste processing and composting facility, including the ECAs for the waste transfer station (not yet built), were acquired by the Company on September 15, 2017, from the Receiver for Astoria, under the APA. The Company charges tipping fees for the waste accepted at the organic waste composting facility based on arrangements in place with the customers and the type of waste accepted. Typical waste accepted includes, SSO, leaf and yard, food, liquid, paper sludge and biosolids. During the nine-month period ended September 30, 2023, tipping fees ranged from $51 (C$69) to $118 (C$159) per MT.

The Company owns a 40,535 square foot facility on 5.29 acres in Hamilton, Ontario (the "Hamilton Facility"), which includes an Environmental Compliance Approval to process 65,884 MT per annum of organic waste, 24 hours per day 7 days a week. The facility will be designed to produce, distribute and warehouse the Company's SusGro™ organic liquid fertilizer and other products that are to be provided under private label and to be sold through big box retailers, consumer lawn and garden suppliers, and for end use to the wine, cannabis and agriculture industries. With the addition of a further 11,000 square feet of office space and R&D labs, the Hamilton facility will also house the continued development of SusGlobal's proprietary formulations and branded liquid and dry organic fertilizers.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2023, the Company had a bank balance of $6,431 (December 31, 2022-$42,900) and current debt obligations and other current liabilities in the amount of $26,203,416 (December 31, 2022-$22,339,175). As at September 30, 2023, the Company had a working capital deficit of $24,425,747 (December 31, 2022-$21,580,552). The Company does not currently have sufficient funds to satisfy the current debt obligations.

The Company's total assets as at September 30, 2023 were $10,599,934 (December 31, 2022-$9,865,775) and total current liabilities were $26,203,416 (December 31, 2022-$22,339,175). Significant losses from operations have been incurred since inception and there is an accumulated deficit of $35,520,256 as at September 30, 2023 (December 31, 2022 -$30,345,197). Continuation as a going concern is dependent upon generating significant new revenue and generating external capital and securing debt to satisfy its creditors' demands and to achieve profitable operations while maintaining current fixed expense levels.

To pay current liabilities and to fund any future operations, the Company requires significant new funds, which the Company may not be able to obtain. In addition to the funds required to liquidate the $26,203,416 in current debt obligations and other current liabilities, the Company estimates that approximately an additional $31,000,000 must be raised to fund capital requirements and general corporate expenses for the next 12 months.

In the normal course of business, we are exposed to market risks, including changes in interest rates, certain commodity prices and Canadian currency rates. The Company does not use derivatives to manage these risks.

During the three and nine-month periods ended September 30, 2023, the October 29, 2021 investor converted part of his unsecured convertible promissory note having a fair value of $nil and $374,000 respectively, for nil and 1,650,709 respectively, common shares of the Company.

As at September 30, 2023, the current and long-term portions of our debt obligations totaled $19,894,856 (December 31, 2022-$16,827,617).

In addition, as at September 30, 2023, the Company had an outstanding letter of credit provided by PACE, in the amount of $204,744 (C$276,831), in favor of the MECP. The letter of credit is a requirement of the MECP and is in connection with the financial assurance provided by the Company, for it to be in compliance with the MECPs environmental objectives. The MECP regularly evaluates the Company's organic waste processing and composting facility to ensure compliance is adhered to and the letter of credit is subject to change by the MECP. The MECP released the expired letter of credit provided by PACE subsequent to September 30, 2023. The Company is in the process of obtaining a letter of credit for the new financial assurance with the MECP in the amount of $471,596 (C$637,637).

CONSOLIDATED RESULTS OF OPERATIONS - FOR THE THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2023 COMPARED TO THE THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2022

	For the three-month periods ended
	September 30, 2023	September 30, 2022

Revenue	$186,901	$297,202

Cost of Sales
Opening inventory	64,578	19,555
Depreciation	87,528	112,731
Direct wages and benefits	36,349	52,860
Equipment rental, delivery, fuel and repairs and maintenance	14,723	365,975
Utilities	32,721	(7,760)
Outside contractors	-	535
	236,009	543,896
Less: closing inventory	(42,889)	(48,154)
Total cost of sales	193,120	495,742

Gross loss	(6,219)	(198,540)

Operating expenses
Management compensation-stock-based compensation	57,600	60,113
Management compensation-fees	117,401	115,175
Marketing	923	(250)
Professional fees	103,930	190,653
Interest expense	140,161	208,537
Office and administration	56,567	67,377
Rent and occupancy	58,385	54,586
Insurance	10,974	12,867
Filing fees	8,562	9,699
Amortization of financing costs	26,901	27,752
Directors' compensation	18,631	14,366
Stock-based compensation	254,724	659,050
Repairs and maintenance	1,015	2,386
Foreign exchange loss	214,406	378,510
Total operating expenses	1,070,180	1,800,821

Net Loss Before Other Expenses	(1,076,399)	(1,999,361)
Other Expenses	(116,710)	(1,697,619)
Net Loss	$(1,193,109)	$(3,696,980)

During the three-month period ended September 30, 2023, the Company generated $186,901 of revenue from its organic waste processing and composting facility compared to $297,202 in the three-month period ended September 30, 2022. The decrease in revenue is primarily due to lower carbon credit revenue of approximately $83,000 and lower waste revenue of approximately $27,000. In the operation of the organic waste processing and composting facility, the Company processes organic and other waste received and produces the end product, compost. The cost of producing the compost totaled $193,120 for the three-month period ended September 30, 2023 compared to $495,742 for the three-month period ended September 30, 2022. These costs include equipment rental, delivery, fuel, repairs and maintenance, direct wages and benefits, depreciation, utilities and outside contractors. Included are the costs for the estimate of the clean-up of certain waste as ordered by the MECP, which decreased significantly from the prior period. In addition, with ceasing the garbage collection operation, the Company no longer requires the use of outside contractors.

Operating expenses reduced by $730,641 from $1,800,821 in the three-month period ended September 30, 2022 to $1,070,180 in the three-month period ended September 30, 2023, explained further below.

Management compensation related to stock-based compensation reduced by $2,513, in the three-month period ended September 30, 2023 compared to the three-month period ended September 30, 2022, as a result of the new common stock issued to the officers as stipulated in their executive consulting contracts, effective January 1, 2023. The total stock-based compensation valued at $446,400 (2022-$240,450), based on the trading price of the shares on the effective date will be expensed over the terms of the executive consulting contracts. And the management compensation relating to fees was relatively flat, with little change between the three-month period ended September 30, 2023 compared to the three-month period ended September 30, 2022.

Marketing increased by a nominal amount of $1,173, from $(250) in the three-month period ended September 30, 2022 to $923 for the three-month period ended September 30, 2023, primarily the result of a new and scaled back marketing program in 2023 compared to that in 2022.

Professional fees reduced by $86,723, from $190,653 in the three-month period ended September 30, 2022 to $103,930 in the three-month period ended September 30, 2023. The primary reasons for the decrease includes lower estimated and actual costs for various audit, review and tax services totaling approximately $66,500, lower consulting fees resulting from not re-engaging certain consultants totaling approximately $68,000 offset by higher legal fees of approximately $48,000.

Interest expense reduced by $68,376 from $208,537 in the three-month period September 30, 2022 to $140,161 in the three-month period ended September 30, 2023. The decrease is partially due to the absence of interest on the PACE debt, after the Company obtained a full and final mutual release on March 28, 2023, offset by additional interest on the new mortgage effective March 1, 2023, which bears interest at the rate of 12% per annum.

Office and administration expenses reduced by $10,810, from $67,377 in the three-month period ended September 30, 2022 to $56,567 in the three-month period ended September 30, 2023, primarily due to a reduction in various expenditures including lab testing and the state of Delaware franchise tax.

Rent and occupancy increased by $3,799, from $54,586 in the three-month period ended September 30, 2022 to $58,385 in the three-month period ended September 30, 2023 as a result of the effect of the translation rate for a weakening Canadian dollar quarter to quarter.

Insurance expense remained relatively flat with a nominal decrease of $1,893, from $12,867 in the three-month period ended September 30, 2022 to $10,974 in the three-month period ended September 30, 2023.

Filing fees expense remained relatively flat with a nominal decrease of $1,137, from $9,699 in the three-month period ended September 30, 2022 to $8,562 in the three-month period ended September 30, 2023.

The amortization of financing costs remained relatively flat with a nominal decrease of $851, from $27,752 in the three-month period ended September 30, 2022 to $26,901 in the three-month period ended September 30, 2023.

Directors' compensation increased by $4,265 from $14,366 in the three-month period ended September 30, 2022 to $18,631 in the three-month period ended September 30, due to the appointment of a new independent director during the during the three-month period ended March 31, 2023.

Stock-based compensation decreased by $404,326, from $659,050 in the three-month period ended September 30, 2022 to $254,724 in the three-month period ended September 30, 2023, due to the absence of multiple consultants providing services compared to the prior period.

Repairs and maintenance decreased nominally by $1,371, from $2,386 in the three-month period ended September 30, 2022 to $1,015 in the three-month period ended September 30, 2023.

The foreign exchange income decreased by $164,104, from $378,510 in the three-month period ended September 30, 2022 to $214,406 in the three-month period ended September 30, 2023, due primarily to the translation of significant United States dollar denominated transactions and balances during the period including the convertible promissory notes, compared to the prior period, during a period in which the Canadian dollar weakened but not as significantly as in the prior period.

During the current three-month period ended September 30, 2023, the Company recorded a loss on the revaluation of the convertible promissory notes in the amount of $116,710 compared to loss of $1,447,619 in the prior period ended September 30, 2022. In addition, in the prior period the Company recorded an amount of $250,000 for the accrued settlement payment for the release of services of a party for an underwriting offering dated March 23, 2022 and amended May 23, 2022. In total, the other expenses decreased by $1,580,909.

The interim condensed consolidated financial statements do not include any adjustments to reflect the future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result if the Company was unable to continue as a going concern.

CONSOLIDATED RESULTS OF OPERATIONS - FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2023 COMPARED TO THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2022

	For the nine-month periods ended
	September 30, 2023	September 30, 2022

Revenue	$505,075	$551,815

Cost of Sales
Opening inventory	58,695	20,582
Depreciation	301,467	344,196
Direct wages and benefits	111,984	158,356
Equipment rental, delivery, fuel and repairs and maintenance	55,569	477,128
Utilities	89,578	35,410
Outside contractors	-	26,018
	617,293	1,061,690
Less: closing inventory	(42,889)	(48,154)
Total cost of sales	574,404	1,013,536

Gross loss	(69,329)	(461,721)

Operating expenses
Management compensation-stock-based compensation	172,800	180,339
Management compensation-fees	351,162	350,910
Marketing	122,098	1,003,959
Professional fees	286,723	812,738
Interest expense	499,222	589,488
Office and administration	176,120	259,193
Rent and occupancy	161,127	171,177
Insurance	33,167	76,304
Filing fees	31,852	71,242
Amortization of financing costs	72,296	94,916
Directors' compensation	53,211	43,864
Stock-based compensation	785,149	955,837
Repairs and maintenance	22,636	(8,773)
Foreign exchange (income) loss	(33,037)	518,690
Total operating expenses	2,734,526	5,119,884

Net Loss Before Other Expenses	(2,803,855)	(5,581,605)
Other Expenses	(2,371,204)	(3,202,270)
Net Loss	$(5,175,059)	$(8,788,875)

During the nine-month period ended September 30, 2023, the Company generated $505,075 of revenue from its organic waste processing and composting facility compared to $551,815 in the nine-month period ended September 30, 2022, a decrease of $46,740. The decrease in revenue is due to the reduction in carbon credit revenue of approximately $72,000, the reduction in garbage collection revenue of approximately $27,000 after ceasing this operation in the prior period, offset by an increase in waste processing revenue in the form of tipping fees from new business from existing customers of approximately $52,000.

In the operation of the organic waste processing and composting facility, the Company processes organic and other waste received and produces the end product, compost. The cost of producing the compost totaled $574,404 for the nine-month period ended September 30, 2023 compared to $1,013,536 for the nine-month period ended September 30, 2022. These costs include equipment rental, delivery, fuel, repairs and maintenance, direct wages and benefits, depreciation, utilities and outside contractors. The reduction in costs of $439,132 is attributable to reduced depreciation as several of the Company's mobile equipment were fully depreciated in the current period, a reduction in direct labour and benefits from reduced overtime and one less staff member, offset by increased utilities costs as projected credits offered by the hydro utility expired. In addition, the equipment rental, delivery, fuel, repairs and maintenance include an estimate for the clean-up of certain waste as ordered by the MECP. The cost of this estimate has not increased significantly since the prior period's estimate.

Operating expenses reduced by $2,385,358 from $5,119,884 in the nine-month period ended September 30, 2022 to $2,734,526 in the nine-month period ended September 30, 2023, explained further below.

Management compensation related to stock-based compensation reduced by $7,539, in the nine-month period ended September 30, 2023 compared to the nine-month period ended September 30, 2022, as a result of the new common stock issued to the officers as stipulated in their executive consulting contracts, effective January 1, 2023. The total stock-based compensation valued at $446,400 (2022-$240,450), based on the trading price of the shares on the effective date is being expensed over the terms of the executive consulting contracts. And the management compensation relating to fees increased slightly by $252, from $350,910 in the nine-month period ended September 30, 2022 to $351,162 in the nine-month period ended September 30, 2023.

Marketing expenses decreased by $881,861, from $1,003,959 in the nine-month period ended September 30, 2022 to $122,098 for the nine-month period ended September 30, 2023, primarily the result of a new and scaled back marketing campaign in 2023 compared to that in 2022.

Professional fees reduced by $526,015, from $812,738 in the nine-month period ended September 30, 2022 to $286,723 in the nine-month period ended September 30, 2023. The primary reasons for the decrease included the absence of professional fees incurred on the issuance of convertible promissory notes in the current period whereas $75,000 in such professional fees was incurred in the prior period. In addition, the Company did not re-engage certain consultants who provided services in the prior period, a saving of approximately $296,000 and savings for various audit, review, tax and legal services, including the absence of fees in connection with its S-1/A registration statement, a total savings of approximately $155,000.

Interest expense decreased by $90,266 from $589,488 in the nine-month period ended September 30, 2022 to $499,222 in the nine-month period ended September 30, 2023. The decrease is partially due to the absence of interest on the PACE debt, after the Company obtained a full and final mutual release on March 28, 2023, offset by additional interest on the new mortgage effective March 1, 2023, which bears interest at the rate of 12% per annum.

Office and administration expenses reduced by $83,072, from $259,193 in the nine-month period ended September 30, 2022 to $176,121 in the nine-month period ended September 30, 2023. This is primarily due to the absence of certain expenditures including a claim from a municipality of approximately $29,000, website costs of approximately $16,000, a reduction in other expenditures including lab testing and security and the effect of the translation rate for a weakening Canadian dollar quarter to quarter.

Rent and occupancy reduced by $10,050, from $171,177 in the nine-month period ended September 30, 2022 to $161,127 in the nine-month period ended September 30, 2023, primarily due to the absence of additional rent expense for roof repairs in the prior period and the effect of the translation rate for a weakening Canadian dollar from 2022 to 2023.

Insurance reduced by $43,137, from $76,304 in the nine-month period ended September 30, 2022 to $33,167 in the nine-month period ended September 30, 2023, primarily due to the absence of insurance on the Company's new facility under construction in Hamilton, Ontario, Canada, whose construction had ceased temporarily and the Company self-insuring on certain other insurance.

Filing fees decreased by $39,390, from $71,242 in the nine-month period ended September 30, 2022 to $31,852 in the nine-month period ended September 30, 2023, primarily due to the absence of costs associated with the special meeting of the shareholders held last period on March 24, 2022 and the absence of administrative costs incurred in the filing of the S-1 (and S-1/A) registration statement and reduced investor relations activities.

The amortization of financing costs increased by $22,620, from $94,916 in the nine-month period ended September 30, 2022 to $72,296 in the nine-month period ended September 30, 2023, due to certain financing costs in connection with the mortgages payable having been fully amortized by the end of Q3-2022.

Directors' compensation increased nominally from $43,864 in the nine-month period ended September 30, 2022 to $53,211 in the nine-month period ended September 30, 2023, due to the appointment of a new independent director during the during the three-month period ended March 31, 2023.

Stock-based compensation decreased by $170,688, from $955,837 in the nine-month period ended September 30, 2022 to $785,149 in the nine-month period ended September 30, 2023, as a result of the absence new consulting services provided during the current period.

Repairs and maintenance increased by $31,409, from income of $8,773 in the nine-month period ended September 30, 2022 to an expense of $22,636 in the nine-month period ended September 30, 2023, due to the absence of a credit adjustment on a prior period expenditure.

The foreign exchange income decreased by $551,727, from a loss of $518,690 in the nine-month period ended September 30, 2022 to income of $33,037 in the nine-month period ended September 30, 2023, due primarily to the translation of significant United States dollar denominated transactions and balances during the period including the convertible promissory notes, compared to the prior period, during a period in which the Canadian dollar strengthened.

During the current nine-month period ended September 30, 2023, the Company recorded a loss on the revaluation of convertible promissory notes of in the amount of $2,296,845 compared to a loss of 2,957,270 (including net of the gain on extinguishment of convertible promissory notes) in the prior period ended September 30, 2022. The increase is primarily due to an increase in principal for certain convertible promissory notes due to an amendment and defaults along with the impact of default interest accruing at 24% per annum. In addition, during the nine-month period ended September 30, 2023, the Company recorded a loss of $74,359 on the conversions of a convertible promissory note. Also included in the prior period, the Company recorded an amount of $250,000 for the accrued settlement payment for the release of services of a party for an underwriting offering dated March 23, 2022 and amended May 23, 2022. Overall, the other expenses decreased by $831,066.

As at September 30, 2023, the Company had a working capital deficit of $24,425,747 (December 31, 2022-$21,580,552), incurred a net loss of $5,175,059 (September 30, 2022-$8,788,875) for the nine months ended September 30, 2023 and had an accumulated deficit of $35,520,256 (December 31, 2022-$30,345,197) and expects to incur further losses in the development of its business.

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

Stock-based compensation

The Company records compensation costs related to stock-based awards in accordance with ASC 718, Compensation-Stock Compensation, whereby the Company measures stock-based compensation cost at the grant date based on the estimated fair value of the award. Compensation cost is recognized on a straight-line basis over the requisite service period of the award. Where necessary, the Company utilizes the Black-Scholes option-pricing model to estimate the fair value of stock options granted, which requires the input of highly subjective assumptions including: the expected option life, the risk-free rate, the dividend yield, the volatility of the Company's stock price and an assumption for employee forfeitures. The risk-free rate is based on the U.S. Treasury bill rate at the date of the grant with maturity dates approximately equal to the expected term of the option. The Company has not historically issued any dividends and does not expect to in the near future. Changes in any of these subjective input assumptions can materially affect the fair value estimates and the resulting stock- based compensation recognized. The Company has not issued any stock options and has no stock options outstanding at September 30, 2023 and as of the date of the filing of this document.

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

EQUITY

As at September 30, 2023, the Company had 124,783,286 common shares issued and outstanding. As at November 14, 2023, the Company had 124,783,286 common shares issued and outstanding.

STOCK OPTIONS, WARRANTS AND RESTRICTED STOCK UNITS

The Company has no stock options, warrants or restricted stock units outstanding as at September 30, 2023 and as of the date of the filing of this document.

RELATED PARTY TRANSACTIONS

For three and nine-month periods ended September 30, 2023, the Company incurred $89,449 (C$120,000) and $267,552 (C$360,000) (2022-$92,189; C$120,000 and $280,728; C$360,000) respectively, in management fees expense with Travellers International Inc. ("Travellers"), an Ontario company controlled by a director and the president and chief executive officer (the "CEO"); and $27,952 (C$37,500) and $83,610 (C$112,500) (2022-$22,986; C$30,000 and $70,182; C$90,000) respectively, in management fees expense with the Company's chief financial officer (the "CFO"). As at September 30, 2023, unpaid remuneration and unpaid expenses in the amount of $204,728 (C$276,809) (December 31, 2022-$161,790; C$219,138) is included in accounts payable and $107,634 (C$145,530) (December 31, 2022-$22,705; C$30,753) is included in accrued liabilities in the interim condensed consolidated balance sheets.

During the three and nine-month periods ended September 30, 2023, Travellers converted $233,558 (C$316,400) and $512,403 (C$688,883) (2022-$nil; C$nil and $nil; C$nil) respectively, in outstanding loans and outstanding accounts payable for 1,254,792 and 2,422,163 (2022-nil and nil) respectively, common shares of the Company, based on closing trading prices on the day prior to each conversion.

For the three and nine-month periods ended September 30, 2023, the Company incurred $30,014 (C$40,046) and $80,452 (C$108,251) (2022-$27,728; C$36,244 and $89,530; C$114,812) respectively, in rent expense paid under a lease arrangement with Haute Inc. ("Haute"), an Ontario company controlled by the CEO.

In addition, during the three and nine-month periods ended September 30, 2023, the Company paid the CFO interest of $nil (C$nil) and $nil (C$nil) (2022-$nil; C$nil and $526; C$674) respectively, on loans totaling $nil (C$nil) (2022-$29,211 (C$36,000) respectively, provided to the Company and repaid during the three month period ended March 31, 2022.

For the independent directors, the Company recorded directors' compensation during the three and nine-month periods ended September 30, 2023 of $18,631 (C$25,000) and $53,211 (C$71,597) (2022-$14,366; C$18,750 and $43,864; C$56,250) respectively. In addition, on February 18, 2023 a new independent director was appointed and was awarded 100,000 common shares of the Company on March 1, 2023 valued at $21,000 based on the closing trading price on the appointed date and included under stock-based compensation in the interim condensed consolidated statements of operations and comprehensive loss. Further, the new independent director provided the Company funds of $101,039 (C$134,483) for a private placement in exchange for 310,888 common shares of the Company priced at $0.3250 per share.

As at September 30, 2023, outstanding directors' compensation of $174,393 (C$235,793) (December 31, 2022-$121,226; C$164,196) is included in accrued liabilities, in the interim condensed consolidated balance sheets.

During the three and nine-month periods ended September 30, 2023, $538 and $1,684 (2022-$548 and $679) respectively, in interest was incurred on the directors' loans. As at September 30, 2023, $2,839 (December 31, 2022-$1,088) of accrued interest is included in accrued liabilities in the interim condensed consolidated balance sheets.

Pursuant to the terms of the CEO's Consulting Agreement, for his services as the CEO, the compensation is at a rate of $29,728 (C$40,000) per month for twelve (12) months, beginning on the Effective Date, January 1, 2023, and at a rate of $37,160 (C$50,000) per month for twelve (12) months, beginning January 1, 2024. In addition, the Company agreed to grant the CEO 3,000,000 restricted shares of the Company's Common Stock, par value of $0.0001 per share (the "Common Stock") on the Effective Date. The Company has also agreed to reimburse the CEO for certain out-of-pocket expenses incurred by the CEO.

Pursuant to the terms of the CFO's Consulting Agreement for his services as the CFO, the compensation is at a rate of $9,290 (C$12,500) per month for twelve (12) months, beginning on the Effective Date, January 1, 2023. In addition, the Company agreed to grant the CFO 100,000 restricted shares of the Company's Common Stock, par value of $0.0001 per share (the "Common Stock") on the Effective Date. The Company has also agreed to reimburse the CFO for certain out-of-pocket expenses incurred by the CFO.

Furthermore, for the three and nine-month periods ended September 30, 2023, the Company recognized management stock-based compensation expense of $57,600 and $172,800 (2022-$60,113 and $180,339) respectively, on the common stock issued to the CEO and the CFO, 3,000,000 and 100,000 common stock, respectively, as stipulated in their executive consulting agreements, effective January 1, 2023 valued at the trading price on the Effective Date. The total stock-based compensation on the issuance of the common stock totaled $446,400 (2022-$240,450). The portion to be expensed for the balance of the consulting agreements, $273,600 (2022-$60,111) is included in prepaid expenses and deposits in the interim condensed consolidated balance sheets.

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

Changes in Internal Control over Financial Reporting

During the nine-month period ended September, 2023, there were no changes made by management to its internal controls over financial reporting.

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

The Company has a claim against it for unpaid legal fees in the amount of $48,252 (C$65,241). The amount is included in accounts payable on the Company's interim condensed consolidated balance sheets.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine-month period ended September 30, 2023, the Company issued:

(i) 500,000 common shares for proceeds previously received.

(ii) 3,000,000 common shares issued to the CEO as stipulated in his 2023 executive consulting agreement and 100,000 common shares issued to the CFO as stipulated in his 2023 executive consulting agreement.

(iii) 1,650,709 common shares issued on the conversion of a convertible promissory note to equity.

(iv) 1,790,000 common shares were issued for professional services.

(v) 225,000 common shares issued for other services.

(vi) 20,000 common shares issued to an employee.

(vii) 100,000 common shares were issued to a new director.

(viii) 1,536,582 common shares issued on a private placement.

(ix) 2,422,163 of common shares issued on the conversion of related party debt and accounts payable.

The securities above were offered and sold pursuant to an exemption from the registration requirements under Section 4(a)(2) of the Securities Act since, among other things, the transactions did not involve a public offering.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Not Applicable.

Item 6. Exhibits.

The following exhibits are filed as part of this quarterly report on Form 10-Q:

Exhibit No.	Description
10.1*	Purchase of land by and between Snave Holdings Ltd., (the vendor) and SusGlobal Energy Canada Corp., (the purchaser) on November 2, 2023.
10.2*	Mortgage commitment by and between Snave Holdings Ltd, (the lender) and SusGlobal Energy Canada Corp., (the borrower) dated November 2, 2023.
10.3*	Mortgage commitment by and between R. Williamson Consultants Limited, P.I.C.K.S. Inc., and 2654666 Ontario Inc., (the lenders) and 1684567 Ontario Inc., (the borrower) and SusGlobal Energy Canada Corp., (the guarantor) on November 2, 2023 for the land purchase.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of Sarbanes-Oxley Act of 2002).
101.INS*	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Filed herewith
**	Management contract or compensatory plan or arrangement
+	In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUSGLOBAL ENERGY CORP.

November 14, 2023	By:	/s/ Marc Hazout
Marc Hazout
Executive Chairman, President and Chief Executive Officer

November 14, 2023	By:	/s/ Ike Makrimichalos
Ike Makrimichalos
Chief Financial Officer (Principal Financial and Accounting Officer)