Form 10-K
period 2023-12-31
SusGlobal Energy Corp.
filed 2024-05-15
CIK 1652539

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 2023

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

Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [   ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [ ]

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the fi ling reflect the correction of an error to previously issued financial statements. [ ]

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [   ] No [X]

The aggregate market value of the 97,060,703 voting common stock held by non-affiliates of the registrant as of June 30, 2023 (the last business day of the registrant's most recently completed second fiscal quarter) was $29,118,211 based on the closing price of $0.30 per share of the registrant's common stock as quoted on the OTCQB marketplace on that date.

The number of shares of Common Stock, $0.0001 par value, of the registrant outstanding as of May 15, 2024 was 125,332,019.

DOCUMENTS INCORPORATED BY REFERENCE

None

2

PART 1

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

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

When the terms "the Company," "we," "us" or "our" are used in this document, those terms refer to SusGlobal Energy Corp., and its wholly owned subsidiaries, SusGlobal Energy Canada Corp., SusGlobal Energy Canada I Ltd., SusGlobal Energy Belleville Ltd., SusGlobal Energy Hamilton Ltd., and 1684567 Ontario Inc.

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

The primary focus of the services SusGlobal provides includes integrating our technologies with capital investment to optimize the processing of SSO. Our processes not only divert significant organic waste from landfills, but also result in methane avoidance, with significant GHG reductions from waste disposal. The processes produce regenerative products through the conversion of organic wastes into organic fertilizer, both dry compost and liquid.

Currently, the primary customers are municipalities in both rural and urban centers in Ontario, Canada. Where necessary, to follow provincial and local environmental laws and regulations, SusGlobal submits applications to the respective authorities for approval prior to any necessary engineering being carried out.

We are a "smaller reporting company," as defined under SEC Regulation S-K. As such, we also are exempt from the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and are subject to less extensive disclosure requirements regarding executive compensation in our periodic reports and proxy statements. We will continue to be deemed a smaller reporting company until (i) our public float exceeds $250 million on the last day of our second fiscal quarter in our prior fiscal year (if our annual revenues exceeded $100 million in such prior fiscal year); or (ii) our public float exceeds $700 million on the last day of our second fiscal quarter in our prior fiscal year (if our annual revenues were less than $100 million in such prior fiscal year).

RECENT BUSINESS DEVELOPMENTS

On October 3, 2023, the Company announced it signed Commercial Terms for a ten (10) year Renewable Natural Gas ("RNG") Purchase and Sale Agreement (the "Agreement"). The Buyer will pay a purchase price of over US$20.00 (CA$27.00) per Metric Million British Thermal Unit ("MMbtu"), equivalent to approximately one Gigajoule ("GJ") of RNG at the delivery point, valuing the ten (10) year offtake agreement at approximately US$138,000,000 (CA$186,856,830). The Agreement is an industry standard summary of the commercial terms for the Renewable Natural Gas purchase and sale which allows the parties to maintain confidentiality while finalizing the definitive Renewable Natural Gas Purchase and Sale Agreement ("RNGPA") in the form of a GasEDI Base Contract with special provisions which were both subsequently signed and transaction confirmations of The RNGPA incorporating mutually agreeable and additional, more comprehensive terms, representations, warranties, and covenants customary to meet the local natural gas operating system standards, purchase offtake arrangements and required reporting to be agreed upon and signed.

On October 12, 2023, the Company announced that its wholly owned subsidiary SusGlobal Energy Belleville Ltd. ("SusGlobal Belleville") has generated approximately 12,500 additional Verified Emission Reductions and Removals ("VERRs") and sold a further 9,000 carbon credits as part of the Anew™ SusGlobal Belleville Composting Offset Project in Ontario (the "Project"). The Project has generated approximately 137,000 VERRS (generated from 2017 through 2022). The Project and report are listed on the GHG CleanProjects® Registry, https://www.csaregistries.ca/GHG_VR_Listing/CleanProjectDetail?ProjectId=909 a business unit of the Standards Division of the Canadian Standards Association ("CSA") for developed and marketed greenhouse gas ("GHG") offset credits from the Company's 49-acre Organic & Non-Hazardous Waste Processing & Composting Facility in Belleville, Ontario. The Project was developed by Anew Climate, LLC formerly known as Blue Source Canada ULC) ("Anew").

On November 2, 2023, the Company completed the purchase of additional land, consisting of a 2.03-acre site in Hamilton, Ontario, Canada for $2,292,760 (C$3,100,000). Prior to completing the purchase, the Company paid deposits of $229,276 (C$310,000) to the vendor. The balance of the purchase price was satisfied with a $1,479,200 (C$2,000,000) vendor take-back mortgage bearing interest at 7% annually, maturing in two years and the balance in cash financed by a second mortgage on the additional land bearing interest at 13% annually, maturing in one year and is secured by a third mortgage on the property in Belleville, Ontario, Canada.

On December 14, 2023, the Company announced an advisory and distribution agreement with Oak Hill Asset Management Inc., ("Oak Hill"), a prominent Toronto-based financial advisory firm with a strong track record of success and expertise in the investment sector. The non-exclusive agreement with Oak Hill to perform advisory and Exempt Market Dealer services is designed to better align the Company's balance sheet with both its growth opportunities and the perceived undervaluation of its assets by the public. The Company is actively pursuing Green Bond financing with accredited investors.

On or around November 27, 2023 and March 6, 2024, the Company experienced an outflow of contaminated water from its stormwater pond, which spilled over into the City of Belleville's roadside ditch and has continued to periodically overflow. The Company is working with its environmental consultants and its Canadian legal counsel to assess the damage caused, remediate this occurrence and report regularly to the Ministry of the Environment, Conservation and Parks from the Province of Ontario (the "MECP").

As a result of an order issued by the Ministry of Labour, Immigration, Training and Skills Development, specifically relating to high ammonia levels in one of the Company's composting buildings, the Company ceased accepting waste after January 10, 2024, to address this and other compliance matters issued by the MECP. The Company also received orders from the MECP to address repairs, the clean-up of unusable waste on site, re-habilitating its stormwater management system and other matters. Management anticipates these matters will take several months to complete, will require significant investment, and are dependent on the Company securing funding. We believe that our operating property, vehicle and equipment had been adequately maintained but will require significant investment to carry out repairs and improvements as ordered by the MECP. This will also include replacement of certain equipment at the Company's Belleville waste processing and composting facility.

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

Pursuant to the terms of the CEO's Consulting Agreement, for his services as the CEO, the compensation is at a rate of $30,244 (C$40,000) per month for twelve (12) months, beginning on the Effective Date, and at a rate of $37,805 (C$50,000) per month for twelve (12) months, beginning January 1, 2024. In addition, the Company agreed to grant the CEO 3,000,000 restricted shares of the Company's common stock, par value of $0.0001 per share (the "Common Stock") on the Effective Date. This common stock was issued on January 3, 2023. The Company has also agreed to reimburse the CEO for certain out-of-pocket expenses incurred by the CEO.

The CEO's Consulting Agreement is for a term of twenty-four (24) months. Upon a Constructive Discharge (as defined in the CEO's Consulting Agreement) and subject to certain notification requirements and the Company's opportunity to cure the Constructive Discharge, the CEO will be entitled to a compensation of twelve (12) months' fees, as well as any bonus compensation owing.

The Company also entered into an Executive Consulting Agreement (the "CFO Consulting Agreement"), by and between the Company and the CFO of the Company, effective January 1, 2023. Pursuant to the terms of the CFO Consulting Agreement, the CFO is entitled to fees of $9,451 (C$12,500) per month for twelve (12). In addition, the Company has also agreed to grant the CFO 100,000 restricted shares of the Company's common stock, par value of $0.0001 per share on the Effective Date. The Company has also agreed to reimburse the CFO for certain out-of-pocket expenses incurred by the CFO. This common stock was issued on January 3, 2023. The CFO's Consulting Agreement replaced the consulting agreement which expired on December 31, 2022.

The CFO's Consulting Agreement is for a term of twelve (12) months. Upon a Constructive Discharge (as defined in the CFO's Consulting Agreement) and subject to certain notification requirements and the Company's opportunity to cure the Constructive Discharge, the CFO will be entitled to a compensation of two (2) months' fees, as well as any bonus compensation owing.

Financings

(a) Securities Purchase Agreements

On December 31, 2023, the Company had and currently has 5 security purchase agreements outstanding with 4 investors. The outstanding principal balance at December 31, 2023 of the convertible promissory notes was $7,442,600, including accrued interest of $1,232,440 with a fair value of $10,519,824. Please refer to the consolidated financial statements, convertible promissory notes, note 12 and fair value measurement, note 13 for details on the convertible promissory notes.

On April 15, 2024, the Company received proceeds of $100,500, net of an original issue discount of 10% and disbursements, on a new convertible promissory note in the principal amount of $120,000.

(b) PACE

On March 28, 2023, the Company and PACE finalized a full and final mutual release of all the obligations owing to PACE, including accrued interest, in exchange for an amount of $922,875 (C$1,250,000). The funds were being held in escrow by the Company's Canadian legal counsel. The funds were to be released to PACE once the letter of credit, in the amount of $204,384 (C$276,831), was released by the MECP to PACE. On November 3, 2023, immediately prior to the full and final release of the funds held in escrow, the obligations owing to PACE were $3,452,655 (C$4,668,274), included under long-term debt and accrued interest of $391,785 (C$529,725) included under accrued liabilities in the consolidated balance sheets, in total $3,844,440 (C$5,197,999).

As noted above, on November 3, 2023, the funds held in escrow, in the amount of $924,500 (C$1,250,000), were released to PACE (now Alterna Savings and Credit Union Limited "Alterna") and Alterna released all security it held to the Company.

The Company continues to be responsible in replacing the letter of credit previously held by PACE in favor of the MECP which is in the amount of $482,117 ($C637,637). The MECP is accepting an amount of $110,759 ($C146,487) until the Company provides details supporting the revised financial assurance.

For the year ended December 31, 2023, $70,615 (C$95,297) (2022-$357,038; C$464,168), in interest was incurred on the PACE long-term debt. As at December 31, 2023, $nil (C$nil) (2022-$288,407; C$390,636) in accrued interest is included in accrued liabilities in the consolidated balance sheets

(c) Mortgages

i.	The Company obtained a 1st mortgage provided by private lenders to finance the acquisition of the shares of 1684567 and to provide funds for additional financing needs, including additional lands, received in four tranches totaling $3,931,720 (C$5,200,000) (December 31, 2022-$3,839,160; C$5,200,000). The fourth tranche was received on August 13, 2021 in the amount of $1,402,770 (C$1,900,000) and a portion of this fourth tranche, $1,368,759 (C$1,853,933), was used to fund a portion of the purchase of the first Hamilton Property on August 17, 2021. The 1st mortgage was repayable interest only on a monthly basis at an annual rate of the higher of the Royal Bank of Canada's prime rate plus 6.05% per annum and 10% per annum with a maturity date of December 1, 2023. The Company continued to be charged at the rate of 10% per annum. On December 1, 2023, the 1st mortgage was renewed with a new maturity date of June 1, 2024 and a fixed interest rate of 13% per annum. On renewal, the 1st mortgage was increased by $314,749 (C$416,280) to account for increased interest based on the previous variable rate, three months of prepaid interest and a financing fee. The 1st mortgage is secured by the shares held of 1684567, a 1st mortgage on the premises located at 704 Phillipston Road, Roslin (near Belleville), Ontario, Canada and a general assignment of rents. Financing fees on the 1st mortgage totaled $344,342 (C$455,419). As at December 31, 2023 $44,555 (C$58,928) (December 31, 2022-$31,555; C$42,740) of accrued interest is included in accrued liabilities in the consolidated balance sheets. In addition, as at December 31, 2022 there is $32,764 (C$43,333) (December 31, 2022-$56,409; C$76,404) of unamortized financing fees included in long-term debt in the consolidated balance sheets.

ii.	On March 1, 2023, the Company obtained a 2nd mortgage in the amount of $1,134,150 (C$1,500,000) bearing interest at the annual rate of 12%, repayable monthly, interest only with a maturity date of March 1, 2024, secured as noted under (c) i above. The Company incurred financing fees of $45,366 (C$60,000). As at December 31, 2023 $11,187 (C$14,795) (December 31, 2022-$nil; C$nil) of accrued interest is included in accrued liabilities in the interim condensed consolidated balance sheets. In addition, as at December 31, 2023 there is $7,457 (C$9,863) of unamortized financing fees included in long-term debt in the consolidated balance sheets.

iii.	On November 2, 2023, the Company completed the purchase of additional land, consisting of a 2.03-acre site in Hamilton, Ontario, Canada for $2,292,760 (C$3,100,000), prior to an additional disbursement of $44,213 (C$58,475) representing land transfer tax. The Company obtained a vendor take-back mortgage in the amount of $1,479,200 (C$2,000,000) bearing interest at 7% annually, payable monthly, interest only and maturing November 2, 2025. An additional mortgage, as noted below under paragraph (c) iv, was arranged to complete the purchase.

iv.	In connection with the purchase of additional land noted above under paragraph (c) iii above, a 2nd mortgage was obtained in the amount of $793,905 (C$1,050,000) bearing interest at 13% annually, payable monthly interest only and secured by a 3rd mortgage on the property in Belleville, Ontario, Canada.

v.	On December 14, 2023, the Company made arrangements to repay the previous 1st mortgage on the first property purchased in Hamilton, Ontario, Canada on August 17, 2021, for a new 1st mortgage in the amount of $1,688,597 ($C2,233,298) with new creditors. The original 1st mortgage was a vendor take back mortgage, as noted below under paragraph (c) vi.

vi.	On August 17, 2021, the Company obtained a vendor take-back 1st mortgage in the amount of $1,476,600 (C$2,000,000), on the purchase of the first property in Hamilton, Ontario, Canada. The 1st mortgage bore interest at an annual rate of 2% per annum, was repayable monthly interest only and had a maturity date of August 17, 2023 and was secured by the assets on this first property in Hamilton, Ontario, Canada. As noted under paragraph (c) v above, this mortgage was repaid on the transfer to the new creditors.

For the year ended December 31, 2023, $718,535 (C$969,683) (2022-$430,772; C$560,026) in interest was incurred on the mortgages payable.

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

On April 27, 2020, the Company received a total of $60,488 (C$80,000) and on December 17, 2020 a further $15,122 (C$20,000) under this program, from its Canadian chartered bank.

Under the initial term date of the loans, which is detailed in the CEBA term loan agreements, the amounts were due on December 31, 2022 and are interest-free. If the loans were not repaid by December 31, 2022, the Company could make payments, interest only, on a monthly basis at an annual rate of 5%, under the extended term date, beginning January 1, 2023, maturing December 31, 2025.

The CEBA term loan agreements were amended by extending the interest free repayment date by one year to December 31, 2023. If paid by January 18, 2024 or 30% $22,683 (C$30,000), of the loans would be forgiven. Repayment terms on the extended period were unchanged. The loans were repaid subsequent to the year-end on January 9, 2024 and January 11, 2024 and the forgiven amount was as noted above.

(e) Financings Related to Obligations Under Capital Lease

The Company has one remaining lease obligation under capital lease for machinery and equipment at their waste management and composting facility, as noted below:

(i)	The lease agreement for certain equipment for the Company's organic waste processing and composting facility at a cost of $294,614 (C$389,650), is payable in monthly blended installments of principal and interest of $5,181 (C$6,852), plus applicable harmonized sales taxes for a period of fifty-nine months plus an initial deposit of $14,706 (C$19,450) plus applicable harmonized sales taxes and an option to purchase the equipment for a final payment of a nominal amount of $76 (C$100) plus applicable harmonized sales taxes on February 27, 2025. The leasing agreement bears interest at the rate of 3.59% annually, compounded monthly, due January 27, 2025.

For the year ended December 31, 2023, $3,687 (C$4,976) (2022-$4,762; C$6,191) in interest was incurred.

(f) Other

On April 8, 2021, the Company took delivery of a truck and hauling trailer for a total purchase price of $165,085 (C$218,338) plus applicable harmonized sales taxes. The purchase was financed by a bank term loan of $151,220 (C$200,000), over a forty-eight-month term, bearing interest at 4.95% per annum with monthly blended instalments of principal and interest payments of $3,706 (C$4,901) due April 7, 2025.

For the year ended December 31, 2023, $3,238 (C$4,369) (2022-$5,500; C$7,150) in interest was incurred.

During the year ended December 31, 2022, the Company raised $380,971 (2022-$907,760), in a private placement on the issuance of 1,536,582 (2022-4,444,041) common shares of the Company.

During the year ended December 31, 2023, the director's company, Travellers, converted a total of $278,845 (C$372,483) (2022- $nil; C$nil) of loans provided during the year and $300,156 (C$406,800) (2022-$33,371; C$45,200) of accounts payable owing to Travellers for 2,911,852 (2022-193,778) common shares. For the year ended December 31, 2023, $nil (C$nil) (2022-$518; C$674) of interest was incurred on loans from the CFO which were repaid during the year.

On January 9, 2024, the Company received a loan in the amount of $249,263 (C$329,670) from Haute Inc., an Ontario company controlled by the CEO. The proceeds received on January 9, 2024 net of capitalized interest for six months and a financing fee amounted to $226,830 (C$300,000).

On January 15, 2024, Travellers International Inc. ("Travellers"), an Ontario company controlled by a director and chief executive officer (the "CEO"), converted a total of $102,527 (C$135,600) of accounts payable owing for 809,044 common shares of the Company.

On April 2, 2024, the Company received funds in the amount of $148,217 (C$196,028), on a 4 th mortgage in the amount of $244,815 (C$323,786) net of unpaid interest, a financing fee and six months of capitalized interest, on the Company's waste processing and composting facility in Belleville, Ontario, Canada.

On April 15, 2024, the Company received proceeds of $100,500, net of an original issue discount of 10% and disbursements, on a new convertible promissory note in the principal amount of $120,000.

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

On September 21, 2022, the Company announced that its wholly owned subsidiary SusGlobal Energy Belleville Ltd. ("SusGlobal Belleville") has generated its first Verified Emission Reductions and Removals ("VERRs") and sold its first carbon credits as part of the Anew™ SusGlobal Belleville Composting Offset Project in Ontario (the "Project"). The Project generated approximately 137,000 VERRS from 2017 through 2022 with an approximate market value of between $3.78 (C$5.00) and $7.56 (C$10.00) per VERR. Up to the date of this filing, the Company has sold 42,302 VERRS. The Project report was submitted to the GHG CleanProjects® Registry, a business unit of the Standards Division of the Canadian Standards Association ("CSA"). The Project is part of the Offset Development and Marketing Agreement with Anew Canada ULC (formerly known as Blue Source Canada ULC) ("Anew Canada") for developed and marketed greenhouse gas ("GHG") offset credits from the Company's 49-acre Organic & Non-Hazardous Waste Processing & Composting Facility in Belleville, Ontario.

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

Organic Composting Facility- As noted above, the Company's organic waste processing and composting facility, located in Belleville, Ontario Canada, has ECAs in place to accept up to 70,000 MT of waste annually and is currently in operation. Certain assets of the organic waste processing and composting facility, including the ECAs for the waste transfer station (not yet built), were acquired by the Company on September 15, 2017, from the Receiver for Astoria, under the asset purchase agreement (the"APA"). The Company charges tipping fees for the waste accepted at the organic waste composting facility based on arrangements in place with the customers and the type of waste accepted. Typical waste accepted includes, SSO, leaf and yard, food, liquid, paper sludge and biosolids. During the year ended December 31, 2023, tipping fees ranged from $51 (C$69) to $118 (C$159) per MT.

The Company owns a 41,535 square foot facility (approximately 27% complete) on 5.29 acres in Hamilton, Ontario (the "Hamilton Facility"), which includes an Environmental Compliance Approval to process 65,884 MT per annum of organic waste, 24 hours per day 7 days a week. The facility has been designed to produce, distribute and warehouse the Company's SusGro™ organic liquid fertilizer and other products that are anticipated to be provided under private label and to be sold through big box retailers, consumer lawn and garden suppliers, and for end use to the wine, cannabis and agriculture industries. With the addition of a further 11,000 square feet of office space and R&D labs, the Hamilton facility will also house the continued development of SusGlobal's proprietary formulations and branded liquid and dry organic fertilizers.

Market Opportunity

Industry Overview

Sustainable solutions to processing organic waste streams and diverting them from landfills to reduce GHG provides an opportunity for the infrastructure which SusGlobal operates with the ECA's attached to the Company's facilities. As more governments legislate and mandate that no organic wastes are to be landfilled as part of a climate change initiative SusGlobal can process these waste streams and produce regenerative products as part of the Company's Circular Economy initiative.

Industry Trends

The organic fertilizer market is expected to grow at a compounded annual growth rate. The major drivers for this market are increasing consumption of organic food and products such as cannabis, wine and favorable government rules and regulations. SusGlobal produces a dry organic compost currently and expects to produce an organic liquid pathogen-free fertilizer at its Hamilton Facility to meet the growing demand in this market.

Operating Businesses and Revenue

The Company has five wholly owned and active subsidiaries: SusGlobal Energy Canada Corp., SusGlobal Energy Canada I Ltd., SusGlobal Energy Belleville Ltd., SusGlobal Energy Hamilton Ltd. and 1684567 Ontario Inc. The Company currently has five full-time employees and two independent contractors. Of the five full-time employees, three are employed in management and administrative positions, and the balance in operations. The two independent contractors provide services in management positions. None of our employees are covered by collective bargaining agreements.

We operate the following businesses:

•	Environmental Compliance Approvals: The Company owns the Environmental Compliance Approvals (the "ECAs") issued by the MECP from the Province of Ontario, in place to accept up to 70,000 MT of waste annually from the provinces of Ontario, Quebec and from New York state, and to operate a waste transfer station with the capacity to process up to an additional 50,000 MT of waste annually. Once built, the location of the waste transfer station will be alongside the organic waste processing and composting facility which has been operating in Belleville, Ontario, Canada. The Company owns the Environmental Compliance Approvals (the "ECAs") issued by the MECP from the Province of Ontario, in place to accept up to 65,884 MT of waste annually from the province of Ontario at the facility located in Hamilton, Ontario, Canada.

•	Waste Transfer Station: Access to the waste transfer station is critical to haulers who collect waste in areas not in close proximity to disposal facilities where such disposal continues to be permitted. Tipping fees charged to third parties at waste transfer stations are usually based on the type and volume or weight of the waste deposited at the waste transfer station, the distance to the disposal site, market rates for disposal costs and other general market factors.

•	Organic Composting Facility: As noted above, the Company's organic waste processing and composting facility, located in Belleville, Ontario Canada, has ECAs in place to accept up to 70,000 MT of waste annually and is currently in operation. Certain assets of the organic waste processing and composting facility, including the ECAs for the waste transfer station (not yet built), were acquired by the Company on September 15, 2017, from the Receiver for Astoria, under an APA. The Company charges tipping fees for the waste accepted at the organic waste composting facility based on arrangements in place with the customers and the type of waste accepted. Typical waste accepted includes, SSO, leaf and yard, food, liquid, paper sludge and biosolids. As noted above, once operations commence, anticipated to be mid-year 2025, in the Hamilton Facility (purchased on August 17, 2021) and located in Hamilton, Ontario, Canada, will have the capacity to process 65,884 MT of waste annually to produce an organic liquid fertilizer.

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

The direct costs of our revenue consist primarily of employee costs, utilities, various equipment and automotive-related expenses, landfilling costs and depreciation.

Our Strengths

SusGlobal has the expertise, proprietary processes, technologies, the environmental compliance approvals and permits to operate and process high volumes of organic waste streams to produce proprietary regenerative products and sell in a high demand market.

Our Growth Strategy

SusGlobal owns two (2) processing and production properties, one of which is under renovation (approximately 27% complete), as part of a regional model and strategy which the Company expects will be exported to other municipalities in North America and globally. The processing facilities, one of which is under renovation, have production lines, warehouses, research and development and offices. The Company will continue to acquire, develop and monetize proprietary technologies and processes in the waste to regenerative products globally, focusing on implementing a robust intellectual property strategy. The Company will invest in research and development to bring more products to market and increase revenue and cash flow by increasing output, higher production speeds and overall efficiency of all segments of our business.

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

Competition

Many of our current and potential competitors are well established and have longer operating histories, significantly greater financial and operational resources and name recognition. Although some of our competitors have been in business for over 100 years, we believe that with our diverse product line, current and expected, better efficiencies resulting in lower wholesale cost of sales, we could obtain a large market share and continue to generate sales growth and compete in the industry. The principal competitive factors in all our product markets are technical features, quality, availability, price, customer support and distribution coverage. The relative importance of each of these factors varies depending on the region. We believe using our expected direct store distribution model nationwide will open significant opportunities for growth.

The markets in which we operate currently and, in the future, can be generally categorized as highly competitive. To maximize our competitive advantages, we expect to continue to expand our product portfolio to capitalize on market trends, changes in technology and new product releases.

Intellectual Property

The protection of our intellectual property is an essential aspect of our business. We own our domain names and trademarks relating to our website's design and content, including our brand name and various logos and slogans. We rely upon a combination of trademarks, trade secrets, copyrights, confidentiality procedures, contractual commitments and other legal rights to establish and protect our intellectual property. We generally enter into confidentiality agreements and invention or work product assignment agreements with our employees and consultants to control access to and clarify ownership of our processes, documentation, and other proprietary information.

As of the date of this filing, we held 4 registered trademarks in the United States. Trademarks include the terms SUSGLOBAL®, CARING FOR EARTH'S JOURNEY®, EARTH'S JOURNEY®, LEADERS IN THE CIRCULAR ECONOMY®. Our SUSGRO trademark application had been opposed but has since been withdrawn by The Scotts Miracle-Gro Company (NYSE: SMG) and is now being registered for use by the Company.

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

Employees

As noted above, we currently have five full time employees (four on December 31, 2023), and two independent contractors. Of the five current full-time employees, three are employed in management and administrative positions, and the balance in operations. The two independent contractors provide services in management positions. None of our employees are covered by collective bargaining agreements.

Financial Assurance and Insurance Obligations

Financial Assurance

Municipal and governmental waste service contracts generally require contracting parties to demonstrate financial responsibility for their obligations under the contract. Financial assurance is also a requirement for (i) obtaining or retaining disposal site or waste transfer station operating permits; and (ii) estimated post-closure and environmental remedial obligations at our operations. We have established financial assurance using letters of credit and/or deposits with the municipalities. The type of assurance used is based on several factors, most importantly: jurisdiction, contractual requirements, market factors and availability of credit capacity.

As required by the MECP, on a tri-annual basis, the financial assurance is reviewed and updated. The financial assurance requested by the MECP was updated to $482,117 (C$637,637) and now reduced to $110,759 (C$146,487) as the Company is in the process of resubmitting its financial assurance estimates submission to the MECP, through the assistance of an environmental consultant. The Company has not yet provided this financial assurance, which was to replace the previous financial assurance provided by PACE that expired on September 30, 2023.

Insurance

We have in the past carried a broad range of insurance coverages, which may include general liability, automobile liability, workers' compensation, real and personal property, directors' and officers' liability, environmental and pollution legal liability and other coverages we believe are customary to the industry. Our exposure to loss for insurance claims is generally limited to the per-incident deductible under the related insurance policy. The impact of any known casualty, property, environmental or other contingency may have a material impact on our financial condition, results of operations or cash flows. As a result of the lack of funding we have not been able to provide complete insurance coverage or self-insure for the current year.

Regulation

Our business is subject to extensive and evolving federal, provincial and local environmental, health, safety and transportation laws and regulations. These laws and regulations are administered by the MECP, Environment Canada, and various other federal, provincial and local environmental, zoning, transportation, land use, health and safety agencies in Canada. Many of these agencies regularly examine our operations to monitor compliance with these laws and regulations and have the power to enforce compliance, obtain injunctions or impose civil or criminal penalties in case of non-compliance. During 2020 and 2023, the MECP has carried out inspections of our waste processing and composting facility to address certain items of non-compliance with our ECAs. These inspections and orders issued by the MECP have and will result in significant expenditures to begin addressing the items of non-compliance. Some of the corrective action includes certain sampling, testing, removal of excess waste from the facility and addressing the water level in the facility's stormwater pond which far exceeds the required level as stipulated in its ECA. The Company has completed some of the corrective action and communicates regularly with the MECP and will continue with the remaining corrective action through 2024. As at December 31, 2023, the Company has accrued the estimated costs totaling $2,153,214 (C$2,847,790 (2022-$667,635 (C$904,287) in connection with the corrective action.

An offence notice for exceeding odor units was filed by the MECP on the Company in the prior year. A proceeding was held remotely on March 21, 2022, at a Provincial Offence Court and was adjourned to April 11, 2022, to address and accept a Crown resolution offer of fines assessed by the MECP, in the amount of $99,520 (C$131,255). On May 16, 2022 the Company agreed to accept the Crown resolution offer and fine in the amount of $99,620 (C$131,255). This amount is included under accounts payable on the consolidated balance sheets.

Since the primary mission of our business is to manage solid and liquid waste hauled to our organic waste processing and composting facility in an environmentally sound manner, our capital expenditures are related, either directly or indirectly, to environmental protection measures, including compliance with federal, provincial and local rules. There are costs associated with siting, design, permitting, operations, monitoring, site maintenance, corrective actions, financial assurance, and facility closure and post-closure obligations. With acquisition, development or expansion of a waste management or waste transfer station, we must often spend considerable time, effort and money to obtain or maintain required permits and approvals. There are no assurances that we will be able to obtain or maintain required governmental approvals. Once obtained, operating permits are subject to renewal, modification, suspension or revocation by the issuing agency. Compliance with current regulations and future requirements could require us to make significant capital and operating expenditures. However, most of this expenditure is made in the normal course of business and does not place us at any competitive disadvantage.

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

We are subject to the FCPA, which generally prohibits U.S. companies and their intermediaries from making corrupt payments to foreign officials for the purpose of obtaining or keeping business or otherwise obtaining favorable treatment and requires companies to maintain certain policies and procedures. Certain jurisdictions in which we conduct business may be at a heightened risk for corruption, extortion, bribery, pay-offs, theft and other fraudulent practices. Under the FCPA, U.S. companies may be held liable for actions taken by their strategic or local partners or representatives. If we, or our intermediaries, fail to comply with the requirements of the FCPA, or similar laws of other countries, governmental authorities in the United States or elsewhere, as applicable, could seek to impose civil and/or criminal penalties, which could damage our reputation and have a material adverse effect on our business, financial condition and results of operations.

We are not insured against all potential risks.

To the extent available and where financially possible, we maintain insurance coverage that we believe is customary in our industry. Such insurance does not, however, provide coverage for all liabilities, including certain hazards incidental to our business, and we cannot assure you that our insurance coverage will be adequate to cover claims that may arise or that we will be able to maintain adequate insurance at rates we consider reasonable. As a result of the lack of funding we have not been able to provide complete insurance coverage for the current year.

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

We have a history of net losses, and we expect to incur additional losses.

In each year since our inception, we have incurred losses and have generated in total, since inception, only $6,262,852 in revenue. For the year ended December 31, 2023, net losses attributable to common stockholders aggregated $8,225,334 (2022-$12,010,548) and at December 31, 2023, the Company's accumulated deficit was $38,570,531 (2022-$30,345,197). We expect to incur further losses in the development of our business. We cannot assure you that we can achieve profitable operations in any future period.

Our independent registered public accounting firms' report contains an explanatory paragraph that expresses substantial doubt as to our ability to continue as a going concern.

Although our consolidated financial statements have been prepared assuming we will continue as a going concern, our independent registered public accounting firm in their report accompanying our consolidated financial statements as of and for the years ended December 31, 2023 and 2022, expressed substantial doubt as to our ability to continue as a going concern as of December 31, 2023 and as of December 31, 2022, as a result of our operating losses since inception, because the Company expects to incur further losses in the development of its business and the Company's ability to settle its current liabilities owing to service providers and creditors. The inclusion of a going concern explanatory paragraph may make it more difficult for us to secure additional financing or enter into strategic relationships on terms acceptable to us, if at all, and may materially and adversely affect the terms of any financing that we may obtain.

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

Stringent government regulations at the federal, state, provincial and local level in the U.S. and Canada have a substantial impact on our business, and compliance with such regulations is costly. A large number of complex laws, rules, orders and interpretations govern environmental protection, health, safety, land use, zoning, transportation and related matters. Among other things, governmental regulations and enforcement actions may restrict our operations and adversely affect our financial condition, results of operations and cash flows by imposing conditions such as:

• limitations on constructing a new waste transfer station, recycling or processing facilities or on expanding existing facilities;

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

We also have a significant financial obligation relating to closure, post-closure and environmental remediation at our existing facility. This obligation will need to be supported by a letter of credit in favor of the MECP, which the Company has not been able to satisfy as at December 31, 2023 and as at the date of this filing. Environmental regulatory changes could accelerate or increase such costs, requiring our expenditure to materially exceed our current letter of credit.

Our operations are subject to environmental, health and safety laws and regulations, as well as contractual obligations that may result in significant liabilities.

There is a risk of incurring significant environmental liabilities in the acceptance, use and storage of waste materials. Under applicable environmental laws and regulations, we could be liable if our operations cause environmental damage to our property or to the property of other landowners, particularly as a result of the contamination of air, drinking water or soil. Under current law, we could also be held liable for damage caused by conditions that existed before we acquired our current facility. This risk is of particular concern as we execute our growth strategy, partially though acquisitions, because we may be unsuccessful in identifying and assessing potential liabilities during our due diligence investigations. Further, the counterparties in such transactions may be unable to perform their indemnification obligations owed to us. Additionally, we could be liable if we arrange for the transportation and acceptance at our facility of hazardous substances that cause environmental contamination, or if a predecessor owner made such arrangements and, under applicable law, we are treated as a successor to the prior owner. Any substantial liability for environmental damage could have a material adverse effect on our financial condition, results of operations and cash flows.

The Company has recently experienced an outflow of leachate impacted water from its stormwater pond into the City of Belleville's roadside ditch. The Company is working with its environmental consultants and its Canadian legal counsel to assess the damage caused, remediate this occurrence and report regularly to the MECP.

On or around November 27, 2023 and March 6, 2024, the Company experienced an outflow of leachate impacted water from its stormwater pond into the City of Belleville's roadside ditch and has continued to periodically overflow. The Company is working with its environmental consultants and its Canadian legal counsel to assess the damage caused, remediate this occurrence and report regularly to the MECP.

As a result of an order issued by the Ministry of Labour, Immigration, Training and Skills Development, specifically relating to high ammonia levels in one of the Company's composting buildings, the Company ceased accepting waste after January 10, 2024, to address this and other compliance matters issued by the MECP. The Company also received orders from the MECP to address repairs, the clean-up of unusable waste on site, re-habilitating its stormwater management system and other matters. Management anticipates these matters will take several months to complete, will require significant investment, and are dependent on the Company securing funding. We believe that our operating property, vehicle and equipment had been adequately maintained but will require significant investment to carry out repairs and improvements as ordered by the MECP. This will also include replacement of certain equipment at the Company's Belleville waste processing and composting facility.

In the ordinary course of our business, we may in the future become involved in legal and administrative proceedings relating to land use and environmental laws and regulations. These include proceedings in which:

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

Our business is directly affected by changes in national and general economic factors that are outside of our control, including consumer confidence, interest rates and access to capital markets. A weak economy generally results in decreased consumer spending and decreases in the volume of waste generated, which decreases our revenues. In addition, we have a relatively high fixed-cost structure, which is difficult to quickly adjust to match shifting volume levels. Consumer uncertainty and the loss of consumer confidence may limit the number or number of services requested by customers. Economic conditions may also limit our ability to implement our pricing strategy. For example, many of our contracts have price adjustment provisions that are tied to an index such as the Consumer Price Index, and our costs may increase in excess of the increase, if any, in the Consumer Price Index.

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

We may experience problems with the operation of our current information technology systems or the technology systems of third parties on which we rely, as well as the development and deployment of new information technology systems, which could adversely affect, or even temporarily disrupt, all or a portion of our operations until resolved. Inabilities and delays in implementing new systems can also affect our ability to realize projected or expected cost savings.

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

While we seek to minimize our exposure to such risks through comprehensive training, compliance and response and recovery programs, as well as vehicle and equipment maintenance programs, if we were to incur substantial liabilities in excess of any applicable insurance, our business, results of operations and financial condition could be adversely affected. Any such incident could also tarnish our reputation and reduce the value of our brand. Additionally, a major operational failure, even if suffered by a competitor, may bring enhanced scrutiny and regulation of our industry, with a corresponding increase in operating expenses.

We have substantial financial assurance and insurance requirements and increases in the costs of obtaining adequate financial assurance, or the inadequacy of our insurance coverage, could negatively impact our liquidity and increase our liabilities.

The amount of insurance we are required to maintain for environmental liability is governed by statutory requirements. We believe that the cost for such insurance is high relative to the coverage it would provide and therefore, our coverages, wherever possible, are generally maintained at the minimum statutorily required levels. We face the risk of incurring additional costs for environmental damage if our insurance coverage is ultimately inadequate to cover that damage. The inability of our insurers to meet their commitments in a timely manner and the effect of significant claims or litigation against insurance companies may subject us to additional risks. To the extent our insurers are unable to meet their obligations, or our own obligations for claims are more than we estimated, there could be a material adverse effect to our financial results. As a result of the lack of funding we have not been able to provide complete insurance coverage for the current year.

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

Additionally, as of December 31, 2023, we have $nil (C$nil) (2022-$7,285,747; C$9,868,274) of debt that is exposed to changes in market interest rates within the next 12 months. The Company has not been able to obtain a letter of credit for the new financial assurance with the MECP in the amount of $482,117 (C$637,637) and currently reduced to $110,759 (C$146,487), subject to the Company re-submitting its financial assurance re-evaluation. If interest rates increase, our interest expense would also increase, increasing our net losses and decreasing our cash flow.

As at December 31, 2023, and the date of this filing, the Company did not have any revolving credit facility to support cash flow requirements. As a result of defaults on our convertible promissory notes we could be required to immediately repay such debt which we may not be able to do. Additionally, any such default may cause a default under many of our other credit agreements and debt instruments. Without waivers from lenders party to those agreements, and/or the availability of other financing, either debt or equity, any such default would have a material adverse effect on our ability to continue to operate.

The seasonal nature of our business and severe weather events may cause our results to fluctuate, and prior performance is not necessarily indicative of our future results.

Our operating revenues tend to be somewhat higher in the summer months, primarily due to the higher organic compost sales and higher leaf and yard waste volumes. The volumes of industrial and residential waste in certain regions where we operate also tend to increase during the summer months. Our second and third quarter revenues and results of operations typically reflect these seasonal trends.

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

We may experience adverse impacts on our reported results of our operations as a result of adopting new accounting standards or interpretations.

Our implementation of and compliance with changes in accounting rules, including new accounting rules and interpretations, could adversely affect our reported financial position or operating results or cause unanticipated fluctuations in our reported operating results in future periods.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal executive office is in Toronto, Ontario, Canada. We lease this property from an Ontario company controlled by the CEO of the Company, who is also executive chairman, president and a director. This lease expired on December 31, 2019. The Company is currently on a month-to-month lease. Prior to the business acquisition of May 2019, we leased the land on which our waste processing and composting facility is situated, near Belleville, Ontario, Canada. This property is now owned by one of the Company's wholly owned subsidiaries, 1684567 Ontario Inc., and the Company does not expend funds to satisfy this lease, as the Company is now both the landlord and the tenant.

We believe that our operating property, vehicle and equipment had been adequately maintained but will require significant investment to carry out repairs and improvements as ordered by the MECP. This will also include replacement of certain equipment at the Company's waste processing and composting facility.

For more information, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations included within this report.

Item 3. Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. We are not currently aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition, or operating results, other than the following:

The Company has a claim filed against it for unpaid legal fees, in the amount of $49,329 (C$65,241). The unpaid fees are included in accounts payable in the consolidated balance sheets.

On October 4, 2023, an action was launched by one of the October 2021 Investors, who claimed he was owed $1,300,000 plus accrued interest. The principal balance in the accounts and noted under convertible promissory notes, note 12(a) is $1,645,337, including accrued interest of $345,337, which is after conversions of $318,100 during 2022 and 2023. The Company has disclosed the fair value of this convertible promissory note as $2,404,558. The Company intends to repay the balance owed when it is financially able to do so.

On or around November 27, 2023 and March 6, 2024, the Company experienced an outflow of contaminated water from its stormwater pond into the City of Belleville's roadside ditch and has continued to periodically overflow. The Company is working with its environmental consultants and its Canadian legal counsel to assess the damage caused, remediate this occurrence and report regularly to the MECP.

As a result of an order issued by the Ministry of Labour, Immigration, Training and Skills Development, specifically relating to high ammonia levels in one of the Company's composting buildings, the Company ceased accepting waste after January 10, 2024, to address this and other compliance matters issued by the MECP. The Company also received orders from the MECP to address repairs, the clean-up of unusable waste on site, re-habilitating its stormwater management system and other matters. Management anticipates these matters will take several months to complete, will require significant investment, and are dependent on the Company securing funding. We believe that our operating property, vehicle and equipment had been adequately maintained but will require significant investment to carry out repairs and improvements as ordered by the MECP. This will also include replacement of certain equipment at the Company's Belleville waste processing and composting facility. The Company has recently experienced an outflow of contaminated water from its stormwater pond, which spilled over into the City of Belleville's roadside ditch. The Company is working with its environmental consultants and its Canadian legal counsel to assess the damage caused, remediate this occurrence and report regularly to the MECP.

The Company has a claim filed against it for unpaid Hydro Bills at the Company's wholly owned Belleville, Ontario facility in the amount of $378,278 (C$500,302). The unpaid bills are included in accounts payable in the consolidated balance sheets.

In addition, as of November 17, 2023 the Company received an amended claim against it in 2023 by Tradigital Marketing Group “Tradigital”), in the sum of US$219,834.17 in owed fees plus the difference in stock price, 300,000 common shares of the Company, plus attorney fees and expenses. The case went to arbitration on March 11, 2024 and the Company defended its position. On April 4, 2024, the International Centre for Dispute Resolution indicated that no additional evidence is to be submitted and the hearings are declared closed as of April 29, 2024.The tribunal will endeavor to render the final decision within the timeframe provided for in the rules. Management agrees that outstanding fees are only in the amount of US$30,000, which was agreed to by the parties in earlier communications and through various e-mail correspondence. In addition, the management has no issue with the outstanding common shares to be provided to the claim and totaling 300,000. Management believes that the additional claim amount of US$189,834.17 is without merit. On April 26, 2024, the arbitrator for this claim awarded Tradigital the sum of $118,170 which has been accrued by the Company and the remaining 250,000 were not required to be issued by the Company.

On April 1, 2024, the Company received notice of a complaint filed against it by the March 3, 2022 Investor, seeking damages of no less than $4,545,393. The Company has thirty calendar days to respond and on April 30, 2024, the Company was able to extend the time to respond with opposing counsel a further fifteen days. The Company has been unable to retain counsel to represent it in this matter. The full amount of the complaint net of the principal and interest included under this convertible promissory note, has been included in accrued liabilities.

Item 4. Mine Safety Disclosures.

The Company has no reporting to provide relative to information concerning mine safety and other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity

Market Price of Common Stock

Our common stock is quoted on the OTCQB marketplace run by OTC Markets Group, Inc. under the symbol "SNRG". As of the date of this filing, the number of stockholders of record was ninety-eight (98). This does not include persons whose stock is in nominee or "street name" accounts through brokers.

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

There were no declared dividends in 2023 and since incorporation. Future decisions to pay cash dividends are at the discretion of our Board of Directors. It is our intention to retain any future profits for use in the development and expansion of our business and for general corporate purposes.

Unregistered Sales of Equity Securities and Use of Proceeds.

During the year ended December 31, 2023, the Company issued a total of 10,297,561 Common Stock for non-cash proceeds and 1,536,582 for cash proceeds, as follows:

• 500,000 common shares were issued for proceeds previously received.

• 3,100,000 common shares were issued to officers and 20,000 to an employee.

• 100,000 common shares were issued to a director.

• 2,911,852 common shares were issued on the conversion of related party debt and account payable to equity.

• 1,650,709 common shares were issued on the conversion of debt to equity.

• 2,015,000 common shares were issued for professional and other services.

• 1,536,582 common shares issued on private placement for proceeds of $380,971.

The securities above were offered and sold pursuant to an exemption from the registration requirements under Section 4(a)(2) of the Securities Act since, among other things, the transactions did not involve a public offering.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This section includes a discussion of our results of operations for the years ended December 31, 2023 and 2022. This discussion may contain forward-looking statements that anticipate results based on management's plans that are subject to uncertainty. We discuss in more detail various factors that could cause actual results to differ materially from expectations in Item 1A. Risk Factors. The following discussion should be read considering those disclosures and together with the Consolidated Financial Statements and the notes thereto.

Overview

Our Company's goals are targeted at serving our customers, our employees, the environment, the communities in which we work and our stockholders. Increasingly, customers want more of their waste materials recovered, while waste streams are becoming more complex, and our aim is to address the current needs, while anticipating the expanding and evolving needs of our customers.

CONSOLIDATED RESULTS OF OPERATIONS - FOR THE YEAR ENDED DECEMBER 31, 2023 COMPARED TO THE YEAR ENDED DECEMBER 31, 2022

	2023	2022
Revenue	$610,461	$720,055

Cost of Sales
Opening inventory	58,695	20,582
Depreciation	383,418	452,402
Direct wages and benefits	129,319	225,484
Equipment rental, delivery, fuel and repairs and maintenance	1,467,501	459,917
Utilities	115,331	45,575
Outside contractors	14,761	26,216
	2,169,025	1,230,176
Less: closing inventory	-	(58,695)
Total cost of sales	2,169,025	1,171,481

Gross loss	(1,558,564)	(451,426)

Operating expenses
Management compensation-stock- based compensation	230,400	240,450
Management compensation-fees	466,830	461,520
Professional fees	580,596	900,458
Marketing	122,978	991.383
Interest expense	830,797	799,716
Office and administration	508,144	338,136
Rent and occupancy	212,521	215,482
Insurance	43,034	79,158
Filing fees	42,490	80,926
Amortization of financing costs	115,175	109,765
Repairs and maintenance	22,771	(5,895)
Director compensation	71,579	57,690
Stock-based compensation	795,297	2,092,230
Foreign exchange (income) loss	(325,364)	971,641
Total operating expenses	3,717,248	7,332,660

Net Loss Before Other Loss	(5,275,812)	(7,784,086)
Other Expenses	(2,949,522)	(4,298,550)
Net Loss Before Income Taxes	(8,225,334)	(12,082,636)
Income Taxes Recovery	-	72,088
Net Loss	(8,225,334)	(12,010,548)

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

During the year, the Company generated $610,461 (2022-$720,055) of revenue from its organic composting facility and the garbage collection services, a decrease of $109,594 over the prior year. Most of the revenue from the organic composting facility relates to revenue from tipping fees charged for organic and other waste accepted at the facility and a lesser portion relating to the sale of organic compost processed at the facility. The Company also earned revenue from its garbage collection services of $nil (2022-$26,886), which it acquired effective May 24, 2019 on the purchase of 1684567. The Company ceased the garbage collection services in 2022 to focus on its waste processing and composting facility.

The reduction in revenue is primarily due to the drop in the sale of carbon credits, a drop of $70,750, from $131,020 in the year ending December 31, 2022 to $60,270 in the year ending December 31, 2023. The Company ceased providing garbage collection services in 2022.

In the operation of the waste processing and composting facility, the Company processes the organic and other waste received and produces the end product, compost. The cost of producing the compost totaled $2,169,025 for the current year ended December 31, 2023 compared to $1,171,481 for the prior year ended December 31, 2022, an increase of $997,544. The costs include equipment rental, delivery, fuel, repairs and maintenance, direct wages and benefits, depreciation, utilities and outside contractors. In addition, the Company estimated the inventory on hand at the end of the year for its organic compost to be $nil (2022-$58,695). These costs also include an estimate for the clean-up of certain waste as ordered by the MECP estimated to be $1,168,924. The increase in this estimate and the significant reduction in revenue significantly increased the gross loss during the year, compared to the prior year, an increase of $1,107,138.

Operating expenses decreased significantly by $3,615,412 from $7,332,660 for the year ended December 31, 2022 to $3,717,248 for the year ended December 31, 2023. The decrease was primarily the result of decreases in marketing expenses, stock-based compensation and the foreign exchange gain, explained in greater detail below.

During the year, the Company incurred management compensation expense in the form of fees $466,830 compared to $461,520 in the prior year ended December 31, 2022, an increase of $5,310, primarily due to the increase in the CFO's compensation for the year ended December 31, 2023. The management compensation in the form of stock-based compensation totaled $230,400 (2021-$240,450) during the year-ended December 31, 2023 relating to the Common Stock issued to the CEO and the CFO who were issued 3,000,000 and 100,000, respectively, of which 1,500,000 and 100,000 respectively, were vested, pursuant to their consulting agreements.

Professional fees decreased by $319,862 from $900,458 in the year ended December 31, 2022 to $580,596 in the year ended December 31, 2023, primarily due to reduced estimated costs for the 2023 audit, reviews and tax related services along with the absence of the engagement of certain service providers in the current year. Previously, the Company had engaged the services of a chartered professional accounting firm in 2021 for services in both 2021 and 2022 to assist management with various documentation and reporting matters and the valuation of the convertible promissory notes both in 2021 and for two quarters in 2022 along with engaging the services of a corporate valuation services firm in 2022 to assist management in the valuation of the convertible promissory notes for Q3 and for the year-end. In addition, in the prior year the Company incurred additional professional fees in connection with its S-1/A registration statement.

Marketing expenses were reduced by $868,405 from $991,383 in the prior year to $122,978 in the current year primarily due to the absence of a new marketing plan.

During the year, the Company incurred interest expenses of $830,797, an increase of $31,081 over the prior year's amount of $799,716. The increase is primarily due to the interest on the new mortgages for the new property purchase in Hamilton, Ontario, Canada and a true up by the mortgagees who decided to charge the company based on the variable interest rate on their mortgages when in the past they continued to charge at 10% from inception. This was offset by a reduction of the interest on the PACE debt obligations when a full and final release was finalized on March 28, 2023 and settled on November 3, 2023.

Office and administration increased by $170,008 from $338,136 in the prior year to $508,144 in the current year. This was primarily due to penalties charged by the mortgages on the extensions and amendments to certain mortgages.

Rent and occupancy expenses remained stable with a small decrease of $2,961 from $215,482 in the prior year to $212,521 in the current year.

Insurance expenses were reduced by $36,124 from $79,158 in the prior year to $43,034 in the current year as the Company did not renew certain policies.

Filing fees decreased by $38,436 from $80,926 in the prior year to $42,490 in the current year, primarily due to the absence of investor relations activities.

During the year, the amortization of financing costs increased by $5,410 from $109,765 in the prior year to $115,175 in the current year due primarily to the amortization of an additional financing costs in connection with new mortgages on the Hamilton, Ontario, Canada property and financing costs incurred on the extension of the maturity date on the 1st mortgage on the Company's Belleville Ontario, Canada facility.

Repairs and maintenance increased by $28,666 from a credit of $5,895 in the prior year to $22,771 in the current year primarily due to the absence of a credit on roof repairs incurred in the prior year at the Company's Toronto, Ontario, Canada office.

Director compensation increased by $13,889 from $57,690 in the prior year to $71,579 in the current year. The increase is due to the new independent director who joined the Board on February 18, 2023. Each independent director is entitled to a fee of $18,525 (C$25,000) annually. By December 31, 2023, the Company had four independent directors for whom the Company has accrued their annual fees. In addition, on March 1, 2023, the new independent director was awarded stock-based compensation consisting of 100,000 common shares of the Company, valued at $21,000, based on the trading price on the appointed date and included under stock-based compensation in the consolidted.es. This amount is disclosed as stock-based compensation in the consolidated statements of operations and comprehensive loss.

Stock-based compensation expense was reduced by $1,296,933 from a balance of $2,092,230 in the prior year to $795,297 in the year because of the absence of consulting agreements in the current year.

The foreign exchange loss reduced by $1,297,005 from a loss of $971,641 in the prior year to income of $325,364 in the current year due primarily to gains incurred on the translation and settlement of significant expenses and balances denominated in United States dollars during the year, including the convertible promissory notes, during a period in which the Canada dollar strengthened.

During the year, the Company recorded a loss on the revaluation of convertible promissory notes of in the amount of $3,059,969 compared to a loss of $4,048,550 net of the gain on extinguishment of convertible promissory notes) in the prior year. During the year the Company experienced an increase in the principal amounts for certain convertible promissory notes due to an amendment and defaults along with the impact of default interest accruing at 24% per annum for these notes. In addition, during the current year, the Company recorded a loss of $74,359 on the conversions of a convertible promissory note. Further, the Company settled outstanding debt obligations with PACE and recorded a gain on forgiveness of these debts in the amount of $2,925,467. The Company also recorded a provision for a loss of a deposit for a future acquisition in the amount of $148,200, a provision for loss on a claim by Tradigital in the amount of $58,097 and a provision for loss on a lawsuit against the Company by the investor of the March 3, 2023 Investor Note in the amount of $2,534,364.

Also, in the prior year, the Company recorded an amount of $250,000 for the accrued settlement payment for the release of services of a party for an underwriting offering dated March 23, 2022 and amended May 23, 2022. Overall, the other expenses decreased by $1,349,028.

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

Stock-based compensation

The Company records compensation costs related to stock-based awards in accordance with ASC 718, Compensation-Stock Compensation, whereby the Company measures stock-based compensation cost at the grant date based on the estimated fair value of the award. Compensation cost is recognized on a straight-line basis over the requisite service period of the award. Where necessary, the Company utilizes the Black-Scholes option-pricing model to estimate the fair value of stock options granted, which requires the input of highly subjective assumptions including: the expected option life, the risk-free rate, the dividend yield, the volatility of the Company's stock price and an assumption for employee forfeitures. The risk-free rate is based on the U.S. Treasury bill rate at the date of the grant with maturity dates approximately equal to the expected term of the option. The Company has not historically issued any dividends and does not expect to in the near future. Changes in any of these subjective input assumptions can materially affect the fair value estimates and the resulting stock- based compensation recognized. The Company has not issued any stock options and has no stock options outstanding at December 31, 2023.

Indefinite Asset Impairments

The Company evaluates the intangible assets for impairment annually in the fourth quarter or when triggering events are identified and whether events and circumstances continue to support the indefinite useful life using Level 3 inputs. As at December 31, 2023 and December 31, 2022, the Company had no indefinite assets on its consolidated balance sheets.

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

At December 31, 2023, the Company tested the long-lived assets for impairment to determine whether the carrying value exceeded the fair value. The Company used quoted market values and independent appraisals of its long-lived assets and determined that no impairment loss was required to be recognized.

Liquidity and Capital Resources

As at December 31, 2023, the Company had a cash balance of $1,263 (2022-$42,900) and current liabilities in the amount of $30,823,963 (2022-$22,339,175). As at December 31, 2023, the Company had a working capital deficit of $30,390,423 (2022-$21,580,552). The Company does not currently have sufficient funds to satisfy the current debt obligations. Should the Company's creditors seek or demand payment, the Company does not have the resources to pay for or satisfy any such claims currently. The Company has been in discussions with other creditors and equity investors for new financing options to repay or re-finance certain current debt obligations.

The Company's total assets at December 31, 2023 were $11,755,903 (2022-$9,865,775) and total current liabilities were $30,823,963 (2022-$22,339,175). Significant losses from operations have been incurred since inception and there is an accumulated deficit of $38,570,531 as of December 31, 2023 (2022-$30,345,197). Continuation as a going concern is dependent upon generating significant new revenue, raising external capital and refinancing certain current debt. whilst achieving profitable operations and maintaining current fixed expense levels.

To pay current debt obligations and to fund any future operations, the Company requires significant new funds, which the Company may not be able to obtain. In addition to the funds required to liquidate the $30,823,963 in current liabilities, the Company estimates that approximately $15,000,000 in additional funds must be raised to fund capital requirements and general corporate expenses for the next 12 months.

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

Our exposure to market risk for changes in interest rates relates primarily to our financing activities. We have $nil (C$nil) (2022-$7,285,747; C$9,868,274) of debt that is exposed to changes in market interest rates within the next 12 months. We currently estimate that a 100-basis point increase in the interest rates of our outstanding variable-rate debt obligations would increase our 2022 interest expense by approximately $nil (2022-$72,900).

Our remaining outstanding debt obligations have fixed interest rates through the scheduled maturity of the debt. The fair value of our fixed-rate debt obligations would not be expected to increase or decrease significantly if market interest rates change.

Credit Risk Exposure - is the risk of loss associated with a counterparty's inability to perform its payment obligations. As at December 31, 2023, the Company's credit risk is primarily attributable to cash and trade receivables. As at December 31, 2023, the Company's cash was held with a Canadian chartered bank and a US bank.

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

Currency Rate Exposure - Our operations are currently in Ontario, Canada. Where significant, we have quantified and described the impact of foreign currency translation on components of income, including operating revenue and operating expenses. However, the impact of foreign currency has not materially affected the results of operations.

Summary of Cash and Debt Obligations

The following is a summary of our cash and debt balances as of December 31:

	2023	2022
Cash	$1,263	$42,900
Debt:
Current portion	$20,447,318	$16,710,639
Long-term portion	-	116,978
Total debt	$20,447,318	$16,827,617

We use long-term borrowings in addition to the cash we are able to generate from operations as part of our overall financial strategy to support and grow our business. The components of our borrowings as of December 31, 2023 and 2022 are described in notes 10, 11, 12 and 14 to the consolidated financial statements.

Changes in our outstanding debt balances from December 31, 2022 to December 31, 2023 were primarily attributable to (i) increase in net debt borrowings of $3,619,701 and (ii) the impacts of other non-cash changes in our debt balances due to foreign currency translation and the loss on the revaluation of convertible promissory notes.

Refer to Security Purchase Agreements, Financing Agreements with PACE and Other financings noted above for details.

Summary of Cash Flow Activity

The following is a summary of our cash flows for the years ended December 31:

	2023	2022
Net cash used in operating activities (a)	$(1,465,765)	$(1,207,557)
Net cash used in investing activities (b)	$(2,340,430)	$(1,868,864)
Net cash provided by financing activities (c)	$3,740,808	$2,773,441

(a)	Net Cash Used in Operating Activities - The most significant items affecting the comparison of our operating cash flows in 2023 as compared with 2022 are summarized below:

Increase in Net Loss - Our loss from operations, excluding depreciation and amortization and other expenses decreased by $2,444,700 in 2023, principally driven by reduced revenue resulting in a higher gross loss, offset by lower marketing costs, professional fees, stock-based compensation and higher foreign exchange income (reduced foreign exchange loss).

Changes in Assets and Liabilities -Our net cash used in operating activities was impacted by changes in assets and liabilities.

(b)	Net Cash Used in Investing Activities - The Company purchased long-lived assets in 2023 in the amount of $2,340,430 compared to $1,868,864 in 2022.

(c)	Net Cash Provided by Financing Activities - The most significant items affecting the comparison of our financing cash flows for the periods presented are summarized below:

Debt Borrowings - In the current year, the Company incurred net debt borrowings $3,619,701 an increase of $1,754,020 from the prior year and a decrease of $526,789 in private placement proceeds in 2023 from the prior year.

Refer to notes 10, 11, 12 and 14 to the consolidated financial statements for additional information related to our various borrowings.

Summary of Contractual Obligations and Commitments

The following table summarizes our contractual obligations of principal payments as of December 31, 2023 and the anticipated effect of these obligations on our liquidity in future years:

	2024	2025	2026	2027	2028	Thereafter	Total
Contractual Obligations:

Long-term debt and obligations under capital lease (a)	$8,500,869	$1,512,275	$-	$-	$-	$-	$10,013,144
Convertible promissory notes	7,442,600	-	-	-	-	-	7,442,600
Management consulting agreements	453,660	-	-	-	-	-	453,660
Truck and trailer financing (b)	39,987	13,774	-	-	-	-	53,761
Various third-party consulting and other agreements	545,000	125,000	125,000	-	-	-	795,000
Hamilton-construction in progress commitments	5,166,429	-	-	-	-	-	5,166,429
Road maintenance obligation (c)	7,561	7,561	-	-	-	-	15,122
Anticipated liquidity impact as of December 31, 2023	$22,156,106	$1,658,610	$125,000	$-	$-	$-	$23,939,716

(a)	These amounts represent the scheduled principal payments related to the Company's long-term debt, obligations under capital lease, excluding interest.

Refer to notes 10, 11 and 14 to the consolidated financial statements for additional information on our long-term debt and our obligations under capital lease.

(b)	Truck and trailer financing

(c)	The road maintenance obligation is invoiced annually by the City of Belleville, Ontario, Canada in the amount of $7,561 (C$10,000) and expires September 30, 2025.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Going Concern

The consolidated financial statements have been prepared in accordance with US GAAP, which assumes that the Company will be able to meet its obligations and continue its operations for the next twelve months.

As at December 31, 2023, the Company had a working capital deficit of $30,390,423 (2021-$22,580,552), incurred a net loss of $8,225,334 (2022-$12,010,548) for the year and had an accumulated deficit of $38,570,531 (December 31, 2022-$30,345,197) and expects to incur further losses in the development of its business.

The Company incurred a net loss of $8,225,334 (2022-$12,010,548) for the year ended December 31, 2023 and as at that date had a working capital deficit of $30,390,423 (2022-$21,580,552) and an accumulated deficit of $38,570,531 (December 31, 2022-$30,345,197) and expects to incur further losses in the development of its business. On November 3, 2023, the funds previously held in escrow, which related to a full and final mutual release of all obligations owing to PACE, including accrued interest, in the amount of $924,500 (C$1,250,000), were released to PACE (now Alterna) and Alterna released all security it held to the Company. Prior to this full and final mutual release the obligations owing to PACE, including accrued interest were $3,930,207 (C$5,197,999). The Company was successful in extending the maturity date on one of its 1st mortgages, which had a maturity date of December 1, 2023, to June 1, 2024 and transferred another 1st mortgage, originally a vendor take-back mortgage with a maturity date of August 17, 2023 to new mortgages with a new maturity date of December 14, 2024. On January 10, 2024, the Company stopped receiving waste at its waste processing and composting operation in Belleville, Ontario Canada, to address several non-compliance matters addressed in orders from the MECP. On December 14, 2023, the Company announced an advisory and distribution agreement with Oak Hill, to raise funding for the Company to address its outstanding obligations to creditors and for general operational matters.

These factors cast substantial doubt as to the Company's ability to continue as a going concern, which is dependent upon its ability to obtain necessary financing to further the development of its business, satisfy its obligations to its creditors, and upon achieving profitable operations. There is no assurance of funding being available, or available on acceptable terms. Realization values may be substantially different from carrying values as recorded on these consolidated financial statements.

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

In March 2022, the FASB issued ASU No. 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures ("ASU 2022-02"), which requires enhanced disclosure of certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty while eliminating certain current recognition and measurement accounting guidance. This ASU also requires the disclosure of current-period gross write-offs by year of origination for financing receivables and net investments in leases. ASU No. 2022-02 became effective for the Company's annual and interim periods beginning on January 1, 2023. The Company adopted this ASU on January 1, 2023. As a result, the adoption of ASU 2022-02 did not have any impact on the opening balances in the condensed consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments ("ASU-2016-13"). ASU 2016-13 affects loans, debt securities, trade receivables, and any other financial assets that have the contractual right to receive cash. The ASU requires an entity to recognize expected credit losses rather than incurred losses for financial assets. ASU 2016-13 is effective for the fiscal year beginning after December 15, 2022, including interim periods within that fiscal year. The Company adopted this ASU on January 1, 2023. As a result, the adoption of ASU 2016-13 did not have any impact on the opening balances in the condensed consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 8. Financial Statements and Supplementary Data.

SUSGLOBAL ENERGY CORP.
CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023 and 2022
(Expressed in United States Dollars)

CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of SusGlobal Energy Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SusGlobal Energy Corp. (the Company) as of December 31, 2023 and 2022, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2023, and the related consolidated notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

As discussed in Note 12, the Company borrows funds using convertible notes payable that contain a conversion price that may be fixed or fluctuates with the stock price.

Auditing management's estimates of the fair value of the convertible debt involves significant judgements and estimates given the embedded conversion features of the notes.

To evaluate the appropriateness of the fluctuation of the conversion price, the embedded conversion feature is subject to market adjustments as of each reporting period. Significant judgment is exercised by the Company in determining the fair value liability values for these convertible note agreements, including the use of a specialist engaged by management.

We evaluated management's conclusions regarding their derivative liability and reviewed support for the significant inputs used in the valuation model, as well as assessing the model for reasonableness.

/s/ M&K CPAS, PLLC

We have served as the Company's auditor since 2022.

The Woodlands, TX

May 15, 2024

SusGlobal Energy Corp.
Consolidated Balance Sheets
As at December 31, 2023 and 2022
(Expressed in United States Dollars)

	2023	2022
ASSETS
Current Assets
Cash	$1,263	$42,900
Trade receivables	55,579	69,193
Government remittances receivable	41,330	6,983
Inventory	-	58,695
Prepaid expenses and deposits (note 7)	335,368	580,852
Total Current Assets	433,540	758,623

Long-lived Assets, net (note 8)	11,322,363	9,107,152
Long-Term Assets	11,322,363	9,107,152
Total Assets	$11,755,903	$9,865,775
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
Accounts payable (note 9)	$3,960,270	$3,475,691
Government remittances payable	473,691	371,587
Accrued liabilities (notes 9, 10, 11, 12, and 14)	5,942,684	1,781,258
Current portion of long-term debt (note 10)	9,371,941	8,816,931
Current portion of obligations under capital lease (note 11)	66,037	57,275
Convertible promissory notes (note 12)-in default	10,519,824	7,796,433
Loans payable to related parties (note 14)	489,516	40,000
Total Current Liabilities	30,823,963	22,339,175
Long-term debt (note 10)	-	52,495
Obligations under capital lease (note 11)	-	64,483
Total Long-term Liabilities	-	116,978
Total Liabilities	30,823,963	22,456,153

Stockholders' Deficiency
Preferred stock, $.0001 par value, 10,000,000 authorized, none issued and outstanding	-	-
Common stock, $.0001 par value, 150,000,000 authorized, 125,272,975 (2022- 113,438,832) shares issued and outstanding (note 15)	12,531	11,348
Additional paid-in capital	19,539,606	17,152,018
Shares to be issued	-	213,600
Accumulated deficit	(38,570,531)	(30,345,197)
Accumulated other comprehensive loss	(49,666)	377,853

Stockholders' deficiency	(19,068,060)	(12,590,378)

Total Liabilities and Stockholders' Deficiency	$11,755,903	$9,865,775
Going concern (note 2)
Commitments (note 16)
Subsequent events (note 23)

The accompanying notes are an integral part of these consolidated financial statements.

SusGlobal Energy Corp.
Consolidated Statements of Operations and Comprehensive Loss
For the years ended December 31, 2023 and 2022
(Expressed in United States Dollars)

	2023	2022

Revenue	$610,461	$720,055

Cost of Sales
Opening inventory	58,695	20,582
Depreciation	383,418	452,402
Direct wages and benefits	129,319	225,484
Equipment rental, delivery, fuel and repairs and maintenance	1,467,501	459,917
Utilities	115,331	45,575
Outside contractors	14,761	26,216
	2,169,025	1,230,176
Less: closing inventory	-	(58,695)
Total cost of sales	2,169,025	1,171,481

Gross loss	(1,558,564)	(451,426)

Operating expenses
Management compensation-stock- based compensation (notes 9 and 15)	230,400	240,450
Management compensation-fees (note 9)	466,830	461,520
Professional fees	580,596	900,458
Marketing	122,978	991,383
Interest expense (notes 9, 10, 11, 12 and 14)	830,797	799,716
Office and administration	508,144	338,136
Rent and occupancy (note 10)	212,521	215,482
Insurance	43,034	79,158
Filing fees	42,490	80,926
Amortization of financing costs	115,175	109,765
Repairs and maintenance	22,771	(5,895)
Director compensation (notes 9 and 15)	71,579	57,690
Stock-based compensation (noted 10 and 15)	795,297	2,092,230
Foreign exchange (income) loss	(325,364)	971,641
Total operating expenses	3,717,248	7,332,660

Net Loss Before Other Loss	(5,275,812)	(7,784,086)
Other Income (Expenses) (note 17)	(2,949,522)	(4,298,550)
Net Loss Before Income Taxes	(8,225,334)	(12,082,636)
Income Taxes Recovery (note 18)	-	72,088
Net Loss	(8,225,334)	(12,010,548)
Other comprehensive loss
Foreign exchange (loss) income	(427,519)	713,813

Comprehensive loss	$(8,652,853)	$(11,296,735)

Net loss per share-basic and diluted	$(0.07)	$(0.12)

Weighted average number of common shares outstanding- basic and diluted	121,529,659	102,746,746

The accompanying notes are an integral part of these consolidated financial statements.

SusGlobal Energy Corp.
Consolidated Statements of Changes in Stockholders' Deficiency
For the years ended December 31, 2023 and 2022
(Expressed in United States Dollars)

						Accumulated
			Additional	Shares		Other
	Number	Common	Paid-	to be	Accumulated	Comprehensive
	of Shares	Shares	in Capital	Issued	Deficit	Loss	Total
Balance - December 31, 2021	92,983,547	$9,302	$11,272,599	$59,640	$(18,334,649)	$(335,960)	$(7,329,068)
Shares issued for proceeds previously received	230,000	23	48,967	(48,990)	-	-	-
Share issued to officers	1,050,000	105	240,345	-	-	-	240,450
Shares issued to employee	10,000	1	1,989	-	-	-	1,990
Share issued on conversion of debt to equity	2,372,090	237	579,010	-	-	-	579,247
Share issued on issuance of debt on extinguishment of existing debt	4,125,211	413	1,652,302		-	-	1,652,715
Shares issued on extension of maturity dates on debt	1,616,667	162	230,905	-	-	-	231,067
Shares issued on conversion of related party debt to equity	193,778	19	33,117	-	-	-	33,136
Shares issued on private placement	4,444,041	444	907,316	-	-	-	907,760
Shares issued for professional services	6,655,000	666	2,185,444	-	-	-	2,186,110
Shares returned to treasury	(241,502)	(24)	24		-	-	-
Shares yet to be issued	-		-	202,950	-	-	202,950
Other comprehensive loss	-	-	-	-	-	713,813	713,813
Net loss	-	-	-	-	(12,010,548)	-	(12,010,548)
Balance-December 31, 2022	113,438,832	$11,348	$17,152,018	$213,600	$(30,345,197)	$377,853	$(12,590,378)

The accompanying notes are an integral part of these consolidated financial statements.

38

SusGlobal Energy Corp.
Consolidated Statements of Changes in Stockholders' Deficiency
For the years ended December 31, 2023 and 2022
(Expressed in United States Dollars)

						Accumulated
			Additional	Shares		Other
	Number	Common	Paid-	to be	Accumulated	Comprehensive
	of Shares	Shares	in Capital	Issued	Deficit	Loss	Total
Balance-December 31, 2022	113,438,832	$11,348	$17,152,018	$213,600	$(30,345,197)	$377,853	$(12,590,378)
Shares issued for proceeds previously received	500,000	50	153,450	(153,500)	-	-	-
Cancellation of shares to be issued	-	-	-	(60,100)	-	-	(60,100)
Share issued to officers	3,100,000	310	446,090	-	-	-	446,400
Shares issued to employee	20,000	2	2,878	-	-	-	2,880
Shares issued to director	100,000	10	20,990	-	-	-	21,000
Shares issued on conversion of related party debt	2,911,852	291	578,710	-	-	-	579,001
Shares issued on private placement	1,536,582	153	380,818	-	-	-	380,971
Shares issued on conversion of debt	1,650,709	165	373,835	-	-	-	374,000
Shares issued for professional services	1,790,000	179	396,716	-	-	-	396,895
Shares issued for other services	225,000	23	34,101	-	-	-	34,124
Other comprehensive loss	-	-	-	-	-	(427,519)	(427,519)
Net loss	-	-	-	-	(8,225,334)	-	(8,225,334)
Balance-December 31, 2023	125,272,975	$12,531	$19,539,606	$-	$(38,570,531)	$49,666	$(19,068,060)

The accompanying notes are an integral part of these consolidated financial statements.

39

SusGlobal Energy Corp.
Consolidated Statements of Cash Flows
For the years ended December 31, 2023 and 2022
(Expressed in United States Dollars)
(unaudited)

	2023	2022
Cash flows from operating activities
Net loss	$(8,225,334)	$(12,010,548)
Deferred taxes recovery	-	(72,088)
Adjustments for:
Depreciation	384,642	453,672
Provision for losses	2,740,661	-
Amortization of financing fees	115,175	109,765
Stock-based compensation	901,299	2,332,680
Loss on conversion of convertible promissory notes	74,359	-
Gain on extinguishment of long-term debt	(2,925,467)	-
Loss on revaluation of convertible promissory notes	3,059,969	8,323,370
Gain on extinguishment of convertible promissory notes	-	(4,274,820)
Non-cash additions to convertible promissory notes on amendments	-	535,142
Changes in non-cash working capital:
Trade receivables	14,976	(13,905)
Government remittances receivable	(33,496)	5,659
Inventory	58,695	(41,081)
Prepaid expenses and deposits	(253,266)	(186,876)
Accounts payable	694,441	2,562,889
Government remittances payable	91,285	131,604
Accrued liabilities	1,836,296	936,980
Net cash used in operating activities	(1,465,765)	(1,207,557)
Cash flows from investing activities
Purchase of long-lived assets	(2,340,430)	(1,868,864)
Net cash used in investing activities	(2,340,430)	(1,868,864)
Cash flows from financing activities
Advance of long-term debt (net of financing fees)	3,666,155	-
Repayment of long-term debt	(963,549)	(70,328)
Repayments of obligations under capital lease	(57,484)	(88,786)
Advances of convertible promissory notes	-	2,080,000
Repayment of convertible promissory notes	-	(96,880)
Advances of loans payable to related parties (net of financing fees)	819,629	131,668
Repayments of loans payable to related parties	(104,914)	(89,993)
Subscription payable proceeds (net of share issue costs)	380,971	907,760
Net cash provided by financing activities	3,740,808	2,773,441
Effect of exchange rate on cash	23,750	309,847
(Decrease) increase in cash	(41,637)	6,867
Cash and cash equivalents-beginning of period	42,900	36,033
Cash and cash equivalents end of period	$1,263	$42,900

The accompanying notes are an integral part of these consolidated financial statements.

40

SusGlobal Energy Corp.
Consolidated Statements of Cash Flows
For the years ended December 31, 2023 and 2022
(Expressed in United States Dollars)
(unaudited)

	2023	2022
Supplemental Cash Flow Disclosure:
Interest paid	$654,754	$798,072
Supplementary Non-Cash Disclosure:
Common stock issued at fair value for conversion of debt, plus accrued interest, and other fees	$374,000	$579,247
Common stock issued at fair value on extinguishment of existing debt	$-	$1,652,715
Common stock yet to be issued	$-	$213,600
Common stock issued at fair value for conversion of related party debt and accounts payable	$579,001	$33,136

The accompanying notes are an integral part of these consolidated financial statements.

SusGlobal Energy Corp.
Notes to the Consolidated Financial Statements
December 31, 2023 and 2022
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

The Company incurred a net loss of $8,225,334 (2022-$12,010,548) for the year ended December 31, 2023 and as at that date had a working capital deficit of $30,390,423 (December 31, 2022-$21,580,552) and an accumulated deficit of $38,570,531 (December 31, 2022-$30,345,197) and expects to incur further losses in the development of its business.

On November 3, 2023, the funds previously held in escrow, which related to a full and final mutual release of all obligations owing to PACE, including accrued interest, in the amount of $924,500 (C$1,250,000), were released to PACE (now Alterna) and Alterna released all security it held to the Company. Prior to this full and final mutual release the obligations owing to PACE, including accrued interest were $3,930,207 (C$5,197,999). The Company was successful in extending the maturity date on one of its 1 st mortgages, which had a maturity date of December 1, 2023, to June 1, 2024 and transferred another 1st mortgage, originally a vendor take-back mortgage with a maturity date of August 17, 2023 to new mortgages with a new maturity date of December 14, 2024. On January 10, 2024, the Company stopped receiving waste at its waste processing and composting operation in Belleville, Ontario Canada, to address several non-compliance matters addressed in orders from the Ministry of the Environment, Conservation and Parks (the "MECP"). On December 14, 2023, the Company announced an advisory and distribution agreement with Oak Hill, to raise funding for the Company to address its outstanding obligations to creditors and for general operational matters.

SusGlobal Energy Corp.
Notes to the Consolidated Financial Statements
December 31, 2023 and 2022
(Expressed in United States Dollars)

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

In March 2022, the FASB issued ASU No. 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures ("ASU 2022-02"), which requires enhanced disclosure of certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty while eliminating certain current recognition and measurement accounting guidance. This ASU also requires the disclosure of current-period gross write-offs by year of origination for financing receivables and net investments in leases. ASU No. 2022-02 became effective for the Company's annual and interim periods beginning on January 1, 2023. The Company adopted this ASU on January 1, 2023. As a result, the adoption of ASU 2022-02 did not have any impact on the opening balances in the consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments ("ASU-2016-13"). ASU 2016-13 affects loans, debt securities, trade receivables, and any other financial assets that have the contractual right to receive cash. The ASU requires an entity to recognize expected credit losses rather than incurred losses for financial assets. ASU 2016-13 is effective for the fiscal year beginning after December 15, 2022, including interim periods within that fiscal year. The Company adopted this ASU on January 1, 2023. As a result, the adoption of ASU 2016-13 did not have any impact on the opening balances in the consolidated financial statements.

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

SusGlobal Energy Corp.
Notes to the Consolidated Financial Statements
December 31, 2023 and 2022
(Expressed in United States Dollars)

4. Significant Accounting Policies, (continued)

A business combination is a transaction or other event in which control over one or more businesses is obtained. A business in an integrated set of activities and assets that is capable of being conducted and managed for the purpose of providing a return in the form of dividends, lower costs or other economic benefits. A business consists of inputs and processes applied to those inputs that have the ability to create outputs that provide a return to the Company and its shareholders. A business need not include all the inputs and processes that were used by the acquiree to produce outputs if the business can be integrated with the inputs and processes of the Company to continue to produce outputs. The Company considers several factors to determine whether the set of activities and assets is a business.

Business acquisitions are accounted for using the acquisition method whereby acquired assets and liabilities are recorded at fair value as at the date of acquisition with the excess of the purchase consideration over such value being recorded as goodwill and allocated to reporting units ("RUs"). If the fair value of the net assets acquired exceeds the purchase consideration, the difference is recognized immediately as a gain in the consolidated statements of operations. Acquisition-related costs are expensed in the period in which they are incurred, except for the cost of debt or equity instruments issued in relation to the acquisition which is included in the carrying amount of the related instrument.

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

d)      Cash

Cash consists of deposits held in financial institutions.

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

SusGlobal Energy Corp.
Notes to the Consolidated Financial Statements
December 31, 2023 and 2022
(Expressed in United States Dollars)

4. Significant Accounting Policies, (continued)

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

In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, and also considers counterparty credit risk in its assessment of fair value. The Company had no financial assets or liabilities recorded at fair value on a recurring basis as at December 31, 2023, and December 31, 2022 except for the convertible promissory notes for which the Company elected the fair value option. The convertible promissory notes for which the fair value option has been elected are carried at fair value based on Level 3 inputs (see note 13).

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

h)      Intangible assets

Intangible assets included a technology license, which was stated at cost less accumulated amortization and was amortized on a straight-line basis over the useful life which was the contract term of five years plus the renewal option of five years and customer lists, which were stated at cost less accumulated amortization and are amortized on a straight-line basis over the useful lives of the customer contracts, which ranged between forty-five and sixty-six months. Intangible assets also included environmental compliance approvals and trademarks, which were stated at cost, had indefinite useful lives and were not amortized until their useful lives were determined to be no longer indefinite. The Company evaluates the intangible assets for impairment annually in the fourth quarter or when triggering events are identified and whether events and circumstances continue to support the indefinite useful life.

SusGlobal Energy Corp.
Notes to the Consolidated Financial Statements
December 31, 2023 and 2022
(Expressed in United States Dollars)

4. Significant Accounting Policies, (continued)

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

The Company evaluates at each balance sheet date whether events or circumstances have occurred that indicate possible impairment. If there are indications of impairment, the Company uses future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the carrying amounts are recoverable. In the event that such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value. On December 31, 2023, the Company tested the long-lived assets for impairment to determine whether the carrying value exceeded the fair value. The Company used quoted market values and independent appraisals of its long-lived assets and determined that no impairment loss was required to be recognized.

l)      Debt issuance costs

Debt issuance costs related to a recognized debt liability are presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability. Debt issuance costs related to convertible promissory notes which are valued at fair value are expensed once incurred.

m)      Environmental remediation costs

The Company accrues for costs associated with environmental remediation and clean-up obligations when such costs are probable and reasonably estimable. Such accruals are adjusted as further information develops or circumstances change.

SusGlobal Energy Corp.
Notes to the Consolidated Financial Statements
December 31, 2023 and 2022
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

o)      Revenue recognition

The Company's revenues are from the tipping fees charged for waste delivery to the Company's organic composting facility and from the sale of organic compost. The Company recognizes revenue when it satisfies a performance obligation when transferring control over a product or service to a customer. The tipping fees charged for services are generally defined in service agreements or arrangements and vary based on contract-specific terms such as frequency of service, type of waste, weight, volume and the general market factors influencing a region's rates. The Company also generated revenue from fees charged for garbage collection services and landfill management services, based on agreements with customers. Revenue is recognized as waste is accepted and collection is reasonably assured for the tipping fees charged and monthly for the other services and collection is assured. The waste collected is processed, cured and screened before being sold as organic compost. The cost of these processes is accrued at the time of revenue recognition. Further, the Company recognizes revenue from the sale of carbon credits which are marketed by an independent party.

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

r)      Stock-based compensation

The Company records compensation costs related to stock-based awards in accordance with ASC 718, Compensation-Stock Compensation, whereby the Company measures stock-based compensation cost at the grant date based on the estimated fair value of the award. Compensation cost is recognized on a straight-line basis over the requisite service period of the award. Where necessary, the Company utilizes the Black-Scholes option-pricing model to estimate the fair value of stock options granted, which requires the input of highly subjective assumptions including: the expected option life, the risk-free rate, the dividend yield, the volatility of the Company's stock price and an assumption for employee forfeitures. The risk-free rate is based on the U.S. Treasury bill rate at the date of the grant with maturity dates approximately equal to the expected term of the option. The Company has not historically issued any dividends and does not expect to in the near future. Changes in any of these subjective input assumptions can materially affect the fair value estimates and the resulting stock- based compensation recognized. The Company has not issued any stock options and has no stock options outstanding at December 31, 2023.

SusGlobal Energy Corp.
Notes to the Consolidated Financial Statements
December 31, 2023 and 2022
(Expressed in United States Dollars)

4. Significant Accounting Policies, (continued)

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

6. Financial Instruments

Interest, Credit and Concentration Risk

Interest rate risk is the risk borne by an interest-bearing asset or liability as a result of fluctuations in interest rates. Financial assets and financial liabilities with variable interest rates expose the Company to cash flow interest rate risk. The Company is exposed to significant interest rate risk on the current portion of its long-term debt of $nil (C$nil) (2022-$7,285,747; C$9,868,274).

Credit risk is the risk of loss associated with a counterparty's inability to perform its payment obligations. As at December 31, 2023, the Company's credit risk is primarily attributable to cash and trade receivables. As at December 31, 2023, the Company's cash was held with a Canadian chartered bank and a United States of America bank.

With regards to credit risk with customers, the customers' credit evaluation is reviewed by management and account monitoring procedures are used to minimize the risk of loss. The Company believes that no additional credit risk beyond the amounts provided for by the allowance for doubtful accounts is inherent in accounts receivable. As at December 31, 2023 and 2022, the allowance for doubtful accounts was $nil (C$nil).

48 SusGlobal Energy Corp. Notes to the Consolidated Financial Statements December 31, 2023 and 2022 (Expressed in United States Dollars)

6. Financial Instruments, (continued)

As at December 31, 2023, the Company is exposed to concentration risk as it had three customers (2022-four customers) representing greater than 5% of total trade receivables and three customers (December 31, 2022-four customers) represented 97% (December 31, 2022 - 90%) of trade receivables. The Company had certain customers whose revenue individually represented 10% or more of the Company's total revenue. These customers accounted for 94% (39%, 31%, 14% and 10%) (2022-87%; 36%, 19% 18% and 14%) of total revenue.

Liquidity Risk

Liquidity risk is the risk that the Company will be unable to meet its obligations as they fall due. The Company takes steps to ensure it has sufficient working capital and available sources of financing to meet future cash requirements for capital programs and operations. Management is considering all its options to refinance its obligations and repay creditors. Refer also to going concern, note 2 and subsequent events note 23.

The Company actively monitors its liquidity to ensure that its cash flows and working capital are adequate to support its financial obligations and the Company's capital programs. To continue operations, the Company will need to raise capital, repay all of its outstanding obligations and complete the refinancing of its real property and organic waste processing and composting facility. There is no assurance of funding being available or available on acceptable terms. Realization values may be substantially different from carrying values as shown. Refer also to going concern, note 2 and subsequent events note 23.

Currency Risk

Although the Company's functional currency is the C$, the Company realizes a portion of its expenses in United States Dollars ("$"). Consequently, certain assets and liabilities are exposed to foreign currency fluctuations. As at December 31, 2023, $3,168,407 (2022-$80,843) of the Company's net monetary liabilities were denominated in $. The Company has not entered into any hedging transactions to reduce the exposure to currency risk.

7. Prepaid Expenses and Deposits

Included in prepaid expenses and deposits are costs, primarily for professional services to be expensed as stock-based compensation after December 31, 2023, in the amount of $216,000 (December 31, 2022-$374,531). The professional services disclosed under stock-based compensation related to general corporate consulting, marketing, branding and commercialization to market, and general investor relations services. The common shares issued for professional services are also noted under capital stock, note 15. The balance consists of costs and deposits for services expiring or relating to periods after December 31, 2023, including insurance, rent and professional services retainers.

8. Long-lived Assets, net

		2023		2022
	Cost	Accumulated	Net book value	Net book value
		depreciation
Land	$5,628,345	$-	$5,628,345	$3,163,941
Property under construction	3,634,204	-	3,634,204	3,548,648
Composting buildings	2,292,585	857,461	1,435,124	1,535,656
Gore cover system	1,064,606	644,361	420,245	514,306
Driveway and paving	350,452	176,394	174,058	197,336
Machinery and equipment	109,682	109,682	-	28,036
Equipment under capital lease	294,614	294,614	-	39,574
Signage	6,249	4,993	1,256	2,447
Automotive equipment	166,462	137,331	29,131	77,208
	$13,547,199	$2,224,836	$11,322,363	$9,107,152

SusGlobal Energy Corp.
Notes to the Consolidated Financial Statements
December 31, 2023 and 2022
(Expressed in United States Dollars)

8. Long-lived Assets, net, (continued)

On November 2, 2023, the Company completed the purchase of additional land, consisting of a 2.03-acre site in Hamilton, Ontario, Canada for $2,292,760 (C$3,100,000). Prior to completing the purchase, the Company paid deposits of $229,276 (C$310,000) to the vendor. The balance of the purchase price was satisfied with a $1,479,200 (C$2,000,000) vendor take-back mortgage bearing interest at 7% annually, maturing in two years and the balance in cash financed by a second mortgage on the additional land bearing interest at 13% annually, maturing in one year and is secured by a third mortgage on the property in Belleville, Ontario, Canada.

Included under property under construction, are construction costs incurred on the first property in Hamilton, Ontario, Canada in the amount of $2,126,801 (C$2,812,857).

During the year ended December 31, 2023, depreciation is disclosed in cost of sales in the amount of $383,418 (C$517,433) (2022-$452,402; C$588,146) and in office and administration in the amount of $1,224 (C$1,653) (2022-$1,270; C$1,652) in the consolidated statements of operations and comprehensive loss.

9. Related Party Transactions

For the year ended December 31, 2023, the Company incurred $355,680 (C$480,000) (2022-$369,216; C$480,000) respectively, in management fees expense with Travellers International Inc. ("Travellers"), an Ontario company controlled by a director and the president and chief executive officer (the "CEO"); and $111,150 (C$150,000) (2022-$92,304; C$120,000) in management fees expense with the Company's chief financial officer (the "CFO"). As at December 31, 2023, unpaid remuneration and unpaid expenses in the amount of $171,733 (C$227,130) (December 31, 2022-$161,790; C$219,138) is included in accounts payable and $138,963 (C$183,789) (2022-$22,705; C$30,753) in accrued liabilities in the consolidated balance sheets.

In addition, during the year ended December 31, 2023, the Company incurred interest expense of $nil C$nil (2022-$518; C$674) on the outstanding loan from the CFO.

For the year ended December 31, 2023, the Company incurred $103,496 (C$139,670) (2022-$107,216; C$139,386) in rent expense paid under a lease agreement, currently under a month-to-month lease with Haute Inc. ("Haute"), an Ontario company controlled by the CEO. In addition, during the year ended December 31, 2023, a director's company, Travellers, converted a total of $278,845 (C$372,483) (2022-$nil; C$nil) of loans provided during the year and $300,156 (C$406,800) (2022-$33,371; C$45,200) of accounts payable owing to Travellers for 2,911,852 (2022-193,778) common shares.

For those independent directors providing their services throughout 2023, the Company recorded directors' compensation in the amount of $71,579 (C$96,597) (2022-$57,690; $75,000). As of December 31, 2023, outstanding directors' compensation of $197,186 (C$260,793) (2022-$121,226; C$164,196) is included in accrued liabilities in the consolidated balance sheets. In addition, during the year, the new independent director was awarded stock-based compensation consisting of 100,000 common shares of the Company, valued at $21,000 based on the trading price on his appointment. In the prior year, one of the independent directors was awarded stock-based compensation consisting of 750,000 common shares of the Company, valued at $105,750, based on the trading price on commencement of the consulting agreement, for services provided in developing certain contacts to further the Company's business opportunities. This amount is disclosed as stock-based compensation in the consolidated statements of operations and comprehensive loss.

Furthermore, for the year ended December 31, 2023, the Company recognized management stock-based compensation expense of $230,400 (2022-$240,450), on the common stock issued to the CEO and the CFO, 3,000,000 (2022-1,000,000) and 100,000 (2022-50,000) common stock respectively, on their executive consulting agreements and $2,880 (2022-$1,990) on 20,000 (2022-10,000) common stock issued to an employee.

SusGlobal Energy Corp.
Notes to the Consolidated Financial Statements
December 31, 2023 and 2022
(Expressed in United States Dollars)

10. Long-Term Debt

		2023	2022
	PACE Credit Facility-Due September 2, 2022	$-	$695,974
	PACE Credit Facility-Due September 2, 2022	-	389,188
	PACE Corporate Term Loan-Due September 13, 2022	-	2,361,424
(a)i.)	Mortgage Payable-Due June 1, 2024	4,213,705	3,782,751
(a)ii)	Mortgage Payable-Due March 1, 2024	1,126,692	-
(a)iii)	Mortgage Payable-Due November 2, 2025	1,512,200	-
(a)iv)	Mortgage Payable-Due November 2, 2024	773,465	-
(a)v)	Mortgage Payable-Due December 14, 2024	1,616,508	-
(a)vi.)	Mortgage Payable-Due August 17, 2023	-	1,476,600
(b)	Canada Emergency Business Account-Due December 31, 2023	75,610	73,830
(c)	Corporate Term Loan-Due April 7, 2025	53,761	89,659
		9,371,941	8,869,426
Current portion		(9,371,941)	(8,816,931)
Long-Term portion		$-	$52,495

On November 3, 2023, the funds previously held in escrow, which related to a full and final mutual release of all obligations owing to PACE, including accrued interest, in the amount of $924,500 (C$1,250,000), were released to PACE (now Alterna Savings and Credit Union Limited "Alterna") and Alterna released all security it held to the Company. Prior to this full and final mutual release the obligations owing to PACE, including accrued interest was $3,844,440 (C$5,197,999).

The Company continues to be responsible in replacing the letter of credit previously held by PACE in favor of the MECP which is now in the amount of $482,117 ($C637,637) and now in the amount of $110,759 ($C146,487)

For the year ended December 31, 2023, $70,615 (C$95,297) (2022-$357,038; C$464,168), in interest was incurred on the PACE long-term debt. As at December 31, 2023, $nil (C$nil) (2022-$288,407; C$390,636) in accrued interest is included in accrued liabilities in the consolidated balance sheets.

(a) i. The Company obtained a 1st mortgage provided by private lenders to finance the acquisition of the shares of 1684567 and to provide funds for additional financing needs, including additional lands, received in four tranches totaling $3,931,720 (C$5,200,000) (December 31, 2022-$3,839,160; C$5,200,000). The fourth tranche was received on August 13, 2021 in the amount of $1,402,770 (C$1,900,000) and a portion of this fourth tranche, $1,368,759 (C$1,853,933), was used to fund a portion of the purchase of the first Hamilton Property on August 17, 2021. The 1st mortgage was repayable interest only on a monthly basis at an annual rate of the higher of the Royal Bank of Canada's prime rate plus 6.05% per annum and 10% per annum with a maturity date of December 1, 2023. The Company continued to be charged at the rate of 10% per annum. On December 1, 2023, the 1st mortgage was renewed with a new maturity date of June 1, 2024 and a fixed interest rate of 13% per annum. On renewal, the 1st mortgage was increased by $314,749 (C$416,280) to account for increased interest based on the previous variable rate, three months of prepaid interest and a financing fee. The 1st mortgage is secured by the shares held of 1684567, a 1st mortgage on the premises located at 704 Phillipston Road, Roslin, Ontario, Canada and a general assignment of rents. Financing fees on the 1st mortgage totaled $344,342 (C$455,419). As at December 31, 2023 $44,555 (C$58,928) (December 31, 2022-$31,555; C$42,740) of accrued interest is included in accrued liabilities in the consolidated balance sheets. In addition, as at December 31, 2022 there is $32,764 (C$43,333) (December 31, 2022-$56,409; C$76,404) of unamortized financing fees included in long-term debt in the consolidated balance sheets.

SusGlobal Energy Corp.
Notes to the Consolidated Financial Statements
December 31, 2023 and 2022
(Expressed in United States Dollars)

10. Long-Term Debt, (continued)

ii. On March 1, 2023, the Company obtained a 2nd mortgage in the amount of $1,134,150 (C$1,500,000) bearing interest at the annual rate of 12%, repayable monthly, interest only with a maturity date of March 1, 2024, secured as noted under (d) i) above. The Company incurred financing fees of $45,366 (C$60,000). As at December 31, 2023 $11,187 (C$14,795) (December 31, 2022-$nil; C$nil) of accrued interest is included in accrued liabilities in the interim condensed consolidated balance sheets. In addition, as at December 31, 2023 there is $7,457 (C$9,863) of unamortized financing fees included in long-term debt in the interim condensed consolidated balance sheets.

iii. On November 2, 2023, the Company completed the purchase of additional land, consisting of a 2.03-acre site in Hamilton, Ontario, Canada for $2,343,910 (C$3,100,000), prior to an additional disbursement of $44,213 (C$58,475) representing land transfer tax. The Company obtained vendor take-back mortgage in the amount of $1,512,200 (C$2,000,000) bearing interest at 7% annually, payable monthly, interest only and maturing November 2, 2025. An additional mortgage, as noted below under paragraph iv), was arranged to complete the purchase.

iv. In connection with the purchase of additional land noted above under paragraph iii) above, a 2nd mortgage was obtained in the amount of $793,905 (C$1,050,000) bearing interest at 13% annually, payable monthly interest only and secured by a 3rd mortgage on the property in Belleville, Ontario, Canada.

v. On December 14, 2023, the Company made arrangements to repay the previous 1st mortgage on the first property purchased in Hamilton, Ontario, Canada on August 17, 2021, for a new 1st mortgage in the amount of $1,688,597 ($C2,233,298) with new creditors. The original 1st mortgage was a vendor take back mortgage, as noted below under paragraph vi).

vi. On August 17, 2021, the Company obtained a vendor take-back 1st mortgage in the amount of $1,476,600 (C$2,000,000), on the purchase of the first property in Hamilton, Ontario, Canada. The 1st mortgage bore interest at an annual rate of 2% per annum, was repayable monthly interest only and had a maturity date of August 17, 2023 and was secured by the assets on this first property in Hamilton, Ontario, Canada. As noted under paragraph v) above, this mortgage was repaid on the transfer to the new creditors.

For the year ended December 31, 2023, $718,535 (C$969,683) (2022-$430,772; C$560,026) in interest was incurred on the mortgages payable.

As a result of defaults or cross defaults, all long-term debt is disclosed as current.

(b) As a result of the COVID-19 virus, the Government of Canada launched the Canada Emergency Business Account (the "CEBA"), a program to ensure that small businesses have access to the capital they need to see them through the current challenges and better position them to quickly return to providing services to their communities and creating employment. The program is administered by Canadian chartered banks and credit unions.

The Company has received a total of $75,610 (C$100,000) under this program, from its Canadian chartered bank.

Under the initial term date of the loans, which is detailed in the CEBA term loan agreements, the amounts were due on December 31, 2022 and were interest-free. If the loans were not repaid by December 31, 2022, the Company could have made payments, interest only, on a monthly basis at an annual rate of 5%, under the extended term date, beginning January 1, 2023, maturing December 31, 2025.

The CEBA term loan agreements were amended by extending the interest free repayment date by one year to December 31, 2023. If paid by January 18, 2024, 2023, 30% ($22,683; C$30,000), previously 25%, of the loans would be forgiven. Repayment terms on the extended period are unchanged.

These loans were repaid subsequent to December 31, 2023 and January 9 and 11 of 2024, in the amount of $52,927 (C$70,000).

SusGlobal Energy Corp.
Notes to the Consolidated Financial Statements
December 31, 2023 and 2022
(Expressed in United States Dollars)

10. Long-Term Debt, (continued)

(c) On April 8, 2021, the Company took delivery of a truck and hauling trailer for a total purchase price of $165,085 (C$218,338) plus applicable harmonized sales taxes. The purchase was financed by a bank term loan of $151,220 (C$200,000), over a forty-eight-month term, bearing interest at 4.95% per annum with monthly blended instalments of principal and interest payments of $3,706 (C$4,901) due April 7, 2025.

For the year ended December 31, 2023, $3,238 (C$4,369) (2022-$5,500; C$7,150) in interest was incurred.

11. Obligations under Capital Lease

	2023	2022

Obligations under Capital Lease	$66,037	$121,758
Less: current portion	(66,037)	(57,275)
Long-term portion	$-	$64,483

Refer also to going concern, note 2.

The lease agreement for certain equipment for the Company's organic waste processing and composting facility at a cost of $294,614 (C$389,650), is payable in monthly blended installments of principal and interest of $5,181 (C$6,852), plus applicable harmonized sales taxes for a period of fifty-nine months plus an initial deposit of $14,706 (C$19,450) plus applicable harmonized sales taxes and an option to purchase the equipment for a final payment of a nominal amount of $76 (C$100) plus applicable harmonized sales taxes on February 27, 2025. The leasing agreement bears interest at the rate of 3.59% annually, compounded monthly, due February 27, 2025.

The lease liabilities are secured by the equipment under capital lease as described in note 8.

Minimum lease payments as per the original terms of the obligations under capital lease are as follows:

In the year ending December 31, 2024	$62,173
In the year ending December 31, 2025	5,257
67,430
Less: imputed interest	(1,393)
Total	$66,037

For the year ended December 31, 2023, $3,687 (C$4,976) (2022$4,762; C$6,191) in interest was incurred.

As a result of defaults or cross defaults, the obligations under capital are disclosed as current.

12. Convertible Promissory Notes

		2023	2022

(a)	Convertible promissory notes-October 28 and 29, 2021	$2,898,595	$2,599,925
(b)	Convertible promissory notes-March 3 and 7, 2022	6,065,878	3,696,044
(c)	Convertible promissory note- June 23, 2022	1,555,351	1,500,464
		$10,519,824	$7,796,433

SusGlobal Energy Corp.
Notes to the Consolidated Financial Statements
December 31, 2023 and 2022
(Expressed in United States Dollars)

12. Convertible Promissory Notes, (continued)

The convertible promissory notes, which are in default, are accounted for under the fair value option in the consolidated financial statements. The actual principal outstanding on the balance of the convertible promissory notes as at December 31, 2023 is $7,442,600 (December 31, 2022-$5,825,260), including accrued interest of $1,232,440 (2022-$nil).

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

On May 11, 2022, the holder of the October 29, 2021, investor note, provided an amendment for an optional conversion of his investor notes. The conversion price was amended to be (i) the product of the Liquidity Event price multiplied by the discount of 35% (previously 30%) or (2) the greater of (i) the product of the closing price per share of the Company's Common Stock as reported by the applicable trading market on the trading day immediately prior to the conversion date multiplied by the discount (35%) or $1.70 multiplied by the discount (35%), provided that in the event of a conversion, of investor note, at a time that a Liquidity Event shall not have previously occurred and be continuing, the conversion price for such conversion shall be as provided in the amendment.

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

As a result of the default on November 15, 2022, the Company was informed that the October 29, 2021 investor will now be accruing interest at the default rate of 24% per annum. As at December 31, 2023, this note has a principal balance of $1,645,337, including $345,337 of accrued interest.

Further, the October 29, 2021 investor agreed not to convert more than $100,000 in any one conversion notice and the October 29, 2021 investor agreed not to issue an additional conversion notice unless and until any previously issued conversion shares have been sold by the October 29, 2021 investor or exceed 10% of the daily trading volume in selling the shares of the Company's common stock

SusGlobal Energy Corp.
Notes to the Consolidated Financial Statements
December 31, 2023 and 2022
(Expressed in United States Dollars)

12. Convertible Promissory Notes, (continued)

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

On December 22, 2022, the October 28, 2021 investor, whose October 28, 2021 investor note had a previous Principal Amount of $294,118 and a maturity date of July 28, 2022, provided the Company with an amendment whereby the maturity date of the October 28, 2021 investor note was extended to the earlier of July 28, 2023 or the occurrence of a Liquidity Event. In addition, the Company agreed that the investor could convert his October 28, 2021, investor note into shares of the Company's common stock at any time at the investor's option. Previously, the October 28, 2021 Note was only convertible upon the occurrence of the Liquidity Event. The Company also agreed to change the conversion price to be the lowest trading bid price of the Company's common stock on the trading day immediately prior to the conversion date multiplied with a 35% discount to that lowest price. Previously, the conversion price was a 30% discount to the price at which the securities were sold in connection with the Liquidity Event. In consideration for the extension of the maturity date, the Company agreed to issue the investor 500,000 shares of the Company's common stock. The Company used the with-and-without method to allocate the proceeds between the convertible promissory note and the common shares. As a result, all the proceeds were allocated to the convertible promissory note and $nil to the common shares. As a result of the default on July 28, 2023, the Company is now incurring interest at the default rate of 24%. As at December 31, 2023, this note has a principal balance of $355,205 including accrued interest of $33,045.

On June 8, 2023, the October 29, 2021, investor's counsel sent the Company a notice of default on the October 29, 2021 investor note and the March 2022 Investor Notes, described below. The default was caused by the holders of these promissory notes not being able to receive shares of the Company's common stock, par value $0.0001 (the "Common Stock") pursuant to the conversion terms of these promissory notes. All cure periods available pursuant to the promissory notes had expired prior to June 8, 2023. The October 29, 2021, investor note had a principal balance of $1,300,000 before the default and the March 2022 Investor Notes, whose principal balance totaled $2,640,000 prior to the notice of default, increased by 20% or $528,000 in total as a result of the notice of default. In addition, default interest at the rate of 24% per annum continues to accrue on the March 2022 Investor Notes.

During the year ended December 31, 2023, the October 29, 2021 investor provided the Company with notices of conversion to convert in total $243,100. of his investor note having a fair value on conversion of $374,000 for 1,650,709 of common shares of the Company. The conversion prices per share for the year ended December 31, 2023 ranged from $0.1294 to $0.3400.

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

SusGlobal Energy Corp.
Notes to the Consolidated Financial Statements
December 31, 2023 and 2022
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

As noted above, on June 8, 2023 the counsel for the March 2022 Investors provided the Company with a notice of default. This resulted in the principal balance of the March 2022 Investor Notes increasing in principal from $2,640,000 in total to $3,168,000, in total. In addition, interest is accruing at the rate of 24% per annum. As at December 31, 2023, the principal balance of the March 2022 investor notes totaled $4,022,058, including accrued interest of $854,058 (2022-$nil) is included in the convertible promissory notes balance.

Refer also to subsequent events, note 23(c).

SusGlobal Energy Corp.
Notes to the Consolidated Financial Statements
December 31, 2023 and 2022
(Expressed in United States Dollars)

12. Convertible Promissory Notes, (continued)

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

During the year ended December 31, 2023 the Company issued 1,650,709 (2022-2,372,000) common shares on the conversion of convertible promissory notes in the amount of $243,100 having a fair value on conversion of $374,000 (2022-$579,247) at conversion prices ranging from $0.1294 to $0.3400 (2022-$0.1885 to $0.2339) per share. In addition, nil (2022-3,975,211) common shares were issued on the issuance of debt on extinguishment of existing debt having a fair market value of $nil (2022-$1,591,245).

Refer also to going concern, note 2.

SusGlobal Energy Corp.
Notes to the Consolidated Financial Statements
December 31, 2023 and 2022
(Expressed in United States Dollars)

12. Convertible Promissory Notes, (continued)

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

Gains and losses attributable to changes in credit risk were insignificant during the years ended December 31, 2023 and 2022. The Company recognized a loss of $nil (2022-$659,526) at the time of issuance of the convertible promissory notes and an additional loss of $3,059,969 (2022- $7,663,844) attributed to the change in fair value of the convertible promissory notes for the year ended December 31, 2023. In addition, for the year December 31, 2023, the Company recognized a gain on extinguishment of convertible promissory notes of $nil (2022-$4,274,820). Further, for the year ended December 31, 2023, the Company incurred debt issuance costs of $nil (2022-$101,000), which were expensed as incurred.

13. Fair Value Measurement

The following table presents information about the Company's financial assets and liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation:

	Fair Value Measurements as of December 31, 2023 and 2022
	Using			Total	Total
	Level 1	Level 2	Level 3	2023	2022
Assets:	$-	-	-	$-	$-
Liabilities:
Convertible promissory notes	-	-	10,519,824	10,519,824	7,796,433
	$-	-	10,519,824	$10,519,824	$7,796,433

During the years ended December 31, 2023 and December 31, 2022, there were no transfers between Level 1, Level 2, or Level 3. There were no other financial assets or liabilities measured at fair value on a recurring basis as of December 31, 2022.

The following table summarizes the change in Level 3 financial instruments during the year ended December 31, 2023.

	2023	2022
Fair value at December 31, 2022	$7,796,433	$3,798,516
Fair value at issuance		2,159,526
Amendments	2,180,923	-
Conversions/repayments	(336,578)	(136,880)
Mark to market adjustment	879,046	7,663,844
Settlement	-	(5,688,573)
Fair value at December 31, 2023	$10,519,824	$7,796,433

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

SusGlobal Energy Corp.
Notes to the Consolidated Financial Statements
December 31, 2023 and 2022
(Expressed in United States Dollars)

13. Fair Value Measurement (continued)

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

At the issuance dates of the convertible promissory notes, the probability of default ("PD") was assumed to be 75% (2022-75%), except for those which were amended post maturity, which were assumed to be 100%. The probability of default was determined in reference to a 1-year PD rate for a 'CCC+' rating at issuance, and a combination of 'CC' and 'CCC-' credit ratings at December 31, 2023 and 2022. Increasing (decreasing) the probability of default would result in a significantly higher (lower) fair value measurement.

Other significant unobservable inputs include the expected volatility and the credit spread. The expected volatility was based on the historical volatility over a look-back period that was consistent with the balance-remaining term of the instruments. A range of 162.4% to 164.8% was used for the expected volatility (2022-92% to159%). The discount for lack of marketability was determined using a range of option pricing methodologies using the remaining restriction term corresponding to each instrument on the relevant valuation date. The credit spread was determined in reference to credit yields of companies with similar credit risk at the date of valuation. A premium of 10% (2022-10%) was added to the credit spread as an instrument specific adjustment to reflect the Company's risk of default. A range of 22.95% to 22.95% (2022-24.4% to 25.6%) was used for the credit spread.

14. Loans Payable to Related Parties

	2023	2022

Directors	$47,500	$40,000
Haute Inc.	442,016	-
Total	$489,516	$40,000

The loan owing to directors were received by the Company on June 6, 2022 and March 16, 2023, are unsecured, bearing interest at 5% per annum and due on demand.

On December 5, 2023, the Company received a loan from Haute Inc., in the amount of $453,660 (C$600,000) bearing interest at 13% per annum, due June 5, 2024. The net proceeds were $254,424 (C$336,495) after deducting outstanding interest on existing mortgages for a wholly owned subsidiary, 1684567, and other disbursements in the amount of $154,369 (C$204,165), a financing fee in the amount of $13,610 (C$18,000) plus the applicable harmonized sales taxes of $1,769 (C$2,340). In addition, six months of interest in the amount of $29,488 (C$39,000) was capitalized. During the year ended December 31, 2023 $2,298 (2022-$1,134) was incurred on the director loan. As at December 31, 2023, $3,386 (2022-$1,088) of accrued interest is included in accrued liabilities in the consolidated balance sheets.

During the year ended December 31, 2023, a director's company, Travellers, converted a total of $278,845 (C$372,483) (2022-$nil; C$nil) of loans provided during the year and $300,156 (C$406,800) (2022-$33,371; C$45,200) of accounts payable owing to Travellers for 2,911,852 (2022-193,778) common shares.  There was no gain or loss on these conversions.

SusGlobal Energy Corp.
Notes to the Consolidated Financial Statements
December 31, 2023 and 2022
(Expressed in United States Dollars)

15. Capital Stock

As at December 31, 2023, the Company had 150,000,000 common shares authorized with a par value of $.0001 per share and 125,272,975 (December 31, 2022-113,438,832) common shares issued and outstanding.

For the year ended December 31, 2023, the Company issued 1,650,709 (December 31, 2022-2,372,090) common shares on the conversion of a convertible promissory note having a fair value on conversion in the amount of $374,000 (December 31, 2022-$579,247) at conversion prices ranging from $0.1294 to $0.3400 (December 31, 2022- $0.1885 to $0.2339) per share. This resulted in a loss on conversion of $74,359 disclosed under other (income) expenses, note 17.

In addition, the Company raised $380,971 (December 31, 2022-$907,760, net of share issue costs of $1,440), on a private placement for 1,536,582 (December 31, 2022-4,444,041) common shares at prices ranging from $0.2047 to $0.3250 (December 31, 2022-$0.154 to $0.45) per share, including a private placement to an independent director. Further, 1,790,000 (December 31, 2022-6,655,000) common shares of the Company were issued for professional services valued at $396,895 (December 31, 2022-$2,186,110), based on the closing trading prices on the effective dates of the consulting agreements. This amount, $396,895 (December 31, 2022-$2,092,230) is included in the amount disclosed as stock-based compensation in the consolidated statements of operations and comprehensive loss and the balance, $nil (December 31, 2022-$374,531) is included in prepaid expenses and deposits in the consolidated balance sheets. In addition, during the year ended December 31, 2022, 4,125,211 shares were issued on the issuance of debt on extinguishment of existing debt having a fair value on issuance of $1,652,715 and 1,616,667 common shares were issued on the extension of the maturity dates on convertible promissory notes having a fair value on issuance of $231,067. Further, on September 8, 2022, 241,502 common shares were returned to treasury.

During the year ended December 31, 2023, Travellers converted $579,001 (C$779,283) (December 31, 2022-$33,371; C$45,200 in outstanding accounts payable) in outstanding loans and outstanding accounts payable for 2,911,852 (December 31, 2022-193,778) common shares of the Company, based on closing trading prices on the day prior to each conversion.

On January 3, 2023, the Company issued 3,000,000 (January 2, 2022-1,000,000) common shares to the CEO and 100,000 (January 2, 2022-50,000) common shares to the CFO in connection with their executive consulting agreements, valued at $446,400 (2022-$240,450), based on the closing trading price on the effective date of their executive consulting agreements. Included under management stock-based compensation in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2023 is an amount of $230,400 (2022-$240,450). Also, during the year ended December 31, 2023, the Company issued 500,000 (2022-230,000) common shares on proceeds previously received.

Furthermore, on January 3, 2023, the Company issued 20,000 (February 7, 2022-10,000) common shares to an employee valued at $2,880 (December 31, 2022-$1,990) based on the closing trading price on the date of issuance. Also, 100,000 common shares were issued on March 1, 2023 to a new director appointed on February 18, 2023, valued at $21,000, based on the closing trading price on the date appointed. Both amounts are disclosed as stock-based compensation in the consolidated statements of operations and comprehensive loss. In addition, the Company issued 225,000 common shares for other services relating to satisfying certain outstanding interest expenses on a 1st mortgage, valued at $34,124 (C$45,000) based on the closing trading price on issuance.

As at December 31, 2023, the Company recorded a balance of $nil (December 31, 2022-$213,600 for 750,000 shares to be issued relating to a consulting agreement, of which 750,000 were issued on January 27, 2023, valued on the effective dates stipulated in the consulting agreement). On December 31, 2023, the Company cancelled the balance of $60,100, relating to 250,000 which were to be issued relating to a consulting agreement with a Tradigital Marketing Group (“Tradigital”) for professional services, valued on the effective dates stipulated in the consulting agreement. The shares were cancelled based on an arbitrator’s decision made on April 26, 2024, to a claim filed against the Company by Tradigital. Refer also to legal proceedings, note 21. These professional services are included under stock-based compensation in the consolidated statements of operations and comprehensive loss.

16. Commitments

a) Effective January 1, 2023, new executive consulting agreements were finalized for the services of the CEO and the CFO, for two years and one year, respectively. The CEO's monthly fee is $30,244 (C$40,000) for 2023 and $37,805 (C$50,000) for 2024 and for the CFO $9,451 (C$12,500). The future minimum commitment under these consulting agreements, is as follows:

For the year ending December 31, 2024	$453,660

SusGlobal Energy Corp.
Notes to the Consolidated Financial Statements
December 31, 2023 and 2022
(Expressed in United States Dollars)

16. Commitments, (continued)

b) The Company has agreed to lease its office premises from Haute on a month-to-month basis, at the monthly rate of $6,805 (C$9,000). The Company is responsible for all expenses and outlays in connection with its occupancy of the leased premises, including, but not limited to utilities, realty taxes and maintenance.

c) Effective February 3, 2021, upon the successful completion of a Nasdaq listing, the Company has committed a payment of $300,000 to a consulting firm providing advisory and consulting services.

d) On November 5, 2021 the Company committed to the design and construction of its Hamilton, Ontario, Canada facility, including architectural and general contracting fees in the amount of $6,900,024 (C$9,125,809) plus applicable harmonized sales taxes.

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

f) The Company was assigned the land lease on the purchase of certain assets of Astoria Organic Matters Ltd., and Astoria Organic Matters Canada LP. The land lease, which comprises 13.88 acres in Roslin, Ontario, Canada, has a term expiring March 31, 2034. The basic monthly rent on the net lease is $2,268 (C$3,000) and is subject to adjustment based on the consumer price index as published by Statistics Canada ("CPI"). To date, no adjustment for CPI has been charged. The Company is also responsible for any property taxes, maintenance, insurance and utilities. In addition, the Company has the right to extend the lease for five further terms of five years each and one further term of five years less one day. As the Company acquired the business of 1684567, the previous landlord, in 2019, there are no future commitments for this lease. The Company is responsible through a special provision of the site plan agreement with the City of Belleville (the "City"), Ontario, Canada, that it is required to fund road maintenance required by the City through to September 30, 2025 at an annual rate of $7,561 (C$10,000). The future minimum commitment is as follows:

For the year ending December 31, 2024	$7,561
For the year ending December 31, 2025	7,561
$15,122

Up until September 30, 2023, PACE had provided the Company a letter of credit in favor of the MECP in the amount of $209,312 (C$276,831) and, as security, has registered a charge of lease over the organic waste processing and composting facility, located at 704 Phillipston Road, Roslin, Ontario, Canada.

The current letter of credit required by the MEC is $482,117 (C$637,637) and now $110,759 (C$146,487), while the Company re-assesses and re-submits it financial assurance to the MECP with the assistance of its environmental consultant. The Company has not yet satisfied this requirement of the MECP.

The letter of credit is a requirement of the MECP and is in connection with the financial assurance provided by the Company for it to be in compliance with the MECPs environmental objectives. The MECP regularly evaluates the Company's organic waste processing and composting facility to ensure compliance is adhered to and the letter of credit is subject to change by the MECP. The Company has engaged an environmental consulting firm to re-evaluate the financial assurance with the MECP which is based on the estimated environmental remediation and clean-up costs for its waste processing and composting facility. As a result of inspections carried out by the MECP during the current and prior years, some of which have resulted in MECP orders being issued, the Company has accrued estimated and actual costs for corrective measures in orders issued by the MECP $2,153,214 (C$2,847,790) (2022-$676,635; C$904,287).

SusGlobal Energy Corp.
Notes to the Consolidated Financial Statements
December 31, 2023 and 2022
(Expressed in United States Dollars)

17. Other Income (Expenses)

	2023	2022
(a) Gain on settlement of outstanding debt and accrued interest with PACE	$2,925,467	$-
(b) Loss on conversion of convertible promissory notes	(74,359)	-
(c) Loss on revaluation of convertible promissory notes	(3,059,969)	(8,323,370)
(d) Provision for losses	(2,740,661)	-
(e) Settlement payment	-	(250,000)
(f) Gain on extinguishment of convertible promissory notes	-	4,274,820
	$(2,949,522)	$(4,298,550)

(a) During the year ended December 31, 2023, the Company settled the outstanding debt to PACE including accrued interest.

(b) As described under capital stock, note 15, the loss is on the conversions of the October 29, 2021 investor note.

(c) Loss on revaluation of convertible promissory notes.

(d) The provision for losses includes the provision for loss on a deposit for future acquisition in the amount of $148,200, a provision for loss on a claim by Tradigital in the amount of $58,097 (refer also to legal proceeds, note 21) and a provision for loss on a lawsuit against the Company by the investor of the March 3, 2023 Investor Note in the amount of $2,534,364 (refer also to subsequent events, note 23(c)).

(e) During the year ended December 31, 2022, the Company accrued for a settlement payment for the release of the services of a party for an underwriting offering dated March 22, 2022 and amended May 23, 2022.

(f) During the year ended December 31, 2022, the Company recorded a gain on extinguishment of convertible promissory notes.

18. Income Taxes

The Company's income tax provision has been calculated as follows:

	2023	2022
Loss before income taxes	$(8,225,334)	$(12,082,636)
Expected income tax recovery at the statutory rate of 21% (2022-21%)	(1,727,320)	(2,537,354)
Foreign tax rate differences	(66,534)	(133,836)
Prior year adjustments	26,565	50,972
Foreign exchange effect on deferred tax assets and other	(62,195)	112,591
Permanent differences	681,551	1,545,782
Change in valuation allowance	1,147,933	889,757
Provision for income taxes	$-	$(72,088)

The Company's income tax provision is allocated as follows:

Deferred Tax (recovery)	-	(72,088)
	$-	$(72,088)

SusGlobal Energy Corp.
Notes to the Consolidated Financial Statements
December 31, 2023 and 2022
(Expressed in United States Dollars)

Deferred tax assets and liabilities

The tax effects of temporary differences that give rise to significant components of the deferred income tax assets and deferred income tax liabilities are presented below:

	2023	2022
Net operating loss carry forwards	$4,795,400	$3,742,661
Financing costs	41,495	84,502
Depreciable and amortizable assets	(21,073)	9,123
Land	(175,603)	(171,469)
Convertible promissory notes	-	(110,924)
Other timing differences	198,156	136,549
Total gross deferred income tax assets	4,838,375	3,690,442
Less: valuation allowance	4,871,404	3,690,442
Total deferred income tax liabilities	$-	$-

Movement in deferred income tax liabilities:	2023	2022
Balance at the beginning of the year	$-	$(73,925)
Recognized in profit/loss	-	72,088
Recognized in OCI	-	1,837
Balance at the end of the year	$-	$-

As at December 31, 2023 and 2022, the valuation allowance was due to the history of losses generated. The valuation allowance is reviewed periodically and if the assessment of the more likely than not criteria changes, the valuation allowance is adjusted accordingly.

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company computes tax asset benefits for net operating losses ("NOL") carried forward.

The Company has US NOL available for carry forward of $9,499,557 (2022-$5,537,874) which can be carried forward indefinitely and Canadian NOL available for carry forward of $10,567,898 (C$13,976,852) (2022-$9,734,745; C$13,185,352) which expire in the years 2037 through 2043.

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

20. Economic Dependence

During the year ended December 31, 2023, the Company generated 94% (2022-84%) of its revenue from four (2022-three) customers.

SusGlobal Energy Corp.
Notes to the Consolidated Financial Statements
December 31, 2023 and 2022
(Expressed in United States Dollars)

21. Legal Proceedings

From time to time, the Company may become involved in litigation relating to claims arising from the ordinary course of business. Management believes that there are currently no claims or actions pending against us, the ultimate disposition of which would have a material adverse effect on our results of operations, financial condition or cash flows, except as follows:

The Company has a claim against it for unpaid legal fees in the amount of $49,329 (C$65,241). The amount is included in accounts payable on the Company's consolidated balance sheet.

On October 4, 2023, an action was launched by one of the October 2021 Investors, who claimed he was owed $1,300,000 plus accrued interest. The principal balance in the accounts and noted under convertible promissory notes, note 12(a) is $1,645,337, which is after conversions of $318,100 during 2022 and 2023 and includes accrued interest of $345,337. The Company has disclosed the fair value of this convertible promissory note as $2,404,558. The Company intends to repay the balance owed when it is financially able to do so.

On or around November 27, 2023 and March 6, 2024, the Company experienced an outflow of contaminated  water from its stormwater pond into the City of Belleville's roadside ditch and has continued to periodically overflow. The Company is working with its environmental consultants and its Canadian legal counsel to assess the damage caused, remediate this occurrence and report regularly to the MECP.

The Company has a claim against it for unpaid Hydro Bills in the amount of $378,278 (C$500,302). The amount is included in accounts payable on the Company's consolidated balance sheets.

In addition, on November 17, 2023, the Company received an amended claim filed against it from 2023 by Tradigital in the sum of US$219,834.17 in owed fees plus the difference in stock price, 300,000 common shares of the Company, plus attorney fees and expenses. The case went to arbitration on March 11, 2024 and the Company defended its position. On April 4, 2024, the International Centre for Dispute Resolution indicated that no additional evidence is to be submitted and the hearings are declared closed as of April 29, 2024.The tribunal will endeavor to render the final decision within the timeframe provided for in the rules. Management agrees that outstanding fees, which are included in accounts payable in the consolidated balance sheets, are only in the amount of US$30,000, which was agreed to by the parties in earlier communications and through various e-mail correspondence. In addition, the management has no issue with the outstanding common shares to be provided to the claimant totaling 300,000. Management believes that the additional claim amount of US$189,834.17 is without merit. Of the total of 300,000 common shares, 50,000 have been issued and the remaining 250,000 are disclosed as shares to be issued in the statements of stockholders' deficiency. On April 26, 2024, the arbitrator for this claim awarded Tradigital the sum of $118,170 which has been accrued by the Company and the remaining 250,000 were not required to be issued by the Company and cancelled.

Refer also to subsequent events, note 23(c).

22. Comparative Figures

Certain figures in the comparative period have been reclassified to conform to the current year's presentation.

23. Subsequent Events

The Company's management has evaluated subsequent events up to the date the condensed consolidated financial statements were issued, pursuant to the requirements of ASC 855 and has determined the following to be material subsequent events:

(a) On January 15, 2024, Travellers converted outstanding accounts payable in the amount of $102,527 (C$135,600) for 809,044 common shares of the Company based on the trading price immediately prior to the conversion. And on January 9, 2024, Haute provided the Company with a loan in the amount of $249,263 (C$329,670).

(b) On March 18, 2024, the Company informed its transfer agent to cancel 750,000 common shares previously issued to a service provider.

(c) On April 1, 2024, the Company received notice of a complaint filed against it by the March 3, 2022 Investor, seeking damages of no less than $4,545,393. The Company had thirty calendar days to respond and on April 30, 2024, the Company was able to extend the time to respond with opposing counsel, a further fifteen days. The Company has been unable to retain counsel to represent it in this matter. The full amount of the complaint has been included in the accounts.

(d) On April 2, 2024, the Company received funds in the amount of $148,217 (C$196,028), on a 4 th mortgage in the amount of $244,815 (C$323,786) net of unpaid interest, a financing fee and six months of capitalized interest, on the Company's waste processing and composting facility in Belleville, Ontario, Canada.

(e) On April 15, 2024, the Company received proceeds of $100,500, net of an original issue discount of 10% and disbursements, on a new convertible promissory note in the principal amount of $120,000.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of senior management, including our chief executive officer and our chief financial officer, also our principal financial and accounting officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act as of December 31, 2023 (the "Evaluation Date"). Based on this evaluation, Marc Hazout, our chief executive officer and Ike Makrimichalos, our chief financial officer and principal financial and accounting officer, concluded that our internal control over financial reporting was not effective for the year ended December 31, 2023. Such conclusions are noted below.

Report by Management on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The framework used by management to evaluate internal controls over financial reporting is Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations (COSO), as implemented by their subsequent publication Internal Control over Financial Reporting - Guidance for Smaller Public Companies. Based on this evaluation, Marc Hazout, our chief executive officer and Ike Makrimichalos, our chief financial officer and principal financial and accounting officer, concluded that our internal control over financial reporting was not effective for the year ended December 31, 2023. The matters involving internal controls over financial reporting that may be considered material weaknesses included the small size of the Company and the resulting lack of a segregation of duties.

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

Changes in Internal Control over Financial Reporting

There were no changes to the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our fourth fiscal quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

       Not applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our Board of Directors consisted of four independent directors and one director who is from management at December 31, 2023. For the size and scope of our business and operations, we believe a board of approximately five members is more appropriate and small enough to allow for effective communication among the members but large enough so that we get a diverse set of perspectives and experiences around our board room. Our bylaws provide that, in uncontested elections, directors will be elected by a majority of the votes cast, and in contested elections, directors will be elected by a plurality of the votes cast.

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

Name	Age	Position

Marc M. Hazout	59	Chairman of the Board, President, Chief Executive Officer and Director

Ike Makrimichalos	68	Chief Financial Officer

Andrea Calla	71	Director

Gary Herman	59	Director

Susan Harte	58	Director

Bruce Rintoul	64	Director

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

Marc M. Hazout, age 59, founded SusGlobal Energy Corp. in 2014, and currently serves as Chairman, President and CEO. Mr. Hazout brings over 25 years of experience in public markets, finance and business operations to SusGlobal Energy Corp. Over the past several years Mr. Hazout has been involved in acquiring, restructuring and providing management services, as both a Director and an Officer, to several publicly traded companies. In 1998, Mr. Hazout founded and has been President and CEO of Travellers International Inc., a private equity firm headquartered in Toronto. Travellers has been involved in a multitude of successful capital market transactions over the past two decades. Mr. Hazout attended York University in Toronto studying International Relations and Economics. Mr. Hazout speaks English, French, and Hebrew.

The determination was made that Mr. Hazout should serve on our Board of Directors because he possesses significant experience in securities and capital markets.

Ike Makrimichalos, age 68, is a Chartered Professional Accountant (Chartered Accountant), with over 25 years of experience in servicing public and private companies, including manufacturing, automotive, technology & telecommunications and insurance, for Deloitte LLP in Toronto. Mr. Makrimichalos has served as a Chief Financial Officer and Controller in the mining sector for companies with global operations and multiple filing jurisdictions and currently also serves as a Chief Financial Officer in the financial services sector, along with providing financial consulting services for several private companies. Mr. Makrimichalos graduated from the University of Toronto with a Bachelor of Arts degree.

The determination was made that Mr. Ike Makrimichalos join the executive team because he possesses significant experience in financial reporting and accounting matters.

        Independent Directors

Andrea Calla, age 71, has been a member of the Board since November 14, 2018. Mr. Calla is President and CEO of the Calla Group and is an accomplished professional with over 35 years of experience in business, more recently a senior executive for ten years with The Tridel Group, one of Canada's largest community builders/developers. He was actively involved in the different company divisions and all facets of the industry. He is also Managing Partner of The Callian Capital Group, a globally active Toronto-based investment and capital management firm. Mr. Calla has held key leadership and entrepreneurial roles driving innovative, practical and effective changes to improve quality of life through various company start-ups across diverse industries, some include: Chairman, Deep Geo Inc., a global nuclear waste management company, Chairman & Co-Founder of TransAsia Investment Partners, Hong Kong, Founding Director of 350 Capital, a "cleantech" investment company, Co-Founder of Nordicon, a design-build company, Canada, US, Mid-East, Founding member of Novator, pioneer in e-commerce and AI, helped make it the 14th fastest growing company in Canada, reported by Profit 100 magazine, Board of Sumbola, an innovative internet e-publishing company, Co-Founder, Board member of Twin Hills Resources, developer of partial upgrading cavitation technology, reducing the viscosity of oil sands bitumen to flow through pipelines without having to be blended with diluent, Board of SEL Global, an innovative Mobile Shopping Solutions Software and Advertising company, software developed in Silicon Valley, Advisory Board of Magnovate, innovative Magnetic Levitation transportation systems, Co-Founder of Fusion Sailboats, designed, developed, manufactured and distributed the Fusion 15, winner of Sailing World's "International Boat of the Year" in 2003, Advisory Board of Dorsay Development Corp., currently planning a purpose-built community in the GTA with a ground-breaking model in place-making. The over 1,200-acre community will combine global best practices in creating a sustainable community that is economically, environmentally, socially healthy and resilient. Throughout his career, Andrea has been committed to City and Community building, improving the quality of life in urban regions and continually driving innovative, practical and effective change in different sectors through his leadership and entrepreneurial skills. Andréa holds a Bachelor of Architecture from the University of Toronto, a Master of Science from Columbia University, New York and an Executive MBA from Ivey School of Business, Western University.

The determination was made that Mr. Calla should serve on our Board of Directors due to his extensive technical and business experience, which will be extremely valuable as the Company continues to grow.

Gary Herman, age 59, has served on our Board since April 2021. Mr. Herman is a seasoned investor with many years of investment and business experience. From 2005 to 2020 he co-managed Strategic Turnaround Equity Partners, LP (Cayman) and its affiliates. From January 2011 to August 2013, he was a managing member of Abacoa Capital Management, LLC, which managed Abacoa Capital Master Fund, Ltd., focused on a Global-Macro investment strategy. From 2005 to 2020, Mr. Herman was affiliated with Arcadia Securities LLC, a New York-based broker-dealer. From 1997 to 2002, he was an investment banker with Burnham Securities, Inc. From 1993 to 1997, he was a managing partner of Kingshill Group, Inc., a merchant banking and financial firm with offices in New York and Tokyo. Mr. Herman has a B.S. from the University at Albany with a major in Political Science and minors in Business and Music. Mr. Herman has many years of experience serving on the boards of public and private companies. He presently sits on the boards of Siyata Mobile, Inc. (NASDAQ: SYTA), LQR House, Inc. (NASDAQ: LQR), SRM Entertainment, Inc. (NASDAQ: SRM) and XS Financial, Inc. (CSE: XS).

We believe Mr. Herman’s extensive board and investment experience makes him well qualified to serve as a member of our Board of Directors.

Susan Harte, age 58, has been a member of the Board since June 1, 2021. Ms. Harte is a nationally recognized leader in site selection, location economics and incentives. She is currently a principal of the international site selection consulting firm Hickey & Associates. For over 25 years, she has combined her expertise in commercial real estate, site selection and economic development, to assist her clients with leveraging location as a competitive advantage. Throughout her practice, Ms. Harte has led her clients to achieving better business outcomes by integrating strategic planning techniques and implementation frameworks to drive internal stakeholder consensus around location decisions. She has managed major site selection projects for many Fortune 500 companies involving complex multi-jurisdictional competitive strategies. Pursuant to this work, she has structured, negotiated and secured over US$1billion in location incentives such as real estate and personal property tax abatements, sales tax exemptions, grants and specialty bond financing for her clients' projects. Prior to her current position, Ms. Harte was a Senior Vice President at CBRE, the world's largest commercial real estate services and investment firm, in the global Location Advisory and Transactions Services group. She previously was Director of the Business Economic Incentives Practice at Jones Lang LaSalle having joined the company after seven years with the New York City boutique law firm of Stadtmauer Bailkin. She also served a term as the Director of National Incentives Practice at, Grant Thornton one of the largest accounting firms in the world and as Director of Industry Development at Empire State Development Corporation, New York State's economic development agency.

We believe that these experiences make Ms. Harte well-qualified to serve as a member of the Board.

Bruce Rintoul, age 64, has been a member of the Board since February 22, 2023. Bruce Rintoul served as Senior Vice President of Operations at Veolia North America and previously held senior executive positions with environmental and industrial corporations such as Philip Services Corporation, The Churchill Corporation, RSC Equipment Rental, CEDA International Corporation, and Strike Energy Services. Rintoul also previously served on the Board of Directors for CEDA International Corporation in addition to his CEO and President responsibilities. He left Veolia in March 2022 after more than 6 years with Veolia in Houston, Texas and Toronto, Ontario, Canada. As Senior VP of Operations at Veolia, he led the transformation of U.S. and Canadian energy generation, water/wastewater management, hazardous waste, and environmental service businesses through structural changes, business process improvements, and data management system implementations. The resulting operational and financial performance improvement subsequently facilitated the divestment of several Veolia businesses in North America. He graduated from the University of New Hampshire with a B.Sc. in Civil Engineering and is a Licensed Professional Engineer in Ontario, Alberta and British Columbia. He received his MBA from the University of Western Ontario, his ICD-DEP from the University of Toronto, Rotman School of Management, and his ICD.D from the Institute of Corporate Directors, Calgary, Alberta.

We believe that Bruce's strong strategic, operational, and business leadership experience in energy, waste and water markets across North America makes him well-qualified to serve as a member of the Board.

Director Compensation Policy

        The Company's current director compensation policy includes a fee of $19,230 (C$25,000) to all independent directors annually. The director compensation for the years ended December 31, 2023 and 2022 are as follows:

Director Compensation

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
(a)	(b)(ii)	(c)	(d)	(e)	(f)	(g)	(h)

Marc Hazout	-	-	-	-	-	-	-
Andrea Calla	2023-$18,525(i) (C$25,000) 2022-$19,230(i) (C$25,000)	-	-	-	-	-	2023-$18,525 (C$25,000) 2022-$19,230 (C$25,000)
Gary Herman(i)	2023-$18,525(i) (C$25,000) 2022- $19,230(i) (C$25,000)	--	-	-	-	-	2023-$18,525 (C$25,000) 2022-$19,230 (C$25,000)
Susan Harte Bruce Rintoul	2023-$18,525(i) (C$25,000) 2022- $19,230(i) (C$25,000) 2023-$16,004 (i) (C$21,597) 2022-$nil (C$nil)	- -	- -	- -	- -	- -	2023-$18,525 (C$25,000) 2022-$19,230 (C$25,000) 2023-$16,004 (C$21,597) 2022-$nil (C$nil)

(i) The fees earned for services are unpaid at December 31, 2023 and at the date of this filing.

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

Based solely on the Company's review of the copies of such Forms and written representations from certain reporting persons, the Company believes that all filings required to be made by the Company's Section 16(a) reporting persons during the Company's fiscal year ended December 31, 2023 were made on a timely basis, except for: (i) one late Form 3 filing on behalf of Mr. Rintoul following his appointment as director on February 18, 2023, and (ii) one late Form 4 filing on behalf of Mr. Hazout disclosing an issuance of shares of Common Stock.

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth certain summary information with respect to the compensation paid to the Company's Chief Executive Officer and President (Marc Hazout) and Chief Financial Officer (Ike Makrimichalos) for services rendered in all capacities to the Company for the fiscal years ended December 31, 2023 and 2022. Messrs. Hazout and Makrimichalos constituted our named executive officers for each of 2023 and 2022:

Summary Compensation Table

Name and	Year	Salary	Bonus	Stock	Option	Non-equity	Nonqualified	All other	Total
principal		($)	($)	awards	awards	incentive	deferred	compensation	($)
position				($)	($)	plan	compensation	($)
						Compensation	earnings
						($)	($)

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Marc Hazout Chairman, President and Chief Executive Officer	2023	355,680 (C$480,000)	-	432,000	-	-	-	-	787,680
	2022	369,216 (C$480,000)	-	229,000	-	-	-	-	598,216

Ike Makrimichalos, Chief Financial Officer	2023	111,150 (C$150,000)	-	14,400	-	-	-	-	125,550
	2022	92,304 (C$120,000)	-	11,450	-	-	-	-	103,754

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

Pursuant to the terms of the CEO's Consulting Agreement, for his services as the CEO, the compensation is at a rate of $30,244 (C$40,000) per month for twelve (12) months, beginning on the Effective Date, January 1, 2023, and at a rate of $37,805 (C$50,000) per month for twelve (12) months, beginning January 1, 2024. In addition, the Company granted the CEO 3,000,000 restricted shares of the Company's Common Stock, par value of $0.0001 per share (the "Common Stock") on the Effective Date. These restricted shares were issued on January 3, 2023. The Company has also agreed to reimburse the CEO for certain out-of-pocket expenses incurred by the CEO.

The CEO's Consulting Agreement is for a term of twenty-four (24) months. Upon a Constructive Discharge (as defined in the CEO's Consulting Agreement) and subject to certain notification requirements and the Company's opportunity to cure the Constructive Discharge, the CEO will be entitled to a compensation of twelve (12) months' fees, as well as any bonus compensation owing.

The Company entered into an Executive Consulting Agreement (the "CFO Consulting Agreement"), by and between the Company and the CFO of the Company, effective January 1, 2023. Pursuant to the terms of the CFO Consulting Agreement, the CFO is entitled to fees of $9,451 (C$12,500) per month for his services. In addition, the Company granted the CFO 100,000 restricted shares of the Company's Common Stock, par value of $0.0001 per share on the Effective Date. The Company has also agreed to reimburse the CFO for certain out-of-pocket expenses incurred by the CFO. The CFO's Consulting Agreement replaced the consulting agreement which expired on December 31, 2022.

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

• by each of our officers and directors; and

• by all of our officers and directors as a group.

	Amount And
Title of Class Name And	Nature Of		Approximate
Address of Beneficial	Beneficial		Percent of
Owner (1)	Ownership (2)		Class (%)
Common	Marc Hazout	24,725,742(3)	19.73
Common	Ike Makrimichalos	750,000	0.60
Common	Andrea Calla	133,992(4)	0.11

Common	Susan Harte	50,000	0.04
Common Common	Gary Herman Bruce Rintoul	750,000(5) 410,888(6)	0.60 0.30
	All officers and directors as a group
Common	(6 persons)	26,820,622	21.38%

(1)	Except as noted above, the address for the above identified officers and directors of the Company is c/o 200 Davenport Road, Toronto, ON, Canada M5R 1J2.

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

The above-referenced table is based on 125,332,019 issued and outstanding shares of common stock on the date of this filing.

EQUITY

As of December 31, 2023, the Company had 125,272,975 common shares issued and outstanding. At the date of this filing, the Company had 125,332,019 common shares issued and outstanding.

STOCK OPTIONS AND WARRANTS

As at December 31, 2023, and the date of this filing, the Company has no stock options or warrants outstanding.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

For the year ended December 31, 2023, the Company incurred $355,680 (C$480,000) (2022-$369,216; C$480,000) respectively, in management fees expense with Travellers International Inc. ("Travellers"), an Ontario company controlled by a director and the president and chief executive officer (the "CEO"); and $111,150 (C$150,000) (2022-$92,304; C$120,000) in management fees expense with the Company's chief financial officer (the "CFO"). As at December 31, 2023, unpaid remuneration and unpaid expenses in the amount of $171,733 (C$227,130) (December 31, 2022-$161,790; C$219,138) is included in accounts payable and $138,963 (C$183,789) (2022-$22,705; C$30,753) in accrued liabilities in the consolidated balance sheets.

In addition, during the year ended December 31, 2023, the Company incurred interest expense of $nil C$nil (2022-$518; C$674) on the outstanding loan from the CFO.

For the year ended December 31, 2023, the Company incurred $103,496 (C$139,670) (2022-$107,216; C$139,386) in rent expense paid under a lease agreement, currently under a month-to-month lease with Haute Inc. ("Haute"), an Ontario company controlled by the CEO. In addition, during the year ended December 31, 2023, a director's company, Travellers, converted a total of $278,845 (C$372,483) (2022-$nil; C$nil) of loans provided during the year and $300,156 (C$406,800) (2022-$33,371; C$45,200) of accounts payable owing to Travellers for 2,911,852 (2022-193,778) common shares.

For those independent directors providing their services throughout 2023, the Company recorded directors' compensation in the amount of $71,579 (C$96,597) (2022-$57,690; $75,000). As of December 31, 2023, outstanding directors' compensation of $197,186 (C$260,793) (2022-$121,226; C$164,196) is included in accrued liabilities, in the consolidated balance sheets. In addition, during the year, the new independent director was awarded stock-based compensation consisting of 100,000 common shares of the Company, valued at $21,000 based on the trading price on his appointment. In the prior year, one of the independent directors was awarded stock-based compensation consisting of 750,000 common shares of the Company, valued at $105,750, based on the trading price on commencement of the consulting agreement, for services provided in developing certain contacts to further the Company's business opportunities. This amount is disclosed as stock-based compensation in the consolidated statements of operations and comprehensive loss.

Furthermore, for the year ended December 31, 2023, the Company recognized management stock-based compensation expense of $230,400 (2022-$240,450), on the common stock issued to the CEO and the CFO, 3,000,000 (2022-1,000,000) and 100,000 (2022-50,000) common stock respectively, on their executive consulting agreements and $2,880 (2022-$1,990) on 20,000 (2022-10,000) common stock issued to an employee. Of the 3,000,000 common shares issued to the CEO, 1,500,000 were fully vested at year-end.

Item 14. Principal Accounting Fees and Services.

The aggregate fees billed by the Company's external auditors in each of the last two fiscal years are as follows:

	2023	2022
Audit fees(1)	$47,000	$91,488
Audit-related fees(2)	$36,000	$107,164
Tax fees	$ -	$33,292
All other fees(3)	$250	$37,747
Total	$83,250	$269,691

(1)	Audit fees consisted of the audit work on annual financial statements.
(2)	Audit-related fees consist principally of reviews of quarterly financial statements.
(3)	All other fees relate to tax filings other than income tax (2022-reviews of registration statements).

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

        (a) (2) Consolidated Financial Statement Schedules:

        None

        (a) (3) Exhibits:

Exhibit No.	Description

3.1	Form of Certificate of Incorporation of SusGlobal Energy Corp. (filed as Exhibit 3.1 to the Registrant's Post Effective Amendments for Registration Statement filed with the SEC on June 7, 2017 and incorporated herein by reference).

3.2	Form of Bylaws of SusGlobal Energy Corp. (filed as Exhibit 3.2 to the Registrant's S-4/A filed with the SEC on December 23, 2016 and incorporated herein by reference).

4.1	Specimen Common Stock certificate (filed as Exhibit 4.1 to the Registrant's S-4/A filed with the SEC on December 23, 2016 and incorporated herein by reference).

4.2	Description of Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (filed as Exhibit 4.2 to the Registrant's 10-K filed with the SEC on April 15, 2021 and incorporated by reference).

4.3	Form of Convertible Promissory Note issued by SusGlobal Energy Corp. on June 18, 2021 (filed as Exhibit 4.5 to the Registrant's 8-K filed with the SEC on June 24, 2021 and incorporated by reference).

4.4	Mortgage Increase. (Filed as Exhibit 4.6 to the Registrant's Form 8-K. (filed with the SEC on August 20, 2021).

4.5	Mortgage dated August 17, 2021. (Filed as Exhibit 4.7 to the Registrant's 8-K filed with the SEC on August 23, 2021)

4.6	Form of Convertible Promissory Note issued by SusGlobal Energy Corp. on November 3, 2021 (filed as Exhibit 4.8 to the Registrant's 8-K filed with the SEC on November 9, 2021 and incorporated by reference).

4.7	Form of Convertible Promissory Note issued by SusGlobal Energy Corp. on December 2, 2021 (filed as Exhibit 4.9 to the Registrant's 8-K filed with the SEC on December 8, 2021 and incorporated by reference).

4.8	Form of Convertible Promissory Note issued by SusGlobal Energy Corp. on March 8, 2022 (filed as Exhibit 4.10 to the Registrant's 8-K filed with the SEC on March 15, 2022 and incorporated by reference).

4.9	Form of Convertible Promissory Note issued by SusGlobal Energy Corp. on March 8, 2022 (filed as Exhibit 4.11 to the Registrant's Form 8-K filed with the SEC on March 15, 2022 and incorporated by reference).

4.10	Form of Convertible Promissory Note issued by SusGlobal Energy Corp. on June 2022 (filed as Exhibit 4.12 to the Registrant's Form 8-K filed with the SEC on June 30, 2022 and incorporated by reference).

4.11	Amendments to the OID Convertible Promissory Notes, dated September 15, 2022 (filed as Exhibit 4.13 to the Registrant's Form 8-K Filed with the SEC on September 21, 2022.

4.12	Amendments to the OID Convertible Promissory notes, dated December 22, 2022 and December 29, 2022 (filed as Exhibit 4.14 to the Registrant's Form 8-K filed with the SEC on January 5, 2023 and incorporated by reference).

4.13	Mortgage charge dated November 2, 2023, by R. Williamson Consultants Ltd., P.I.C.K.S. Inc., and 2654666 Ontario Inc., (the lenders) and SusGlobal Energy Canada Corp., (the borrower-2nd mortgage) and 1684567 Ontario Inc., (collateral 3rd mortgage).

4.14*	Mortgage renewal/extension agreement dated December 1, 2023, between R. Williamson Consultants Limited., P.I.C.K.S. Inc., Canada Western Trust Company (107861, 107862, 107863, 111,831, 113116 and 117354), Giovanni and Assunta Paglia, Joanne Brocca, Steve Silvani and Katelyn, (the lenders) and 1684567 Ontario Inc., and SusGlobal Energy Belleville Ltd., (the borrowers) and SusGlobal Energy Corp., (the guarantor).

4.15*	Form of Convertible Promissory Note issued by SusGlobal Energy Corp., on April 12, 2024.

4.16*	Promissory note between SusGlobal Energy Canada Corp., and Marc Hazout, dated December 6, 2023.

4.17*	Promissory note between SusGlobal Energy Canada Corp., and Marc Hazout, dated January 9, 2024.

4.18*	Mortgage agreement dated April 2, 2024 between R. Williamson Consultants Limited, P.I.C.K.S. Inc., and Treegrove Enterprises Inc., (the lenders) and 1684567 Ontario Inc., (the borrower).

10.1	Loan/Mortgage Commitment between Table Rock Holdings Inc., 1916761 Ontario Limited and D&D Brannan Consultants Inc., (the lenders) and 1684567 Ontario Inc., and SusGlobal Energy Belleville Ltd. (the borrowers) and SusGlobal Energy Corp. (the guarantor) (filed as Exhibit 10.1 to the Registrant's Form 10-Q filed with the SEC on August 14, 2019 and incorporated herein by reference).)

10.2	General Security Agreement between Table Rock Holdings Inc., P.I.C.K.S. Inc., Canadian Western Trust Company, Giovanni and Assunta Paglia, Bob MacNelly and Shanna Young (the Secured Party), 1684567 Ontario Inc. (the Debtor) and SusGlobal Energy Corp., (the Guarantor) (filed as Exhibit 10.2 to the Registrant's Form 10-K filed with the SEC on April 7, 2020 and incorporated herein by reference).).

10.3	Guarantee by and between SusGlobal Energy Corp., and Private Lenders, dated August 13, 2021. (Filed as Exhibit 10.3 to the Registrant's Form 8-K filed with the SEC on August 20, 2021).

10.4	Form of Consulting Agreement between SusGlobal Energy Canada Corp., and Investors. (Filed as Exhibit 10.4 to the Registrant's Form 8-K filed with the SEC on November 9, 2021).

10.5	Form of Securities Purchase Agreement, effective March 8, 2022 (filed as Exhibit 10.5 to the Registrant's Form 8-K filed with the SEC on March 15, 2022).

10.6	Form of Securities Purchase Agreement, signed in June 2022 (filed as Exhibit 10.6 to the Registrant's Form 8-K filed with the SEC on June 30, 2022 and incorporated herein by reference).

10.7**	Executive Chairman Consulting Agreement between SusGlobal Energy Canada Corp., Travellers International Inc. and Marc Hazout effective January 1, 2023.

10.8**	Executive Consulting Agreement between SusGlobal Energy Canada Corp., and Ike Makrimichalos effective January 1, 2023.

10.9**	Mortgage Commitment between R. Williamson Consultants Limited., P.I.C.K.S. Inc., and Canadian Western Trust Company (the lenders") and 1684567 Ontario Inc. (the "borrower") and SusGlobal Energy Corp. (the "guarantor"), on March 1, 2023.

10.11	Purchase of land by and between Snave Holdings Ltd., (the vendor) and SusGlobal Energy Canada Corp., (the purchaser) on November 2, 2023 (Filed as Exhibit 10.1 to the Registrant's Form 10-Q filed with the SEC on November 14, 2023 and incorporated by reference).

10.12	Mortgage commitment by and between Snave Holdings Ltd, (the lender) and SusGlobal Energy Canada Corp., (the borrower) dated November 2, 2023 (Filed as Exhibit 10.2 to the Registrant's Form 10-Q filed with the SEC on November 14, 2023 and incorporated by reference).

10.13	Mortgage commitment by and between R. Williamson Consultants Limited, P.I.C.K.S. Inc., and 2654666 Ontario Inc., (the lenders) and 1684567 Ontario Inc., (the borrower) and SusGlobal Energy Canada Corp., (the guarantor) on November 2, 2023 for the land purchase (Filed as Exhibit 10.3 to the Registrant's Form 10-Q filed with the SEC on November 14, 2023 and incorporated by reference).

10.14*	Form of Securities Purchase Agreement dated April 12, 2024.

14.1	Code of Ethics. (Filed as Exhibit 14.1 to the Registrant's Form 10-K filed with the SEC on April 1, 2019 and incorporated herein by reference).

21.1	Subsidiaries of the Registrant (filed as Exhibit 21 to the Registrant's Form 10-K filed with the SEC on April 14, 2022).

31.1*	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

32.1*	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

32+	Certification by the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Management contract or compensatory plan or arrangement.
+	In accordance with SEC Release 33-8238, Exhibit 32 is being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUSGLOBAL ENERGY CORP.

May 15, 2024	By:	/s/ Marc Hazout
Marc Hazout
Executive Chairman, President and Chief Executive Officer

May 15, 2024	By:	/s/ Ike Makrimichalos
Ike Makrimichalos
Chief Financial Officer (Principal
Financial and Accounting Officer)

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Marc Hazout	Chairman of the Board, President and Chief Executive Officer	May 15, 2024
Marc Hazout	(principal executive officer) and Director

/s/ Ike Makrimichalos	Chief Financial Officer	May 15, 2024
Ike Makrimichalos	(principal financial and accounting officer)

/s/ Andrea Calla	Director	May 15, 2024
Andrea Calla

/s/ Gary Herman	Director	May 15, 2024
Gary Herman

/s/ Susan Harte	Director	May 15, 2024
Susan Harte

/s/ Bruce Rintoul	Director	May 15, 2024
Bruce Rintoul

