Form 10-Q
period 2024-03-31
SusGlobal Energy Corp.
filed 2024-06-07
CIK 1652539

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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
Yes [ ]    No [X]

The number of shares of the registrant's common stock outstanding as of June 7, 2024 was 125,332,019.

2

SusGlobal Energy Corp.

INDEX TO FORM 10-Q

For the Three-Month Periods Ended March 31, 2024 and 2023

3

SUSGLOBAL ENERGY CORP.

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024 and 2023

(Expressed in United States Dollars)

(unaudited)

4

SusGlobal Energy Corp.

Interim Condensed Consolidated Balance Sheets

As at March 31, 2024 and December 31, 2023

(Expressed in United States Dollars)

(unaudited)

	March 31, 2024	December 31, 2023
ASSETS
Current Assets
Cash	$222	$1,263
Trade receivables	2,725	55,579
Government remittances receivable	22,960	41,330
Prepaid expenses and deposits (note 6)	244,526	335,368
Total Current Assets	270,433	433,540

Long-lived Assets, net (note 7)	10,972,445	11,322,363
Long-Term Assets	10,972,445	11,322,363
Total Assets	$11,242,878	$11,755,903
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
Accounts payable (note 8)	$4,346,628	$3,960,270
Government remittances payable	433,169	473,691
Accrued liabilities (notes 8, 9, 10 and 13)	5,935,046	5,942,684
Current portion of long-term debt (note 9)	9,115,035	9,371,941
Current portion of obligations under capital lease (note 10)	59,592	66,037
Convertible promissory notes (note 11)-in default	10,653,510	10,519,824
Loans payable to related parties (note 13)	730,390	489,516
Total Current Liabilities	31,273,370	30,823,963

Stockholders' Deficiency
Preferred stock, $.0001 par value, 10,000,000 authorized, none issued and outstanding Common stock, $.0001 par value, 150,000,000 authorized, 125,332,019 (2023- 125,272,975) shares issued and outstanding (note 14)	12,537	12,531
Additional paid-in capital	19,640,730	19,539,606
Accumulated deficit	(40,096,275)	(38,570,531)
Accumulated other comprehensive income (loss)	412,516	(49,666)

Stockholders' deficiency	(20,030,492)	(19,068,060)

Total Liabilities and Stockholders' Deficiency	$11,242,878	$11,755,903

Going concern (note 2)
Commitments (note 15)
Subsequent events (note 19)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

5

SusGlobal Energy Corp.
Interim Condensed Consolidated Statements of Operations and Comprehensive Loss

For the three-month periods ended March 31, 2024 and 2023

(Expressed in United States Dollars)

(unaudited)

	For the three-month periods ended
	March 31, 2024	March 31, 2023
Revenue	$38,575	$164,687

Cost of Sales
Opening inventory	-	58,695
Depreciation	78,933	108,372
Direct wages and benefits	18,102	40,852
Equipment rental, delivery, fuel and repairs and maintenance	172,870	21,424
Utilities	(5,201)	12,937
Outside contractors	4,448	-
	269,152	242,280
Less: closing inventory	-	(60,959)
Total cost of sales	269,152	181,321

Gross loss	(230,577)	(16,634)

Operating expenses
Management compensation-stock- based
compensation (notes 8 and 14)	54,000	57,600
Management compensation-fees (note 8)	139,013	116,456
Marketing	501	10,951
Professional fees	160,387	116,688
Interest expense (notes 8, 9, 10 and 13)	285,316	219,675
Office and administration (note 8)	57,122	52,890
Rent and occupancy (note 8)	60,330	50,193
Insurance	14,649	13,543
Filing fees	11,137	12,457
Amortization of financing costs	57,516	18,824
Directors' compensation (note 8)	18,535	15,969
Stock-based compensation (note 14)	-	334,291
Repairs and maintenance	-	19,687
Foreign exchange loss (income)	325,217	(7,873)
Total operating expenses	1,183,723	1,031,351

Net loss from operating activities	(1,414,300)	(1,047,985)
Other (expense) income (note 16)	(111,444)	12,813
Net loss	(1,525,744)	(1,035,172)
Other comprehensive (loss)
Foreign exchange income (loss)	462,182	(6,634)

Comprehensive loss	$(1,063,562)	$(1,041,806)

Net loss per share-basic and diluted	$(0.01)	$(0.01)

Weighted average number of common shares outstanding- basic and diluted	125,877,079	117,722,279

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

6

SusGlobal Energy Corp.

Interim Condensed Consolidated Statements of Changes in Stockholders' Deficiency

For the three-month periods ended March 31, 2024 and 2023

(Expressed in United States Dollars)

(unaudited)

	Number of Shares	Common Shares	Additional Paid- in Capital	Shares to be Issued	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Stockholders' Deficiency

Balance-December 31, 2023	125,272,975	$12,531	$19,539,606	$-	$(38,570,531)	$(49,666)	$(19,068,060)
Shares issued on conversion of related party debt	809,044	81	101,049	-	-	-	101,130
Cancellation of shares for professional services	(750,000)	(75)	75	-	-	-	-
Other comprehensive loss	-	-	-	-	-	462,182	462,182
Net loss	-	-	-	-	(1,525,744)	-	(1,525,744)
Balance-March 31, 2024	125,332,019	$12,537	$19,640,730	$-	$(40,096,275)	$412,516	$(20,030,492)

Balance-December 31, 2022	113,438,832	$11,348	$17,152,018	$213,600	$(30,345,197)	$377,853	$(12,590,378)
Shares issued for proceeds previously received	500,000	50	153,450	(153,500)	-	-	-
Shares issued to officers	3,100,000	310	446,090	-	-	-	446,400
Shares issued to employee	20,000	2	2,878	-	-	-	2,880
Shares issued to director	100,000	10	20,990	-	-	-	21,000
Shares issued on conversion of debt to equity	1,049,413	105	220,049	-	-	-	220,154
Shares issued for professional services	410,000	41	63,439	-	-	-	63,480
Other comprehensive loss	-	-	-	-	-	(6,634)	(6,634)
Net loss	-	-	-	-	(1,035,172)	-	(1,035,172)
Balance-March 31, 2023	118,618,245	$11,866	$18,058,914	$60,100	$(31,380,369)	$371,219	$(12,878,270)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

7

SusGlobal Energy Corp.

Interim Condensed Consolidated Statements of Cash Flows

For the three-month periods ended March 31, 2024 and 2023

(Expressed in United States Dollars)

(unaudited)

	For the three-month period ended March 31, 2024	For the three-month period ended March 31, 2023
Cash flows from operating activities
Net loss	$(1,525,744)	$(1,035,172)
Adjustments for:
Depreciation	79,239	108,678
Amortization of financing fees	57,516	18,824
Stock-based compensation	54,000	391,891
Loss on conversion of convertible promissory notes	-	20,513
Loss (gain) on revaluation of convertible promissory notes	133,686	(33,326)
Gain on forgiveness of long-term debt	(22,242)	-
Changes in non-cash working capital:
Trade receivables	51,761	(12,227)
Government remittances receivable	17,461	(13,524)
Inventory	-	(2,218)
Prepaid expenses and deposits	(3,707)	(186)
Accounts payable	583,688	206,655
Government remittances payable	(29,316)	22,634
Accrued liabilities	135,242	123,472
Net cash used in operating activities	(468,416)	(203,986)
Cash flows from financing activities
Advances of long-term debt	-	1,109,100
Repayment of long-term debt	(58,298)	(9,134)
Financing fee on long-term debt	-	(44,364)
Repayments of obligations under capital lease	(4,887)	(14,148)
Financing fee on loans payable to related parties	(6,673)	-
Advances of loans payable to related parties	249,607	39,939
Net cash provided by financing activities	179,749	1,081,393
Effect of exchange rate on cash	287,626	9,238
(Decrease) increase in cash	(1,041)	886,645
Cash and cash equivalents-beginning of period	1,263	42,900

Cash and cash equivalents and restricted cash-end of period	$222	$929,545
Supplemental Cash Flow Disclosure:
Interest paid	$48,033	$105,351
Supplemental Non-Cash Disclosure:
Common stock issued at fair value for conversion of debt	$101,130	$220,154
Cancellation of common stock	$75	-
Shares issued for prepaid services	$-	$141,869

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

8

SusGlobal Energy Corp.

Notes to the Interim Condensed Consolidated Financial Statements

March 31, 2024 and 2023

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

The Company incurred a net loss of $1,525,744 (2023-$1,035,172) for the three months ended March 31, 2024 and as at that date had a working capital deficit of $31,002,937 (December 31, 2023-$30,390,423) and an accumulated deficit of $40,096,275 (December 31, 2023-$38,570,531) and expects to incur further losses in the development of its business.

On November 3, 2023, the funds previously held in escrow, which related to a full and final mutual release of all obligations owing to PACE, including accrued interest, in the amount of $924,500 (C$1,250,000), were released to PACE (now Alterna) and Alterna released all security it held to the Company. Prior to this full and final mutual release the obligations owing to PACE, including accrued interest were $3,930,207 (C$5,197,999). The Company was successful in extending the maturity date on one of its 1st mortgages, which had a maturity date of December 1, 2023, to June 1, 2024 and transferred another 1st mortgage, originally a vendor take-back mortgage with a maturity date of August 17, 2023 to a new mortgage with a new maturity date of December 14, 2024. On January 10, 2024, the Company stopped receiving waste at its waste processing and composting operation in Belleville, Ontario Canada, to address several non-compliance matters addressed in orders from the Ministry of the Environment, Conservation and Parks (the "MECP"). The Company continues to seek investors to raise funds through debt or equity.

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2024 and 2023
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

3. Significant Accounting Policies

These interim condensed consolidated financial statements do not include all the information and footnotes required by US GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements of the Company for the years ended December 31, 2023 and 2022 and their accompanying notes.

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

5. Financial Instruments

The carrying value of the Company's financial instruments, such as cash, trade receivables, accounts payable and accrued liabilities approximate fair value due to the short-term nature of these instruments. The carrying amounts of the long-term debt, obligations under capital lease, convertible promissory notes and loans payable to related parties also approximates fair value due to their market interest rate.

Interest, Credit and Concentration Risk

Interest rate risk is the risk borne by an interest-bearing asset or liability as a result of fluctuations in interest rates. Financial assets and financial liabilities with variable interest rates expose the Company to cash flow interest rate risk.

The Company is not exposed to significant interest rate risk on its long-term debt as at March 31, 2024 and December 31, 2023.

Credit risk is the risk of loss associated with a counterparty's inability to perform its payment obligations. As at March 31, 2024, the Company's credit risk is primarily attributable to cash and trade receivables. As at March 31, 2024, the Company's cash was held with a reputable Canadian chartered bank and a United States of America bank.

With regards to credit risk with customers, the customers' credit evaluation is reviewed by management and account monitoring procedures are used to minimize the risk of loss. The Company believes that no additional credit risk beyond amounts provided for by the allowance for doubtful accounts are inherent in accounts receivable. As at March 31, 2024 and December 31, 2023, there was no allowance for doubtful accounts.

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2024 and 2023
(Expressed in United States Dollars)

(unaudited)

5. Financial Instruments, (continued)

As at March 31, 2024, the Company is exposed to concentration risk as it had one customer (December 31, 2023-three customers) representing greater than 5% of total trade receivables and one customer (December 31, 2023-three customers) represented 89% (December 31, 2023-97%) of trade receivables. The Company had certain customers whose revenue individually represented 10% or more of the Company's total revenue. These customers accounted for 91% (43%, 27% and 21%) (March 31, 2023-67%; 22% and 45%) of total revenue.

Liquidity Risk

Liquidity risk is the risk that the Company is unable to meet its obligations as they fall due. The Company takes steps to ensure it has sufficient working capital and available sources of financing to meet future cash requirements for capital programs and operations. Management is considering all its options to repay its creditors. Refer also to going concern, note 2.

The Company actively monitors its liquidity to ensure that its cash flows and working capital are adequate to support its financial obligations and the Company's capital programs. To continue operations, the Company will need to raise capital, and complete the refinancing of its real property and organic waste processing and composting facility (the "Belleville Facility"). There is no assurance of funding being available or available on acceptable terms. Realization values may be substantially different from carrying values as shown. Refer also to going concern, note 2.

Currency Risk

Although the Company's functional currency is the C$, the Company realizes a portion of its expenses in United States Dollars ("$"). Consequently, certain assets and liabilities are exposed to foreign currency fluctuations. As at March 31, 2024, $3,287,681 (December 31, 2023-$3,168,407) of the Company's net monetary liabilities were denominated in $. The Company has not entered into any hedging transactions to reduce the exposure to currency risk.

6. Prepaid Expenses and Deposits

Included in prepaid expenses and deposits are costs, primarily for professional services to be expensed as stock-based compensation after March 31, 2024, in the amount of $162,000 (December 31, 2023-$216,000). The professional services disclosed under stock-based compensation related to general corporate consulting, marketing, branding and commercialization to market, and general investor relations services. The common shares issued for professional services are also noted under capital stock, note 14. The balance consists of costs and deposits for services expiring or relating to periods after March 31, 2024, including insurance, rent and professional services retainers.

7. Long-lived Assets, net

		March 31, 2024		December 31, 2023
	Cost	Accumulated depreciation	Net book value	Net book value

Land	$5,493,610	$-	$5,493,610	$5,628,345
Property under construction	3,547,206	-	3,547,206	3,634,204
Composting buildings	2,237,704	870,500	1,367,204	1,435,124
Gore cover system	1,039,120	654,914	384,206	420,245
Driveway and paving	342,063	179,013	163,050	174,058
Signage	6,100	5,179	921	1,256
Automotive equipment	162,477	146,229	16,248	29,131
	$12,828,280	$1,855,835	$10,972,445	$11,322,363

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2024 and 2023
(Expressed in United States Dollars)

(unaudited)

7. Long-lived Assets, net, (continued)

Depreciation for the three-month period ended March 31, 2024, is disclosed in cost of sales in the amount of $78,933 (C$106,464) (2023-$108,372; C$146,568) and in office and administration in the amount of $306 (C$413) (2023-$306; C$413), in the interim condensed consolidated statements of operations and comprehensive loss.

8. Related Party Transactions

For the three-month period ended March 31, 2024, the Company incurred $111,210 (C$150,000) (2023-$88,728; C$120,000), in management fees expense with Travellers International Inc. ("Travellers"), an Ontario company controlled by a director and the president and chief executive officer (the "CEO"); and $27,803 (C$37,500) (2023-$27,728; C$37,500) in management fees expense with the Company's chief financial officer (the "CFO"). As at March 31, 2024, unpaid remuneration and unpaid expenses in the amount of $128,796 (C$174,520) (December 31, 2023-$171,733; C$227,130) is included in accounts payable and $163,865 (C$222,039) (December 31, 2023-$138,963; C$183,789) is included in accrued liabilities in the interim condensed consolidated balance sheets.

For the three-month period ended March 31, 2024, the Company incurred $31,266 (C$42,172) (2023-$24,334; C$32,911) in rent expense paid under a lease agreement with Haute Inc. ("Haute"), an Ontario company controlled by the CEO. The lease agreement had expired and the Company is currently on a month-to-month arrangement.

In addition, on January 11, 2024, Travellers converted $101,130 (C$135,600) of accounts payable into 809,044 common shares of the Company at the closing trading price immediately prior to the conversion.  There was no gain or loss on this conversion.

For the independent directors, the Company recorded directors' compensation during the three months ended March 31, 2024 of $18,535 (C$25,000) (2023-$15,969; C$21,597). In addition, in the prior year, on February 18, 2023, a new independent director was appointed and he was awarded 100,000 common shares of the Company on March 1, 2023 valued at $21,000 based on the closing trading price on the appointed date and included under stock-based compensation in the interim condensed consolidated statements of operations and comprehensive loss. As at March 31, 2024, outstanding directors' compensation of $210,915 (C$285,793) (December 31, 2023-$197,186; C$260,793) is included in accrued liabilities, in the interim condensed consolidated balance sheets.

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

Pursuant to the terms of the CFO's Consulting Agreement for his services as the CFO, the compensation is at a rate of $9,243 (C$12,500) per month for twelve (12) months, beginning on the Effective Date, January 1, 2023. In addition, the Company agreed to grant the CFO 100,000 restricted shares of the Company's Common Stock, par value of $0.0001 per share (the "Common Stock") on the Effective Date. The Company has also agreed to reimburse the CFO for certain out-of-pocket expenses incurred by the CFO. The CFO currently provides his services on a month-to-month basis.

Furthermore, for the three-month period ended March 31, 2024, the Company recognized management stock-based compensation expense of $54,000 (2023-$57,600), on the common stock issued to the CEO and the CFO, 3,000,000 and 100,000 common stock, respectively, as stipulated in their executive consulting agreements, effective January 1, 2023 valued at the trading price on the Effective Date. The total stock-based compensation on the issuance of the common stock totaled $nil (2023-$446,400). The portion to be expensed for the balance of the consulting agreements, $162,000 (2023-$216,000) is included in prepaid expenses and deposits in the interim condensed consolidated balance sheets.

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2024 and 2023
(Expressed in United States Dollars)

(unaudited)

9. Long-Term Debt

		March 31, 2024	December 31, 2023
(a)i)	Mortgage Payable-due June 1, 2024	$4,132,235	$4,213,705
(a)ii)	Mortgage Payable-due March 1, 2024	1,107,000	1,126,692
(a)iii)	Mortgage Payable-due November 2, 2025	1,476,000	1,512,200
(a)iv)	Mortgage Payable-due November 2, 2024	757,538	773,465
(a)v)	Mortgage Payable-due December 14, 2024	1,596,160	1,616,508
(b)	Canada Emergency Business Account-Due January 18, 2024	-	75,610
(c)	Corporate Term Loan-Due April 7, 2025	46,102	53,761
		9,115,035	9,371,941
Current portion		(9,115,035)	(9,371,941)
Long-Term portion		$-	$-

Refer also to going concern, note 2.

(a) i) On December 1, 2023, this 1st mortgage was renewed with a new maturity date of June 1, 2024 and a fixed interest rate of 13% per annum. On renewal, the 1st mortgage was increased by $307,215 (C$416,280), from $3,837,600 (C$5,200,000) to $4,144,815 (C$5616,280), to account for increased interest based on the previous variable rate, three months of prepaid interest and a financing fee. The 1st mortgage is secured by the shares held of 1684567, a 1st mortgage on the premises located at 704 Phillipston Road, Roslin, Ontario, Canada and a general assignment of rents. Financing fees on the 1st mortgage totaled $344,342 (C$455,419). As at March 31, 2024 $134,337 (C$182,029) (December 31, 2023-$44,555; C$58,928) of accrued interest is included in accrued liabilities in the interim condensed consolidated balance sheets. In addition, as at March 31, 2024 there is $12,579 (C$17,044) (December 31, 2023-$32,764; C$43,333) of unamortized financing fees included in long-term debt in the interim condensed consolidated balance sheets.

ii) On March 1, 2023, the Company obtained a 2nd mortgage in the amount of $1,107,000 (C$1,500,000) bearing interest at the annual rate of 12%, repayable monthly, interest only with a maturity date of March 1, 2024, secured as noted under paragraph (a) i) above. The Company incurred financing fees of $44,280 (C$60,000). As at March 31, 2024 $10,919 (C$14,795) (December 31, 2023-$11,187; C$14,795) of accrued interest is included in accrued liabilities in the interim condensed consolidated balance sheets. In addition, as at March 31, 2024, there is $nil (C$nil) (December 31, 2023-$7,457 (C$9,863) of unamortized financing fees included in long-term debt in the interim condensed consolidated balance sheets.

iii) On November 2, 2023, the Company completed the purchase of additional land, consisting of a 2.03-acre site in Hamilton, Ontario, Canada for $2,287,800 (C$3,100,000), prior to an additional disbursement of $43,155 (C$58,475) representing land transfer tax. The Company obtained vendor take-back 1st mortgage in the amount of $1,476,000 (C$2,000,000) bearing interest at 7% annually, payable monthly, interest only and maturing November 2, 2025. An additional mortgage, as noted below under paragraph (a) iv), was arranged to complete the purchase. As at March 31, 2024 $8,209 (C$11,123) in accrued interest is included in accrued liabilities in the interim condensed consolidated balance sheets.

iv) In connection with the purchase of additional land noted above under paragraph (a) iii) above, a 2nd mortgage was obtained in the amount of $774,900 (C$1,050,000) bearing interest at 13% annually, payable monthly interest only and secured by a 3rd mortgage on the property in Belleville, Ontario, Canada.

v) On December 14, 2023, the Company made arrangements to repay the previous 1st mortgage on the first property purchased in Hamilton, Ontario, Canada on August 17, 2021, for a new 1st mortgage in the amount of $1,648,174 ($C2,233,298) with new creditors. The original 1st mortgage was a vendor take back mortgage.

For the three-month period ended March 31, 2024, $262,113 (C$353,537) (2023-ended December 31, 2023, $718,535 (C$969,683) (2022-$430,772; C$560,026) in interest was incurred on the mortgages payable.

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2024 and 2023
(Expressed in United States Dollars)

(unaudited)

9. Long-Term Debt, (continued)

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

These CEBA loans were repaid on January 9, 2024 and January 11, 2024, in total $51,660 (C$70,000) and $22,140 (C$30,000) was forgiven as outlined in the CEBA term loan agreements. The forgiven amount is recorded under other expenses (income) in the interim condensed consolidated statements of operations and comprehensive loss.

(c) On April 8, 2021, the Company took delivery of a truck and hauling trailer for a total purchase price of $161,133 (C$218,338) plus applicable harmonized sales taxes. The purchase was financed by a bank term loan of $147,600 (C$200,000), over a forty-eight-month term, bearing interest at 4.95% per annum with monthly blended instalments of principal and interest payments of $3,617 (C$4,901) due April 7, 2025. As a result of cross defaults, the balance is included in current liabilities.

For the three-month period ended March 31, 2024, $587 (C$792) (2023-$781; C$1,057) in interest was incurred.

10. Obligations under Capital Lease

	March 31, 2024	December 31, 2023
	Total	Total
Obligations under Capital Lease	$59,592	$66,037
Less: current portion	(59,592)	(66,037)
Long-term portion	$-	$-

Refer also to going concern, note 2.

The lease agreement for certain equipment for the Company's Belleville Facility at a cost of $287,561 (C$389,650), is payable in monthly blended installments of principal and interest of $5,057 (C$6,852), plus applicable harmonized sales taxes for a period of fifty-nine months plus an initial deposit of $14,354 (C$19,450) plus applicable harmonized sales taxes and an option to purchase the equipment for a final payment of a nominal amount of $74 (C$100) plus applicable harmonized sales taxes on February 27, 2025. The leasing agreement bears interest at the rate of 3.59% annually, compounded monthly, due February 27, 2025.

The lease liability was secured by the equipment under capital lease as previously described under long-lived assets, net (note 7).

Minimum lease payments as per the original terms of the obligations under capital lease are as follows:

In the nine-month period ending December 31, 2024	$55,628
In the year ending December 31, 2025	5,131
60,759
Less: imputed interest	(1,167)
Total	$59,592

For the three-month period ended March 31, 2024, $558 (C$752) (2023-$1,052; C$1,423) in interest was incurred.

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2024 and 2023
(Expressed in United States Dollars)

(unaudited)

11. Convertible Promissory Notes

		March 31, 2024	December 31, 2023

(a)	Convertible promissory note-October 28 and 29, 2021	$3,011,755	$2,898,595
(b)	Convertible promissory note-March 3 and 7, 2022	6,099,466	6,065,878
(c)	Convertible promissory note- June 23, 2022	1,542,289	1,555,351
		$10,653,510	$10,519,824

The convertible promissory notes are accounted for under the fair value option in the consolidated balance sheets. The actual principal outstanding on the balance of the notes as at March 31, 2024 is $7,728,440 including accrued interest of $1,518,280 (2023-$7,442,600, including accrued interest of $1,232,440).

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

Pursuant to the September 15, 2022 amendment, the Company and the October 29, 2021 investor, agreed that the outstanding principal amount of the October 29, 2021 investor note would increase by 10% to $1,618,100 from the previously issued principal amount of $1,471,000. The new agreed upon maturity date was changed to November 15, 2022, subject to certain conditions and the maturity date would automatically be extended to January 15, 2023, provided that the October 29, 2021 investor does not notify the Company in writing prior to the maturity date that the automatic extension of the maturity date has been cancelled. In connection with this amendment, the Company agreed to use its best efforts to promptly facilitate the conversion of the October 29, 2021 investor note into shares of the Company's common stock.

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2024 and 2023
(Expressed in United States Dollars)

(unaudited)

11. Convertible Promissory Notes, (continued)

As a result of the default on November 15, 2022, the Company was informed that the October 29, 2021 investor will now be accruing interest at the default rate of 24% per annum. As at March 31, 2024, this note has a principal balance of $1,722,911 (December 31, 2023-$1,645,337), including $422,911 (December 31, 2023-$345,337) of accrued interest. In addition, on October 4, 2023, an action was launched by the October 29, 2021 investor, who claimed he was owed $1,300,000 plus accrued interest which is after conversions of $318,100 during 2022 and 2023 and includes accrued interest of $422,911 as at March 31, 2024 (December 31, 2023-$345,337). The Company has disclosed the fair value of this convertible promissory note as $2,495,508 (December 31, 2023-$2,404,558). The Company intends to repay the balance owed when it is financially able to do so.

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

Previously, the conversion price was a 30% discount to the price at which the securities were sold in connection with the Liquidity Event. In consideration for the extension of the maturity date, the Company agreed to issue the investor 500,000 shares of the Company's common stock. The Company used the with-and-without method to allocate the proceeds between the convertible promissory note and the common shares. As a result, all the proceeds were allocated to the convertible promissory note and $nil to the common shares. As a result of the default on July 28, 2023, the Company is now incurring interest at the default rate of 24%. As at March 31, 2024, this note had a principal balance of $374,429 (December 31, 2023-$355,205) including accrued interest of $52,269 (December 31, 2023-$33,045). The Company has disclosed the fair value of this convertible promissory note as $516,247 (December 31, 2023-$494,037).

On June 8, 2023, the October 29, 2021 investor's counsel sent the Company a notice of default on the October 29, 2021 investor note and the March 2022 Investor Notes, described below. The default was caused by the holders of these promissory notes not being able to receive shares of the Company's common stock, par value $0.0001 (the "Common Stock") pursuant to the conversion terms of these promissory notes. All cure periods available pursuant to the promissory notes had expired prior to June 8, 2023. The October 29, 2021, investor note had a principal balance of $1,300,000 before the default and the March 2022 Investor Notes, whose principal balance totaled $2,640,000 prior to the notice of default, increased by 20% or $528,000 in total as a result of the notice of default. In addition, default interest at the rate of 24% per annum continues to accrue on the October 29, 2021 investor note and the March 2022 Investor Notes.

During the year ended December 31, 2023, the October 29, 2021 investor provided the Company with notices of conversion to convert in total $243,100 of his investor note having a fair value on conversion of $374,000 for 1,650,709 of common shares of the Company. The conversion prices per share for the year ended December 31, 2023 ranged from $0.1294 to $0.3400.

The Company initially reserved 1,905,000 of its authorized and unissued Common Stock (the "October 2021 Reserved Amount"), free from pre-emptive rights, to be issued upon conversion of the October 2021 Investor Notes.

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2024 and 2023
(Expressed in United States Dollars)

(unaudited)

11. Convertible Promissory Notes, (continued)

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

Further, on June 29, 2022, the March 2022 Investors revised their March 2022 Investor Notes, to extend the maturity date to August 15, 2022 and increase the principal amount of each of the March 2022 Investor Notes by twenty percent (20%), from a Principal Amount of $2,000,000 to $2,400,000. In addition, the Company agreed to issue 100,000 common shares to the March 2022 Investor. These restricted shares of the Company's common stock will survive a reverse stock split prior to listing. The common shares were issued on July 11, 2022. The restructurings were accounted for as extinguishments in 2022 as they were renegotiated after maturity.

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

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2024 and 2023
(Expressed in United States Dollars)

(unaudited)

11. Convertible Promissory Notes, (continued)

As noted above, on June 8, 2023 the counsel for the March 2022 Investors provided the Company with a notice of default. This resulted in the principal balance of the March 2022 Investor Notes increasing in principal from $2,640,000 in total to $3,168,000, in total. In addition, interest is accruing at the rate of 24% per annum. As at March 31, 2024, the principal balance of the March 2022 investor notes totaled $4,211,100 (December 31, 2023- $4,022,058), including accrued interest of $1,043,100 (December 31, 2023-$854,058) is included in the convertible promissory notes balance

(c) On June 23, 2022, the Company executed one convertible promissory note (the "June 2022 Investor Note") with an investor (the "June 2022 Investor") in the amount of $1,200,000 bearing interest at 10% per annum and having an OID of 10%. The maturity date of the June 2022 Investor Note is the earlier of December 23, 2022 and the date of the Company's uplist to a national securities exchange. The proceeds from the June 2022 Investor Note were used to repay this investor's June 2021 Investor Note and their December 2021 Investor Note which matured June 16, 2022 and June 2, 2022 respectively, plus accrued interest. The net proceeds, after repaying the December 2021 Investor Note and the June 2021 Investor Note with accrued interest and related disbursements totaled approximately $204,000. The net proceeds were received on June 28, 2022. In addition, the Company issued 1,333,333 common shares to the June 2022 Investor on June 29, 2022 which have been included in the determination of the extinguishment gain and recognized at fair value. The restructuring was accounted for as extinguishments as it was renegotiated after maturity.

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

On December 29, 2022, the Company and the investor agreed to extend the maturity date to the earlier of June 23, 2023, or the occurrence of a Liquidity Event. In consideration for the extension of the maturity date, the Company agreed to: (i) increase the principal amount to $1,320,000.00 (the "Increased Principal Amount"); (ii) that interest is payable on the Increased Principal Amount and that such interest (but not any default interest that becomes due) is paid in full and in advance by the Company issuing to the June 2022 Investor 450,000 shares of the Company's common stock and (iii) issue to the June 2022 Investor 666,667 shares of the Company's common stock (the "Modification Fee Shares"). The parties agreed that the Modification Fee Shares served as an increase in the amount of commitment fee shares issued to the investor pursuant to the securities purchase agreement signed by the Company and the June 2022 Investor on June 23, 2022, in connection with the issuance of the June 2022 Investor Note. The Company used the with-and-without method to allocate the proceeds between the convertible promissory note and the common shares. As a result, all the proceeds were allocated to the convertible promissory note and $nil to the common shares.

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
March 31, 2024 and 2023
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

During the three-month period ended March 31, 2024, the Company issued nil (2023-1,049,413) common shares on the conversions of a convertible promissory note in the amount of $nil (2023-$143,100) having a fair value on conversion of $nil (2023-$199,641) at conversion prices ranging from $nil to $nil (2023-$0.1294 to $0.1442) per share. This resulted in a loss on conversion of $nil ($20,513), disclosed under note 16, other (expense) income.

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

Any transaction and other issuance costs have been expensed as incurred. Subsequently, the Company recognizes the notes at fair value with changes in net loss.

Gains and losses attributable to changes in credit risk were insignificant during the three-month periods ended March 31, 2024 and 2023. The Company recognized a loss of $nil (2023-$nil) at the time of issuance of the convertible promissory notes and an additional loss of $133,686 (2023- gain of $33,326) attributed to the change in fair value of the convertible promissory notes for the three-month periods ended March 31, 2024 and 2023.

12. Fair Value Measurement

The following table presents information about the Company's financial assets and liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation:

		Fair value as at March 31, 2024 and December 31, 2023 Using:
		Level 3	March 31, 2024	December 31, 2023
Assets:	$		$-	$-
Liabilities:
Convertible promissory notes			10,653,510	10,519,824
	$		$10,653,510	$10,519,824

During each of the three-month periods ended March 31, 2024 and 2023, there were no transfers between Level 1, Level 2, or Level 3. There were no financial assets or other liabilities measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023.

The following table summarizes the change in Level 3 financial instruments during the three-month period ended March 31, 2024 and December 31, 2023.

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2024 and 2023
(Expressed in United States Dollars)

(unaudited)

12. Fair Value Measurement, (continued)

	March 31, 2024	December 31, 2023
Fair value at December 31, 2023	$10,519,824	$7,796,433
Amendments	-	2,526,260
Conversions/repayments	-	(336,578)
Mark to market	133,686	533,709
Fair value at March 31, 2024 and December 31, 2023	$10,653,510	$10,519,824

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

At the issuance dates of the convertible promissory notes, the probability of default ("PD") was assumed to be 75% (December 31, 2023-75%), except for those which were amended post maturity, which were assumed to be 100%. The probability of default was determined in reference to a 1-year PD rate for a 'CCC+' rating at issuance, and a combination of 'CC' and 'CCC' credit ratings at March 31, 2024 and December 31, 2023. Increasing (decreasing) the probability of default would result in a significantly higher (lower) fair value measurement.

Other significant unobservable inputs include the expected volatility and the credit spread. The expected volatility was based on the historical volatility over a look-back period that was consistent with the balance-remaining term of the instruments. A value of 120.3% (December 31, 2023- range of 162.4% to 164.8%) was used for the expected volatility. The discount for lack of marketability was determined using a range of option pricing methodologies using the remaining restriction term corresponding to each instrument on the relevant valuation date. The credit spread was determined in reference to credit yields of companies with similar credit risk at the date of valuation. A premium of 10% (December 31, 2023-10%) was added to the credit spread as an instrument specific adjustment to reflect the Company's risk of default. A value of 23.07% (December 31, 2023-22.95%) was used for the credit spread.

13. Loans Payable to Related Parties

	March 31, 2024	December 31, 2023
Directors	$47,500	$47,500
CFO	5,166	-
Haute Inc.	677,724	442,016
Total	$730,390	$489,516

The loans owing to directors were received by the Company on June 6, 2022 and March 16, 2023, are unsecured, bearing interest at 5% per annum and due on demand. During the three-month period ended March 31, 2024, $591 (2023-$543) in interest was incurred on the directors' loans. As at March 31, 2024, $4,028 (December 31, 2023-$3,386) of accrued interest is included in accrued liabilities in the interim condensed consolidated balance sheets.

The loan from the CFO was provided on March 15, 2024, is unsecured and non-interest bearing.

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2024 and 2023
(Expressed in United States Dollars)

(unaudited)

13. Loans Payable to Related Parties, (continued)

On December 5, 2023, the Company received a loan from Haute Inc., in the amount of $442,800 (C$600,000) bearing interest at 13% per annum, due June 5, 2024. The net proceeds were $248,333 (C$336,495) after deducting outstanding interest on existing mortgages for a wholly owned subsidiary, 1684567, and other disbursements in the amount of $150,674 (C$204,165), a financing fee in the amount of $13,284 (C$18,000) plus the applicable harmonized sales taxes of $1,727 (C$2,340). In addition, six months of interest in the amount of $28,782 (C$39,000) was capitalized.

On January 9, 2024, the Company received a loan from Haute Inc., in the amount of $243,296 (C$329,670) bearing interest at 13% per annum due July 9, 2024. The proceeds received on January 9, 2024 net of capitalized interest of $14,391 (C$19,500) for six months and a financing fee of $6,642 (C$9,000) plus the applicable harmonized sales taxes of $863 (C$1,170) amounted to $221,400 (C$300,000).

During the three-month period ended March 31, 2024, $21,469 (C$28,957) (2023-$nil; C$nil) in interest was incurred on the two loans from Haute Inc.

In addition, on January 11, 2024, Travellers converted $101,130 (C$135,600) of accounts payable into 809,044 common shares of the Company at the closing trading price immediately prior to the conversion. There was no gain or loss on this conversion.

During the three-month period ended March 31, 2024, Travellers, converted a total of $101,130 (C$135,600) (2023-$nil; C$nil) of accounts payable owing to Travellers for 809,044 (2023 - nil) common shares of the Company at the closing trading price immediately prior to the conversion.  There was no gain or loss on this conversion.

14. Capital Stock

As at March 31, 2024, the Company had 150,000,000 common shares authorized with a par value of $.0001 per share and 125,332,019 (December 31, 2022-125,272,975) common shares issued and outstanding.

On January 11, 2024, Travellers converted $101,130 (C$135,600) of accounts payable into 809,044 common shares of the Company at the closing trading price immediately prior to the conversion. There was no gain or loss on this conversion. On March 18, 2024, the Company submitted a cancellation order to its transfer agent to cancel 750,000 common shares issued in the prior year to a consultant. There was no gain or loss on this cancellation.

For the three-month period ended March 31, 2024, the Company issued nil (2023-1,049,413) common shares on the conversion of a convertible promissory note having a fair value of $nil (2023-$199,641) at conversion prices ranging from $nil to $nil (2023- $0.1294 to $0.1442) per share. This resulted in a loss on conversion of $nil ($20,513) disclosed under note 16, other (expense) income.

For the three-month period ended March 31, 2024, the Company issued nil (2023-410,000) common shares for professional services valued at $nil (2023-$63,480), based on the closing trading prices on the effective dates of the consulting agreements.

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2024 and 2023
(Expressed in United States Dollars)

(unaudited)

14. Capital Stock, (continued)

On January 3, 2023, the Company issued 3,000,000 common shares to the CEO and 100,000 common shares to the CFO in connection with their executive consulting agreements, valued at $446,400, based on the closing trading price on the effective date of their executive consulting agreements. Included under management stock-based compensation in the interim condensed consolidated statements of operations and comprehensive loss for the three-month period ended March 31, 2024, is an amount of $54,000 (2023-$57,600). Also, during the three-month period ended March 31, 2023, the Company issued 500,000 common shares on proceeds previously received.

Furthermore, on January 3, 2023, the Company issued 20,000 common shares to an employee valued at $2,880 based on the closing trading price on the date of issuance. Also, 100,000 common shares were issued on March 1, 2023 to a new director appointed on February 18, 2023, valued at $21,000, based on the closing trading price on the date appointed. Both amounts were disclosed as stock-based compensation in the interim condensed consolidated statements of operations and comprehensive loss.

As at March 31, 2024, the Company recorded a balance of $nil (2023-$60,100), relating to 250,000 common shares which were to be issued relating to a consulting agreement with Tradigital Marketing Group ("Tradigital") for professional services, valued on the effective dates stipulated in the consulting agreement. The shares were cancelled on December 31, 2023, based on an arbitrator's decision made on April 26, 2024, to a claim filed against the Company by Tradigital. Refer also to legal proceedings, note 18. These professional services were included under stock-based compensation in the consolidated statements of operations and comprehensive loss.

15. Commitments

a) Effective January 1, 2023, new executive consulting agreements were finalized for the services of the CEO and the CFO, for two years and one year, respectively. The CEO's monthly fee was $29,520 (C$40,000) for 2023 and is $36,900 (C$50,000) for 2024 and for the CFO was $9,225 (C$12,500) for 2023. The future minimum commitment under these consulting agreements, is as follows:

For the nine-month period ending December 31, 2024	$332,100

b) The Company has agreed to lease its office premises from Haute on a month-to-month basis, at the monthly rate of $7,380 (C$10,000). The Company is responsible for all expenses and outlays in connection with its occupancy of the leased premises, including, but not limited to utilities, realty taxes and maintenance.

c) Effective February 3, 2021, upon the successful completion of a Nasdaq listing, the Company has committed a payment of $300,000 to a consulting firm providing advisory and consulting services.

d) On November 5, 2021, the Company committed to the design and construction of its Hamilton, Ontario, Canada facility (the "Hamilton Facility"), including architectural and general contracting fees in the amount of $6,734,847 (C$9,125,809) plus applicable harmonized sales taxes.

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

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2024 and 2023
(Expressed in United States Dollars)

(unaudited)

15. Commitments, (continued)

• $125,000 sixty days subsequent to the Company's shares listed on the Nasdaq or another senior exchange.

• $125,000 on the one-year anniversary of the first payment above and,

• $125,000 on the one-year anniversary of the second payment above.

There is also an arrangement to issue 250,000 warrants to the company once the Company's shares are listed on the Nasdaq or another major exchange.

f) The Company was assigned the land lease on the purchase of certain assets of Astoria Organic Matters Ltd., and Astoria Organic Matters Canada LP on September 15, 2017. The land lease, which comprises 13.88 acres in Roslin, Ontario, Canada, has a term expiring March 31, 2034. The basic monthly rent on the net lease is $2,214 (C$3,000) and is subject to adjustment based on the consumer price index as published by Statistics Canada ("CPI"). To date, no adjustment for CPI has been charged. The Company is also responsible for any property taxes, maintenance, insurance and utilities. In addition, the Company had the right to extend the lease for five further terms of five years each and one further term of five years less one day. As the Company acquired the business of 1684567, the previous landlord, in 2019, there are no future commitments for this lease. The Company is responsible through a special provision of the site plan agreement with the City of Belleville (the "City"), Ontario, Canada, that it is required to fund road maintenance required by the City through to September 30, 2025 at an annual rate of $7,380 (C$10,000). The future minimum commitment is as follows:

For the nine-month period ending December 31, 2024	$7,380
For the year ending December 31, 2025	7,380
$14,760

Up until September 30, 2023, PACE had provided the Company a letter of credit in favor of the MECP in the amount of $204,301 (C$276,831) and, as security, had registered a charge of lease over the Company's Belleville Facility located at 704 Phillipston Road, Roslin (near Belleville), Ontario, Canada.

The current letter of credit required by the MEC is $470,576 (C$637,637) and now $108,107 (C$146,487), while the Company re-assesses and re-submits it financial assurance to the MECP with the assistance of its environmental consultant. The Company has not yet satisfied this requirement of the MECP.

The letter of credit is a requirement of the MECP and is in connection with the financial assurance provided by the Company for it to be in compliance with the MECPs environmental objectives. The MECP regularly evaluates the Company's Belleville Facility to ensure compliance is adhered to and the letter of credit is subject to change by the MECP. The Company has engaged an environmental consulting firm to re-evaluate the financial assurance with the MECP which is based on the estimated environmental remediation and clean-up costs for its waste processing and composting facility. As a result of inspections carried out by the MECP during the prior years, some of which have resulted in MECP orders having been issued, the Company has accrued estimated and actual costs for corrective measures in orders issued by the MECP $2,102,786 (C$2,849,304) (December 31, 2023-$2,153,214; C$2,847,790).

16. Other (Expense) Income

	March 31, 2024	March 31, 2023
(a) Loss on conversion of convertible promissory note	$-	$(20,513)
(b) (Loss) gain on revaluation of convertible promissory notes	(133,686)	33,326
(c) Gain on forgiveness of CEBE loans	22,242	-
	$(111,444)	$12,813

(a) As described under convertible promissory notes, note 11(a), the loss is on three conversions of the October 29, 2021 investor note during the three-month period ended March 31, 2023.

(b) (Loss) gain on revaluation of convertible promissory notes. Refer also to convertible promissory notes, note 11.

(c) The gain on forgiveness is the result of repaying the required portion of the CEBA loans within the time period to allow for a forgiven amount of $22,242 (C$30,000). Refer also to long-term debt, note 9(b).

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2024 and 2023
(Expressed in United States Dollars)

(unaudited)

17. Economic Dependence

The Company generated 91% of its revenue from three customers, during the three-month period ended March 31, 2024 (2023-88% from three customers).

18. Legal Proceedings

From time to time, the Company may become involved in litigation relating to claims arising from the ordinary course of business. Management believes that there are currently no claims or actions pending against us, the ultimate disposition of which would have a material adverse effect on our results of operations, financial condition, or cash flows, except as follows:

The Company has a claim against it for unpaid legal fees in the amount of $48,148 (C$65,241). The amount is included in accounts payable on the Company's consolidated balance sheet.

On October 4, 2023, an action was launched by one of the October 2021 Investors, who claimed he was owed $1,300,000 plus accrued interest. The principal balance in the accounts and noted under convertible promissory notes, note 11(a) is $1,722,911 (December 31, 2023-$1,645,337), which is after conversions of $318,100 during 2022 and 2023 and includes accrued interest of $422,911 (December 31, 2023-$345,337). The Company has disclosed the fair value of this convertible promissory note as $2,495,508 (December 31, 2023-$2,404,558). The Company intends to repay the balance owed when it is financially able to do so.

On November 27, 2023 and March 6, 2024, the Company experienced an outflow of leachate impacted water from its stormwater pond into the City of Belleville's roadside ditch. The Company is working with its environmental consultants and its Canadian legal counsel to assess the damage caused, remediate this occurrence and report regularly to the MECP.

The Company has a claim against it for unpaid hydro bills in the amount of $378,278 (C$500,302). The amount is included in accounts payable on the Company's in the interim condensed consolidated balance sheets.

In addition, on November 17, 2023, the Company received an amended claim filed against it from 2023 by Tradigital in the sum of $219,834 in owed fees plus the difference in stock price, 300,000 common shares of the Company, plus attorney fees and expenses. The case went to arbitration on March 11, 2024 and the Company defended its position. On April 4, 2024, the International Centre for Dispute Resolution indicated that no additional evidence is to be submitted and the hearings were declared closed as of April 29, 2024.The tribunal would endeavor to render the final decision within the timeframe provided for in the rules. Management agrees that outstanding fees, which are included in accounts payable in the interim condensed consolidated balance sheets, are only in the amount of $30,000, which was agreed to by the parties in earlier communications and through various e-mail correspondence. In addition, the management has no issue with the outstanding common shares to be provided to the claimant totaling 300,000. Management believes that the additional claim amount of $189,834 is without merit. Of the total of 300,000 common shares, 50,000 have been issued and the remaining 250,000 were previously disclosed as shares to be issued in the consolidated statements of stockholders' deficiency. On April 26, 2024, the arbitrator for this claim awarded Tradigital the sum of $118,170 which had been accrued by the Company as at December 31, 2023 and March 31, 2024 and the remaining 250,000 common shares were not required to be issued by the Company.

Refer also to subsequent events, note 19(a).

19. Subsequent Events

The Company's management has evaluated subsequent events up to the date the interim condensed consolidated financial statements were issued, pursuant to the requirements of ASC 855 and has determined the following to be material subsequent events:

(a)     On April 1, 2024, the Company received notice of a complaint filed against it by one of the March 2022 Investors, seeking damages of no less than $4,545,393. The Company had thirty calendar days to respond and on April 30, 2024, the Company was able to extend the time to respond with opposing counsel, a further fifteen days. The Company has been unable to retain counsel to represent it in this matter. The full amount of the complaint has been included in the accounts. On May 21, 2024, the counsel for the plaintiff requested an entry for a default judgement against the Company.

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2024 and 2023
(Expressed in United States Dollars)

(unaudited)

19. Subsequent Events, (continued)

(b) On April 2, 2024, the Company received funds in the amount of $144,669 (C$196,028), on a 4th mortgage secured by the Belleville Facility and a 3rd mortgage secured by the additional land in Hamilton, Ontario, Canada in the amount of $238,954  (C$323,786) net of unpaid interest, a financing fee and six months of capitalized interest. A further sum of $24,354 (C$33,000) was advanced on May 27, 2024 and May 29, 2024 and added to the principal amount of this mortgage. Further, on May 30, 2024, an additional amount was negotiated and this mortgage increased by a further $31,892 (C$43,214). This amended mortgage will now have a principal balance of $295,200 (C$400,000).

(c) On April 15, 2024, the Company received proceeds of $100,500, net of an original issue discount of 10% and disbursements on a new convertible promissory note in the principal amount of $120,000. And, on May 23, 2024, the investor amended the convertible promissory note by increasing the principal by $12,223, resulting in proceeds to the Company of $10,000, net of an original issue discount of 10% and disbursements of $1,000.

(d) On May 16, 2024, the Company was informed by its Canadian legal counsel that the City of Belleville, Ontario, Canada (the "City"), issued an order against the Company's Belleville Facility, its numbered company, 1684567 and its officers for the repayment of the cost of pumping out contaminated water from the City's roadside ditch, along with legal and other associated costs. On May 31, 2024, the companies and the officers filed notices of appeal to the Ontario Land Tribunal.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this Management's Discussion and Analysis ("MD&A"), other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "would," "expect," "intend," "could," "estimate," "should," "anticipate," or "believe," and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. Readers should carefully review the risk factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the Securities and Exchange Commission on May 15, 2024.

The following MD&A is intended to help readers understand the results of our operation and financial condition, and is provided as a supplement to, and should be read in conjunction with, our Interim Unaudited Financial Statements and the accompanying Notes to Interim Unaudited Financial Statements under Part 1, Item 1 of this Quarterly Report on Form 10-Q.

Growth and percentage comparisons made herein generally refer to the three-month period ended March 31, 2024 compared with the three-month period ended March 31, 2023 unless otherwise noted. Unless otherwise indicated or unless the context otherwise requires, all references in this document to "we, "us, "our," the "Company," and similar expressions refer to SusGlobal Energy Corp., and depending on the context, its subsidiaries.

SPECIAL NOTICE ABOUT GOING CONCERN AUDIT OPINION

OUR AUDITORS ISSUED OPINIONS EXPRESSING SUBSTANTIAL DOUBT AS TO OUR ABILITY TO CONTINUE IN BUSINESS AS A GOING CONCERN FOR THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022. YOU SHOULD READ THIS QUARTERLY REPORT ON FORM 10-Q WITH THE "GOING CONCERN" ISSUES IN MIND.

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

RECENT BUSINESS DEVELOPMENTS

As noted below, the Company's composting facility, near Belleville, Ontario, Canada (the "Belleville Facility"), ceased accepting waste after January 10, 2024 and continues to seek funding or re-financing to remediate the compliance matters in an effort to begin accepting waste again before the end of the current year.

On May 16, 2024, the Company was informed by its Canadian legal counsel that the City of Belleville, Ontario, Canada (the "City"), issued an order against the Company's Belleville Facility, its numbered company, 1684567 and its officers for the repayment of the cost of pumping out contaminated water from the City's roadside ditch, along with legal and other associated costs. On May 31, 2024, the companies and the officers filed notices of appeal to the Ontario Land Tribunal.

On or around November 27, 2023 and March 6, 2024, the Company experienced an outflow of contaminated water from its stormwater pond at its Belleville Facility, which spilled over into the City of Belleville's roadside ditch and has continued to periodically overflow. The Company is working with its environmental consultants and its Canadian legal counsel to assess the damage caused, remediate this occurrence and report regularly to the Ministry of the Environment, Conservation and Parks from the Province of Ontario (the "MECP").

As a result of an order issued by the Ministry of Labour, Immigration, Training and Skills Development, specifically relating to high ammonia levels in one of the Company's composting buildings, the Company ceased accepting waste after January 10, 2024, to address this and other compliance matters issued by the MECP. The Company also received orders from the MECP to address repairs, the clean-up of unusable waste on site, re-habilitating its stormwater management system and other matters. Management anticipates these matters will take several months to complete, will require significant investment, and are dependent on the Company securing funding. We believe that our operating property, vehicle and equipment had been adequately maintained but will require significant investment to carry out repairs and improvements as ordered by the MECP. This will also include replacement of certain equipment at the Company's Belleville Facility.

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

Pursuant to the terms of the CEO's Consulting Agreement, for his services as the CEO, the compensation was at a rate of $29,520 (C$40,000) per month for twelve (12) months, beginning on the Effective Date, and at a rate of $36,900 (C$50,000) per month for twelve (12) months, beginning January 1, 2024. In addition, the Company agreed to grant the CEO 3,000,000 restricted shares of the Company's common stock, par value of $0.0001 per share (the "Common Stock") on the Effective Date. This common stock was issued on January 3, 2023. The Company has also agreed to reimburse the CEO for certain out-of-pocket expenses incurred by the CEO.

The CEO's Consulting Agreement is for a term of twenty-four (24) months. Upon a Constructive Discharge (as defined in the CEO's Consulting Agreement) and subject to certain notification requirements and the Company's opportunity to cure the Constructive Discharge, the CEO will be entitled to a compensation of twelve (12) months' fees, as well as any bonus compensation owing.

The Company also entered into an Executive Consulting Agreement (the "CFO Consulting Agreement"), by and between the Company and the CFO of the Company, effective January 1, 2023. Pursuant to the terms of the CFO Consulting Agreement, the CFO is entitled to fees of $9,225 (C$12,500) per month for twelve (12). In addition, the Company has also agreed to grant the CFO 100,000 restricted shares of the Company's common stock, par value of $0.0001 per share on the Effective Date. The Company has also agreed to reimburse the CFO for certain out-of-pocket expenses incurred by the CFO. This common stock was issued on January 3, 2023. The CFO's Consulting Agreement replaced the consulting agreement which expired on December 31, 2022.

The CFO's Consulting Agreement is for a term of twelve (12) months. Upon a Constructive Discharge (as defined in the CFO's Consulting Agreement) and subject to certain notification requirements and the Company's opportunity to cure the Constructive Discharge, the CFO will be entitled to a compensation of two (2) months' fees, as well as any bonus compensation owing.

Financings

(a) Securities Purchase Agreements

At March 31, 2024, the Company had and currently has 5 security purchase agreements outstanding with 4 investors which are currently in default. The outstanding principal balance at March 31, 2024 of the convertible promissory notes was $7,728,440, including accrued interest of $1,518,280 and with a fair value of $10,653,510.

Please refer to the interim condensed consolidated financial statements, convertible promissory notes, note 11 and fair value measurement, note 12 for details on the convertible promissory notes.

(b) Mortgages

(i) On December 1, 2023, this 1st mortgage was renewed with a new maturity date of June 1, 2024 and a fixed interest rate of 13% per annum. On renewal, the 1st mortgage was increased by $307,215 (C$416,280), from $3,837,600 (C$5,200,000) to $4,144,815 (C$5,616,280), to account for increased interest based on the previous variable rate, three months of prepaid interest and a financing fee. The 1st mortgage is secured by the shares held of 1684567, a 1st mortgage on the premises located at the Belleville Facility and a general assignment of rents. Financing fees on the 1st mortgage totaled $344,342 (C$455,419). As at March 31, 2024 $134,337 (C$182,029) (December 31, 2023-$44,555; C$58,928) of accrued interest is included in accrued liabilities in the interim condensed consolidated balance sheets. In addition, as at March 31, 2024 there is $12,579 (C$17,044) (December 31, 2023-$32,764; C$43,333) of unamortized financing fees included in long-term debt in the interim condensed consolidated balance sheets.

(ii) On March 1, 2023, the Company obtained a 2nd mortgage in the amount of $1,107,000 (C$1,500,000) bearing interest at the annual rate of 12%, repayable monthly, interest only with a maturity date of March 1, 2024, secured as noted under paragraph (a)(i) above. The Company incurred financing fees of $44,280 (C$60,000). As at March 31, 2024 $10,919 (C$14,795) (December 31, 2023-$11,187; C$14,795) of accrued interest is included in accrued liabilities in the interim condensed consolidated balance sheets. In addition, as at March 31, 2024, there is $nil (C$nil) (December 31, 2023-$7,457 (C$9,863) of unamortized financing fees included in long-term debt in the interim condensed consolidated balance sheets.

(iii) On November 2, 2023, the Company completed the purchase of additional land, consisting of a 2.03-acre site in Hamilton, Ontario, Canada for $2,287,800 (C$3,100,000), prior to an additional disbursement of $43,155 (C$58,475) representing land transfer tax. The Company obtained vendor take-back mortgage in the amount of $1,476,000 (C$2,000,000) bearing interest at 7% annually, payable monthly, interest only and maturing November 2, 2025. An additional mortgage, as noted below under paragraph iv), was arranged to complete the purchase. As at March 31, 2024 $8,209 (C$11,123) in accrued interest is included in accrued liabilities in the interim condensed consolidated balance sheets.

(iv) In connection with the purchase of additional land noted above under paragraph (a) iii) above, a 2nd mortgage was obtained in the amount of $774,900 (C$1,050,000) bearing interest at 13% annually, payable monthly interest only and secured by a 3rd mortgage on the property in Belleville, Ontario, Canada.

(v) On December 14, 2023, the Company made arrangements to repay the previous 1st mortgage on the first property purchased in Hamilton, Ontario, Canada on August 17, 2021, for a new 1st mortgage in the amount of $1,648,174 ($C2,233,298) with new creditors. The original 1st mortgage was a vendor take back mortgage.

For the year three-month period ended March 31, 2024 $262,113 (C$353,537) (2023-$114,457; C$154,797) in interest was incurred on the mortgages payable.

(c) Other Financings

(i) As a result of the COVID-19 virus, the Government of Canada launched the Canada Emergency Business Account (the "CEBA"), a program to ensure that small businesses have access to the capital they need to see them through the current challenges and better position them to quickly return to providing services to their communities and creating employment. The program is administered by Canadian chartered banks and credit unions.

These CEBA loans were repaid on January 9, 2024 and January 11, 2024, in total $51,660 (C$70,000) and $22,140 (C$30,000) was forgiven as outlined in the CEBA term loan agreements. The forgiven amount is recorded under other expenses (income) in the interim condensed consolidated statements of operations and comprehensive loss.

(ii) On April 8, 2021, the Company took delivery of a truck and hauling trailer for a total purchase price of $161,133 (C$218,338) plus applicable harmonized sales taxes. The purchase was financed by a bank term loan of $147,600 (C$200,000), over a forty-eight-month term, bearing interest at 4.95% per annum with monthly blended instalments of principal and interest payments of $3,617 (C$4,901) due April 7, 2025.

For the three-month period ended March 31, 2024, $587 (C$792) (2023- $781; C$1,057) in interest was incurred.

(iii) On April 2, 2024, the Company received funds in the amount of $144,669 (C$196,028), on a 4th mortgage for the Belleville Facility and a 3rd mortgage on the additional land Hamilton, Ontario, Canada in the amount of $238,954 (C$323,786) net of unpaid interest, a financing fee and six months of capitalized interest, on the Company's Belleville Facility. A further sum of $24,354 (C$33,000) was advanced on May 27, 2024 and May 29, 2024 and added to the principal amount of this mortgage. On May 30, 2024, an additional amount was negotiated and this mortgage increased by a further $31,892 (C$43,214). This amended mortgage will now have a principal balance of $295,200 (C$400,000).

(iv) On April 15, 2024, the Company received proceeds of $100,500, net of an original issue discount of 10% and disbursements on a new convertible promissory note in the principal amount of $120,000. And, on May 31, 2024, the Company received a further $10,000 from this convertible promissory note investor. And, on May 23, 2024, the investor amended the convertible promissory note by increasing the principal by $12,223, resulting in proceeds to the Company of $10,000, net of an original issue discount of 10% and disbursements of $1,000.

(d) Financings Related to Obligations Under Capital Lease

There were no new capital leases entered into by the Company during the three-month period ended March 31, 2024.The original terms of the obligations under capital lease outstanding at March 31, 2024 is noted below.

(i) The lease agreement for certain equipment for the Company's organic waste processing and composting facility at a cost of $287,562 (C$389,650), is payable in monthly blended installments of principal and interest of $5,057 (C$6,852), plus applicable harmonized sales taxes for a period of fifty-nine months plus an initial deposit of $14,354 (C$19,450) plus applicable harmonized sales taxes and an option to purchase the equipment for a final payment of a nominal amount of $74 (C$100) plus applicable harmonized sales taxes on February 27, 2025. The leasing agreement bears interest at the rate of 3.59% annually, compounded monthly, due February 27, 2025.

For the three-month period ended March 31, 2024, $558 (C$752) (2023-$1,052; C$1,423) in interest was incurred.

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

Organic Composting Facility- As noted above, the Company's Belleville Facility, located in Belleville, Ontario Canada, has ECAs in place to accept up to 70,000 MT of waste annually and is currently in operation. Certain assets of the organic waste processing and composting facility, including the ECAs for the waste transfer station (not yet built), were acquired by the Company on September 15, 2017, from the Receiver for Astoria, under the asset purchase agreement (the"APA"). The Company charges tipping fees for the waste accepted at the Belleville Facility based on arrangements in place with the customers and the type of waste accepted. Typical waste accepted includes, SSO, leaf and yard, food, liquid, paper sludge and biosolids. During the three-month period ended March 31, 2024, tipping fees ranged from $51 (C$69) to $118 (C$159) per MT.

The Company owns a 41,535 square foot facility (approximately 27% complete) on 5.29 acres in Hamilton, Ontario (the "Hamilton Facility"), which includes the additional land purchased November 2, 2023 and which includes an Environmental Compliance Approval to process 65,884 MT per annum of organic waste, 24 hours per day 7 days a week. The Hamilton Facility has been designed to produce, distribute and warehouse the Company's SusGro™ organic liquid fertilizer and other products that are anticipated to be provided under private label and to be sold through big box retailers, consumer lawn and garden suppliers, and for end use to the wine, cannabis and agriculture industries. With the addition of a further 11,000 square feet of office space and R&D labs, the Hamilton Facility will also house the continued development of SusGlobal's proprietary formulations and branded liquid and dry organic fertilizers.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2024, the Company had a bank balance of $222 (December 31, 2023-$1,263) and current debt obligations and other current liabilities in the amount of $31,273,370 (December 31, 2023-$30,823,963). As at March 31, 2024, the Company had a working capital deficit of $31,002,937 (December 31, 2023-$30,390,423). The Company does not currently have sufficient funds to satisfy the current debt obligations.

The Company's total assets as at March 31, 2024 were $11,242,878 (December 31, 2023-$11,755,903) and total current liabilities were $31,273,370 (December 31, 2023-$30,823,963). Significant losses from operations have been incurred since inception and there is an accumulated deficit of $40,096,275 as at March 31, 2024 (December 31, 2023 -$38,570,531). Continuation as a going concern is dependent upon generating significant new revenue and generating external capital and securing debt to satisfy its creditors' demands and to achieve profitable operations while maintaining current fixed expense levels.

To pay current liabilities and to fund any future operations, the Company requires significant new funds, which the Company may not be able to obtain. In addition to the funds required to liquidate the $31,273,370 in current debt obligations and other current liabilities, the Company estimates that approximately $15,000,000 must be raised to fund capital requirements and general corporate expenses for the next 12 months.

In the normal course of business, we are exposed to market risks, including changes in interest rates, certain commodity prices and Canadian currency rates. The Company does not use derivatives to manage these risks.

As at March 31, 2024, the current and long-term portions of our debt obligations totaled $20,558,527 (December 31, 2023-$20,447,318). As a result of default and cross defaults, the long-term debt is presented as current debt, even where due beyond twelve months of the balance sheet date.

In addition, up until September 30, 2023, PACE had provided the Company a letter of credit in favor of the MECP in the amount of $204,301 (C$276,831) and, as security, has registered a charge of lease over the Belleville Facility.

The current letter of credit required by the MEC is $470,576 (C$637,637) and now $108,107 (C$146,487), while the Company re-assesses and re-submits it financial assurance to the MECP with the assistance of its environmental consultant. The Company has not yet satisfied this requirement of the MECP.

The letter of credit is a requirement of the MECP and is in connection with the financial assurance provided by the Company for it to be in compliance with the MECPs environmental objectives. The MECP regularly evaluates the Company's organic waste processing and composting facility to ensure compliance is adhered to and the letter of credit is subject to change by the MECP. The Company has engaged an environmental consulting firm to re-evaluate the financial assurance with the MECP which is based on the estimated environmental remediation and clean-up costs for its Belleville Facility. As a result of inspections carried out by the MECP during the prior years, some of which have resulted in MECP orders being issued, the Company has accrued estimated and actual costs for corrective measures in orders issued by the MECP $2,102,786 (C$2,849,304) (December 31, 2023-$2,153,214; C$2,847,790).

CONSOLIDATED RESULTS OF OPERATIONS - FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2024 COMPARED TO THE THREE-MONTH PERIOD ENDED MARCH 31, 2023

	For the three-month periods ended
	March 31, 2024	March 31, 2023

Revenue	$38,575	$164,687

Cost of Sales
Opening inventory	-	58,695
Depreciation	78,933	108,372
Direct wages and benefits	18,102	40,852
Equipment rental, delivery, fuel and repairs and maintenance	172,870	21,424
Utilities	(5,201)	12,937
Outside contractors	4,448	-
	269,152	242,280
Less: closing inventory	-	(60,959)
Total cost of sales	269,152	181,321

Gross (loss)	(230,577)	(16,634)

Operating expenses
Management compensation-stock-based compensation	54,000	57,600
Management compensation-fees	139,013	116,456
Marketing	501	10,951
Professional fees	160,387	116,688
Interest expense	285,316	219,675
Office and administration	57,122	52,890
Rent and occupancy	60,330	50,193
Insurance	14,649	13,543
Filing fees	11,137	12,457
Amortization of financing costs	57,516	18,824
Directors' compensation	18,535	15,969
Stock-based compensation	-	334,291
Repairs and maintenance	-	19,687
Foreign exchange loss (income)	325,217	(7,873)
Total operating expenses	1,183,723	1,031,351

Net Loss Before Other (Expense) Income	(1,414,300)	(1,047,985)
Other (Expense) Income	(111,444)	12,813
Net Loss	$(1,525,744)	$(1,035,172)

RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2024 AND 2023

As a result of an order issued by the Ministry of Labour, Immigration, Training and Skills Development, specifically relating to high ammonia levels in one of the Company's composting buildings at its Belleville Facility, the Company ceased accepting waste after January 10, 2024, to address this and other compliance matters issued by the MECP. The Company also received orders from the MECP to address repairs, the clean-up of unusable waste on site, re-habilitating its stormwater management system and other matters. Management anticipates these matters will take several months to complete, will require significant investment, and are dependent on the Company securing funding. We believe that our operating property, vehicle and equipment had been adequately maintained but will require significant investment to carry out repairs and improvements as ordered by the MECP. This will also include replacement of certain equipment at the Company's Belleville Facility.

During the three-month period ended March 31, 2024, the Company generated $38,575 of revenue from its Belleville Facility compared to $164,687 in the three-month period ended March 31, 2023. The decrease in revenue is due to the result of not accepting waste after January 10, 2024. The current period's revenue also included revenue from the sale of carbon credits in the amount of $16,468, an increase of $6,239 over the prior year's period.

In the operation of the Belleville Facility, the Company processes organic and other waste received and produces the end product, compost. The cost of producing the compost totaled $269,152 for the three-month period ended March 31, 2024 compared to $181,321 for the three-month period ended March 31, 2023. These costs include equipment rental, delivery, fuel, repairs and maintenance, direct wages and benefits, depreciation, utilities and outside contractors. Included are the costs for the estimate of completing certain known compliance matters as ordered by the MECP.

Operating expenses increased by $152,372 from $1,031,351 in the three-month period ended March 31, 2023 to $1,183,723 in the three-month period ended March 31, 2024, explained further below.

Management compensation related to stock-based compensation reduced by $3,600, in the three-month period ended March 31, 2024 compared to the three-month period ended March 31, 2023. The current stock-based compensation reflects the stock-based compensation issued to the CEO as stipulated in his executive consulting contract, effective January 1, 2023. This will be earned throughout the current year, in the amount of $54,000 per quarter. And the management compensation relating to fees increases $22,557 reflecting the increase in the CEO's compensation for the current year.

Marketing expenses reduced by $10,450, from $10,951 in the three-month period ended March 31, 2023 to $501 for the three-month period ended March 31, 2024, as the Company did not have a marketing campaign during the current period.

Professional fees increased by $43,699, from $116,688 in the three-month period ended March 31, 2023 to $160,387 in the three-month period ended March 31, 2024. The primary reason for the increase is due to additional legal fees incurred in addressing the orders issued by the MECP.

Interest expense increased by $65,641 from $219,675 in the three-month period ended March 31, 2023 to $285,316 in the three-month period ended March 31, 2024. This increase was primarily due to the increase in mortgages in December of 2023, new mortgages on the Hamilton, Ontario, Canada property purchase in November of 2023 and new loans from Haute Inc., in December 2023 and January 2024. These changes along with the new fixed rates on certain mortgages at 12% and 13% annually resulted in the increased interest expense. This was offset by the settlement of the PACE loans in November 2023, resulting in no interest incurred in the current period ending March 31, 204 compared to the interest incurred in the previous period ended March 31, 2023 of $102,842.

Office and administration expenses increased nominally by $4,322, from $52,890 in the three-month period ended March 31, 2023 to $57,122 in the three-month period ended March 31, 2024.

Rent and occupancy increased by $10,137 from $50,193 in the three-month period ended March 31, 2023 to $60,330 in the three-month period ended March 31, 2024, primarily due to an increase in rent and related expenses of $6,931 for the Company's Toronto, Ontario, Canada office and additional property taxes of $3,206.

Insurance increased nominally by $1,106 from $13,543 in the three-month period ended March 31, 2023 to $14,649 in the three-month period ended March 31, 2024, as the Company continues to accrue for certain coverage which it has not been able to fund currently.

Filing fees decreased nominally by $1,320, from $12,457 in the three-month period ended March 31, 2023 to $11,137 in the three-month period ended March 31, 2024

The amortization of financing costs increased by $38,692, from $18,824 in the three-month period ended March 31, 2023 to $57,516 in the three-month period ended March 31, 2024, due to new financing fees incurred on the new or re-financed mortgages and loan from Haute Inc., in the fourth quarter of 2023 and for the new loan from Haute Inc., in January of 2024.

Directors' compensation increased by $2,566 from $15,969 in the three-month period ended March 31, 2023 to $18,535 in the three-month period ended March 31, 2024, because of the compensation for the four independent directors for the entire quarter versus not a full complement of four independent directors for the entire quarter in the prior year.

There was no stock-based compensation in the three-month period ended March 31, 2024, a reduction of $334,291 from the three-month period ended March 31, 2023.

There were no repairs and maintenance in the three-month period ended March 31, 2024, a reduction of $19,687 from the three-month period ended March 31, 2023.

The foreign exchange income in the three-month period ended March 31, 2023 in the amount of $7,873 reduced to a loss of $325,217 in the three-month period ended March 31, 2024 a change of $333,090, due primarily to the translation of significant United States dollar denominated transactions and balances during the period including the convertible promissory notes, compared to the prior period, during a period of a weaking Canadian dollar compared to the United States dollar.

During the current three-month period ended March 31, 2024, the Company recorded a loss on the revaluation of the convertible promissory notes in the amount of $133,686 compared to gain of $33,326 in the three-month period ended March 31, 2023. In addition, during the current three-month period ended March 31, 2024, the Company recognized a gain of $22,242 on the forgiveness of a portion of the CEBA loans on repayment in January of 2024. And, in the prior three-month period ended March 31, 2023 the Company incurred a loss of $20,513, on the conversion of a portion of a convertible promissory note. In total, other (expense) income changed by $124,257 in the current three-month period ended March 31, 2024 compared to the prior three-month period ended March 31, 2023.

As at March 31, 2024, the Company had a working capital deficit of $31,002,937 (December 31, 2023-$30,390,423), incurred a net loss of $1,525,744 (March 31, 2023-$1,035,172) for the three months ended March 31, 2024 and had an accumulated deficit of $40,096,275 (December 31, 2023-$38,570,531) and expects to incur further losses in the development of its business.

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

Stock-based compensation

The Company records compensation costs related to stock-based awards in accordance with ASC 718, Compensation-Stock Compensation, whereby the Company measures stock-based compensation cost at the grant date based on the estimated fair value of the award. Compensation cost is recognized on a straight-line basis over the requisite service period of the award. Where necessary, the Company utilizes the Black-Scholes option-pricing model to estimate the fair value of stock options granted, which requires the input of highly subjective assumptions including: the expected option life, the risk-free rate, the dividend yield, the volatility of the Company's stock price and an assumption for employee forfeitures. The risk-free rate is based on the U.S. Treasury bill rate at the date of the grant with maturity dates approximately equal to the expected term of the option. The Company has not historically issued any dividends and does not expect to in the near future. Changes in any of these subjective input assumptions can materially affect the fair value estimates and the resulting stock- based compensation recognized. The Company has not issued any stock options and has no stock options outstanding at March 31, 2024.

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

EQUITY

As at March 31, 2024, the Company had 125,332,019 common shares issued and outstanding. As at the date of this filing, the Company had 125,332,019 common shares issued and outstanding.

STOCK OPTIONS, WARRANTS AND RESTRICTED STOCK UNITS

The Company has no stock options, warrants or restricted stock units outstanding as at March 31, 2024 and as of the date of this filing.

RELATED PARTY TRANSACTIONS

For the three-month period ended March 31, 2024, the Company incurred $111,210 (C$150,000) (2023-$88,728; C$120,000), in management fees expense with Travellers International Inc. ("Travellers"), an Ontario company controlled by a director and the president and chief executive officer (the "CEO"); and $27,803 (C$37,500) (2023-$27,728; C$37,500) in management fees expense with the Company's chief financial officer (the "CFO"). As at March 31, 2024, unpaid remuneration and unpaid expenses in the amount of $128,796 (C$174,520) (December 31, 2023-$171,733; C$227,130) is included in accounts payable and $163,865 (C$222,039) (December 31, 2023-$138,963; C$183,789) is included in accrued liabilities in the interim condensed consolidated balance sheets.

For the three-month period ended March 31, 2024, the Company incurred $31,266 (C$42,172) (2023-$24,334; C$32,911) in rent expense paid under a lease agreement with Haute Inc. ("Haute"), an Ontario company controlled by the CEO.  The lease agreement had expired and the Company is currently on a month-to-month arrangement.

In addition, on January 11, 2024, Travellers converted $101,130 (C$135,600) of accounts payable into 809,044 common shares of the Company at the closing trading price immediately prior to the conversion.

For the independent directors, the Company recorded directors' compensation during the three months ended March 31, 2024 of $18,535 (C$25,000) (2023-$15,969; C$21,597). In addition, in the prior year, on February 18, 2023, a new independent director was appointed and he was awarded 100,000 common shares of the Company on March 1, 2023 valued at $21,000 based on the closing trading price on the appointed date and included under stock-based compensation in the interim condensed consolidated statements of operations and comprehensive loss. As at March 31, 2024, outstanding directors' compensation of $210,915 (C$285,793) (December 31, 2023-$197,186; C$260,793) is included in accrued liabilities, in the interim condensed consolidated balance sheets.

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

Pursuant to the terms of the CFO's Consulting Agreement for his services as the CFO, the compensation is at a rate of $9,243 (C$12,500) per month for twelve (12) months, beginning on the Effective Date, January 1, 2023. In addition, the Company agreed to grant the CFO 100,000 restricted shares of the Company's Common Stock, par value of $0.0001 per share (the "Common Stock") on the Effective Date. The Company has also agreed to reimburse the CFO for certain out-of-pocket expenses incurred by the CFO. The CFO currently provides his services on a month-to-month basis.

Furthermore, for the three-month period ended March 31, 2024, the Company recognized management stock-based compensation expense of $54,000 (2023-$57,600), on the common stock issued to the CEO and the CFO, 3,000,000 and 100,000 common stock, respectively, as stipulated in their executive consulting agreements, effective January 1, 2023 valued at the trading price on the Effective Date. The total stock-based compensation on the issuance of the common stock totaled $nil (2023-$446,400). The portion to be expensed for the balance of the consulting agreements, $162,000 (2023-$216,000) is included in prepaid expenses and deposits in the interim condensed consolidated balance sheets.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

As a smaller reporting company, as that term is defined in Item 10(f)(1) of Regulation S-K, we are not required to provide the information required by this Item.

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

Changes in Internal Control over Financial Reporting

During the three-month period ended March 31, 2024, there were no changes made by management to its internal controls over financial reporting.

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

The Company has a claim against it for unpaid legal fees in the amount of $48,206 (C$65,241). The amount is included in accounts payable on the Company's interim condensed consolidated balance sheets.

On October 4, 2023, an action was launched by one of the October 2021 Investors, who claimed he was owed $1,300,000 plus accrued interest. The principal balance in the accounts and noted under convertible promissory notes, note 11(a) is $1,722,911 (December 31, 2023-$1,645,337), which is after conversions of $318,100 during 2022 and 2023 and includes accrued interest of $422,911 (December 31, 2023-$345,337). The Company has disclosed the fair value of this convertible promissory note as $2,495,508 (December 31, 2023-$2,404,558). The Company intends to repay the balance owed when it is financially able to do so.

On November 27, 2023 and March 6, 2024, the Company experienced an outflow of leachate impacted water from its stormwater pond into the City of Belleville's roadside ditch. The Company is working with its environmental consultants and its Canadian legal counsel to assess the damage caused, remediate this occurrence and report regularly to the MECP.

The Company has a claim against it for unpaid hydro bills in the amount of $369,223 (C$500,302). The amount is included in accounts payable on the Company's interim condensed consolidated balance sheets.

In addition, on November 17, 2023, the Company received an amended claim filed against it from 2023 by Tradigital in the sum of $219,834 in owed fees plus the difference in stock price, 300,000 common shares of the Company, plus attorney fees and expenses. The case went to arbitration on March 11, 2024 and the Company defended its position. On April 4, 2024, the International Centre for Dispute Resolution indicated that no additional evidence is to be submitted and the hearings were declared closed as of April 29, 2024.The tribunal will endeavor to render the final decision within the timeframe provided for in the rules. Management agrees that outstanding fees, which are included in accounts payable in the interim condensed consolidated balance sheets, are only in the amount of $30,000, which was agreed to by the parties in earlier communications and through various e-mail correspondence. In addition, the management has no issue with the outstanding common shares to be provided to the claimant totaling 300,000. Management believes that the additional claim amount of $189,834 is without merit. Of the total of 300,000 common shares, 50,000 have been issued and the remaining 250,000 were previously disclosed as shares to be issued in the consolidated statements of stockholders' deficiency. On April 26, 2024, the arbitrator for this claim awarded Tradigital the sum of $118,170 which has been accrued by the Company as at December 31, 2023 and March 31, 2024 and the remaining 250,000 common shares were not required to be issued by the Company.

On April 1, 2024, the Company received notice of a complaint filed against it by one of the March 2022 Investors, seeking damages of no less than $4,545,393. The Company had thirty calendar days to respond and on April 30, 2024, the Company was able to extend the time to respond with opposing counsel, a further fifteen days. The Company has been unable to retain counsel to represent it in this matter. The full amount of the complaint has been included in the accounts. On May 21, 2024, the counsel for the plaintiff requested an entry for a default judgement against the Company.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three-month period ended March 31, 2024, the Company issued for non-cash proceeds:

(i) 809,044 common shares were issued on the conversion of related party debt.

The securities above were offered and sold pursuant to an exemption from the registration requirements under Section 4(a)(2) of the Securities Act since, among other things, the transactions did not involve a public offering.

Item 3. Defaults upon Senior Securities.

Refer to Financings (a) Securities Purchase Agreements page 29.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Not Applicable.

Item 6. Exhibits.

The following exhibits are filed as part of this quarterly report on Form 10-Q:

Exhibit No.	Description

4.1*	First amendment, dated May 23, 2024, to convertible promissory note by and between SusGlobal Energy Corp., and AJB Capital Investments LLC, on April 12, 2024.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of Sarbanes-Oxley Act of 2002).
101.INS*	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Management contract or compensatory plan or arrangement
+	In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUSGLOBAL ENERGY CORP.

June 7, 2024	By:	/s/ Marc Hazout
Marc Hazout
Executive Chairman, President and Chief Executive Officer

June 7, 2024	By:	/s/ Ike Makrimichalos
Ike Makrimichalos
Chief Financial Officer (Principal Financial and Accounting Officer)

