Form 10-Q
period 2024-06-30
SusGlobal Energy Corp.
filed 2024-09-27
CIK 1652539

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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
Yes [  ]    No [X]

The number of shares of the registrant's common stock outstanding as of September 27, 2024 was 125,332,019.

2

SusGlobal Energy Corp.

INDEX TO FORM 10-Q

For the Three and Six-Month Periods Ended June 30, 2024 and 2023

SUSGLOBAL ENERGY CORP.

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024 and 2023

(Expressed in United States Dollars)

(unaudited)

4

SusGlobal Energy Corp.

Interim Condensed Consolidated Balance Sheets

As at June 30, 2024 and December 31, 2023

(Expressed in United States Dollars)

(unaudited)

	June 30, 2024	December 31, 2023
ASSETS
Current Assets
Cash	$7,717	$1,263
Trade receivables	-	55,579
Government remittances receivable	24,799	41,330
Prepaid expenses and deposits (note 6)	143,942	335,368
Total Current Assets	176,458	433,540

Long-lived Assets, net (note 7)	10,784,339	11,322,363
Long-Term Assets	10,784,339	11,322,363
Total Assets	$10,960,797	$11,755,903
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
Accounts payable (note 8)	$4,566,174	$3,960,270
Government remittances payable	514,757	473,691
Accrued liabilities (notes 8, 9, 10 and 13)	6,440,758	5,942,684
Current portion of long-term debt (note 9)	9,333,624	9,371,941
Current portion of obligations under capital lease (note 10)	58,995	66,037
Convertible promissory notes (note 11)-in default	11,491,946	10,519,824
Loans payable to related parties (note 13)	756,340	489,516
Total Current Liabilities	33,162,594	30,823,963

Stockholders' Deficiency
Preferred stock, $.0001 par value, 10,000,000 authorized, none issued and outstanding Common stock, $.0001 par value, 150,000,000 authorized, 125,332,019 (2023- 125,272,975) shares issued and outstanding (note 14)	12,537	12,531
Additional paid-in capital	19,640,730	19,539,606
Accumulated deficit	(42,475,378)	(38,570,531)
Accumulated other comprehensive income (loss)	620,314	(49,666)

Stockholders' deficiency	(22,201,797)	(19,068,060)

Total Liabilities and Stockholders' Deficiency	$10,960,797	$11,755,903

Going concern (note 2)
Commitments (note 15)
Subsequent events (note 19)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SusGlobal Energy Corp.
Interim Condensed Consolidated Statements of Operations and Comprehensive Loss

For the three and six-month periods ended June 30, 2024 and 2023

(Expressed in United States Dollars)

(unaudited)

	For the three-month periods ended		For the Six-month periods ended
	June 30, 2024	June 30,2023	June 30, 2024	June 30, 2023

Revenue	$-	$153,487	$38,575	$318,174

Cost of Sales
Opening inventory	-	60,959	-	58,695
Depreciation (note 7)	77,804	105,567	156,737	213,939
Direct wages and benefits	13,631	34,673	31,733	75,525
Equipment rental, delivery, fuel and repairs and maintenance	133,548	19,422	306,418	40,846
Utilities	3,108	43,920	(2,093)	56,857
Outside contractors	-	-	4,448	-
	228,091	264,541	497,243	445,862
Less: closing inventory	-	(64,578)	-	(64,578)
Total cost of sales	228,091	199,963	497,243	381,284

Gross loss	(228,091)	(46,476)	(458,668)	(63,110)
Operating expenses
Management compensation-stock-based
compensation (notes 8 and 14)	54,000	57,600	108,000	115,200
Management compensation-fees (note 8)	137,025	117,305	276,038	233,761
Marketing	-	110,224	501	121,175
Professional fees	260,291	66,105	420,678	182,793
Interest expense (notes 8, 9, 10 and 13)	305,003	139,386	590,319	359,061
Office and administration (note 7)	110,399	66,663	167,521	119,553
Rent and occupancy (note 8)	61,495	52,549	121,825	102,742
Insurance	32,561	8,650	47,210	22,193
Filing fees	10,040	10,833	21,177	23,290
Amortization of financing costs	55,388	26,571	112,904	45,395
Directors' compensation (note 8)	18,270	18,611	36,805	34,580
Stock-based compensation (note 14)	-	196,134	-	530,425
Repairs and maintenance	11,738	1,934	11,738	21,621
Foreign exchange loss (income)	148,821	(239,570)	474,038	(247,443)
Total operating expenses	1,205,031	632,995	2,388,754	1,664,346
Net loss from operating activities	(1,433,122)	(679,471)	(2,847,422)	(1,727,456)
Other expense (note 16)	(945,981)	(2,267,307)	(1,057,425)	(2,254,494)
Net loss	(2,379,103)	(2,946,778)	(3,904,847)	(3,981,950)
Other comprehensive loss
Foreign exchange income (loss)	207,798	(328,045)	669,980	(334,679)

Comprehensive loss	$(2,171,305)	$(3,274,823)	$(3,234,867)	$(4,316,629)
Net loss per share-basic and diluted	$(0.02)	$(0.02)	$(0.03)	$(0.03)
Weighted average number of common shares outstanding- basic and diluted	125,332,019	120,395,741	125,604,550	119,177,114

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SusGlobal Energy Corp.

Interim Condensed Consolidated Statements of Changes in Stockholders' Deficiency

For the three and six-month periods ended June 30, 2024 and 2023

(Expressed in United States Dollars)

(unaudited)

	Number of Shares	Common Shares	Additional Paid- in Capital	Shares to be Issued	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Stockholders' Deficiency

Balance-December 31, 2023	125,272,975	$12,531	$19,539,606	$-	$(38,570,531)	$(49,666)	$(19,068,060)
Shares issued on conversion of related party debt	809,044	81	101,049	-	-	-	101,130
Cancellation of shares for professional services	(750,000)	(75)	75	-	-	-	-
Other comprehensive loss	-	-	-	-	-	462,182	462,182
Net loss	-	-	-	-	(1,525,744)	-	(1,525,744)
Balance-March 31, 2024	125,332,019	$12,537	$19,640,730	$-	$(40,096,275)	$412,516	$(20,030,492)
Other comprehensive income	-	-	-	-	-	207,798	207,798
Net income	-	-	-	-	(2,379,103)	-	(2,379,103)
Balance-June 30, 2024	125,332,019	$12,537	$19,640,730	$-	$(42,475,378)	$620,314	$(22,201,797)

Balance-December 31, 2022	113,438,832	$11,348	$17,152,018	$213,600	$(30,345,197)	$377,853	$(12,590,378)
Shares issued for proceeds previously received	500,000	50	153,450	(153,500)	-	-	-
Shares issued to officers	3,100,000	310	446,090	-	-	-	446,400
Shares issued to employee	20,000	2	2,878	-	-	-	2,880
Shares issued to director	100,000	10	20,990	-	-	-	21,000
Shares issued on conversion of debt to equity	1,049,413	105	220,049	-	-	-	220,154
Shares issued for professional services	410,000	41	63,439	-	-	-	63,480
Other comprehensive loss	-	-	-	-	-	(6,634)	(6,634)
Net loss	-	-	-	-	(1,035,172)	-	(1,035,172)
Balance-March 31, 2023	118,618,245	$11,866	$18,058,914	$60,100	$(31,380,369)	$371,219	$(12,878,270)
Shares issued on conversion of debt	601,296	60	153,786	-	-	-	153,846
Shares issued on conversion of related party debt	1,167,371	117	278,728	-	-	-	278,845
Shares issued on private placement	310,888	31	101,008	-	-	-	101,039
Shares issued for professional services	630,000	63	139,102	-	-	-	139,165
Shares yet to be issued on private placement received	-	-	-	128,248	-		128,248
Other comprehensive loss	-	-	-	-	-	(328,045)	(328,045)
Net Loss	-	-	-	-	(2,946,778)	-	(2,946,778)
Balance-June 30, 2023	121,327,800	$12,137	$18,731,538	$188,348	$(34,327,147)	$43,174	$(15,351,950)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SusGlobal Energy Corp.

Interim Condensed Consolidated Statements of Cash Flows

For the six-month periods ended June 30, 2024 and 2023

(Expressed in United States Dollars)

(unaudited)

	For the six-month period ended June 30, 2024	For the six-month period ended June 30, 2023
Cash flows from operating activities
Net loss	$(3,904,847)	$(3,981,950)
Adjustments for:
Depreciation	157,344	214,553
Amortization of financing fees	112,904	45,395
Stock-based compensation	108,000	645,625
Loss on conversion of convertible promissory notes	-	74,359
Loss on revaluation of convertible promissory notes	852,122	2,180,135
Loss on settlement of claim	227,545	-
Gain on forgiveness of long-term debt	(22,242)	-
Changes in non-cash working capital:
Trade receivables	54,109	(360)
Government remittances receivable	15,251	265
Inventory	-	(4,453)
Prepaid expenses and deposits	(3,681)	(107,408)
Accounts payable	844,626	294,353
Government remittances payable	57,471	52,802
Accrued liabilities	703,753	131,935
Net cash used in operating activities	(797,645)	(454,749)
Cash flows from financing activities
Advances of long-term debt	190,376	1,113,150
Repayment of long-term debt	(57,881)	(18,447)
Financing fee on long-term debt	(6,625)	(44,526)
Repayments of obligations under capital lease	(4,852)	(23,738)
Advances on convertible promissory notes	111,332	-
Financing fee on loans payable to related parties	(19,875)	-
Advances of loans payable to related parties	262,836	388,787
Repayment of loans payable to related parties	(10,219)	(70,775)
Proceeds on private placement	-	101,039
Subscription payable proceeds	-	128,248
Net cash provided by financing activities	465,092	1,573,738
Effect of exchange rate on cash	339,007	(197,079)
Increase in cash	6,454	921,910
Cash and cash equivalents-beginning of period	1,263	42,900
Cash and cash equivalents and restricted cash-end of period	$7,717	$964,810
Supplemental Cash Flow Disclosure:
Interest paid	$78,638	$244,917
Supplemental Non-Cash Disclosure:
Common stock issued at fair value for conversion of debt	$-	$374,000
Common stock issued at fair value for conversion of related party debt	$101,130	$278,845
Cancellation of common stock	$75	$-
Shares issued for prepaid services	-	27,300

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SusGlobal Energy Corp.

Notes to the Interim Condensed Consolidated Financial Statements

June 30, 2024 and 2023

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

The Company incurred a net loss of $3,904,847 (2023-$3,981,950) for the six months ended June 30, 2024 and as at that date had a working capital deficit of $32,986,136 (December 31, 2023-$30,390,423) and an accumulated deficit of $42,475,378 (December 31, 2023-$38,570,531) and expects to incur further losses in the development of its business.

On November 3, 2023, the funds previously held in escrow, which related to a full and final mutual release of all obligations owing to PACE, including accrued interest, in the amount of $924,500 (C$1,250,000), were released to PACE (now Alterna) and Alterna released all security it held to the Company. Prior to this full and final mutual release the obligations owing to PACE, including accrued interest were $3,930,207 (C$5,197,999). The Company transferred a 1st mortgage, originally a vendor take-back mortgage with a maturity date of August 17, 2023 to a new mortgage with a new maturity date of December 14, 2024. On January 10, 2024, the Company stopped receiving waste at its waste processing and composting operation in Belleville, Ontario Canada, to address several non-compliance matters described in orders from the Ministry of the Environment, Conservation and Parks (the "MECP"). The Company continues to seek investors to raise funds through debt or equity.

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
June 30, 2024 and 2023
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

The Company is not exposed to significant interest rate risk on its long-term debt as at June 30, 2024 and December 31, 2023.

Credit risk is the risk of loss associated with a counterparty's inability to perform its payment obligations. As at June 30, 2024, the Company's credit risk is primarily attributable to cash and trade receivables. As at June 30, 2024, the Company's cash was held with a reputable Canadian chartered bank and a United States of America bank.

With regards to credit risk with customers, the customers' credit evaluation is reviewed by management and account monitoring procedures are used to minimize the risk of loss. The Company believes that no additional credit risk beyond the amounts provided for by the allowance for doubtful accounts is inherent in accounts receivable. As at June 30, 2024 and December 31, 2023, there was no allowance for doubtful accounts.

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
June 30, 2024 and 2023
(Expressed in United States Dollars)

(unaudited)

5. Financial Instruments, (continued)

As at June 30, 2024, the Company is not exposed to concentration risk as it had no customers (December 31, 2023-three customers) representing greater than 5% of total trade receivables and no customer (December 31, 2023-three customers) represented nil% (December 31, 2023-97%) of trade receivables. The Company had certain customers whose revenue individually represented 10% or more of the Company's total revenue. These customers accounted for 91% (43%, 27% and 21%) (June 30, 2023-90%; 39%, 35% and 16%) of total revenue.

Liquidity Risk

Liquidity risk is the risk that the Company will be unable to meet its obligations as they fall due. The Company takes steps to ensure it has sufficient working capital and available sources of financing to meet future cash requirements for capital programs and operations. Management is considering all its options to repay its creditors. Refer also to going concern, note 2.

The Company actively monitors its liquidity to ensure that its cash flows and working capital are adequate to support its financial obligations and the Company's capital programs. To continue operations, the Company will need to raise capital, and complete the refinancing of its real property and organic waste processing and composting facility located at 704 Phillipston Road, Roslin, Ontario, Canada (the "Belleville Facility"). There is no assurance of funding being available or available on acceptable terms. Realization values may be substantially different from carrying values as shown. Refer also to going concern, note 2.

Currency Risk

Although the Company's functional currency is the C$, the Company realizes a portion of its expenses in United States Dollars ("$"). Consequently, certain assets and liabilities are exposed to foreign currency fluctuations. As at June 30, 2024, $3,321,369 (December 31, 2023-$3,168,407) of the Company's net monetary liabilities were denominated in $. The Company has not entered into any hedging transactions to reduce the exposure to currency risk.

6. Prepaid Expenses and Deposits

Included in prepaid expenses and deposits are costs, primarily for professional services to be expensed as stock-based compensation after June 30, 2024, in the amount of $108,000 (December 31, 2023-$216,000). The professional services disclosed under stock-based compensation related to general corporate consulting, marketing, branding and commercialization to market, and general investor relations services. The common shares issued for professional services are also noted under capital stock, note 14. The balance consists of costs and deposits for services expiring or relating to periods after June 30, 2024, including insurance, rent and professional services retainers.

7. Long-lived Assets, net

		June 30, 2024		December 31, 2023
	Cost	Accumulated depreciation	Net book value	Net book value

Land	$5,438,525	$-	$5,438,525	$5,628,345
Property under construction	3,511,638	-	3,511,638	3,634,204
Composting buildings	2,215,266	895,000	1,320,266	1,435,124
Gore cover system	1,028,701	674,065	354,636	420,245
Driveway and paving	338,633	183,991	154,642	174,058
Signage	6,039	5,428	611	1,256
Automotive equipment	160,848	156,827	4,021	29,131
	$12,699,650	$1,915,311	$10,784,339	$11,322,363

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
June 30, 2024 and 2023
(Expressed in United States Dollars)

(unaudited)

7. Long-lived Assets, net, (continued)

Depreciation for the three and six-month periods ended June 30, 2024, is disclosed in cost of sales in the amount of $77,804 (C$106,464) and $156,737 (C$212,928) (2023-$105,567; C$141,721 and $213,939; C$288,289) respectively and in office and administration in the amount of $302 (C$413) and $607 (C$827) (2023-$308; C$414 and $614; C$827) respectively, in the interim condensed consolidated statements of operations and comprehensive loss.

8. Related Party Transactions

For the three and six-month periods ended June 30, 2024, the Company incurred $109,620 (C$150,000) and $220,830 (C$300,000) (2023-$89,376; C$120,000 and $178,104; C$240,000) respectively, in management fees expense with Travellers International Inc. ("Travellers"), an Ontario company controlled by a director and the president and chief executive officer (the "CEO"); and $27,405 (C$37,500) and $55,208; C$75,000) (2023-$27,930; C$37,500 and $55,658; C$75,000) respectively, in management fees expense with the Company's chief financial officer (the "CFO"). As at June 30, 2024, unpaid remuneration and unpaid expenses in the amount of $242,252 (C$331,580) (December 31, 2023-$171,733; C$227,130) is included in accounts payable and $190,167 (C$260,289) (December 31, 2023-$138,963; C$183,789) is included in accrued liabilities in the interim condensed consolidated balance sheets.

For the three and six-month periods ended June 30, 2024, the Company incurred $28,434 (C$38,931) and $59,700 (C$81,103) (2023-$26,504; C$35,594 and $50,838; C$68,505) respectively, in rent expense paid under a lease agreement with Haute Inc. ("Haute"), an Ontario company controlled by the CEO. The lease agreement expired, and the Company is currently on a month-to-month arrangement.

In addition, on January 11, 2024, Travellers converted $101,130 (C$135,600) of outstanding accounts payable (2023-$278,845; C$372,483 of outstanding loans) into 809,044 (2023-1,167,371) common shares of the Company at the closing trading price immediately prior to each conversion. There was no gain or loss on these conversions.

For the independent directors, the Company recorded directors' compensation during the three and six-month periods ended June 30, 2024 of $18,270 (C$25,000) and $36,805 (C$50,000) (2023-$18,611; C$25,000 and $34,580; C$46,597) respectively. In addition, in the prior year, on February 18, 2023, a new independent director was appointed and he was awarded 100,000 common shares of the Company on March 1, 2023 valued at $21,000 based on the closing trading price on the appointed date and included under stock-based compensation in the interim condensed consolidated statements of operations and comprehensive loss. As at June 30, 2024, outstanding directors' compensation of $227,065 (C$310,793) (December 31, 2023-$197,186; C$260,793) is included in accrued liabilities in the interim condensed consolidated balance sheets.

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

Furthermore, for the three and six-month periods ended June 30, 2024, the Company recognized management stock-based compensation expense of $54,000 and $108,000 (2023-$57,600 and $115,200) respectively, on the common stock issued to the CEO and the CFO, 3,000,000 and 100,000 common stock, respectively, as stipulated in their executive consulting agreements, effective January 1, 2023 valued at the trading price on the Effective Date. The total stock-based compensation on the issuance of the common stock totaled $nil (2023-$446,400). The portion to be expensed for the balance of the consulting agreements, $108,000 (2023-$331,200) is included in prepaid expenses and deposits in the interim condensed consolidated balance sheets.

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
June 30, 2024 and 2023
(Expressed in United States Dollars)

(unaudited)

9. Long-Term Debt

		June 30, 2024	December 31, 2023
(a)i)	Mortgage Payable-due June 1, 2024	$4,103,251	$4,213,705
(a)ii)	Mortgage Payable-due March 1, 2024	1,095,900	1,126,692
(a)iii)	Mortgage Payable-due November 2, 2025	1,461,200	1,512,200
(a)iv)	Mortgage Payable-due November 2, 2024	757,227	773,465
(a)v)	Mortgage Payable-due December 14, 2024	1,598,320	1,616,508
(a)vi)	Mortgage Payable-due October 2, 2024	272,086	-
(b)	Canada Emergency Business Account-Due January 18, 2024	-	75,610
(c)	Corporate Term Loan-Due April 7, 2025	45,640	53,761
		9,333,624	9,371,941
Current portion		(9,333,624)	(9,371,941)
Long-Term portion		$-	$-

Refer also to going concern, note 2.

(a) i) On December 1, 2023, this 1st mortgage was renewed with a new maturity date of June 1, 2024 and a fixed interest rate of 13% per annum. On renewal, the 1st mortgage was increased by $304,134 (C$416,280), from $3,799,120 (C$5,200,000) to $4,103,251 (C$5,616,280), to account for increased interest based on the previous variable rate, three months of prepaid interest and a financing fee. The 1st mortgage is secured by the shares held of 1684567, a 1st mortgage on the Belleville Facility and a general assignment of rents. Financing fees on the 1st mortgage totaled $344,342 (C$455,419). As at June 30, 2024 $213,679 (C$292,470) (December 31, 2023-$44,555; C$58,928) of accrued interest is included in accrued liabilities in the interim condensed consolidated balance sheets. In addition, as at June 30, 2024 there is $nil (C$nil) (December 31, 2023-$32,764; C$43,333) of unamortized financing fees included in long-term debt in the interim condensed consolidated balance sheets.

ii) On March 1, 2023, the Company obtained a 2nd mortgage in the amount of $1,095,900 (C$1,500,000) bearing interest at the annual rate of 12%, repayable monthly, interest only with a maturity date of March 1, 2024, secured as noted under paragraph (a)i) above. The Company incurred financing fees of $43,836 (C$60,000). As at June 30, 2024 $32,697 (C$44,754) (December 31, 2023-$11,187; C$14,795) of accrued interest is included in accrued liabilities in the interim condensed consolidated balance sheets. In addition, as at June 30, 2024, there is $nil (C$nil) (December 31, 2023-$7,457 (C$9,863) of unamortized financing fees included in long-term debt in the interim condensed consolidated balance sheets.

iii) On November 2, 2023, the Company completed the purchase of additional land, consisting of a 2.03-acre site in Hamilton, Ontario, Canada for $2,264,860 (C$3,100,000), prior to an additional disbursement of $42,722 (C$58,475) representing land transfer tax. The Company obtained vendor take-back 1st mortgage in the amount of $1,461,200 (C$2,000,000) bearing interest at 7% annually, payable monthly, interest only and maturing November 2, 2025. An additional mortgage, as noted below under paragraph (a)iv), was arranged to complete the purchase. As at June 30, 2024 $7,825 (C$10,710) in accrued interest is included in accrued liabilities in the interim condensed consolidated balance sheets.

iv) In connection with the purchase of additional land noted above under paragraph (a)iii) above, a 2nd mortgage was obtained in the amount of $767,130 (C$1,050,000) bearing interest at 13% annually, payable monthly interest only maturing November 2, 2024 and secured by a 3rd mortgage on the property in Belleville, Ontario, Canada. The Company incurred financing fees of $29,224 (C$40,000) and as at June 30, 2024, $9,903 (C$13,554) (December 31, 2023-$20,440; C$27,033) of unamortized financing fees is included in long-term debt in the interest condensed consolidated balance sheets.

v) On December 14, 2023, the Company made arrangements to repay the previous 1st mortgage on the first property purchased in Hamilton, Ontario, Canada on August 17, 2021, for a new 1st mortgage bearing interest at 13% annually, payable monthly, interest and maturing December 14, 2024, in the amount of $1,631,648 ($C2,233,298) with new creditors. The original 1st mortgage was a vendor take back mortgage. Financing fees of $75,610 (C$100,000) were incurred and as at June 30, 2024, $33,327 (C$45,616) (December 31, 2023-$72,088; C$95,342) of unamortized financing fees is included in long-term debt in the interim condensed consolidated balance sheets.

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
June 30, 2024 and 2023
(Expressed in United States Dollars)

(unaudited)

9. Long-Term Debt, (continued)

vi) On April 2, 2024, the Company received funds in the amount of $143,218 (C$196,028) for a $236,558 ($323,786) 4th mortgage secured by the Belleville Facility bearing interest at 12% annually payable monthly interest only maturing October 2, 2024, cross collateralized by a 3rd mortgage secured by the additional land in Hamilton, Ontario, Canada, net of unpaid interest, a financing fee of $19,726 (C$27,000) and six months of capitalized interest. Further sums totaling $45,736 (C$62,600) were advanced after April 2, 2024, resulting in a balance of $282,294 (C$386,386) at June 30, 2024. This new mortgage will have a principal balance of $301,007 (C$412,000) after the balance of the outstanding amounts were received subsequent to June 30, 2024. As at June 30, 2024 $10,208 (C$13,972) of unamortized financing fees is included in long-term-term debt in the interim condensed consolidated balance sheets.

For the three and six-month periods ended June 30, 2024, $282,951 (C$386,939) and $545,064 (C$740,476) (2023-$136,286; C$183,086 and $250,743; C$337,883) respectively, in interest was incurred on the mortgages payable.

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

These CEBA loans were repaid on January 9, 2024 and January 11, 2024, in total $51,142 (C$70,000) and $22,242 (C$30,000) was forgiven as outlined in the CEBA term loan agreements. The forgiven amount is recorded under other expenses (income) in the interim condensed consolidated statements of operations and comprehensive loss.

(c) On April 8, 2021, the Company took delivery of a truck and hauling trailer for a total purchase price of $159,518 (C$218,338) plus applicable harmonized sales taxes. The purchase was financed by a bank term loan of $146,120 (C$200,000), over a forty-eight-month term, bearing interest at 4.95% per annum with monthly blended instalments of principal and interest payments of $3,581 (C$4,901) due April 7, 2025. As a result of cross defaults, the balance is included in current liabilities. The last payment made was on February 7, 2024. Refer also to subsequent events, note 19(c).

For the three and six-month periods ended June 30, 2024, $498 (C$683) and $1,085 (C$1,474) (2023-$1,190; C$1,600 and $1,971; C$2,657) respectively, in interest was incurred.

10. Obligations under Capital Lease

	June 30, 2024	December 31, 2023
	Total	Total
Obligations under Capital Lease	$58,995	$66,037
Less: current portion	(58,995)	(66,037)
Long-term portion	$-	$-

Refer also to going concern, note 2.

The lease agreement for certain equipment for the Belleville Facility at a cost of $284,678 (C$389,650), is payable in monthly blended installments of principal and interest of $5,006 (C$6,852), plus applicable harmonized sales taxes for a period of fifty-nine months plus an initial deposit of $14,210 (C$19,450) plus applicable harmonized sales taxes and an option to purchase the equipment for a final payment of a nominal amount of $73 (C$100) plus applicable harmonized sales taxes on February 27, 2025. The leasing agreement bears interest at the rate of 3.59% annually, compounded monthly, due February 27, 2025.

The lease liability was secured by the equipment under capital lease as previously described under long-lived assets, net (note 7).

Minimum lease payments as per the original terms of the obligations under capital lease are as follows:

14 SusGlobal Energy Corp. Notes to the Interim Condensed Consolidated Financial Statements June 30, 2024 and 2023 (Expressed in United States Dollars) (unaudited)

10. Obligations under Capital Lease, (continued)

In the six-month period ending December 31, 2024	$55,070
In the year ending December 31, 2025	5,079
60,149
Less: imputed interest	(1,154)
Total	$58,995

For the three and six-month periods ended June 30, 2024, $595 (C$814) and $1,153 (C$1,566) (2023-$931; C$1,249 and $1,983; C$2,672) respectively, in interest was incurred.

The Company is in arrears with payments to the lessor. The last payment made was on January 27, 2024. As a result, on May 24, 2024, the lessor repossessed the equipment.

11. Convertible Promissory Notes

		June 30, 2024	December 31, 2023

(a)	Convertible promissory note-October 28 and 29, 2021	$3,214,347	$2,898,595
(b)	Convertible promissory note-March 3 and 7, 2022	6,558,996	6,065,878
(c)	Convertible promissory note-June 23, 2022	1,530,624	1,555,351
(d)	Convertible promissory note-April 12, 2024, amended May 23, 2024	187,979	-
		$11,491,946	$10,519,824

The convertible promissory notes are accounted for under the fair value option in the consolidated balance sheets. The actual principal outstanding on the balance of the notes as at June 30, 2024 is $8,149,227 including accrued interest of $1,806,844 (December 31, 2023-$7,442,600, including accrued interest of $1,232,440).

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
June 30, 2024 and 2023
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

As a result of the default on November 15, 2022, the Company was informed that the October 29, 2021 investor will now be accruing interest at the default rate of 24% per annum. As at June 30, 2024, this note has a principal balance of $1,800,485 (December 31, 2023-$1,645,337), including $500,485 (December 31, 2023-$345,337) of accrued interest. In addition, on October 4, 2023, an action was launched by the October 29, 2021 investor, who claimed he was owed $1,300,000 plus accrued interest which is after conversions of $318,100 during 2022 and 2023 and as noted above includes accrued interest of $500,485 as at June 30, 2024 (December 31, 2023-$345,337). The fair value of this convertible promissory note, included in the total in the table above, is $2,683,862 (December 31, 2023-$2,404,558). The Company intends to repay the balance owed when it is financially able to do so.

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
June 30, 2024 and 2023
(Expressed in United States Dollars)

(unaudited)

11. Convertible Promissory Notes, (continued)

Previously, the conversion price was a 30% discount to the price at which the securities were sold in connection with the Liquidity Event. In consideration for the extension of the maturity date, the Company agreed to issue the investor 500,000 shares of the Company's common stock. The Company used the with-and-without method to allocate the proceeds between the convertible promissory note and the common shares. As a result, all the proceeds were allocated to the convertible promissory note and $nil to the common shares. As a result of the default on July 28, 2023, the Company is now incurring interest at the default rate of 24%. As at June 30, 2024, this note had a principal balance of $393,653 (December 31, 2023-$355,205) including accrued interest of $71,493 (December 31, 2023-$33,045). The fair value of this convertible promissory note, included in the table above, is $530,485 (December 31, 2023-$494,037).

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
June 30, 2024 and 2023
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

As noted above, on June 8, 2023, the counsel for the March 2022 Investors provided the Company with a notice of default. This resulted in the principal balance of the March 2022 Investor Notes increasing from $2,640,000 in total to $3,168,000, in total. In addition, interest is accruing at the rate of 24% per annum. As at June 30, 2024, the principal balance of the March 2022 investor notes totaled $4,400,142 (December 31, 2023- $4,022,058), including accrued interest of $1,232,142 (December 31, 2023-$854,058) and the fair value is $6,558,996.

Refer also to subsequent events, note 19(f).

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
June 30, 2024 and 2023
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

On June 29, 2023, the June 2022 Investor provided a 45-day extension of the June 2022 Investor Note in exchange for an increase in the principal balance of the June 2022 Investor Note of $100,000, from $1,320,000 to $1,420,000. As at June 30, 2024, the Company has disclosed the fair value of this convertible promissory note as $1,530,624 (December 31, 2023-$1,555,351).

The Company initially reserved 8,000,000 of its authorized and unissued Common Stock (the "June 2022 Reserved Amount"), free from pre-emptive rights, to provide for the issuance of Common Stock upon the full conversion of the June 2022 Investor Note.

(d) On April 12, 2024, the Company executed one convertible promissory note (the "April 2024 Investor Note") with the June 2022 in the amount of $120,000 bearing interest at 10% per annum and having an OID of 10%. The April 2024 Investor Note was amended by the June 2022 Investor on May 23, 2024 resulting in a principal increase of $12,223. The maturity date of the April 2024 Investor Note is October 12, 2024. The proceeds from the April 2024 Investor Note were used to repay certain outstanding accounts. If this April 2024 Investor Note is not repaid by the maturity date, will be interest at the lesser of 18% and the maximum amount permitted under the law from the due date until paid. The June 2022 Investor may convert this April 2024 Investor Note on an event of default. The conversion price, only upon an event of default will be 90% (a 10% discount) based on the lowest trading price on the previous twenty trading days ending on the date of conversion. The initial reserved amount shall be 5,000,000 shares of common stock. The Company also incurred professional fees of $8,500 which reduced the net proceeds on this April 2024 Investor Note. As at June 30, 2024, the principal balance of the April 2024 Investor Note totaled $134,947 (December 31, 2023- $nil), including accrued interest of $2,724 (December 31, 2023-$nil). The Company has disclosed the fair value of this convertible promissory note as $187,979 (December 31, 2023-$nil).

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
June 30, 2024 and 2023
(Expressed in United States Dollars)

(unaudited)

11. Convertible Promissory Notes, (continued)

During the three and six-month periods ended June 30, 2024, the Company issued nil and nil (2023-601,296 and 1,650,709) respectively, common shares on the conversions of a convertible promissory note in the amount of $nil and $nil (2023-$100,000 and $243,100) respectively, having a fair value on conversion of $nil and $nil (2023-$153,846 and $374,000) at conversion prices ranging from $nil to $nil and $nil to $nil (2023-$0.1337 to $0.3400 and $0.1294 to $0.1364) respectively, per share. This resulted in a loss on conversion during the three and six-months periods ended June 30, 2024 of $nil and $nil (2023-$53,846 and $74,359) respectively, disclosed under note 16, other (expense) income.

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

Gains and losses attributable to changes in credit risk were insignificant during the three and six-month periods ended June 30, 2024 and 2023. The Company recognized a loss of $62,143 (2023-$nil) at the time of issuance of the convertible promissory note and an additional loss of $656,293 and $789,979 (2023- $2,213,461 and $2,180,135) respectively, attributed to the change in fair value of the convertible promissory notes for the three and six-month periods ended June 30, 2024 and 2023.

12. Fair Value Measurement

The following table presents information about the Company's financial assets and liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation:

	Fair value as at June 30, 2024 and December 31, 2023 Using:
	Level 3	June 30, 2024	December 31, 2023
Assets:	$-	$-	$-
Liabilities:
Convertible promissory notes	11,491,946	11,491,946	10,519,824
	$11,491,946	$11,491,946	$10,519,824

During each of the three and six-month periods ended June 30, 2024 and 2023, there were no transfers between Level 1, Level 2, or Level 3. There were no financial assets or other liabilities measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023.

The following table summarizes the change in Level 3 financial instruments during the six-month periods ended June 30, 2024 and December 31, 2023.

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
June 30, 2024 and 2023
(Expressed in United States Dollars)

(unaudited)

12. Fair Value Measurement, (continued)

	June 30, 2024	December 31, 2023
Fair value at December 31, 2023 and 2022	$10,519,824	$7,796,433
Fair value at issuance	182,143	-
Amendments	13,191	2,526,260
Conversions/repayments	-	(336,578)
Mark to market	776,788	533,709
Fair value at June 30, 2024 and December 31, 2023	$11,491,946	$10,519,824

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

At the issuance dates of the convertible promissory notes, the probability of default ("PD") was assumed to be 75% (December 31, 2023-75%), except for those which were amended post maturity, which were assumed to be 100%. The probability of default was determined in reference to a 1-year PD rate for a 'CCC+' rating at issuance, and a combination of 'CC' and 'CCC' credit ratings at June 30, 2024 and December 31, 2023. Increasing (decreasing) the probability of default would result in a significantly higher (lower) fair value measurement.

Other significant unobservable inputs include the expected volatility and the credit spread. The expected volatility was based on the historical volatility over a look-back period that was consistent with the balance-remaining term of the instruments. A value of 218.0% to 396.5% (December 31, 2023- range of 162.4% to 164.8%) was used for the expected volatility. The discount for lack of marketability was determined using a range of option pricing methodologies using the remaining restriction term corresponding to each instrument on the relevant valuation date. The credit spread was determined in reference to credit yields of companies with similar credit risk at the date of valuation. A premium of 10% (December 31, 2023-10%) was added to the credit spread as an instrument specific adjustment to reflect the Company's risk of default. A value of 24.83% (December 31, 2023-22.95%) was used for the credit spread.

13. Loans Payable to Related Parties

	June 30, 2024	December 31, 2023
Directors	$48,500	$47,500
CFO	25,951	-
Shareholders	3,000	-
Haute Inc.	678,889	442,016
Total	$756,340	$489,516

The loans owing to directors were received by the Company on June 6, 2022, March 16, 2023 and June 6, 2024, are unsecured, bearing interest at 5% per annum and due on demand. During the three and six-month periods ended June 30, 2024, $685 and $1,276 (2023-$603 and $1,146) respectively, in interest was incurred on the directors' loans. As at June 30, 2024, $4,028 (December 31, 2023-$3,386) of accrued interest is included in accrued liabilities in the interim condensed consolidated balance sheets.

The loans from the CFO were provided to the Company for working capital purposes on March 15, 2024 and throughout the three months ended June 30, 2024, and are unsecured and non-interest bearing.

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
June 30, 2024 and 2023
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

During the three and six-month periods ended June 30, 2024, $20,272 (C$27,748) and $41,741 (C$56,705) (2023-$nil; C$nil and $nil; C$nil) respectively, in interest was incurred on the two loans from Haute Inc.

In addition, on January 11, 2024, Travellers converted $101,130 (C$135,600) of accounts payable into 809,044 common shares of the Company at the closing trading price immediately prior to the conversion. There was no gain or loss on this conversion.

During the three and six-month periods ended June 30, 2024, Travellers, converted a total of $nil (C$nil) and $101,130 (C$135,600) of outstanding accounts payable (2023-$278,845; C$372,483 and $278,845; C$372,483 of outstanding loans) respectively, owing to Travellers for nil and 809,044 (2023 - 1,167,371 and 1,167,371) respectively, common shares of the Company at the closing trading price immediately prior to each conversion. There was no gain or loss on these conversions.

14. Capital Stock

As at June 30, 2024, the Company had 150,000,000 common shares authorized with a par value of $.0001 per share and 125,332,019 (December 31, 2023-125,272,975) common shares issued and outstanding.

On January 11, 2024, Travellers converted $101,130 (C$135,600) of outstanding accounts payable (2023-$278,845; C$372,483 in outstanding loans) owing to Travellers into 809,044 (2023-1,167,371) common shares of the Company at the closing trading price immediately prior to each conversion. There was no gain or loss on these conversions. On March 18, 2024, the Company submitted a cancellation order to its transfer agent to cancel 750,000 common shares issued in the prior year to a consultant. There was no gain or loss on this cancellation.

For the six-month period ended June 30, 2024, the Company issued nil (2023-1,650,709) common shares on the conversion of a convertible promissory note having a fair value of $nil (2023-$374,000) at conversion prices ranging from $nil to $nil (2023- $0.1294 to $0.3400) per share. This resulted in a loss on conversion of $nil (2023-$74,359) disclosed under note 16, other (expense) income.

For the six-month period ended June 30, 2024, the Company issued nil (2023-1,040,000) common shares for professional services valued at $nil (2023-$202,645), based on the closing trading prices on the effective dates of the consulting agreements disclosed as stock-based compensation in the interim condensed consolidated statements of operations and comprehensive loss. In addition, the Company raised $nil (2023-$101,039) on a private for nil (2023-310,888) common shares of the Company at an issue price of $nil (2023-$0.3250) per share from a director of the Company.

On January 3, 2023, the Company issued 3,000,000 common shares to the CEO and 100,000 common shares to the CFO in connection with their executive consulting agreements, valued at $446,400, based on the closing trading price on the effective date of their executive consulting agreements. Included under management stock-based compensation in the interim condensed consolidated statements of operations and comprehensive loss for the three and six-month periods ended June 30, 2024, is an amount of $54,000 and $108,000 (2023-$57,600 and $115,200) respectively. Also, during the three and six-month periods ended June 30, 2023, the Company issued nil and 500,000 common shares respectively, on proceeds previously received.

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
June 30, 2024 and 2023
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

As at June 30, 2024, the Company recorded a balance of $nil (2023-$188,348) for nil (2023-750,000) shares to be issued relating to consulting agreements, of which 500,000 were issued on January 27, 2023, valued on the effective dates stipulated in the consulting agreements) for 250,000 shares to be issued relating to a consulting agreement with a service provider for professional services, valued on the effective dates stipulated in the consulting agreement and $128,248 for shares to be issued on a private placement priced at $0.2414 per share. These professional services are included under stock-based compensation in the interim condensed consolidated statements of operations and comprehensive loss.

15. Commitments

a) Effective January 1, 2023, new executive consulting agreements were finalized for the services of the CEO and the CFO, for two years and one year, respectively. The CEO's monthly fee was $29,224 (C$40,000) for 2023 and is $36,530 (C$50,000) for 2024 and for the CFO was $9,133 (C$12,500) for 2023. The future minimum commitment under these consulting agreements, is as follows:

For the six-month period ending December 31, 2024	$219,180

b) The Company has agreed to lease its office premises from Haute on a month-to-month basis, at the monthly rate of $7,306 (C$10,000). The Company is responsible for all expenses and outlays in connection with its occupancy of the leased premises, including, but not limited to utilities, realty taxes and maintenance.

c) Effective February 3, 2021, upon the successful completion of a Nasdaq listing, the Company has committed a payment of $300,000 to a consulting firm providing advisory and consulting services.

d) On November 5, 2021, the Company committed to the design and construction of its Hamilton, Ontario, Canada facility (the "Hamilton Facility"), including architectural and general contracting fees in the amount of $6,667,316 (C$9,125,809) plus applicable harmonized sales taxes. Refer also to legal proceedings, note 18 and subsequent events, note 19(b).

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

f) The Company was assigned the land lease on the purchase of certain assets of Astoria Organic Matters Ltd., and Astoria Organic Matters Canada LP on September 15, 2017. The land lease, which comprises 13.88 acres in Roslin, Ontario, Canada, has a term expiring March 31, 2034. The basic monthly rent on the net lease is $2,192 (C$3,000) and is subject to adjustment based on the consumer price index as published by Statistics Canada ("CPI"). To date, no adjustment for CPI has been charged. The Company is also responsible for any property taxes, maintenance, insurance and utilities. In addition, the Company had the right to extend the lease for five further terms of five years each and one further term of five years less one day. As the Company acquired the business of 1684567, the previous landlord, in 2019, there are no future commitments for this lease. The Company is responsible through a special provision of the site plan agreement with the City of Belleville (the "City"), Ontario, Canada, that it is required to fund road maintenance required by the City through to September 30, 2025 at an annual rate of $7,306 (C$10,000). The future minimum commitment is as follows:

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
June 30, 2024 and 2023
(Expressed in United States Dollars)

(unaudited)

15. Commitments, (continued)

For the six-month period ending December 31, 2024	$7,306
For the year ending December 31, 2025	7,306
$14,612

Up until September 30, 2023, PACE had provided the Company a letter of credit in favor of the MECP in the amount of $202,253 (C$276,831) and, as security, had registered a charge of lease over the Belleville Facility.

The current letter of credit required by the MEC is $465,858 (C$637,637) and now $108,107 (C$146,487), while the Company re-assesses and re-submits it financial assurance to the MECP with the assistance of its environmental consultant. The Company has not yet satisfied this requirement of the MECP.

The letter of credit is a requirement of the MECP and is in connection with the financial assurance provided by the Company for it to be in compliance with the MECPs environmental objectives. The MECP regularly evaluates the Belleville Facility to ensure compliance is adhered to and the letter of credit is subject to change by the MECP. The Company has engaged an environmental consulting firm to re-evaluate the financial assurance with the MECP which is based on the estimated environmental remediation and clean-up costs for its waste processing and composting facility. As a result of inspections carried out by the MECP during the prior years, some of which have resulted in MECP orders having been issued, the Company has accrued estimated and actual costs for certain corrective measures in orders issued by the MECP $2,129,140 (C$2,914,235) (December 31, 2023-$2,153,214; C$2,847,790).

16. Other (Expense) Income

	June 30, 2024	June 30, 2023
(a) Loss on settlement of claim	$(227,545)	$-
(b) Loss on revaluation of convertible promissory notes	(852,122)	(2,180,135)
(c) Gain on forgiveness of CEBE loans	22,242	-
(d) Loss on conversion of convertible promissory note	-	(74,359)
	$(1,057,425)	$(2,254,494)

(a) The loss is on the settlement of the claim with the general contractor for the property under construction in Hamilton, Ontario, Canada. Refer also to legal proceedings, note 18 and subsequent events, note 19(b).

(b) Loss on revaluation of convertible promissory notes. Refer to convertible promissory notes, note 11.

(c) The gain on forgiveness is the result of repaying the required portion of the CEBA loans within the time to allow for a forgiven amount of $22,242 (C$30,000). Refer also to long-term debt, note 9(b).

(d) As described under convertible promissory notes, note 11(a), the loss is on five conversions of the October 29, 2021 investor note during the six-month period ended June 30, 2023.

17. Economic Dependence

The Company generated 0% and 91% of its revenue from three customers, during the three and six-month periods ended June 30, 2024 (2023-91% and 90% from three customers) respectively.

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
June 30, 2024 and 2023
(Expressed in United States Dollars)

(unaudited)

18. Legal Proceedings

From time to time, the Company may become involved in litigation relating to claims arising from the ordinary course of business. Management believes that there are currently no claims or actions pending against us, the ultimate disposition of which would have a material adverse effect on our results of operations, financial condition, or cash flows, except as follows:

The Company has a claim against it for unpaid legal fees in the amount of $47,665 (C$65,241). The amount is included in accounts payable on the Company's consolidated balance sheet.

On October 4, 2023, an action was launched by one of the October 2021 Investors, who claimed he was owed $1,300,000 plus accrued interest. The principal balance in the accounts and noted under convertible promissory notes, note 11(a) is $1,800,485 (December 31, 2023-$1,645,337), which is after conversions of $318,100 during 2022 and 2023 and includes accrued interest of $500,485 (December 31, 2023-$345,337). The Company has disclosed the fair value of this convertible promissory note as $2,683,862 (December 31, 2023-$2,404,558). The Company intends to repay the balance owed when it is financially able to do so.

On November 27, 2023 and March 6, 2024, the Company experienced an outflow of leachate impacted water from its stormwater pond into the City of Belleville's roadside ditch. The Company is collaborating with its environmental consultants and its Canadian legal counsel to assess the damage caused, remediate this occurrence and report regularly to the MECP.

The Company has a claim against it for unpaid hydro bills in the amount of $365,521 (C$500,302). The amount is included in accounts payable on the Company's interim condensed consolidated balance sheets.

In addition, on November 17, 2023, the Company received an amended claim filed against it from 2023 by Tradigital in the sum of $219,834 in owed fees plus the difference in stock price, 300,000 common shares of the Company, plus attorney fees and expenses. The case went to arbitration on March 11, 2024 and the Company defended its position. On April 4, 2024, the International Centre for Dispute Resolution indicated that no additional evidence is to be submitted and the hearings were declared closed as of April 29, 2024.The tribunal would endeavor to render the final decision within the timeframe provided for in the rules. Management agrees that outstanding fees, which are included in accounts payable in the interim condensed consolidated balance sheets, are only in the amount of $30,000, which was agreed to by the parties in earlier communications and through various e-mail correspondence. In addition, the management has no issue with the outstanding common shares to be provided to the claimant totaling 300,000. Management believes that the additional claim amount of $189,834 is without merit. Of the total of 300,000 common shares, 50,000 have been issued and the remaining 250,000 were previously disclosed as shares to be issued in the consolidated statements of stockholders' deficiency. On April 26, 2024, the arbitrator for this claim awarded Tradigital the sum of $118,170 which had been accrued by the Company as at December 31, 2023 and as at June 30, 2024 and the remaining 250,000 common shares were not required to be issued by the Company.

On April 1, 2024, the Company received notice of a complaint filed against it by one of the March 2022 Investors, seeking damages of no less than $4,545,393. The Company had thirty calendar days to respond and on April 30, 2024, the Company was able to extend the time to respond with opposing counsel, a further fifteen days. The Company has been unable to retain counsel to represent it in this matter. The full amount of the complaint has been included in the accounts. On May 21, 2024, the counsel for the plaintiff requested an entry for a default judgement against the Company. Subsequent to June 30, 2024, a default judgement was filed by this March 2022 Investor. Refer also to subsequent events, note 19(f).

On May 16, 2024, the Company was informed by its Canadian legal counsel that the City of Belleville, Ontario, Canada (the "City"), issued an order against the Belleville Facility, its numbered company, 1684567 and its officers for the repayment of the cost of pumping out contaminated water from the City's roadside ditch, along with legal and other associated costs. On May 31, 2024, the companies and the officers filed notices of appeal to the Ontario Land Tribunal. The Company and its Canadian legal counsel are in discussions with the legal representatives from the City, to come to a resolution before any action by the Ontario Land Tribunal. Subsequent to June 30, 2024, the Company and its officers withdrew their appeals and the Ontario Land Tribunal closed its case. Refer also to subsequent events, note 19(d).

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
June 30, 2024 and 2023
(Expressed in United States Dollars)

(unaudited)

18. Legal Proceedings, (continued)

On June 10, 2024, the Company received a statement of claim from the general contractor, Gillam Construction Group Ltd. ("Gillam"), for the construction of the Hamilton Facility. Gillam also named the Company's two officers as defendants. The Company and its Canadian legal counsel were able to resolve the matter with the Plaintiff with a final settlement of $2,118,740 (C$2,900,000) if paid on or before November 30, 2024. The settlement reached was over and above the original amount included in the accounts of the Company as at June 30, 2024 and prior periods as construction had ceased in June of 2022. The Company has provided for this excess in the amount of $225,845 (C$309,122) as a loss on settlement. See also other (expense) income, note 16(a) and subsequent events, note 19(b).

19. Subsequent Events

The Company's management has evaluated subsequent events up to the date the interim condensed consolidated financial statements were issued, pursuant to the requirements of ASC 855 and has determined the following to be material subsequent events:

(a) On July 28, 2024, the Company's real estate broker listed the Company's two properties located in Hamilton, Ontario, Canada, for sale. On the recommendation of the real estate broker, there was no selling price noted.

(b) On July 29, 2024, the Company reached a settlement of a claim by Gillam for outstanding amounts owing on the construction of the Hamilton Facility. The Company provided Gillam with a 2nd mortgage secured by the property at 520 Nash Road North in Hamilton, Ontario, Canada in the amount of $2,191,800 (C$3,000,000), due February 1, 2025. If the mortgage is paid by November 30, 2024, the final payment will be reduced to $2,118,740 (C$2,900,000). If the payment is not made by November 30, 2024, interest will accrue commencing on December 1, 2024 based on the Bank of Nova Scotia prime rate plus 4% annually, calculated daily. In addition, together with the registration of this 2nd mortgage, Gillam will cause the motion for judgement in respect of the construction liens scheduled for a hearing on July 30, 2024 to be adjourned until after the expiry date. On payment of the 2nd mortgage, Gillam will have the construction liens on the property noted above, to be discharged.

(c) On August 13, 2024, the lender’s representative took possession of the Company’s truck and hauling trailer due to outstanding monthly payments since February 7, 2024, described under long-term debt, note 9(c), and removed it from the Belleville Facility to be auctioned.

(d) On August 30, 2024, minutes of settlement were finalized between the City and the Company to settle for an amount of $94,978 (C$130,000) ten days following the sale of the Hamilton Facility. There are certain events of default, including not meeting the timeline set above and if the sale of the Hamilton Facility does not occur before January 31, 2025, would result in the actual cost incurred by the City to be paid by the Company. The actual costs noted in the minutes of settlement totaled $140,633 (C$192,490). In addition, in connection with the minutes of settlement, the Company and its officers subsequently withdrew their appeals with the Ontario Land Tribunal on September 4, 2024, and the Ontario Land Tribunal closed their case.

(e) On September 5, 2024, one of the Company’s subsidiaries was served with a construction lien on the property at the Belleville Facility in the amount of $166,507 (C$227,904) representing outstanding accounts payable for environmental services provided by the contractor.

(f) On September 11, 2024, one of the March 2022 Investors filed a default judgement in the amount of $2,848,744. In addition, pre-judgement interest was granted in the amount of $87,414 at the rate of 10% per annum on the principal balance from May 22, 2024 through September 11, 2024. On the filing of this default judgement, the March 2022 Investor removed two causes of action previously filed in their complaint which the Company received notice of on April 1, 2024 and accrued for accordingly. These two causes of action totaled $2,250,000 and will be adjusted during the next interim filing.

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

Growth and percentage comparisons made herein generally refer to the three and six-month periods ended June 30, 2024 compared with the three and six-month periods ended June 30, 2023 unless otherwise noted. Unless otherwise indicated or unless the context otherwise requires, all references in this document to "we, "us, "our," the "Company," and similar expressions refer to SusGlobal Energy Corp., and depending on the context, its subsidiaries.

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

RECENT BUSINESS DEVELOPMENTS

On August 13, 2024, the lender’s representative took possession of the Company’s truck and hauling trailer due to outstanding monthly payments since February 7, 2024 and removed it from the Belleville Facility to be auctioned.

On July 28, 2024, the Company's real estate broker listed the Company's two properties located in Hamilton, Ontario, Canada, for sale. On the recommendation of the real estate broker, there was no selling price noted.

On July 29, 2024, the Company reached a settlement of a claim by Gillam for outstanding amounts owing on the construction of the Hamilton Facility. The Company provided Gillam with a 2nd mortgage secured by the property at 520 Nash Road North in Hamilton, Ontario, Canada in the amount of $2,191,800 (C$3,000,000), due February 1, 2025. If the mortgage is paid by November 30, 2024, the final payment will be reduced to $2,118,740 (C$2,900,000). If the payment is not made by November 30, 2024, interest will accrue commencing on December 1, 2024 based on the Bank of Nova Scotia prime rate plus 4% annually, calculated daily. In addition, together with the registration of this 2nd mortgage, Gillam will cause the motion for judgement in respect of the constructions liens scheduled for a hearing on July 30, 2024 to be adjourned until after the expiry date. On payment of the 2nd mortgage, Gillam will have the construction liens on the property noted above, to be discharged.

As noted below, the Belleville Facility ceased accepting waste after January 10, 2024 and continues to seek funding or re-financing to remediate the compliance matters in an effort to begin accepting waste again before the end of the current year or early in 2025.

On May 16, 2024, the Company was informed by its Canadian legal counsel that the City of Belleville, Ontario, Canada (the "City"), issued an order against the Belleville Facility, its numbered company, 1684567 and its officers for the repayment of the cost of pumping out contaminated water from the City's roadside ditch, along with legal and other associated costs. On May 31, 2024, the companies and the officers filed notices of appeal to the Ontario Land Tribunal.

On or around November 27, 2023 and March 6, 2024, the Company experienced an outflow of contaminated water from its stormwater pond at its Belleville Facility, which spilled over into the City of Belleville's roadside ditch and has continued to periodically overflow. The Company is collaborating with its environmental consultants and its Canadian legal counsel to assess the damage caused, remediate this occurrence and report regularly to the Ministry of the Environment, Conservation and Parks from the Province of Ontario (the "MECP").

As a result of an order issued by the Ministry of Labour, Immigration, Training and Skills Development, specifically relating to high ammonia levels in one of the Company's composting buildings, the Company ceased accepting waste after January 10, 2024, to address this and other compliance matters issued by the MECP. The Company also received orders from the MECP to address repairs, the clean-up of unusable waste on site, re-habilitating its stormwater management system and other matters. Management anticipates these matters will take many months to complete, will require significant investment, and are dependent on the Company securing funding. We believe that our operating property, vehicle and equipment had been adequately maintained but will require significant investment to carry out repairs and improvements as ordered by the MECP. This will also include replacement of certain equipment at the Belleville Facility.

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

Pursuant to the terms of the CEO's Consulting Agreement, for his services as the CEO, the compensation was at a rate of $29,224 (C$40,000) per month for twelve (12) months, beginning on the Effective Date, and at a rate of $36,530 (C$50,000) per month for twelve (12) months, beginning January 1, 2024. In addition, the Company agreed to grant the CEO 3,000,000 restricted shares of the Company's common stock, par value of $0.0001 per share (the "Common Stock") on the Effective Date. This common stock was issued on January 3, 2023. The Company has also agreed to reimburse the CEO for certain out-of-pocket expenses incurred by the CEO.

The CEO's Consulting Agreement is for a term of twenty-four (24) months. Upon a Constructive Discharge (as defined in the CEO's Consulting Agreement) and subject to certain notification requirements and the Company's opportunity to cure the Constructive Discharge, the CEO will be entitled to a compensation of twelve (12) months' fees, as well as any bonus compensation owing.

The Company also entered into an Executive Consulting Agreement (the "CFO Consulting Agreement"), by and between the Company and the CFO of the Company, effective January 1, 2023. Pursuant to the terms of the CFO Consulting Agreement, the CFO is entitled to fees of $9,133 (C$12,500) per month for twelve (12). In addition, the Company has also agreed to grant the CFO 100,000 restricted shares of the Company's common stock, par value of $0.0001 per share on the Effective Date. The Company has also agreed to reimburse the CFO for certain out-of-pocket expenses incurred by the CFO. This common stock was issued on January 3, 2023. The CFO's Consulting Agreement replaced the consulting agreement which expired on December 31, 2022.

The CFO's Consulting Agreement is for a term of twelve (12) months. Upon a Constructive Discharge (as defined in the CFO's Consulting Agreement) and subject to certain notification requirements and the Company's opportunity to cure the Constructive Discharge, the CFO will be entitled to a compensation of two (2) months' fees, as well as any bonus compensation owing.

Financings

(a) Securities Purchase Agreements

At June 30, 2024, the Company had and currently has six security purchase agreements outstanding, five of which are in default, with four investors. The outstanding principal balance at June 30, 2024 of the convertible promissory notes was $8,149,227, including accrued interest of $1,806,844 and with a fair value of $11,491,946.

Please refer to the interim condensed consolidated financial statements, convertible promissory notes, note 11 and fair value measurement, note 12 for details on the convertible promissory notes.

(b) Mortgages

i) On December 1, 2023, this 1st mortgage was renewed with a new maturity date of June 1, 2024 and a fixed interest rate of 13% per annum. On renewal, the 1st mortgage was increased by $304,134 (C$416,280), from $3,799,120 (C$5,200,000) to $4,10,251 (C$5,616,280), to account for increased interest based on the previous variable rate, three months of prepaid interest and a financing fee. The 1st mortgage is secured by the shares held of 1684567, a 1st mortgage on the real property and the organic waste processing and composting facility located at 704 Phillipston Road, Roslin, Ontario, Canada (the "Belleville Facility") and a general assignment of rents. Financing fees on the 1st mortgage totaled $344,342 (C$455,419). As at June 30, 2024 $213,679 (C$292,470) (December 31, 2023-$44,555; C$58,928) of accrued interest is included in accrued liabilities in the interim condensed consolidated balance sheets. In addition, as at June 30, 2024 there is $nil (C$nil) (December 31, 2023-$32,764; C$43,333) of unamortized financing fees included in long-term debt in the interim condensed consolidated balance sheets.

ii) On March 1, 2023, the Company obtained a 2nd mortgage in the amount of $1,095,900 (C$1,500,000) bearing interest at the annual rate of 12%, repayable monthly, interest only with a maturity date of March 1, 2024, secured as noted under paragraph (a)i) above. The Company incurred financing fees of $43,836 (C$60,000). As at June 30, 2024 $32,697 (C$44,754) (December 31, 2023-$11,187; C$14,795) of accrued interest is included in accrued liabilities in the interim condensed consolidated balance sheets. In addition, as at June 30, 2024, there is $nil (C$nil) (December 31, 2023-$7,457 (C$9,863) of unamortized financing fees included in long-term debt in the interim condensed consolidated balance sheets.

iii) On November 2, 2023, the Company completed the purchase of additional land, consisting of a 2.03-acre site in Hamilton, Ontario, Canada for $2,264,860 (C$3,100,000), prior to an additional disbursement of $42,722 (C$58,475) representing land transfer tax. The Company obtained vendor take-back 1st mortgage in the amount of $1,461,200 (C$2,000,000) bearing interest at 7% annually, payable monthly, interest only maturing November 2, 2025. An additional mortgage, as noted below under paragraph (a)iv), was arranged to complete the purchase. As at June 30, 2024 $7,825 (C$10,710) in accrued interest is included in accrued liabilities in the interim condensed consolidated balance sheets.

iv) In connection with the purchase of additional land noted above under paragraph (a)iii) above, a 2nd mortgage was obtained in the amount of $767,130 (C$1,050,000) bearing interest at 13% annually, payable monthly interest only maturing November 2, 2024 and secured by a 3rd mortgage on the property in Belleville, Ontario, Canada. The Company incurred financing fees of $29,224 (C$40,000) and as at June 30, 2024 $9,903 (C$13,554) (December 31, 2023-$20,440; C$27,033) of unamortized financing fees is included in long-term debt in the interim condensed consolidated balance sheets.

v) On December 14, 2023, the Company made arrangements to repay the previous 1st mortgage on the first property purchased in Hamilton, Ontario, Canada on August 17, 2021, for a new 1st mortgage bearing interest at 13% annually, payable monthly, interest only maturing December 14, 2024, in the amount of $1,631,648 ($C2,233,298) with new creditors. The original 1st mortgage was a vendor take back mortgage. The Company incurred financing fees of $75,610 (C$100,000) and as at June 30, 2024, $33,327 (C$45,616) (December 31, 2023-$72,088; C$95,242) of unamortized financing fees is included in long-term debt in the interim condensed consolidated balance sheets.

vi) On April 2, 2024, the Company received funds in the amount of $143,218 (C$196,028) for a $236,558 (C$323,786) 4th mortgage secured by the Belleville Facility bearing interest at 12% annually, payable monthly, interest only maturing October 2, 2024, cross collateralized by a 3rd mortgage secured by the additional land in Hamilton, Ontario, Canada net of unpaid interest, a financing fee $19,726 (C$27,000) and six months of capitalized interest. Further sums totaling $45,736 (C$62,600) were advanced after April 2, 2024, resulting in a balance of $282,294 (C$386,386) at June 30, 2024. This new mortgage will have a principal balance of $301,007 (C$412,000) after the balance of the outstanding amounts were received subsequent to June 30, 2024. As at June 30, 2024, $10,208 (C$13,972) of unamortized financing fees is included in long-term debt in the interim condensed consolidated balance sheets.

For the year three and six-month periods ended June 30, 2024 $282,953 (C$386,939) and $545,064 (C$740,476) (2023-$136,286; C$183,086 and $250,743; C$337,883) respectively, in interest was incurred on the mortgages payable.

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

These CEBA loans were repaid on January 9, 2024 and January 11, 2024, in total $51,142 (C$70,000) and $22,242 (C$30,000) was forgiven as outlined in the CEBA term loan agreements. The forgiven amount is recorded under other expenses (income) in the interim condensed consolidated statements of operations and comprehensive loss.

(ii) On April 8, 2021, the Company took delivery of a truck and hauling trailer for a total purchase price of $159,518 (C$218,338) plus applicable harmonized sales taxes. The purchase was financed by a bank term loan of $146,120 (C$200,000), over a forty-eight-month term, bearing interest at 4.95% per annum with monthly blended instalments of principal and interest payments of $3,581 (C$4,901) due April 7, 2025. The last payment made was on February 7, 2024. And, as noted above under recent business developments, on August 13, 2024, the lender’s representative took possession of the truck and hauling trailer and removed it from the Belleville Facility to be auctioned.

For the three and six-month periods ended June 30, 2024, $498 (C$683) and $1,085 (C$1,474) (2023- $1,190; C$1,600 and $1,971; C$2,657) respectively, in interest was incurred.

(d) Financings Related to Obligations Under Capital Lease

There were no new capital leases entered into by the Company during the three and six-month periods ended June 30, 2024.The original terms of the obligations under capital lease outstanding at June 30, 2024 are noted below.

(i) The lease agreement for certain equipment for the Belleville Facility at a cost of $284,678 (C$389,650), is payable in monthly blended installments of principal and interest of $5,006 (C$6,852), plus applicable harmonized sales taxes for a period of fifty-nine months plus an initial deposit of $14,210 (C$19,450) plus applicable harmonized sales taxes and an option to purchase the equipment for a final payment of a nominal amount of $73 (C$100) plus applicable harmonized sales taxes on February 27, 2025. The leasing agreement bears interest at the rate of 3.59% annually, compounded monthly, due February 27, 2025.

For the three and six-month periods ended June 30, 2024, $595 (C$814) and $1,153 (C$1,566l) (2023-$931; C$1,249 and $1,983; C$2,672) respectively, in interest was incurred.

The Company is in arrears with payments to the lessor. The last payment made was on January 27, 2024. As a result, on May 24, 2024, the lessor repossessed the equipment.

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

Organic Composting Facility- As noted above, the Company's Belleville Facility, located in Belleville, Ontario Canada, has ECAs in place to accept up to 70,000 MT of waste annually and is currently in operation. Certain assets of the organic waste processing and composting facility, including the ECAs for the waste transfer station (not yet built), were acquired by the Company on September 15, 2017, from the Receiver for Astoria, under the asset purchase agreement (the "APA"). The Company charges tipping fees for the waste accepted at the Belleville Facility based on arrangements in place with the customers and the type of waste accepted. Typical waste accepted includes, SSO, leaf and yard, food, liquid, paper sludge and biosolids. As the Company stopped receiving waste after January 10, 2024, there was no revenue during the three-month period ended June 30, 2024. During the three-month period ended March 31, 2024, tipping fees ranged from $51 (C$69) to $117 (C$159) per MT.

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

As noted above, under recent developments, the Hamilton Facility was listed as available for sale on July 29, 2024.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2024, the Company had a bank balance of $7,717 (December 31, 2023-$1,263) and current debt obligations and other current liabilities in the amount of $33,162,594 (December 31, 2023-$30,823,963). As at June 30, 2024, the Company had a working capital deficit of $32,986,136 (December 31, 2023-$30,390,423). The Company does not currently have sufficient funds to satisfy the current debt obligations.

The Company's total assets as at June 30, 2024 were $10,960,797 (December 31, 2023-$11,755,903) and total current liabilities were $33,162,594 (December 31, 2023-$30,823,963). Significant losses from operations have been incurred since inception and there is an accumulated deficit of $42,475,378 as at June 30, 2024 (December 31, 2023 -$38,570,531). Continuation as a going concern is dependent upon generating significant new revenue and generating external capital and securing debt to satisfy its creditors' demands and to achieve profitable operations while maintaining current fixed expense levels.

To pay current liabilities and to fund any future operations, the Company requires significant new funds, which the Company may not be able to obtain. In addition to the funds required to liquidate the $33,162,594 in current debt obligations and other current liabilities, the Company estimates that approximately $10,000,000 must be raised to fund capital requirements and general corporate expenses for the next 12 months.

In the normal course of business, we are exposed to market risks, including changes in interest rates, certain commodity prices and Canadian currency rates. The Company does not use derivatives to manage these risks.

As at June 30, 2024, the current and long-term portions of our debt obligations totaled $21,640,905 (December 31, 2023-$20,447,318). As a result of default and cross defaults, the long-term debt is presented as current debt, even where due beyond twelve months of the balance sheet date.

In addition, up until September 30, 2023, PACE had provided the Company a letter of credit in favor of the MECP in the amount of $202,253 (C$276,831) and, as security, has registered a charge of lease over the Belleville Facility.

The current letter of credit required by the MEC is $465,858 (C$637,637) and now $107,023 (C$146,487), while the Company re-assesses and re-submits it financial assurance to the MECP with the assistance of its environmental consultant. The Company has not yet satisfied this requirement of the MECP.

The letter of credit is a requirement of the MECP and is in connection with the financial assurance provided by the Company for it to be in compliance with the MECPs environmental objectives. The MECP regularly evaluates the Company's organic waste processing and composting facility to ensure compliance is adhered to and the letter of credit is subject to change by the MECP. The Company has engaged an environmental consulting firm to re-evaluate the financial assurance with the MECP which is based on the estimated environmental remediation and clean-up costs for its Belleville Facility. As a result of inspections carried out by the MECP during the prior years, some of which have resulted in MECP orders being issued, the Company has accrued estimated and actual costs for certain corrective measures in orders issued by the MECP $2,220,465 (C$3,039,235) (December 31, 2023-$2,153,214; C$2,847,790).

CONSOLIDATED RESULTS OF OPERATIONS - FOR THE THREE-MONTH PERIOD ENDED JUNE 30, 2024 COMPARED TO THE THREE-MONTH PERIOD ENDED JUNE 30, 2023

	For the three-month periods ended
	June 30, 2024	June 30, 2023

Revenue	$-	$153,487

Cost of Sales
Opening inventory	-	60,959
Depreciation	77,804	105,567
Direct wages and benefits	13,631	34,673
Equipment rental, delivery, fuel and repairs and maintenance	133,548	19,422
Utilities	3,108	43,920
Outside contractors	-	-
	228,091	264,541
Less: closing inventory	-	(64,578)
Total cost of sales	228,091	199,963

Gross loss	(228,091)	(46,476)

Operating expenses
Management compensation-stock-based compensation	54,000	57,600
Management compensation-fees	137,025	117,305
Marketing	-	110,224
Professional fees	260,291	66,105
Interest expense	305,003	139,386
Office and administration	110,399	66,663
Rent and occupancy	61,495	52,549
Insurance	32,561	8,650
Filing fees	10,040	10,833
Amortization of financing costs	55,388	26,571
Directors' compensation	18,270	18,611
Stock-based compensation	-	196,134
Repairs and maintenance	11,738	1,934
Foreign exchange loss (income)	148,821	(239,570)
Total operating expenses	1,205,031	632,995

Net Loss Before Other Expense	(1,433,122)	(679,471)
Other Expense	(945,981)	(2,267,307)
Net Loss	$(2,379,103)	$(2,946,778)

As a result of an order issued by the Ministry of Labour, Immigration, Training and Skills Development, specifically relating to high ammonia levels in one of the Company's composting buildings at its Belleville Facility, the Company ceased accepting waste after January 10, 2024, to address this and other compliance matters issued by the MECP. The Company also received orders from the MECP to address repairs, the clean-up of unusable waste on site, re-habilitating its stormwater management system and other matters. Management anticipates these matters will take the balance of the year and into early 2025 to be completed and be able to reopen. This will require significant investment, and is dependent on the Company securing funding, with a focus on equity financing. We believe that our operating property, vehicle and equipment had been adequately maintained but will require significant investment to carry out repairs and improvements as ordered by the MECP. This will also include replacement of certain equipment at the Belleville Facility.

During the three-month period ended June 30, 2024, the Company did not generate any revenue from its Belleville Facility compared to $153,487 in the three-month period ended June 30, 2023. The decrease in revenue is due to the result of not accepting waste after January 10, 2024.

In the typical operation of the Belleville Facility, the Company processes organic and other waste received and produces the end product, compost. The cost of sales totaled $228,091 for the three-month period ended June 30, 2024 compared to $199,963 for the three-month period ended June 30, 2023. These costs include equipment rental, delivery, fuel, repairs and maintenance, direct wages and benefits, depreciation and utilities. These costs include estimates for completing certain known compliance matters as ordered by the MECP.

Operating expenses increased by $572,036 from $632,995 in the three-month period ended June 30, 2023 to $1,205,031 in the three-month period ended June 30, 2024, explained further below.

Management compensation related to stock-based compensation reduced by $3,600, in the three-month period ended June 30, 2024 compared to the three-month period ended June 30, 2023. The current stock-based compensation reflects the stock-based compensation issued to the CEO as stipulated in his executive consulting contract, effective January 1, 2023. This will be earned throughout the current year, in the amount of $54,000 per quarter. And the management compensation relating to fees increased by $19,720 reflecting the increase in the CEO's compensation for the current year.

Marketing expenses reduced by $110,224, from $110,224 in the three-month period ended June 30, 2023 to $nil for the three-month period ended June 30, 2024, as the Company did not have a marketing campaign during the current period.

Professional fees increased by $194,186, from $66,105 in the three-month period ended June 30, 2023 to $260,291 in the three-month period ended June 30, 2024. The primary reason for the increase is due to additional legal and consulting fees incurred in addressing the orders issued by the MECP and the City of Belleville.

Interest expense increased by $165,617 from $139,386 in the three-month period ended June 30, 2023 to $305,003 in the three-month period ended June 30, 2024. This increase was primarily due to the increase in mortgages in December of 2023, new mortgages on the Hamilton, Ontario, Canada property purchase in November of 2023, a new 4th mortgage on the Belleville Facility and new loans from Haute Inc., in December 2023 and January 2024. These changes along with the new fixed rates on certain mortgages at 12% and 13% annually resulted in an increased interest expense. This was offset by the settlement of the PACE loans in November 2023, resulting in no interest incurred in the current period ending June 30, 204 compared to the interest incurred in the previous period ended June 30, 2023 of $103,218.

Office and administration expenses increased by $43,736, from $66,663 in the three-month period ended June 30, 2023 to $110,399 in the three-month period ended June 30, 2024, primarily from interest and penalties charged on overdue balances.

Rent and occupancy increased by $8,946 from $52,549 in the three-month period ended June 30, 2023 to $61,495 in the three-month period ended June 30, 2024, primarily due to an increase in rent and related expenses for the Company's Toronto, Ontario, Canada office and additional property taxes on the additional land purchased in Hamilton, Ontario, Canada.

Insurance increased by $23,911 from $8,650 in the three-month period ended June 30, 2024 to $32,561 in the three-month period ended June 30, 2024, as the Company continues to accrue for certain coverage which it has not been able to fund currently.

Filing fees decreased nominally by $793, from $10,833 in the three-month period ended June 30, 2023 to $10,040 in the three-month period ended June 30, 2024.

The amortization of financing costs increased by $28,817, from $26,571 in the three-month period ended June 30, 2023 to $55,388 in the three-month period ended June 30, 2024, due to new financing fees incurred on the new or re-financed mortgages in the fourth quarter of 2023, the new loans from Haute Inc., in the fourth quarter of 2023 and January of 2024, along with the new 4th mortgage on the Belleville Facility in the current quarter.

Directors' compensation decreased nominally by $341 from $18,611 in the three-month period ended June 30, 2023 to $18,270 in the three-month period ended June 30, 2024. The decrease is entirely related to the foreign exchange translation applied in the current quarter versus the prior year's quarter.

There was no stock-based compensation in the three-month period ended June 30, 2024, a reduction of $196,134 from the three-month period ended June 30, 2023.

Repairs and maintenance increased by $9,804 from $1,934 in the three-month period ended June 30, 2023 to $11,738 in the three-month period ended June 30, 2024. The increase is primarily related to certain repairs accrued in the Belleville Facility.

The foreign exchange income in the three-month period ended June 30, 2023 in the amount of $239,570 reduced to a loss of $148,821 in the three-month period ended June 30, 2024 a change of $388,391, due primarily to the translation of significant United States dollar denominated transactions and balances during the current period including the convertible promissory notes, compared to the prior period, during a period of a weaking Canadian dollar compared to the United States dollar.

During the current three-month period ended June 30, 2024, the Company recorded a loss on the revaluation of the convertible promissory notes in the amount of $718,436 compared to loss of $2,213,461 in the three-month period ended June 30, 2023. In addition, during the current three-month period ended June 30, 2024, the Company recognized a loss of $227,545 on the loss on settlement of the claim from the general contractor for the construction for the Hamilton Facility. And, in the prior three-month period ended June 30, 2023 the Company incurred a loss of $53,846, on the conversions of a portion of a convertible promissory note. In total, other (expense) income decreased by $1,321,326 in the current three-month period ended June 30, 2024 compared to the prior three-month period ended June 30, 2023.

CONSOLIDATED RESULTS OF OPERATIONS - FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 2024 COMPARED TO THE SIX-MONTH PERIOD ENDED JUNE 30, 2023

	For the six-month periods ended
	June 30, 2024	June 30, 2023

Revenue	$38,575	$318,174

Cost of Sales
Opening inventory	-	58,695
Depreciation	156,737	213,939
Direct wages and benefits	31,733	75,525
Equipment rental, delivery, fuel and repairs and maintenance	306,418	40,846
Utilities	(2,093)	56,857
Outside contractors	4,448	-
	497,243	445,862
Less: closing inventory	-	(64,578)
Total cost of sales	497,243	381,284

Gross loss	(458,668)	(63,110)

Operating expenses
Management compensation-stock-based compensation	108,000	115,200
Management compensation-fees	276,038	233,761
Marketing	501	121,175
Professional fees	420,678	182,793
Interest expense	590,319	359,061
Office and administration	167,521	119,553
Rent and occupancy	121,825	102,742
Insurance	47,210	22,193
Filing fees	21,177	23,290
Amortization of financing costs	112,904	45,395
Directors' compensation	36,805	34,580
Stock-based compensation	-	530,425
Repairs and maintenance	11,738	21,621
Foreign exchange loss (income)	474,038	(247,443)
Total operating expenses	2,388,754	1,664,346

Net Loss Before Other Expense	(2,847,422)	(1,727,456)
Other Expense	(1,057,425)	(2,254,494)
Net Loss	$(3,904,847)	$(3,981,950)

As a result of an order issued by the Ministry of Labour, Immigration, Training and Skills Development, specifically relating to high ammonia levels in one of the Company's composting buildings at its Belleville Facility, the Company ceased accepting waste after January 10, 2024, to address this and other compliance matters issued by the MECP. The Company also received orders from the MECP to address repairs, the clean-up of unusable waste on site, re-habilitating its stormwater management system and other matters. Management anticipates these matters will take the balance of the year and into early 2025 to be completed and be able to reopen. This will require significant investment, and is dependent on the Company securing funding, with a focus on equity financing. We believe that our operating property, vehicle and equipment had been adequately maintained but will require significant investment to carry out repairs and improvements as ordered by the MECP. This will also include replacement of certain equipment at the Belleville Facility.

During the six-month period ended June 30, 2024, the Company generated total revenue of $38,575 from its Belleville Facility compared to $318,174 in the six-month period ended June 30, 2023. The decrease in revenue is primarily due to the result of not accepting waste after January 10, 2024. Revenue in the current period includes $16,468 from the sale of carbon credits compared to $10,300 in the prior period.

In the typical operation of the Belleville Facility, the Company processes organic and other waste received and produces the end product, compost. The cost of sales totaled $497,243 for the six-month period ended June 30, 2024 compared to $381,284 for the six-month period ended June 30, 2023. These costs include equipment rental, delivery, fuel, repairs and maintenance, direct wages and benefits, depreciation, utilities and outside contractors. These costs include estimates for completing certain known compliance matters as ordered by the MECP.

Operating expenses increased by $724,408 from $1,664,346 in the six-month period ended June 30, 2023 to $2,388,754 in the six-month period ended June 30, 2024, explained further below.

Management compensation related to stock-based compensation reduced by $7,200, in the six-month period ended June 30, 2024 compared to the six-month period ended June 30, 2023. The current stock-based compensation reflects the stock-based compensation issued to the CEO as stipulated in his executive consulting contract, effective January 1, 2023. This will be earned throughout the current year, in the amount of $54,000 per quarter. And the management compensation relating to fees increased by $42,277 reflecting the increase in the CEO's compensation for the current year.

Marketing expenses reduced by $120,674, from $121,175 in the six-month period ended June 30, 2023 to $501 for the six-month period ended June 30, 2024, as the Company did not have a marketing campaign during the current period.

Professional fees increased by $237,885, from $182,793 in the six-month period ended June 30, 2023 to $420,678 in the six-month period ended June 30, 2024. The primary reason for the increase is due to additional legal and consulting fees incurred in addressing the orders issued by the MECP and the City of Belleville.

Interest expense increased by $231,258 from $359,061 in the six-month period ended June 30, 2023 to $590,319 in the six-month period ended June 30, 2024. This increase was primarily due to the increase in mortgages in December of 2023, new mortgages on the Hamilton, Ontario, Canada property purchase in November of 2023, a new 4th mortgage on the Belleville Facility and new loans from Haute Inc., in December 2023 and January 2024. These changes along with the new fixed rates on certain mortgages at 12% and 13% annually resulted in an increased interest expense. This was offset by the settlement of the PACE loans in November 2023, resulting in no interest incurred in the current period ending June 30, 204 compared to the interest incurred in the previous period ended June 30, 2023 of $103,218.

Office and administration expenses increased by $47,968, from $119,553 in the six-month period ended June 30, 2023 to $167,521 in the six-month period ended June 30, 2024, primarily from interest and penalties charged on overdue balances.

Rent and occupancy increased by $19,083 from $102,742 in the six-month period ended June 30, 2023 to $121,825 in the six-month period ended June 30, 2024, primarily due to an increase in rent and related expenses for the Company's Toronto, Ontario, Canada office and additional property taxes on the additional land purchased in Hamilton, Ontario, Canada.

Insurance increased by $25,017 from $22,193 in the six-month period ended June 30, 2024, to $47,210 in the six-month period ended June 30, 2024, as the Company continues to accrue for certain coverage which it has not been able to fund currently.

Filing fees decreased nominally by $2,113 from $23,290 in the six-month period ended June 30, 2023 to $21,177 in the six-month period ended June 30, 2024.

The amortization of financing costs increased by $67,509, from $45,395 in the six-month period ended June 30, 2023 to $112,904 in the six-month period ended June 30, 2024, due to new financing fees incurred on the new or re-financed mortgages in the fourth quarter of 2023, the new loans from Haute Inc., in the fourth quarter of 2023 and January of 2024, along with the new 4th mortgage on the Belleville Facility in the current quarter.

Directors' compensation increased nominally by $2,225 from $34,580 in the six-month period ended June 30, 2023 to $36,805 in the six-month period ended June 30, 2024. This was the result of the timing of the new independent director who had not joined the board until mid-way through the first quarter of 2023.

There was no stock-based compensation in the six-month period ended June 30, 2024, a reduction of $530,425 from the six-month period ended June 30, 2023.

Repairs and maintenance decreased by $9,883 from $21,621 in the six-month period ended June 30, 2023 to $11,738 in the six-month period ended June 30, 2024. The decrease is primarily related to a reduction in repairs accrued in the Belleville Facility.

The foreign exchange income in the six-month period ended June 30, 2023 in the amount of $247,443 reduced to a loss of $474,038 in the six-month period ended June 30, 2024, a change of $721,481, due primarily to the translation of significant United States dollar denominated transactions and balances during the current period including the convertible promissory notes, compared to the prior period, during a period of a weaking Canadian dollar compared to the United States dollar.

During the current six-month period ended June 30, 2024, the Company recorded a loss on the revaluation of the convertible promissory notes in the amount of $852,122 compared to loss of $2,180,135 in the six-month period ended June 30, 2023. In addition, during the current six-month period ended June 30, 2024, the Company recognized a loss of $227,545 on the loss on settlement of the claim from the general contractor for the construction for the Hamilton Facility. And, in the prior six-month period ended June 30, 2023 the Company incurred a loss of $74,359, on the conversions of a portion of a convertible promissory note. In total, other (expense) income decreased by $1,197,069 in the current six-month period ended June 30, 2024 compared to the prior six-month period ended June 30, 2023.

As at June 30, 2024, the Company had a working capital deficit of $32,986,136 (December 31, 2023-$30,390,423), incurred a net loss of $3,904,847 (June 30, 2023-$3,981,950) for the six months ended June 30, 2024 and had an accumulated deficit of $42,475,378 (December 31, 2023-$38,570,531) and expects to incur further losses in the development of its business.

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

Stock-based compensation

The Company records compensation costs related to stock-based awards in accordance with ASC 718, Compensation-Stock Compensation, whereby the Company measures stock-based compensation cost at the grant date based on the estimated fair value of the award. Compensation cost is recognized on a straight-line basis over the requisite service period of the award. Where necessary, the Company utilizes the Black-Scholes option-pricing model to estimate the fair value of stock options granted, which requires the input of highly subjective assumptions including: the expected option life, the risk-free rate, the dividend yield, the volatility of the Company's stock price and an assumption for employee forfeitures. The risk-free rate is based on the U.S. Treasury bill rate at the date of the grant with maturity dates approximately equal to the expected term of the option. The Company has not historically issued any dividends and does not expect to in the near future. Changes in any of these subjective input assumptions can materially affect the fair value estimates and the resulting stock- based compensation recognized. The Company has not issued any stock options and has no stock options outstanding at June 30, 2024.

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

EQUITY

As at June 30, 2024, and as at the date of filing, the Company had 125,332,019 common shares issued and outstanding.

STOCK OPTIONS, WARRANTS AND RESTRICTED STOCK UNITS

The Company has no stock options, warrants or restricted stock units outstanding as at June 30, 2024 and as of the date of this filing.

RELATED PARTY TRANSACTIONS

For the three and six-month periods ended June 30, 2024, the Company incurred $109,620 (C$150,000) and $220,830 (C$300,000) (2023-$89,376; C$120,000 and $178,104; C$240,000) respectively, in management fees expense with Travellers International Inc. ("Travellers"), an Ontario company controlled by a director and the president and chief executive officer (the "CEO"); and $27,405 (C$37,500) and $55,208; C$75,000)(2023-$27,930; C$37,500 and $55,658; C$75,000) respectively, in management fees expense with the Company's chief financial officer (the "CFO"). As at June 30, 2024, unpaid remuneration and unpaid expenses in the amount of $242,252 (C$331,580) (December 31, 2023-$171,733; C$227,130) is included in accounts payable and $190,167 (C$260,289) (December 31, 2023-$138,963; C$183,789) is included in accrued liabilities in the interim condensed consolidated balance sheets.

For the three and six-month periods ended June 30, 2024, the Company incurred $28,434 (C$38,931) and $59,700 (C$81,103) (2023-$26,504; C$35,594 and $50,838; C$68,505) respectively, in rent expense paid under a lease agreement with Haute Inc. ("Haute"), an Ontario company controlled by the CEO. The lease agreement had expired and the Company is currently on a month-to-month arrangement.

In addition, on January 11, 2024, Travellers converted $101,130 (C$135,600) of outstanding accounts payable (2023-$278,845; C$372,483 of outstanding loans) into 809,044 (2023-1,167,371) common shares of the Company at the closing trading price immediately prior to each conversion. There was no gain or loss on these conversions.

For the independent directors, the Company recorded directors' compensation during the three and six-month periods ended June 30, 2024 of $18,270 (C$25,000) and $36,805 (C$50,000) (2023-$18,611; C$25,000 and $34,580; C$46,597) respectively. In addition, in the prior year, on February 18, 2023, a new independent director was appointed and he was awarded 100,000 common shares of the Company on March 1, 2023 valued at $21,000 based on the closing trading price on the appointed date and included under stock-based compensation in the interim condensed consolidated statements of operations and comprehensive loss. As at June 30, 2024, outstanding directors' compensation of $227,065 (C$310,793) (December 31, 2023-$197,186; C$260,793) is included in accrued liabilities, in the interim condensed consolidated balance sheets.

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

Furthermore, for the three and six-month periods ended June 30, 2024, the Company recognized management stock-based compensation expense of $54,000 and $108,000 (2023-$57,600 and $115,200) respectively, on the common stock issued to the CEO and the CFO, 3,000,000 and 100,000 common stock, respectively, as stipulated in their executive consulting agreements, effective January 1, 2023 valued at the trading price on the Effective Date. The total stock-based compensation on the issuance of the common stock totaled $nil (2023-$446,400). The portion to be expensed for the balance of the consulting agreements, $108,000 (2023-$331,200) is included in prepaid expenses and deposits in the interim condensed consolidated balance sheets.

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

Changes in Internal Control over Financial Reporting

During the six-month period ended June 30, 2024, there were no changes made by management to its internal controls over financial reporting.

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

The Company has a claim against it for unpaid legal fees in the amount of $47,665 (C$65,241). The amount is included in accounts payable on the Company's consolidated balance sheet.

On October 4, 2023, an action was launched by one of the October 2021 Investors, who claimed he was owed $1,300,000 plus accrued interest. The principal balance in the accounts and noted under convertible promissory notes, note 11(a) is $1,800,485 (December 31, 2023-$1,645,337), which is after conversions of $318,100 during 2022 and 2023 and includes accrued interest of $500,485 (December 31, 2023-$345,337). The Company has disclosed the fair value of this convertible promissory note as $2,683,862 (December 31, 2023-$2,404,558). The Company intends to repay the balance owed when it is financially able to do so.

On November 27, 2023 and March 6, 2024, the Company experienced an outflow of leachate impacted water from its stormwater pond into the City of Belleville's roadside ditch. The Company is working with its environmental consultants and its Canadian legal counsel to assess the damage caused, remediate this occurrence and report regularly to the MECP.

The Company has a claim against it for unpaid hydro bills in the amount of $365,521 (C$500,302). The amount is included in accounts payable on the Company's in the interim condensed consolidated balance sheets.

In addition, on November 17, 2023, the Company received an amended claim filed against it from 2023 by Tradigital in the sum of $219,834 in owed fees plus the difference in stock price, 300,000 common shares of the Company, plus attorney fees and expenses. The case went to arbitration on March 11, 2024 and the Company defended its position. On April 4, 2024, the International Centre for Dispute Resolution indicated that no additional evidence is to be submitted and the hearings were declared closed as of April 29, 2024.The tribunal would endeavor to render the final decision within the timeframe provided for in the rules. Management agrees that outstanding fees, which are included in accounts payable in the interim condensed consolidated balance sheets, are only in the amount of $30,000, which was agreed to by the parties in earlier communications and through various e-mail correspondence. In addition, the management has no issue with the outstanding common shares to be provided to the claimant totaling 300,000. Management believes that the additional claim amount of $189,834 is without merit. Of the total of 300,000 common shares, 50,000 have been issued and the remaining 250,000 were previously disclosed as shares to be issued in the consolidated statements of stockholders' deficiency. On April 26, 2024, the arbitrator for this claim awarded Tradigital the sum of $118,170 which had been accrued by the Company as at December 31, 2023 and as at June 30, 2024 and the remaining 250,000 common shares were not required to be issued by the Company.

On April 1, 2024, the Company received notice of a complaint filed against it by one of the March 2022 Investors seeking damages of no less than $4,545,393. The Company had thirty calendar days to respond and on April 30, 2024, the Company was able to extend the time to respond with opposing counsel, a further fifteen days. The Company has been unable to retain counsel to represent it in this matter. The full amount of the complaint has been included in the accounts. On May 21, 2024, the counsel for the plaintiff requested an entry for a default judgement against the Company. On September 11, 2024, this March 2022 Investors filed a default judgement in the amount of $2,848,744. In addition, pre-judgement interest was granted in the amount of $87,414 at the rate of 10% per annum on the principal balance from May 22, 2024 through September 11, 2024. On the filing of this default judgement, the March 2022 Investor removed two causes of action previously filed in their complaint which the Company received notice of on April 1, 2024 and accrued for accordingly. These two causes of action totaled $2,250,000 and will be adjusted during the next interim filing.

On May 16, 2024, the Company was informed by its Canadian legal counsel that the City issued an order against the Belleville Facility, its numbered company, 1684567 and its officers for the repayment of the cost of pumping out contaminated water from the City's roadside ditch, along with legal and other associated costs. On May 31, 2024, the companies and the officers filed notices of appeal to the Ontario Land Tribunal. The Company and its Canadian legal counsel are in discussions with the legal representatives from the City, to come to a resolution before any action by the Ontario Land Tribunal. On August 30, 2024, minutes of settlement were finalized between the City and the Company to settle for an amount of $94,978 (C$130,000) ten days following the sale of the Hamilton Facility. There are certain events of default, including not meeting the timeline set above and if the sale of the Hamilton Facility does not occur before January 31, 2025, would result in the actual cost incurred by the City to be paid by the Company. The actual costs noted in the minutes of settlement totaled $140,633 (C$192,490). In addition, in connection with the minutes of settlement, the Company and its officers subsequently withdrew their appeals with the Ontario Land Tribunal on September 4, 2024, and the Ontario Land Tribunal closed their case.

On June 10, 2024, the Company received a statement of claim from the general contractor, Gillam Construction Group Ltd. ("Gillam"), for the construction of the Hamilton Facility. Gillam also named the Company's two officers as defendants. The Company and its Canadian legal counsel were able to resolve the matter with the Plaintiff with a final settlement of $2,118,740 (C$2,900,000) if paid on or before November 30, 2024. The settlement reached was over and above the original amount included in the accounts of the Company as at June 30, 2024 and prior periods as construction had ceased in June of 2022. The Company has provided for this excess in the amount of $225,845 (C$309,122) as a loss on settlement.

On July 29, 2024, the Company reached a settlement of a claim by Gillam for outstanding amounts owing on the construction of the Hamilton Facility. The Company provided Gillam with a 2nd mortgage secured by the property at 520 Nash Road North in Hamilton, Ontario, Canada in the amount of $2,191,800 (C$3,000,000), due February 1, 2025. If the mortgage is paid by November 30, 2024, the final payment will be reduced to $2,118,740 (C$2,900,000). If the payment is not made by November 30, 2024, interest will accrue commencing on December 1, 2024 based on the Bank of Nova Scotia prime rate plus 4% annually, calculated daily. In addition, together with the registration of this 2nd mortgage, Gillam will cause the motion for judgement in respect of the constructions liens scheduled for a hearing on July 30, 2024 to be adjourned until after the expiry date. On payment of the 2nd mortgage, Gillam will have the construction liens on the property noted above, to be discharged.

On September 5, 2024, one of the Company’s subsidiaries was served with a construction lien on the property at the Belleville Facility in the amount of $166,507 (C$227,904) representing outstanding accounts payable for environmental services provided by the contractor.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the six-month period ended June 30, 2024, the Company issued the following shares for non-cash proceeds:

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

Item 3. Defaults upon Senior Securities.

Refer to Financings (a) Securities Purchase Agreements page 29.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Not Applicable.

Item 6. Exhibits.

The following exhibits are filed as part of this quarterly report on Form 10-Q:

Exhibit No.	Description

10.1	Loan agreement between Gillam Construction Group Ltd. and SusGlobal Energy Canada I Ltd. dated July 29, 2024.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of Sarbanes-Oxley Act of 2002).
101.INS*	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Filed herewith
**	Management contract or compensatory plan or arrangement
+	In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUSGLOBAL ENERGY CORP.

September 27, 2024	By:	/s/ Marc Hazout
Marc Hazout
Executive Chairman, President and Chief Executive Officer

September 27, 2024	By:	/s/ Ike Makrimichalos
Ike Makrimichalos
Chief Financial Officer (Principal Financial and Accounting Officer)

