Form 10-Q
period 2024-09-30
SusGlobal Energy Corp.
filed 2024-11-14
CIK 1652539

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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
Yes [  ]    No [X]

The number of shares of the registrant's common stock outstanding as of November 14, 2024 was 131,332,019.

2

SusGlobal Energy Corp.

INDEX TO FORM 10-Q

For the Three and Nine-Month Periods Ended September 30, 2024 and 2023

SUSGLOBAL ENERGY CORP.

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024 and 2023

(Expressed in United States Dollars)

(unaudited)

4

SusGlobal Energy Corp.

Interim Condensed Consolidated Balance Sheets

As at September 30, 2024 and December 31, 2023

(Expressed in United States Dollars)

(unaudited)

	September 30, 2024	December 31, 2023
ASSETS
Current Assets
Cash	$53,518	$1,263
Trade receivables	-	55,579
Government remittances receivable	32,263	41,330
Prepaid expenses and deposits (note 6)	77,128	335,368
Total Current Assets	162,909	433,540

Long-lived Assets, net (note 7)	3,350,369	11,322,363
Long-lived Assets-held for sale (note 7)	7,513,511	-
Long-Term Assets	10,863,880	11,322,363
Total Assets	$11,026,789	$11,755,903
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
Accounts payable (note 8)	$5,055,203	$3,960,270
Government remittances payable	499,920	473,691
Accrued liabilities (notes 8, 9, 10 and 13)	5,606,723	5,942,684
Current portion of long-term debt (note 9)	9,519,023	9,371,941
Current portion of obligations under capital lease (note 10)-in default	59,818	66,037
Convertible promissory notes (note 11)-in default	11,643,185	10,519,824
Loans payable to related parties (note 13)	781,110	489,516
Total Current Liabilities	33,164,982	30,823,963

Stockholders' Deficiency
Preferred stock, $.0001 par value, 10,000,000 authorized, none issued and outstanding Common stock, $.0001 par value, 150,000,000 authorized, 131,332,019 (2023- 125,272,975) shares issued and outstanding (note 14)	13,137	12,531
Additional paid-in capital	19,760,130	19,539,606
Accumulated deficit	(42,218,458)	(38,570,531)
Accumulated other comprehensive income (loss)	306,998	(49,666)

Stockholders' deficiency	(22,138,193)	(19,068,060)

Total Liabilities and Stockholders' Deficiency	$11,026,789	$11,755,903

Going concern (note 2)
Commitments (note 15)
Subsequent events (note 19)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SusGlobal Energy Corp.
Interim Condensed Consolidated Statements of Operations and Comprehensive Loss

For the three and nine-month periods ended September 30, 2024 and 2023

(Expressed in United States Dollars)

(unaudited)

	For the three-month periods ended		For the nine-month periods ended
	September 30, 2024	September 30,2023	September 30, 2024	September 30, 2023

Revenue	$-	$186,901	$38,575	$505,075

Cost of Sales
Opening inventory	-	64,578	-	58,695
Depreciation (note 7)	69,957	87,528	226,694	301,467
Direct wages and benefits	26,894	36,459	58,627	111,984
Equipment rental, delivery, fuel and repairs and maintenance	173,397	14,723	479,815	55,569
Utilities	1,448	32,721	(645)	89,578
Outside contractors	-	-	4,448	-
	271,696	236,009	768,939	617,293
Less: closing inventory	-	(42,889)	-	(42,889)
Total cost of sales	271,696	193,120	768,939	574,404

Gross loss	(271,696)	(6,219)	(730,364)	(69,329)
Operating expenses
Management compensation-stock-based
compensation (notes 8 and 14)	54,000	57,600	162,000	172,800
Management compensation-fees (note 8)	137,456	117,401	413,494	351,162
Marketing	-	923	501	122,098
Professional fees	164,923	103,930	585,601	286,723
Interest expense (notes 8, 9, 10 and 13)	291,986	140,161	882,305	499,222
Office and administration (note 7)	57,328	56,567	224,849	176,120
Rent and occupancy (note 8)	55,743	58,385	177,568	161,127
Insurance	(2,021)	10,974	45,189	33,167
Filing fees	6,136	8,562	27,313	31,852
Amortization of financing costs	42,663	26,901	155,567	72,296
Directors' compensation (note 8)	18,328	18,631	55,133	53,211
Stock-based compensation (note 14)	-	254,724	-	785,149
Repairs and maintenance	7,335	1,015	19,073	22,636
Foreign exchange (income) loss	(192,999)	214,406	281,039	(33,037)
Total operating expenses	640,878	1,070,180	3,029,632	2,734,526
Net loss from operating activities	(912,574)	(1,076,399)	(3,759,996)	(2,803,855)
Other income (expense) (note 16)	1,169,494	(116,710)	112,069	(2,371,204)
Net income (loss)	256,920	(1,193,109)	(3,647,927)	(5,175,059)
Other comprehensive loss
Foreign exchange (loss) income	(313,316)	327,961	356,664	(6,718)

Comprehensive loss	$(56,396)	$(865,148)	$(3,291,263)	$(5,181,777)
Net income (loss) per share-basic and diluted	$0.00	$(0.01)	$(0.03)	$(0.04)
Weighted average number of common shares outstanding- basic and diluted	125,332,019	122,972,355	125,513,004	120,391,943

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SusGlobal Energy Corp.

Interim Condensed Consolidated Statements of Changes in Stockholders' Deficiency

For the three and nine-month periods ended September 30, 2024 and 2023

(Expressed in United States Dollars)

(unaudited)

	Number of Shares	Common Shares	Additional Paid- in Capital	Shares to be Issued	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)		Stockholders' Deficiency
Balance-December 31, 2023	125,272,975	$12,531	$19,539,606	$-	$(38,570,531)	$(49,666)		$(19,068,060)
Shares issued on conversion of related party accounts payable	809,044	81	101,049	-	-	-		101,130
Cancellation of shares for professional services	(750,000)	(75)	75	-	-	-		-
Other comprehensive loss	-	-	-	-	-	462,182		462,182
Net loss	-	-	-	-	(1,525,744)	-		(1,525,744)
Balance-March 31, 2024	125,332,019	$12,537	$19,640,730	$-	$(40,096,275)	$412,516		$(20,030,492)
Other comprehensive income	-	-	-	-	-	207,798		207,798
Net income	-	-	-	-	(2,379,103)	-		(2,379,103)
Balance-June 30, 2024	125,332,019	$12,537	$19,640,730	$-	$(42,475,378)	$620,314		$(22,201,797)
Shares issued on private placement	6,000,000	600	119,400	-	-		-	120,000
Other comprehensive loss	-	-	-	-	-	(313,316)		(313,316)
Net income	-	-	-	-	256,920		-	256,920
Balance-September 30, 2024	131,332,019	13,137	19,760,130	-	(42,218,458)	306,998		(22,138,193)
Balance-December 31, 2022	113,438,832	$11,348	$17,152,018	$213,600	$(30,345,197)	$377,853		$(12,590,378)
Shares issued for proceeds previously received	500,000	50	153,450	(153,500)	-	-		-
Shares issued to officers	3,100,000	310	446,090	-	-	-		446,400
Shares issued to employee	20,000	2	2,878	-	-	-		2,880
Shares issued to director	100,000	10	20,990	-	-	-		21,000
Shares issued on conversion of debt to equity	1,049,413	105	220,049	-	-	-		220,154
Shares issued for professional services	410,000	41	63,439	-	-	-		63,480
Other comprehensive loss	-	-	-	-	-	(6,634)		(6,634)
Net loss	-	-	-	-	(1,035,172)	-		(1,035,172)
Balance-March 31, 2023	118,618,245	$11,866	$18,058,914	$60,100	$(31,380,369)	$371,219		$(12,878,270)
Shares issued on conversion of debt	601,296	60	153,786	-	-	-		153,846
Shares issued on conversion of related party debt	1,167,371	117	278,728	-	-	-		278,845

 SusGlobal Energy Corp.
Interim Condensed Consolidated Statements of Changes in Stockholders' Deficiency
For the three and nine-month periods ended September 30, 2024 and 2023
(Expressed in United States Dollars)
(unaudited)

	Number of Shares		Common Shares		Additional Paid- in Capital		Shares to be Issued		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)		Stockholders' Deficiency

Shares issued on private placement	310,888		31		101,008		-		-	-		101,039
Shares issued for professional services	630,000		63		139,102		-		-	-		139,165
Shares yet to be issued on private placement received	-		-		-		128,248		-			128,248
Other comprehensive loss	-		-		-		-		-	(328,045)		(328,045)
Net Loss	-		-		-		-		(2,946,778)	-		(2,946,778)
Balance-June 30, 2023	121,327,800		$12,137		$18,731,538		$188,348		$(34,327,147)	$43,174		$(15,351,950)
Shares issued for proceeds previously received	531,250		53		128,248		(128,248)		-	-		-
Shares issued on conversion of related party debt and accounts payable	1,254,792		125		233,433		-		-	-		233,558
Shares issued on private placement	694,444		69		151,615		-		-	-		151,684
Shares issued for professional services	750,000		75		194,175		-		-	-		194,250
Shares issued for other services	225,000		23		34,101		-		-	-		34,124
Other comprehensive loss		-		-		-		-	-	327,961		327,961
Net loss		-		-		-		-	(1,193,109)		-	(1,193,109)
Balance-September 30, 2023	124,783,286		12,482		19,473,057		60,100		(35,520,256)	371,135		(15,603,482)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SusGlobal Energy Corp.

Interim Condensed Consolidated Statements of Cash Flows

For the nine-month periods ended September 30, 2024 and 2023

(Expressed in United States Dollars)

(unaudited)

	For the nine-month period ended September 30, 2024	For the nine-month period ended September 30, 2023
Cash flows from operating activities
Net loss	$(3,647,927)	$(5,175,059)
Adjustments for:
Depreciation	227,604	302,388
Amortization of financing fees	155,567	72,296
Stock-based compensation	162,000	957,949
Loss on conversion of convertible promissory notes	-	74,359
Loss on revaluation of convertible promissory notes	1,004,361	2,296,845
Provision for loss	(1,321,733)	-
Loss on settlement of claim	227,545	-
Gain on forgiveness of long-term debt	(22,242)	-
Changes in non-cash working capital:		-
Trade receivables	54,036	(42,473)
Government remittances receivable	8,168	1,925
Inventory	-	15,986
Prepaid expenses and deposits	(3,676)	(235,374)
Accounts payable	1,265,486	626,652
Government remittances payable	35,539	81,646
Accrued liabilities	880,448	200,225
Net cash used in operating activities	(974,824)	(822,635)
Cash flows from financing activities
Advances of long-term debt	208,946	1,114,800
Repayment of long-term debt	(57,802)	(27,884)
Financing fee on long-term debt	(6,616)	(44,592)
Repayments of obligations under capital lease	(4,845)	(38,207)
Advances on convertible promissory notes	110,500	-
Financing fee on loans payable to related parties	(19,848)	-
Advances of loans payable to related parties	276,253	389,520
Repayment of loans payable to related parties	(10,205)	(92,725)
Proceeds on private placement	120,000	380,971
Net cash provided by financing activities	616,383	1,681,883
Effect of exchange rate on cash	410,696	28,783
Increase in cash	52,255	888,031
Cash and cash equivalents-beginning of period	1,263	42,900
Cash and cash equivalents and restricted cash-end of period	$53,518	$930,931
Supplemental Cash Flow Disclosure:
Interest paid	$104,260	$322,785
Supplemental Non-Cash Disclosure:
Common stock issued at fair value for conversion of debt	$-	$374,000
Common stock issued at fair value for conversion of related party debt	$101,130	$512,403
Cancellation of common stock	$75	$-
Shares issued for prepaid services	$-	$56,650

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SusGlobal Energy Corp.

Notes to the Interim Condensed Consolidated Financial Statements

September 30, 2024 and 2023

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

On December 11, 2018, the Company began trading on the OTCQB® Venture Market, under the ticker symbol SNRG.

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

The Company incurred a net loss of $3,647,927 (2023-$5,175,059) for the nine months ended September 30, 2024 and as at that date had a working capital deficit of $33,002,073 (December 31, 2023-$30,390,423) and an accumulated deficit of $42,218,458 (December 31, 2023-$38,570,531) and expects to incur further losses in the development of its business.

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
September 30, 2024 and 2023
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

There was no new accounting pronouncements issued and not yet adopted that were expected to have a material impact on the Company's interim condensed consolidated financial position or results of operations in the current or future periods.

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

The Company is not exposed to significant interest rate risk on its long-term debt as at September 30, 2024 and December 31, 2023.

Credit risk is the risk of loss associated with a counterparty's inability to perform its payment obligations. As at September 30, 2024, the Company's credit risk is primarily attributable to cash and trade receivables. As at September 30, 2024, the Company's cash was held with a reputable Canadian chartered bank and a United States of America bank.

With regards to credit risk with customers, the customers' credit evaluation is reviewed by management and account monitoring procedures are used to minimize the risk of loss. The Company believes that no additional credit risk beyond the amounts provided for by the allowance for doubtful accounts is inherent in accounts receivable. As at September 30, 2024 and December 31, 2023, there was no allowance for doubtful accounts.

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
September 30, 2024 and 2023
(Expressed in United States Dollars)

(unaudited)

5. Financial Instruments, (continued)

As at September 30, 2024, the Company is not exposed to concentration risk as it had no customers (December 31, 2023-three customers) representing greater than 5% of total trade receivables and no customer (December 31, 2023-three customers) represented nil% (December 31, 2023-97%) of trade receivables. The Company had certain customers whose revenue individually represented 10% or more of the Company's total revenue . These customers accounted for 91% (43%, 27% and 21%) (September 30, 2023-93%; 37%, 31%, 13% and 12%) of total revenue.

Liquidity Risk

Liquidity risk is the risk that the Company will be unable to meet its obligations as they fall due. The Company takes steps to ensure it has sufficient working capital and available sources of financing to meet future cash requirements for capital programs and operations. Management is considering all its options to repay its creditors. Refer also to going concern, note 2.

The Company actively monitors its liquidity to ensure that its cash flows and working capital are adequate to support its financial obligations and the Company's capital programs. To continue operations, the Company will need to raise capital and complete the refinancing of its real property and organic waste processing and composting facility located at 704 Phillipston Road, Roslin, Ontario, Canada (the "Belleville Facility"). There is no assurance of funding being available or available on acceptable terms. Realization values may be substantially different from carrying values as shown. Refer also to going concern, note 2.

Currency Risk

Although the Company's functional currency is the C$, the Company realizes a portion of its expenses in United States Dollars ("$"). Consequently, certain assets and liabilities are exposed to foreign currency fluctuations. As at September 30, 2024, $2,002,358 (December 31, 2023-$3,168,407) of the Company's net monetary liabilities were denominated in $. The Company has not entered into any hedging transactions to reduce the exposure to currency risk.

6. Prepaid Expenses and Deposits

Included in prepaid expenses and deposits are costs, primarily for professional services to be expensed as stock-based compensation after September 30, 2024, in the amount of $54,000 (December 31, 2023-$216,000). The professional services disclosed under stock-based compensation related to general corporate consulting, marketing, branding and commercialization to market, and general investor relations services. The common shares issued for professional services are also noted under capital stock, note 14. The balance consists of costs and deposits for services expiring or relating to periods after September 30, 2024, including insurance, rent and professional services retainers.

7. Long-lived Assets, net

		September 30, 2024		December 31, 2023
	Cost	Accumulated depreciation	Net book value	Net book value

Land	$1,561,606	$-	$1,561,606	$5,628,345
Property under construction	-	-	-	3,634,204
Composting buildings	2,246,194	941,188	1,305,006	1,435,124
Gore cover system	1,043,063	709,552	333,511	420,245
Driveway and paving	343,361	193,428	149,933	174,058
Signage	6,123	5,810	313	1,256
Automotive equipment	163,094	163,094	-	29,131
	$5,363,441	$2,013,072	$3,350,369	$11,322,363

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
September 30, 2024 and 2023
(Expressed in United States Dollars)

(unaudited)

7. Long-lived Assets, net, (continued)

Depreciation for the three and nine-month periods ended September 30, 2024, is disclosed in cost of sales in the amount of $69,957 (C$95,457) and $226,694 (C$308,385) (2023-$87,528; C$117,344 and $301,467; C$405,633) respectively and in office and administration in the amount of $303 (C$413) and $910 (C$1,240) (2023-$307; C$413 and $921; C$1,240) respectively, in the interim condensed consolidated statements of operations and comprehensive loss.

Long-lived Assets-held for sale

On July 28, 2024, the Company's real estate broker listed the Company's two properties located in Hamilton, Ontario, Canada, (the "Hamilton Facility") for sale. On the recommendation of the real estate broker, there was no selling price noted.

In accordance with ASC 205-20, a disposal of a component or a group of components should be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results when a component of or group of components meets the initial criteria for classification of held for sale to be classified as held for sale. Per the initial criteria for classification of held for sale, a component or a group of components, or a business or nonprofit activity (the entity to be sold), should be classified as held for sale in the period in which all of the following criteria are met:

  Management, having the authority to approve the action, commits to a plan to sell the long-lived assets to be sold.

  The long-lived assets to be sold are available for immediate sale in their present condition subject only to terms that are usual and customary for sales of such long-lived assets to be sold.

  An active program to locate a buyer or buyers and other actions required to complete the plan to sell the long-lived assets to be sold have been initiated.

  The sale of the long-lived assets to be sold is probable (the future event or events are likely to occur), and transfer of the long-lived assets to be sold is expected to qualify for recognition as a completed sale, within one year, unless events or circumstances beyond an entity's control extend the period required to complete the sale as discussed below.

  The long-lived assets to be sold are being actively marketed for sale at a price that is reasonable in relation to its current fair value.

  Actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.

8. Related Party Transactions

For the three and nine-month periods ended September 30, 2024, the Company incurred $109,965 (C$150,000) and $330,795 (C$450,000) (2023-$89,449; C$120,000 and $267,552; C$360,000) respectively, in management fees expense with Travellers International Inc. ("Travellers"), an Ontario company controlled by a director and the president and chief executive officer (the "CEO"); and $27,491 (C$37,500) and $82,699; C$112,000) (2023-$27,952; C$37,500 and $83,610; C$112,500) respectively, in management fees expense with the Company's chief financial officer (the "CFO"). As at September 30, 2024, unpaid remuneration and unpaid expenses in the amount of $369,904 (C$499,330) (December 31, 2023-$171,733; C$227,130) is included in accounts payable and $221,158 (C$298,539) (December 31, 2023-$138,963; C$183,789) is included in accrued liabilities in the interim condensed consolidated balance sheets.

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
September 30, 2024 and 2023
(Expressed in United States Dollars)

(unaudited)

8. Related Party Transactions, (continued)

For the three and nine-month periods ended September 30, 2024, the Company incurred $33,315 (C$44,661) and $92,449 (C$125,764) (2023-$30,014; C$40,046 and $80,452; C$108,251) respectively, in rent expense paid under a lease agreement with Haute Inc. ("Haute"), an Ontario company controlled by the CEO. The lease agreement expired, and the Company is currently on a month-to-month arrangement.

In addition, on January 11, 2024, Travellers converted $101,130 (C$135,600) of outstanding accounts payable into 809,044 common shares of the Company at the closing trading price immediately prior to the conversion. During the three and nine-month periods ended September 30, 2024, Travellers converted $nil (C$nil) and $101,130 (C$135,600) of outstanding accounts payable (2023-$233,558 (C$316,400) and $512,403 (C$688,883 of outstanding loans and outstanding accounts payable) respectively, for nil and 809,044 (2023-1,254,792 and 2,422,163) respectively, into common shares of the Company, based on closing trading prices on the day prior to each conversion. There was no gain or loss on these conversions. Further, on September 30, 2024, 6,000,000 common shares of the Company were issued to Travellers on a private placement at a price per share of $0.02.

For the independent directors, the Company recorded directors' compensation during the three and nine-month periods ended September 30, 2024 of $18,328 (C$25,000) and $55,133 (C$75,000) (2023-$18,631; C$25,000 and $53,211; C$71,597) respectively. In addition, in the prior year, on February 18, 2023, a new independent director was appointed and he was awarded 100,000 common shares of the Company on March 1, 2023 valued at $21,000 based on the closing trading price on the appointed date and included under stock-based compensation in the interim condensed consolidated statements of operations and comprehensive loss. As at September 30, 2024, outstanding directors' compensation of $248,756 (C$335,793) (December 31, 2023-$197,186; C$260,793) is included in accrued liabilities in the interim condensed consolidated balance sheets.

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

Furthermore, for the three and nine-month periods ended September 30, 2024, the Company recognized management stock-based compensation expense of $54,000 and $162,000 (2023-$57,600 and $172,800) respectively, on the common stock issued to the CEO and the CFO, 3,000,000 and 100,000 common stock, respectively, as stipulated in their executive consulting agreements, effective January 1, 2023 valued at the trading price on the Effective Date. The total stock-based compensation on the issuance of the common stock totaled $nil (2023-$446,400). The portion to be expensed for the balance of the consulting agreements, $54,000 (2023-$273,600) is included in prepaid expenses and deposits in the interim condensed consolidated balance sheets.

9. Long-Term Debt

		September 30, 2024	December 31, 2023
(a)i)	Mortgage Payable-due June 1, 2024	$4,160,540	$4,213,705
(a)ii)	Mortgage Payable-due March 1, 2024	1,111,200	1,126,692
(a)iii)	Mortgage Payable-due November 2, 2025	1,481,600	1,512,200
(a)iv)	Mortgage Payable-due November 2, 2024	775,168	773,465
(a)v)	Mortgage Payable-due December 14, 2024	1,639,247	1,616,508
(a)vi)	Mortgage Payable-due October 2, 2024	304,991	-
(b)	Canada Emergency Business Account-Due January 18, 2024	-	75,610
(c)	Corporate Term Loan-Due April 7, 2025	46,277	53,761
		9,519,023	9,371,941
Current portion		(9,519,023)	(9,371,941)
Long-Term portion		$-	$-

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
September 30, 2024 and 2023
(Expressed in United States Dollars)

(unaudited)

9. Long-Term Debt, (continued)

Refer also to going concern, note 2.

(a) i) On December 1, 2023, this 1st mortgage was renewed with a new maturity date of June 1, 2024 and a fixed interest rate of 13% per annum. On renewal, the 1st mortgage was increased by $308,380 (C$416,280), from $3,852,160 (C$5,200,000) to $4,160,540 (C$5,616,280), to account for increased interest based on the previous variable rate, three months of prepaid interest and a financing fee. The 1st mortgage is secured by the shares held of 1684567, a 1st mortgage on the Belleville Facility and a general assignment of rents. Financing fees on the 1st mortgage totaled $337,374 (C$455,419). As at September 30, 2024 $351,879 (C$474,999) (December 31, 2023-$44,555; C$58,928) of accrued interest is included in accrued liabilities in the interim condensed consolidated balance sheets. In addition, as at September 30, 2024 there is $nil (C$nil) (December 31, 2023-$32,764; C$43,333) of unamortized financing fees included in long-term debt in the interim condensed consolidated balance sheets.

ii) On March 1, 2023, the Company obtained a 2nd mortgage in the amount of $1,111,200 (C$1,500,000) bearing interest at the annual rate of 12%, repayable monthly, interest only with a maturity date of March 1, 2024, secured as noted under paragraph (a)i) above. The Company incurred financing fees of $44,448 (C$60,000). As at September 30, 2024 $77,602 (C$104,754) (December 31, 2023-$11,187; C$14,795) of accrued interest is included in accrued liabilities in the interim condensed consolidated balance sheets. In addition, as at September 30, 2024, there is $nil (C$nil) (December 31, 2023-$7,457 (C$9,863) of unamortized financing fees included in long-term debt in the interim condensed consolidated balance sheets.

iii) On November 2, 2023, the Company completed the purchase of additional land, consisting of a 2.03-acre site in Hamilton, Ontario, Canada for $2,296,480 (C$3,100,000), prior to an additional disbursement of $43,318 (C$58,475) representing land transfer tax. The Company obtained vendor take-back 1st mortgage in the amount of $1,481,600 (C$2,000,000) bearing interest at 7% annually, payable monthly, interest only and maturing November 2, 2025. An additional mortgage, as noted below under paragraph (a)iv), was arranged to complete the purchase. As at September 30, 2024 $7,934 (C$10,710) in accrued interest is included in accrued liabilities in the interim condensed consolidated balance sheets.

iv) In connection with the purchase of additional land noted above under paragraph (a)iii) above, a 2nd mortgage was obtained in the amount of $777,840 (C$1,050,000) bearing interest at 13% annually, payable monthly interest only maturing November 2, 2024 and secured by a 3rd mortgage on the property in Belleville, Ontario, Canada. The Company incurred financing fees of $29,632 (C$40,000) and as at September 30, 2024, $2,672 (C$3,607) (December 31, 2023-$20,440; C$27,033) of unamortized financing fees is included in long-term debt in the interest condensed consolidated balance sheets.

v) On December 14, 2023, the Company made arrangements to repay the previous 1st mortgage on the first property purchased in Hamilton, Ontario, Canada on August 17, 2021, for a new 1st mortgage bearing interest at 13% annually, payable monthly, interest and maturing December 14, 2024, in the amount of $1,654,427 ($C2,233,298) with new creditors. The original 1st mortgage was a vendor take back mortgage. Financing fees of $74,080 (C$100,000) were incurred and as at September 30, 2024, $15,180 (C$20,492) (December 31, 2023-$72,088; C$95,342) of unamortized financing fees is included in long-term debt in the interim condensed consolidated balance sheets.

vi) On April 2, 2024, the Company received funds in the amount of $145,218 (C$196,028) for a $239,861 ($323,786) 4th mortgage secured by the Belleville Facility bearing interest at 12% annually payable monthly interest only maturing October 2, 2024, cross collateralized by a 3rd mortgage secured by the additional land in Hamilton, Ontario, Canada, net of unpaid interest, a financing fee of $20,002 (C$27,000) and six months of capitalized interest. Further sums totaling $65,349 (C$88,214) were advanced after April 2, 2024, resulting in a balance of $305,210 (C$412,000) at September 30, 2024.  As at September 30, 2024 $219 (C$295) of unamortized financing fees is included in long-term-term debt in the interim condensed consolidated balance sheets.

For the three and nine-month periods ended September 30, 2024, $269,096 (C$367,075) and $814,160 (C$1,107,551) (2023-$138,015; C$185,000 and $388,605; C$522,833) respectively, in interest was incurred on the mortgages payable.

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
September 30, 2024 and 2023
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

(c)  On April 8, 2021, the Company took delivery of a truck and hauling trailer for a total purchase price of $161,745 (C$218,338) plus applicable harmonized sales taxes. The purchase was financed by a bank term loan of $148,160 (C$200,000), over a forty-eight-month term, bearing interest at 4.95% per annum with monthly blended instalments of principal and interest payments of $3,631 (C$4,901) due April 7, 2025. As a result of cross defaults, the balance is included in current liabilities. The last payment made was on February 7, 2024. On August 13, 2024, the lender took possession of the truck and hauling trailer to be auctioned. Final auction details of the sale have not been finalized.

For the three and nine-month periods ended September 30, 2024, $632 (C$862) and $1,718 (C$2,337) (2023-$823; C$1,103 and $2,794; C$3,760) respectively, in interest was incurred.

10. Obligations under Capital Lease

	September 30, 2024	December 31, 2023
	Total	Total
Obligations under Capital Lease	$59,818	$66,037
Less: current portion	(59,818)	(66,037)
Long-term portion	$-	$-

Refer also to going concern, note 2.

The lease agreement for certain equipment for the Belleville Facility at a cost of $288,653 (C$389,650), is payable in monthly blended installments of principal and interest of $5,076 (C$6,852), plus applicable harmonized sales taxes for a period of fifty-nine months plus an initial deposit of $14,409 (C$19,450) plus applicable harmonized sales taxes and an option to purchase the equipment for a final payment of a nominal amount of $74 (C$100) plus applicable harmonized sales taxes on February 27, 2025. The leasing agreement bears interest at the rate of 3.59% annually, compounded monthly, due February 27, 2025.

The lease liability was secured by the equipment under capital lease as previously described under long-lived assets, net (note 7).

For the three and nine-month periods ended September 30, 2024, $459 (C$626) and $1,611 (C$2,192) (2023-$785; C$1,053 and $2,768; C$3,725) respectively, in interest was incurred.

The Company is in arrears with payments to the lessor. The last payment made was on January 27, 2024. As a result, on May 24, 2024, the lessor repossessed the equipment.

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
September 30, 2024 and 2023
(Expressed in United States Dollars)

(unaudited)

11. Convertible Promissory Notes

		September 30, 2024	December 31, 2023
(a)	Convertible promissory notes-October 28 and 29, 2021	$3,293,220	$2,898,595
(b)	Convertible promissory notes-March 3 and 7, 2022	6,655,172	6,065,878
(c)	Convertible promissory note-June 23, 2022	1,541,025	1,555,351
(d)	Convertible promissory note-April 12, 2024, amended May 23, 2024	153,768	-
		$11,643,185	$10,519,824

The convertible promissory notes are accounted for under the fair value option in the consolidated balance sheets. The actual principal outstanding on the balance of the notes at September 30, 2024 is $8,441,530 including accrued interest of $2,099,147 (December 31, 2023-$7,442,600, including accrued interest of $1,232,440).

(a)    On October 28 and 29, 2021, the Company entered into two securities purchase agreement (the "October 2021 SPAs) with two investors (the "October 2021 Investors") pursuant to which the Company issued to the October 2021 Investors two 15% OID unsecured convertible promissory notes (the "October 2021 Investor Notes") in the principal amount of $1,765,118. The October 2021 Investor Notes are convertible, with accrued interest, from time to time on notice of a liquidity event (a "Liquidity Event"). A Liquidity Event is defined as a public offering of the Company's common stock resulting in the listing for trading of the common stock on any one of several exchanges. The October 2021 Investor Notes can be prepaid prior to maturity for an amount of 120% of the prepayment amount.

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
September 30, 2024 and 2023
(Expressed in United States Dollars)

(unaudited)

11. Convertible Promissory Notes, (continued)

As a result of the default on November 15, 2022, the Company was informed that the October 29, 2021 investor will now be accruing interest at the default rate of 24% per annum. As at September 30, 2024, this note has a principal balance of $1,878,911 (December 31, 2023-$1,645,337), including $578,911 (December 31, 2023-$345,337) of accrued interest. In addition, on October 4, 2023, an action was launched by the October 29, 2021 investor, who claimed he was owed $1,300,000 plus accrued interest which is after conversions of $318,100 during 2022 and 2023 and as noted above includes accrued interest of $578,911 as at September 30, 2024 (December 31, 2023-$345,337). The fair value of this convertible promissory note, included in the total in the table above, is $2,723,539 (December 31, 2023-$2,404,558). The Company intends to repay the balance owed when it is financially able to do so.

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

Previously, the conversion price was a 30% discount to the price at which the securities were sold in connection with the Liquidity Event. In consideration for the extension of the maturity date, the Company agreed to issue the investor 500,000 shares of the Company's common stock. The Company used the with-and-without method to allocate the proceeds between the convertible promissory note and the common shares. As a result, all the proceeds were allocated to the convertible promissory note and $nil to the common shares. As a result of the default on July 28, 2023, the Company is now incurring interest at the default rate of 24%. As at September 30, 2024, this note had a principal balance of $413,088 (December 31, 2023-$355,205) including accrued interest of $90,928 (December 31, 2023-$33,045). The fair value of this convertible promissory note, included in the table above, is $530,485 (December 31, 2023-$494,037).

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
September 30, 2024 and 2023
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
September 30, 2024 and 2023
(Expressed in United States Dollars)

(unaudited)

11. Convertible Promissory Notes, (continued)

As noted above, on June 8, 2023, the counsel for the March 2022 Investors provided the Company with a notice of default. This resulted in the principal balance of the March 2022 Investor Notes increasing from $2,640,000 in total to $3,168,000, in total. In addition, interest is accruing at the rate of 24% per annum. As at September 30, 2024, the principal balance of the March 2022 investor notes totaled $4,591,260 (December 31, 2023- $4,022,058), including accrued interest of $1,423,260 (December 31, 2023-$854,058) and the fair value is $6,655,172.

On September 11, 2024, one of the March 2022 Investors filed a default judgement in the amount of $2,848,744. In addition, pre-judgement interest was granted in the amount of $87,414 at the rate of 10% per annum on the principal balance from May 22, 2024 through September 11, 2024. On the filing of this default judgement, the March 2022 Investor removed two causes of action previously filed in their complaint which the Company received notice of on April 1, 2024 and accrued for accordingly. These two causes of action totaled $2,250,000 less any additional interest charges.

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

On June 29, 2023, the June 2022 Investor provided a 45-day extension of the June 2022 Investor Note in exchange for an increase in the principal balance of the June 2022 Investor Note of $100,000, from $1,320,000 to $1,420,000. As at September 30, 2024, the principal balance of the June 2022 Investor Note was $1,420,000) (December 31, 2023-$1,420,000) and the Company has disclosed the fair value as $1,541,025 (December 31, 2023-$1,555,351).

The Company initially reserved 8,000,000 of its authorized and unissued Common Stock (the "June 2022 Reserved Amount"), free from pre-emptive rights, to provide for the issuance of Common Stock upon the full conversion of the June 2022 Investor Note.

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
September 30, 2024 and 2023
(Expressed in United States Dollars)

(unaudited)

11. Convertible Promissory Notes, (continued)

(d)    On April 12, 2024, the Company executed one convertible promissory note (the "April 2024 Investor Note") with the June 2022 in the amount of $120,000 bearing interest at 10% per annum and having an OID of 10%. The April 2024 Investor Note was amended by the June 2022 Investor on May 23, 2024 resulting in a principal increase of $12,223. The maturity date of the April 2024 Investor Note is October 12, 2024. The proceeds from the April 2024 Investor Note were used to repay certain outstanding accounts. If this April 2024 Investor Note is not repaid by the maturity date, it will bear interest at the lesser of 18% and the maximum amount permitted under the law from the due date until paid. The June 2022 Investor may convert this April 2024 Investor Note on an event of default. The conversion price, only upon an event of default, will be 90% (a 10% discount) based on the lowest trading price on the previous twenty trading days ending on the date of conversion. The initial reserved amount shall be 5,000,000 shares of common stock. The Company also incurred professional fees of $8,500 which reduced the net proceeds on this April 2024 Investor Note. As at September 30, 2024, the principal balance of the April 2024 Investor Note totaled $138,271 (December 31, 2023- $nil), including accrued interest of $6,048 (December 31, 2023-$nil). The Company has disclosed the fair value of this convertible promissory note as $153,768 (December 31, 2023-$nil).

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

During the three and nine-month periods ended September 30, 2024, the Company issued nil and nil (2023-nil and 1,650,709) respectively, common shares on the conversions of a convertible promissory note in the amount of $nil and $nil (2023-$nil and $243,100) respectively, having a fair value on conversion of $nil and $nil (2023-$nil and $374,000) at conversion prices ranging from $nil to $nil and $nil to $nil (2023-$nil to $nil and $0.1294 to $0.3400) respectively, per share. This resulted in a loss on conversion during the three and nine-months periods ended September 30, 2024 of $nil and $nil (2023-$nil and $74,359) respectively, disclosed under note 16, other (expense) income.

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

Gains and losses attributable to changes in credit risk were insignificant during the three and nine-month periods ended September 30, 2024 and 2023. The Company recognized a loss of $62,143 (2023-$nil) at the time of issuance of the convertible promissory note and an additional loss of $656,293 and $941,218 (2023- $117,710 and $2,296,845) respectively, attributed to the change in fair value of the convertible promissory notes for the three and nine-month periods ended September 30, 2024 and 2023.

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
September 30, 2024 and 2023
(Expressed in United States Dollars)

(unaudited)

12. Fair Value Measurement

The following table presents information about the Company's financial assets and liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation:

	Fair value as at September 30, 2024 and December 31, 2023 Using:
	Level 3	September 30, 2024	December 31, 2023
Assets:	$-	$-	$-
Liabilities:
Convertible promissory notes	11,643,185	11,643,185	10,519,824
	$11,643,185	$11,643,185	$10,519,824

During each of the three and nine-month periods ended September 30, 2024 and 2023, there were no transfers between Level 1, Level 2, or Level 3. There were no financial assets or other liabilities measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023.

The following table summarizes the change in Level 3 financial instruments during the nine-month period ended September 30, 2024 and year ended December 31, 2023.

	September 30, 2024	December 31, 2023
Fair value at December 31, 2023 and December 31, 2022	$10,519,824	$7,796,433
Fair value at issuance	182,143	-
Amendments	13,191	2,526,260
Conversions/repayments	-	(336,578)
Mark to market	928,027	533,709
Fair value at September 30, 2024 and December 31, 2023	$11,643,185	$10,519,824

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

At the issuance dates of the convertible promissory notes, the probability of default ("PD") was assumed to be 75% (December 31, 2023-75%), except for those which were amended post maturity, which were assumed to be 100%. The probability of default was determined in reference to a 1-year PD rate for a 'CCC+' rating at issuance, and a combination of 'CC' and 'CCC' credit ratings at September 30, 2024 and December 31, 2023. Increasing (decreasing) the probability of default would result in a significantly higher (lower) fair value measurement.

Other significant unobservable inputs include the expected volatility and the credit spread. The expected volatility was based on the historical volatility over a look-back period that was consistent with the balance-remaining term of the instruments. A value of 120.3% to 313% (December 31, 2023- range of 162.4% to 164.8%) was used for the expected volatility. The discount for lack of marketability was determined using a range of option pricing methodologies using the remaining restriction term corresponding to each instrument on the relevant valuation date. The credit spread was determined in reference to credit yields of companies with similar credit risk at the date of valuation. A premium of 10% (December 31, 2023-10%) was added to the credit spread as an instrument specific adjustment to reflect the Company's risk of default. A value of 22.28% (December 31, 2023-22.95%) was used for the credit spread.

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
September 30, 2024 and 2023
(Expressed in United States Dollars)

(unaudited)

13. Loans Payable to Related Parties

	September 30, 2024	December 31, 2023
Directors	$48,500	$47,500
CFO	40,910	-
Shareholders	3,000	-
Haute Inc.	688,700	442,016
Total	$781,110	$489,516

The loans owing to directors were received by the Company on June 6, 2022, March 16, 2023 and June 6, 2024, are unsecured, bearing interest at 5% per annum and due on demand.

During the three and nine-month periods ended September 30, 2024, $610 and $1,886 (2023-$538 and $1,684) respectively, in interest was incurred on the directors' loans. As at September 30, 2024, $5,272(December 31, 2023-$3,386) of accrued interest is included in accrued liabilities in the interim condensed consolidated balance sheets.

The loans from the CFO were provided to the Company for working capital purposes on March 15, 2024 and throughout the period to September 30, 2024, are unsecured and non-interest bearing.

On December 5, 2023, the Company received a loan from Haute Inc., in the amount of $444,480 (C$600,000) bearing interest at 13% per annum, due June 5, 2024. The net proceeds were $249,275 (C$336,495) after deducting outstanding interest on existing mortgages for a wholly owned subsidiary, 1684567, and other disbursements in the amount of $151,245 (C$204,165), a financing fee in the amount of $13,334 (C$18,000) plus the applicable harmonized sales taxes of $1,733 (C$2,340). In addition, six months of interest in the amount of $28,891 (C$39,000) was capitalized.

On January 9, 2024, the Company received a loan from Haute Inc., in the amount of $244,220 (C$329,670) bearing interest at 13% per annum due July 9, 2024. The proceeds received on January 9, 2024 net of capitalized interest of $14,446 (C$19,500) for six months and a financing fee of $6,667 (C$9,000) plus the applicable harmonized sales taxes of $867 (C$1,170) amounted to $222,240 (C$300,000).

During the three and nine-month periods ended September 30, 2024, $21,333 (C$29,098) and $63,074 (C$85,803) (2023-$nil; C$nil and $nil; C$nil) respectively, in interest was incurred on the two loans from Haute Inc.

In addition, on January 11, 2024, Travellers converted $101,130 (C$135,600) of accounts payable into 809,044 common shares of the Company at the closing trading price immediately prior to the conversion. There was no gain or loss on this conversion.

During the three and nine-month periods ended September 30, 2024, Travellers, converted a total of $nil (C$nil) and $101,130 (C$135,600) of outstanding accounts payable (2023-$233,558; C$316,400 and $512,403; C$688,883 of outstanding loans) respectively, owing to Travellers for nil and 809,044 (2023 - 1,254,792 and 2,422,163) respectively, common shares of the Company at the closing trading price immediately prior to each conversion. There was no gain or loss on these conversions.

The loan from the CFO and the shareholders are non-interest bearing and due on demand.

14. Capital Stock

As at September 30, 2024, the Company had 150,000,000 common shares authorized with a par value of $.0001 per share and 131,332,019 (December 31, 2023-125,272,975) common shares issued and outstanding.

On January 11, 2024, Travellers converted $101,130 (C$135,600) of outstanding accounts payable (2023-$579,001; C$779,283 in outstanding loans and outstanding accounts payable) owing to Travellers into 809,044 (2023-2,911,852) common shares of the Company at the closing trading price immediately prior to each conversion. There was no gain or loss on these conversions. In addition, on September 30, 2024, 6,000,000 common shares of the Company were issued to Travellers on a private placement at a price per share of $0.02.

On March 18, 2024, the Company submitted a cancellation order to its transfer agent to cancel 750,000 common shares issued in the prior year to a consultant. There was no gain or loss on this cancellation.

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
September 30, 2024 and 2023
(Expressed in United States Dollars)

(unaudited)

14. Capital Stock, (continued)

For the nine-month period ended September 30, 2024, the Company issued nil (2023-1,650,709) common shares on the conversion of a convertible promissory note having a fair value of $nil (2023-$374,000) at conversion prices ranging from $nil to $nil (2023- $0.1294 to $0.3400) per share. This resulted in a loss on conversion of $nil (2023-$74,359) disclosed under note 16, other income (expense).

For the nine-month period ended September 30, 2024, the Company issued nil (2023-1,790,000) common shares for professional services valued at $nil (2023-$396,895), based on the closing trading prices on the effective dates of the consulting agreements  disclosed as stock-based compensation in the interim condensed consolidated statements of operations and comprehensive loss. Further, the Company issued nil (225,000) common for other services relating to satisfying certain outstanding interest expense on a 1 st. mortgage, valued at $nil (C$nil) (2023-$34,124; C$45,000) based on the closing trading price on issuance) In addition, the Company raised $nil (2023-$380,971) on a private placement for nil (2023-1,536,582) common shares of the Company at an issue price of $nil (2023-$0.0247 to $0.3250) per share from a director of the Company.

On January 3, 2023, the Company issued 3,000,000 common shares to the CEO and 100,000 common shares to the CFO in connection with their executive consulting agreements, valued at $446,400, based on the closing trading price on the effective date of their executive consulting agreements. Included under management stock-based compensation in the interim condensed consolidated statements of operations and comprehensive loss for the three and nine-month periods ended September 30, 2024, is an amount of $54,000 and $162,000 (2023-$57,600 and $172,800) respectively. Also, during the three and nine-month periods ended September 30, 2023, the Company issued nil and 500,000 common shares respectively, on proceeds previously received.

Furthermore, on January 3, 2023, the Company issued 20,000 common shares to an employee valued at $2,880 based on the closing trading price on the date of issuance. Also, 100,000 common shares were issued on March 1, 2023 to a new director appointed on February 18, 2023, valued at $21,000, based on the closing trading price on the date appointed. Both amounts were disclosed as stock-based compensation in the interim condensed consolidated statements of operations and comprehensive loss. In addition, 500,000 common shares were issued for proceeds previously received.

As at September 30, 2024, the Company recorded a balance of $nil (2023-$60,100) for 250,000 shares to be issued relating to a consulting agreement with a service provider for professional services, valued on the effective dates stipulated in the consulting agreement. On December 31, 2023, the Company cancelled the balance of $60,100, relating to the 250,000 shares which were to be issued relating to a consulting agreement with Tradigital Marketing Group ("Tradigital") for professional services, valued on the effective dates stipulated in the consulting agreement. The shares were cancelled based on an arbitrator's decision made on April 26, 2024, to a claim filed against the Company by Tradigital. These professional services are included under stock-based compensation in the interim condensed consolidated statements of operations and comprehensive loss.

15. Commitments

a) Effective January 1, 2023, new executive consulting agreements were finalized for the services of the CEO and the CFO, for two years and one year, respectively. The CEO's monthly fee was $29,632 (C$40,000) for 2023 and is $37,040 (C$50,000) for 2024 and for the CFO was $9,260 (C$12,500) for 2023. The future minimum commitment under these consulting agreements, is as follows:

For the three-month period ending December 31, 2024	$111,120

b) The Company has agreed to lease its office premises from Haute on a month-to-month basis, at the monthly rate of $7,408 (C$10,000). The Company is responsible for all expenses and outlays in connection with its occupancy of the leased premises, including, but not limited to utilities, realty taxes and maintenance.

c) Effective February 3, 2021, upon the successful completion of a Nasdaq listing, the Company has committed a payment of    $300,000 to a consulting firm providing advisory and consulting services.

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
September 30, 2024 and 2023
(Expressed in United States Dollars)

(unaudited)

15. Commitments, (continued)

d) On November 5, 2021, the Company committed to the design and construction of its Hamilton, Ontario, Canada facility (the "Hamilton Facility"), including architectural and general contracting fees in the amount of $6,760,399 (C$9,125,809) plus applicable harmonized sales taxes. Refer also to legal proceedings, note 18 and subsequent event, note 19(b).

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

f) The Company was assigned the land lease on the purchase of certain assets of Astoria Organic Matters Ltd., and Astoria Organic Matters Canada LP on September 15, 2017. The land lease, which comprises 13.88 acres in Roslin, Ontario, Canada, has a term expiring March 31, 2034. The basic monthly rent on the net lease is $2,222 (C$3,000) and is subject to adjustment based on the consumer price index as published by Statistics Canada ("CPI"). To date, no adjustment for CPI has been charged. The Company is also responsible for any property taxes, maintenance, insurance and utilities. In addition, the Company had the right to extend the lease for five further terms of five years each and one further term of five years less one day. Since the Company acquired the business of 1684567, the previous landlord, in 2019, there are no future commitments for this lease. The Company is responsible through a special provision of the site plan agreement with the City of Belleville (the "City"), Ontario, Canada, that it is required to fund road maintenance required by the City through to September 30, 2025 at an annual rate of $7,408 (C$10,000). The future minimum commitment is as follows:

For the three-month period ending December 31, 2024	$7,408
For the year ending December 31, 2025	7,408
$14,816

Up until September 30, 2023, PACE had provided the Company with a letter of credit in favor of the MECP in the amount of $205,076 (C$276,831) and, as security, had registered a charge of lease over the Belleville Facility.

The current letter of credit required by the MEC is $472,361 (C$637,637) and now $108,518 (C$146,487), while the Company re-assesses and re-submits it financial assurance to the MECP with the assistance of its environmental consultant. The Company has not yet satisfied this requirement of the MECP.

The letter of credit is a requirement of the MECP and is in connection with the financial assurance provided by the Company for it to be in compliance with the MECPs environmental objectives. The MECP regularly evaluates the Belleville Facility to ensure compliance is adhered to and the letter of credit is subject to change by the MECP. The Company has engaged an environmental consulting firm to re-evaluate the financial assurance with the MECP which is based on the estimated environmental remediation and clean-up costs for its waste processing and composting facility. As a result of inspections carried out by the MECP during the prior years, some of which have resulted in MECP orders having been issued, the Company has accrued estimated and actual costs for certain corrective measures in orders issued by the MECP and other costs in the amount of $2,220,235 (C$2,997,077) (December 31, 2023-$2,153,214; C$2,847,790).

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
September 30, 2024 and 2023
(Expressed in United States Dollars)

(unaudited)

16. Other Income (Expense)

	September 30, 2024	September 30, 2023
(a) Loss on settlement of claim	$(227,545)	$-
(b) Loss on revaluation of convertible promissory notes	(1,004,361)	(2,296,845)
(c) Gain on forgiveness of CEBE loans	22,242	-
(d) Adjustment to provision for loss	1,321,733	-
(e) Loss on conversion of convertible promissory note	-	(74,359)
	$112,069	$(2,371,204)

(a) The loss is on the settlement of the claim with the general contractor for the property under construction in Hamilton, Ontario, Canada. Refer also to legal proceedings, note 18.

(b) Loss on revaluation of convertible promissory notes. Refer to convertible promissory notes, note 11.

(c) The gain on forgiveness is the result of repaying the required portion of the CEBA loans within the time to allow for a forgiven amount of $22,242 (C$30,000). Refer also to long-term debt, note 9(b).

(d) This adjustment on the provision for loss relates to one of the March 2022 Investor Notes, as described below legal proceedings, note 18.

(e) As described under convertible promissory notes, note 11(a), the loss is on five conversions of the October 29, 2021 investor note during the nine-month period ended September 30, 2023.

17. Economic Dependence

The Company generated 0% and 91% of its revenue from three customers, during the three and nine-month periods ended September 30, 2024 (2023-95% and 93% from four customers) respectively.

18. Legal Proceedings

From time to time, the Company may become involved in litigation relating to claims arising from the ordinary course of business. Management believes that there are currently no claims or actions pending against us, the ultimate disposition of which would have a material adverse effect on our results of operations, financial condition, or cash flows, except as follows:

The Company has a claim against it for unpaid legal fees in the amount of $48,331 (C$65,241). The amount is included in accounts payable on the Company's consolidated balance sheet.

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

On November 27, 2023 and March 6, 2024, the Company experienced an outflow of leachate impacted water from its stormwater pond into the City of Belleville's (the "City") roadside ditch. The Company is collaborating with its environmental consultants and its Canadian legal counsel to assess the damage caused, remediate this occurrence and report regularly to the MECP. As noted below, on August 30, 2024, the Company and the City remediated with a settlement in the amount of $96,304 (C$130,000)

The Company has a claim against it for unpaid hydro bills in the amount of $370,623 (C$500,302). The amount of this original claim and any amounts subsequently to September 30, 2024 are included in accounts payable and in accrued liabilities on the Company's interim condensed consolidated balance sheets.

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
September 30, 2024 and 2023
(Expressed in United States Dollars)

(unaudited)

18. Legal Proceedings, (continued)

In addition, on November 17, 2023, the Company received an amended claim filed against it from 2023 by Tradigital in the sum of $219,834 in owed fees plus the difference in stock price, 300,000 common shares of the Company, plus attorney fees and expenses. The case went to arbitration on March 11, 2024 and the Company defended its position. On April 4, 2024, the International Centre for Dispute Resolution indicated that no additional evidence is to be submitted and the hearings were declared closed as of April 29, 2024. The tribunal endeavored to render the final decision within the timeframe provided for in the rules. Management agrees that outstanding fees, which are included in accounts payable in the interim condensed consolidated balance sheets, are only in the amount of $30,000, which was agreed to by the parties in earlier communications and through various e-mail correspondence.  In addition, management has no issue with the outstanding common shares to be provided to the claimant totaling 300,000. Management believes that the additional claim amount of $189,834 is without merit. Of the total of 300,000 common shares, 50,000 have been issued and the remaining 250,000 were previously disclosed as shares to be issued in the consolidated statements of stockholders' deficiency. On April 26, 2024, the arbitrator for this claim awarded Tradigital the sum of $118,170 which had been accrued by the Company as at December 31, 2023 and subsequently through September 30, 2024 and the remaining 250,000 common shares were not required to be issued by the Company.

On April 1, 2024, the Company received notice of a complaint filed against it by one of the March 2022 Investors, seeking damages of no less than $4,545,393. The Company had thirty calendar days to respond and on April 30, 2024, the Company was able to extend the time to respond with opposing counsel, a further fifteen days. The Company has been unable to retain counsel to represent it in this matter. The full amount of the complaint was included in the accounts at December 31, 2023, March 31, 2024 and June 30, 2024. On May 21, 2024, the counsel for the plaintiff requested an entry for a default judgement against the Company. On September 11, 2024, the default judgement was filed in the amount of $2,848,744. In addition, pre-judgement interest was granted in the amount of $87,414 at the rate of 10% per annum on the principal balance from May 22, 2024 through September 11, 2024. On the filing of this default judgement, the March 2022 Investor removed two causes of action previously filed in their complaint which the Company received notice of on April 1, 2024 and accrued for accordingly. The impact of the removal of the two causes of action totaling $2,250,000, plus the additional pre-judgement and other interest charged resulted in a reduction in the previous accrual for loss in the amount of $1,321,733. This adjustment to provision for loss is disclosed under other income (expense), note 16(d).

On May 16, 2024, the Company was informed by its Canadian legal counsel that the City  issued an order against the Belleville Facility, its numbered company, 1684567 and its officers for the repayment of the cost of pumping out contaminated water from the City's roadside ditch, along with legal and other associated costs. On May 31, 2024, the companies and the officers filed notices of appeal to the Ontario Land Tribunal. The Company and its Canadian legal counsel were in discussions with the legal representatives from the City, to come to a resolution before any action by the Ontario Land Tribunal. On August 30, 2024, minutes of settlement were finalized between the City and the Company to settle for an amount of $96,304 (C$130,000) ten days following the sale of the Hamilton Facility. There are certain events of default, including not meeting the timeline set above and if the sale of the Hamilton Facility does not occur before January 31, 2025, it would result in the actual cost incurred by the City to be paid by the Company. The actual costs noted in the minutes of settlement totaled $142,597 (C$192,490). In addition, in connection with the minutes of settlement, the Company and its officers subsequently withdrew their appeals with the Ontario Land Tribunal on September 4, 2024, and the Ontario Land Tribunal closed their case.

On June 10, 2024, the Company received a statement of claim from the general contractor, Gillam Construction Group Ltd. ("Gillam"), for the construction of the Hamilton Facility. Gillam also named the Company's two officers as defendants. The Company and its Canadian legal counsel were able to resolve the matter with the Plaintiff with a final settlement of $2,148,320 (C$2,900,000) if paid on or before November 30, 2024. The settlement reached was over and above the original amount included in the accounts of the Company. The Company has provided for this excess in the amount of $227,545 (C$309,122) as a loss on settlement. See also other income (expense), note 16(a).

On September 5, 2024, one of the Company's subsidiaries was served with a construction lien on the property at the Belleville Facility in the amount of $168,831 (C$227,904) representing outstanding accounts payable for environmental services provided by the contractor.

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
September 30, 2024 and 2023
(Expressed in United States Dollars)

(unaudited)

19. Subsequent Event

The Company's management has evaluated subsequent events up to the date the interim condensed consolidated financial statements were issued, pursuant to the requirements of ASC 855 and has determined the following to be material subsequent events:

(a)   On October 22, 2024, the Company received revenue of $42,715 (C$57,660) from the sale of 16,000 carbon credits generated from its Belleville Facility.

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

Growth and percentage comparisons made herein generally refer to the three and nine-month periods ended September 30, 2024 compared with the three and nine-month periods ended September 30, 2023 unless otherwise noted. Unless otherwise indicated or unless the context otherwise requires, all references in this document to "we, "us, "our," the "Company," and similar expressions refer to SusGlobal Energy Corp., and depending on the context, its subsidiaries.

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

On December 11, 2018, the Company began trading on the OTCQB® Venture Market, under the ticker symbol SNRG.

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

RECENT BUSINESS DEVELOPMENTS

On October 22, 2024, the Company generated revenue of $42,715 (C$57,660), from the sale of 16,000 carbon credits from its Belleville Facility.

On August 13, 2024, the lender's representative took possession of the Company's truck and hauling trailer due to outstanding monthly payments since February 7, 2024 and removed it from the Belleville Facility to be auctioned.

On July 28, 2024, the Company's real estate broker listed the Company's two properties located in Hamilton, Ontario, Canada, for sale. On the recommendation of the real estate broker, there was no selling price noted.

On July 29, 2024, the Company reached a settlement of a claim with Gillam for outstanding amounts owing on the construction of the Hamilton Facility. The Company provided Gillam with a 2nd mortgage secured by the property at 520 Nash Road North in Hamilton, Ontario, Canada in the amount of $2,222,400 (C$3,000,000), due February 1, 2025. If the mortgage is paid by November 30, 2024, the final payment will be reduced to $2,148,320 (C$2,900,000). If the payment is not made by November 30, 2024, interest will accrue commencing on December 1, 2024 based on the Bank of Nova Scotia prime rate plus 4% annually, calculated daily. In addition, together with the registration of this 2nd mortgage, Gillam will cause the motion for judgement in respect of the constructions liens scheduled for a hearing on July 30, 2024 to be adjourned until after the expiry date. On payment of the 2nd mortgage, Gillam will have the construction liens on the property noted above, discharged.

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

Pursuant to the terms of the CEO's Consulting Agreement, for his services as the CEO, the compensation was at a rate of $29,632 (C$40,000) per month for twelve (12) months, beginning on the Effective Date, and at a rate of $37,040 (C$50,000) per month for twelve (12) months, beginning January 1, 2024. In addition, the Company agreed to grant the CEO 3,000,000 restricted shares of the Company's common stock, par value of $0.0001 per share (the "Common Stock") on the Effective Date. This common stock was issued on January 3, 2023. The Company has also agreed to reimburse the CEO for certain out-of-pocket expenses incurred by the CEO.

The CEO's Consulting Agreement is for a term of twenty-four (24) months. Upon a Constructive Discharge (as defined in the CEO's Consulting Agreement) and subject to certain notification requirements and the Company's opportunity to cure the Constructive Discharge, the CEO will be entitled to compensation of twelve (12) months' fees, as well as any bonus compensation owing.

The Company also entered into an Executive Consulting Agreement (the "CFO Consulting Agreement"), by and between the Company and the CFO of the Company, effective January 1, 2023. Pursuant to the terms of the CFO Consulting Agreement, the CFO is entitled to fees of $9,260 (C$12,500) per month for twelve (12). In addition, the Company has also agreed to grant the CFO 100,000 restricted shares of the Company's common stock, par value of $0.0001 per share on the Effective Date. The Company has also agreed to reimburse the CFO for certain out-of-pocket expenses incurred by the CFO. This common stock was issued on January 3, 2023. The CFO's Consulting Agreement replaced the consulting agreement which expired on December 31, 2022.

The CFO's Consulting Agreement is for a term of twelve (12) months. Upon a Constructive Discharge (as defined in the CFO's Consulting Agreement) and subject to certain notification requirements and the Company's opportunity to cure the Constructive Discharge, the CFO will be entitled to compensation of two (2) months' fees, as well as any bonus compensation owing.

Financings

(a) Securities Purchase Agreements

At September 30, 2024, the Company had and currently has six security purchase agreements outstanding, all of which are currently in default. The outstanding principal balance at September 30, 2024 of the convertible promissory notes was $8,441,530, including accrued interest of $2,099,844 and with a fair value of $11,643,185.

Please refer to the interim condensed consolidated financial statements, convertible promissory notes, note 11 and fair value measurement, note 12 for details on the convertible promissory notes.

(b) Mortgages

i) On December 1, 2023, this 1st mortgage was renewed with a new maturity date of June 1, 2024 and a fixed interest rate of 13% per annum. On renewal, the 1st mortgage was increased by $308,380 (C$416,280), from $3,852,160 (C$5,200,000) to $4,160,540 (C$5,616,280), to account for increased interest based on the previous variable rate, three months of prepaid interest and a financing fee. The 1st mortgage is secured by the shares held of 1684567, a 1st mortgage on the Belleville Facility and a general assignment of rents. Financing fees on the 1st mortgage totaled $337,374 (C$455,419). As at September 30, 2024 $351,879 (C$474,999) (December 31, 2023-$44,555; C$58,928) of accrued interest is included in accrued liabilities in the interim condensed consolidated balance sheets. In addition, as at September 30, 2024 there is $nil (C$nil) (December 31, 2023-$32,764; C$43,333) of unamortized financing fees included in long-term debt in the interim condensed consolidated balance sheets.

ii) On March 1, 2023, the Company obtained a 2nd mortgage in the amount of $1,111,200 (C$1,500,000) bearing interest at the annual rate of 12%, repayable monthly, interest only with a maturity date of March 1, 2024, secured as noted under paragraph (a)i) above. The Company incurred financing fees of $44,448 (C$60,000). As at September 30, 2024 $77,602 (C$104,754) (December 31, 2023-$11,187; C$14,795) of accrued interest is included in accrued liabilities in the interim condensed consolidated balance sheets. In addition, as at September 30, 2024, there is $nil (C$nil) (December 31, 2023-$7,457 (C$9,863) of unamortized financing fees included in long-term debt in the interim condensed consolidated balance sheets.

iii) On November 2, 2023, the Company completed the purchase of additional land, consisting of a 2.03-acre site in Hamilton, Ontario, Canada for $2,296,480 (C$3,100,000), prior to an additional disbursement of $43,318 (C$58,475) representing land transfer tax. The Company obtained vendor take-back 1st mortgage in the amount of $1,481,600 (C$2,000,000) bearing interest at 7% annually, payable monthly, interest only and maturing November 2, 2025. An additional mortgage, as noted below under paragraph (a)iv), was arranged to complete the purchase. As at September 30, 2024 $7,934 (C$10,710) in accrued interest is included in accrued liabilities in the interim condensed consolidated balance sheets.

iv) In connection with the purchase of additional land noted above under paragraph (a)iii) above, a 2nd mortgage was obtained in the amount of $777,840 (C$1,050,000) bearing interest at 13% annually, payable monthly interest only maturing November 2, 2024 and secured by a 3rd mortgage on the property in Belleville, Ontario, Canada. The Company incurred financing fees of $29,632 (C$40,000) and as at September 30, 2024, $2,672 (C$3,607) (December 31, 2023-$20,440; C$27,033) of unamortized financing fees is included in long-term debt in the interest condensed consolidated balance sheets.

v) On December 14, 2023, the Company made arrangements to repay the previous 1st mortgage on the first property purchased in Hamilton, Ontario, Canada on August 17, 2021, for a new 1st mortgage bearing interest at 13% annually, payable monthly, interest and maturing December 14, 2024, in the amount of $1,654,427 ($C2,233,298) with new creditors. The original 1st mortgage was a vendor take back mortgage. Financing fees of $74,080 (C$100,000) were incurred and as at September 30, 2024, $15,180 (C$20,492) (December 31, 2023-$72,088; C$95,342) of unamortized financing fees is included in long-term debt in the interim condensed consolidated balance sheets.

vi) On April 2, 2024, the Company received funds in the amount of $145,218 (C$196,028) for a $239,861 ($323,786) 4th mortgage secured by the Belleville Facility bearing interest at 12% annually payable monthly interest only maturing October 2, 2024, cross collateralized by a 3rd mortgage secured by the additional land in Hamilton, Ontario, Canada, net of unpaid interest, a financing fee of $20,002 (C$27,000) and six months of capitalized interest. Further sums totaling $65,349 (C$88,214) were advanced after April 2, 2024, resulting in a balance of $305,210 (C$412,000) at September 30, 2024.  As at September 30, 2024 $219 (C$295) of unamortized financing fees is included in long-term-term debt in the interim condensed consolidated balance sheets.

For the three and nine-month periods ended September 30, 2024, $269,096 (C$367,075) and $814,160 (C$1,107,551) (2023-$138,015; C$185,000 and $388,605; C$522,833) respectively, in interest was incurred on the mortgages payable.

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

(ii) On April 8, 2021, the Company took delivery of a truck and hauling trailer for a total purchase price of $161,745 (C$218,338) plus applicable harmonized sales taxes. The purchase was financed by a bank term loan of $148,160 (C$200,000), over a forty-eight-month term, bearing interest at 4.95% per annum with monthly blended instalments of principal and interest payments of $3,631 (C$4,901) due April 7, 2025. The last payment made was on February 7, 2024. And, as noted above under recent business developments, on August 13, 2024, the lender's representative took possession of the truck and hauling trailer and removed it from the Belleville Facility to be auctioned. Final auction details of the sale have not been finalized.

For the three and nine-month periods ended September 30, 2024, $632 (C$862) and $1,718 (C$2,337) (2023-$823; C$1,103 and $2,794; C$3,760) respectively, in interest was incurred.

(d) Financings Related to Obligations Under Capital Lease

There was no new capital leases entered into by the Company during the three and nine-month periods ended September 30, 2024. The original terms of the obligations under capital lease outstanding at September 30, 2024 are noted below.

(i) The lease agreement for certain equipment for the Belleville Facility at a cost of $288,653 (C$389,650), is payable in monthly blended installments of principal and interest of $5,076 (C$6,852), plus applicable harmonized sales taxes for a period of fifty-nine months plus an initial deposit of $14,409 (C$19,450) plus applicable harmonized sales taxes and an option to purchase the equipment for a final payment of a nominal amount of $74 (C$100) plus applicable harmonized sales taxes on February 27, 2025. The leasing agreement bears interest at the rate of 3.59% annually, compounded monthly, due February 27, 2025.

For the three and nine-month periods ended September 30, 2024, $459 (C$626) and $1,611 (C$2,192) (2023-$785; C$1,053 and $2,768; C$3,725) respectively, in interest was incurred.

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

Organic Composting Facility- As noted above, the Company's Belleville Facility, located in Belleville, Ontario Canada, has ECAs in place to accept up to 70,000 MT of waste annually and is currently in operation. Certain assets of the organic waste processing and composting facility, including the ECAs for the waste transfer station (not yet built), were acquired by the Company on September 15, 2017, from the Receiver for Astoria, under the asset purchase agreement (the "APA"). The Company charges tipping fees for the waste accepted at the Belleville Facility based on arrangements in place with the customers and the type of waste accepted. Typical waste accepted includes, SSO, leaf and yard, food, liquid, paper sludge and biosolids. As the Company stopped receiving waste after January 10, 2024, there was no revenue to September 30, 2024. During the three-month period ended March 31, 2024, tipping fees ranged from $51 (C$69) to $117 (C$159) per MT.

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

As noted above, under recent business developments, the Hamilton Facility was listed for sale on July 28, 2024.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2024, the Company had a bank balance of $53,518 (December 31, 2023-$1,263) and current debt obligations and other current liabilities in the amount of $33,164,982 (December 31, 2023-$30,823,963). As at September 30, 2024, the Company had a working capital deficit of $33,002,073 (December 31, 2023-$30,390,423). The Company does not currently have sufficient funds to satisfy the current debt obligations.

The Company's total assets as at September 30, 2024 were $11,026,789 (December 31, 2023-$11,755,903) and total current liabilities were $33,164,982 (December 31, 2023-$30,823,963). Significant losses from operations have been incurred since inception and there is an accumulated deficit of $42,218,458 as at September 30, 2024 (December 31, 2023 -$38,570,531). Continuation as a going concern is dependent upon generating significant new revenue and generating external capital and securing debt to satisfy its creditors' demands and to achieve profitable operations while maintaining current fixed expense levels.

To pay current liabilities and to fund any future operations, the Company requires significant new funds, which the Company may not be able to obtain. In addition to the funds required to liquidate the $33,164,982 in current debt obligations and other current liabilities, the Company estimates that approximately $10,000,000 must be raised to fund capital requirements and general corporate expenses for the next 12 months.

In the normal course of business, we are exposed to market risks, including changes in interest rates, certain commodity prices and Canadian currency rates. The Company does not use derivatives to manage these risks.

As at September 30, 2024, the current and long-term portions of our debt obligations totaled $22,003,136 (December 31, 2023-$20,447,318). As a result of default and cross defaults, the long-term debt is presented as current debt, even where due beyond twelve months of the balance sheet date.

In addition, up until September 30, 2023, PACE had provided the Company a letter of credit in favor of the MECP in the amount of $205,076 (C$276,831) and, as security, has registered a charge of lease over the Belleville Facility.

The current letter of credit required by the MEC is $472,361 (C$637,637) and now $8518 (C$146,487), while the Company re-assesses and re-submits it financial assurance to the MECP with the assistance of its environmental consultant. The Company has not yet satisfied this requirement of the MECP.

The letter of credit is a requirement of the MECP and is in connection with the financial assurance provided by the Company for it to be in compliance with the MECPs environmental objectives. The MECP regularly evaluates the Belleville Facility to ensure compliance is adhered to and the letter of credit is subject to change by the MECP. The Company has engaged an environmental consulting firm to re-evaluate the financial assurance with the MECP, which is based on the estimated environmental remediation and clean-up costs for its waste processing and composting facility. As a result of inspections carried out by the MECP during the prior years, some of which have resulted in MECP orders having been issued, the Company has accrued estimated and actual costs for certain corrective measures in orders issued by the MECP and other costs in the amount of $2,220,235 (C$2,997,077) (December 31, 2023-$2,153,214; C$2,847,790).

CONSOLIDATED RESULTS OF OPERATIONS - FOR THE THREE-MONTH PERIOD ENDED September 30, 2024 COMPARED TO THE THREE-MONTH PERIOD ENDED September 30, 2023

	For the three-month periods ended
	September 30, 2024	September 30, 2023

Revenue	$-	$186,901

Cost of Sales
Opening inventory	-	64,578
Depreciation	69,957	87,528
Direct wages and benefits	26,894	36,349
Equipment rental, delivery, fuel and repairs and maintenance	173,397	14,723
Utilities	1,448	32,721
Outside contractors	-	-
	271,696	236,009
Less: closing inventory	-	(42,889)
Total cost of sales	271,696	193,120

Gross loss	(271,696)	(6,219)

Operating expenses
Management compensation-stock-based compensation	54,000	57,600
Management compensation-fees	137,456	117,401
Marketing	-	923
Professional fees	164,923	103,930
Interest expense	291,986	140,161
Office and administration	57,328	56,567
Rent and occupancy	55,743	58,385
Insurance	(2,021)	10,974
Filing fees	6,136	8,562
Amortization of financing costs	42,663	26,901
Directors' compensation	18,328	18,631
Stock-based compensation	-	254,724
Repairs and maintenance	7,335	1,015
Foreign exchange (income) loss	(192,999)	214,406
Total operating expenses	640,878	1,070,180

Net Loss Before Other Income (Expense)	(912,574)	(1,076,399)
Other Income (Expense)	1,169,494	(116,710)
Net Income (Loss)	$256,920	$(1,193,109)

As a result of an order issued by the Ministry of Labour, Immigration, Training and Skills Development, specifically relating to high ammonia levels in one of the Company's composting buildings at its Belleville Facility, the Company ceased accepting waste after January 10, 2024, to address this and other compliance matters issued by the MECP. The Company also received orders from the MECP to address repairs, the clean-up of unusable waste on site, re-habilitating its stormwater management system and other matters. Management anticipates these matters will take the balance of the year and into early 2025 to be completed and be able to reopen. This will require significant investment, and is dependent on the Company securing funding, with a focus on equity financing. We believe that our operating property, vehicle and equipment had been adequately maintained but will require significant investment to carry out repairs and improvements, some of which as ordered by the MECP. This will also include replacement of certain equipment at the Belleville Facility.

During the three-month period ended September 30, 2024, the Company did not generate any revenue from its Belleville Facility compared to $186,901 in the three-month period ended September 30, 2023. The decrease in revenue is due to the result of not accepting waste after January 10, 2024.

In the typical operation of the Belleville Facility, the Company processes organic and other waste received and produces the end product, compost. The cost of sales totaled $271,696 for the three-month period ended September 30, 2024 compared to $193,120 for the three-month period ended September 30, 2023. These costs include equipment rental, delivery, fuel, repairs and maintenance, direct wages and benefits, depreciation and utilities. These costs include estimates for completing certain known compliance matters as ordered by the MECP.

Operating expenses decreased by $429,302 from $1,070,180 in the three-month period ended September 30, 2023 to $640,878 in the three-month period ended September 30, 2024, explained further below.

Management compensation related to stock-based compensation reduced by $3,600, in the three-month period ended September 30, 2024 compared to the three-month period ended September 30, 2023. The current stock-based compensation reflects the stock-based compensation issued to the CEO as stipulated in his executive consulting contract, effective January 1, 2023. This will be earned through the balance of the current year, in the amount of $54,000. And the management compensation relating to fees increased by $20,055 reflecting the increase in the CEO's compensation for the current year.

Marketing expenses reduced by $923, from $923 in the three-month period ended September 30, 2023 to $nil for the three-month period ended September 30, 2024, as the Company did not have a marketing campaign during the current period.

Professional fees increased by $60,993, from $103,930 in the three-month period ended September 30, 2023 to $164,923 in the three-month period ended September 30, 2024. The primary reason for the increase is due to the legal and consulting fees incurred in addressing the orders issued by the MECP.

Interest expense increased by $151,825 from $140,161 in the three-month period ended September 30, 2023 to $291,986 in the three-month period ended September 30, 2024. This increase was primarily due to the increase in mortgages in December of 2023, new mortgages on the Hamilton, Ontario, Canada property purchase in November of 2023, a new 4th mortgage on the Belleville Facility and new loans from Haute Inc., in December 2023 and January 2024. These changes along with the new fixed rates on certain mortgages at 12% and 13% annually resulted in an increased interest expense.

Office and administration expenses increased nominally by $761 from $56,567 in the three-month period ended September 30, 2023 to $57,328 in the three-month period ended September 30, 2024.

Rent and occupancy decreased nominally by $2,642 from $58,385 in the three-month period ended September 30, 2023 to $55,743 in the three-month period ended September 30, 2024, primarily due to a decrease related expenses for the Company's Toronto, Ontario, Canada office and additional property taxes on the additional land purchased in Hamilton, Ontario, Canada.

Insurance decreased by $23,911 from $10,974 in the three-month period ended September 30, 2024 to a credit of $2,021 in the three-month period ended September 30, 2024, as certain insurance coverage expired during the period. The Company continues to not have the funds to pay for current or certain past insurance premiums.

Filing fees decreased by $2,426, from $8,562 in the three-month period ended September 30, 2023 to $6,136 in the three-month period ended September 30, 2024.

The amortization of financing costs increased by $28,817, from $26,901 in the three-month period ended September 30, 2023 to $42,663 in the three-month period ended September 30, 2024, due to new financing fees incurred on the new or re-financed mortgages in the fourth quarter of 2023, the new loans from Haute Inc., in the fourth quarter of 2023 and in January of 2024, along with the new 4th mortgage on the Belleville Facility in April of 2024.

Directors' compensation decreased nominally by $303 from $18,631 in the three-month period ended September 30, 2023 to $18,328 in the three-month period ended September 30, 2024. The decrease is entirely related to the foreign exchange translation applied in the current quarter versus the prior year's quarter.

There was no stock-based compensation in the three-month period ended September 30, 2024, a reduction of $254,724 from the three-month period ended September 30, 2023 as a result of no services provided by consultants who were compensated through the issuance of the Company's common stock.

Repairs and maintenance increased by $6,320 from $1,105 in the three-month period ended September 30, 2023 to $7,335 in the three-month period ended September 30, 2024. The increase is primarily related to certain additional repair costs accrued in the Belleville Facility.

The foreign exchange loss in the three-month period ended September 30, 2023 in the amount of $214,406 reduced to an income amount of $192,999 in the three-month period ended September 30, 2024 a change of $407,405, due primarily to the translation of significant United States dollar denominated transactions and balances during the current period including the convertible promissory notes, during a period of a strengthening Canadian dollar compared to the United States dollar. In the three-month period ended September 30, 2023, the Canadian dollar had weakened compared to the United States dollar.

During the current three-month period ended September 30, 2024, the Company recorded a loss on the revaluation of the convertible promissory notes in the amount of $152,239 compared to loss of $116,710 in the three-month period ended September 30, 2023.  Further, as a result of a default judgement filed by the March 2022 Investor for their March 2022 Investor Note in September 2024, certain actions were dropped which were previously accrued for and additional interest charges were added. The impact of the removal of the two causes of action totaling $2,250,000, plus the additional pre-judgement and other interest charged resulted in a reduction in the previous accrual for loss in the amount of $1,321,733. In total, other income (expense) changed by $1,286,204, from an expense of $116,710 in the three-month period ended September 30, 2023 to income of $1,169,494 in the three-month period ended September 30, 2024.

CONSOLIDATED RESULTS OF OPERATIONS - FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2024 COMPARED TO THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2023

	For the nine-month periods ended
	September 30, 2024	September 30, 2023

Revenue	$38,575	$505,075

Cost of Sales
Opening inventory	-	58,695
Depreciation	226,694	301,467
Direct wages and benefits	58,627	111,984
Equipment rental, delivery, fuel and repairs and maintenance	479,815	55,569
Utilities	(645)	89,578
Outside contractors	4,448	-
	768,939	617,293
Less: closing inventory	-	(42,889)
Total cost of sales	768,939	574,404

Gross loss	(730,364)	(69,329)

Operating expenses
Management compensation-stock-based compensation	162,000	172,800
Management compensation-fees	413,494	351,162
Marketing	501	122,098
Professional fees	585,601	286,723
Interest expense	882,305	499,222
Office and administration	224,849	176,120
Rent and occupancy	177,568	161,127
Insurance	45,189	33,167
Filing fees	27,313	31,852
Amortization of financing costs	155,567	72,296
Directors' compensation	55,133	53,211
Stock-based compensation	-	785,149
Repairs and maintenance	19,073	22,636
Foreign exchange loss (income)	281,039	(33,037)
Total operating expenses	3,029,632	2,734,526

Net Loss Before Other Income (Expense)	(3,759,996)	(2,803,855)
Other Income (Expense)	112,069	(2,371,204)
Net Loss	$(3,647,927)	$(5,175,059)

As a result of an order issued by the Ministry of Labour, Immigration, Training and Skills Development, specifically relating to high ammonia levels in one of the Company's composting buildings at its Belleville Facility, the Company ceased accepting waste after January 10, 2024, to address this and other compliance matters issued by the MECP. The Company also received orders from the MECP to address repairs, the clean-up of unusable waste on site, re-habilitating its stormwater management system and other matters. Management anticipates these matters will take the balance of the year and into early 2025 to be completed and be able to reopen. This will require significant investment, and is dependent on the Company securing funding, with a focus on equity financing. We believe that our operating property, vehicle and equipment had been adequately maintained but will require significant investment to carry out repairs and improvements, some of which as ordered by the MECP. This will also include replacement of certain equipment at the Belleville Facility.

During the nine-month period ended September 30, 2024, the Company generated total revenue of $38,575 from its Belleville Facility compared to $505,075 in the nine-month period ended September 30, 2023. The decrease in revenue is primarily due to the result of not accepting waste after January 10, 2024. Revenue in the current period includes $16,468 from the sale of carbon credits compared to $60,449 in the prior period.

In the typical operation of the Belleville Facility, the Company processes organic and other waste received and produces the end product, compost. The cost of sales totaled $768,939 for the nine-month period ended September 30, 2024 compared to $574,404 for the nine-month period ended September 30, 2023. These costs include equipment rental, delivery, fuel, repairs and maintenance, direct wages and benefits, depreciation, utilities and outside contractors. These costs include estimates for completing certain known compliance matters as ordered by the MECP.

Operating expenses increased by $295,106 from $2,734,526 in the nine-month period ended September 30, 2023 to $3,029,632 in the nine-month period ended September 30, 2024, explained further below.

Management compensation related to stock-based compensation reduced by $10,800, in the nine-month period ended September 30, 2024 compared to the nine-month period ended September 30, 2023. The current stock-based compensation reflects the stock-based compensation issued to the CEO as stipulated in his executive consulting contract, effective January 1, 2023. This will be earned throughout the current year in the amount of $54,000. And the management compensation relating to fees increased by $62,332, reflecting the increase in the CEO's compensation for the current year.

Marketing expenses reduced by $121,597, from $122,098 in the nine-month period ended September 30, 2023 to $501 for the nine-month period ended September 30, 2024, as the Company did not have a marketing campaign during the current period.

Professional fees increased by $298,878, from $286,723 in the nine-month period ended September 30, 2023 to $585,601 in the nine-month period ended September 30, 2024. The primary reason for the increase is due to additional legal and consulting fees incurred in addressing the orders issued by the MECP and the City of Belleville.

Interest expense increased by $383,083 from $499,222 in the nine-month period ended September 30, 2023 to $882,305 in the nine-month period ended September 30, 2024. This increase was primarily due to the increase in mortgages in December of 2023, new mortgages on the Hamilton, Ontario, Canada property purchase in November of 2023, a new 4th mortgage on the Belleville Facility and new loans from Haute Inc., in December 2023 and January 2024. These changes along with the new fixed rates on certain mortgages at 12% and 13% annually resulted in an increased interest expense. This was offset by the settlement of the PACE loans in November 2023, resulting in no interest incurred in the current nine-month period ending September 30, 2024 compared to the interest incurred in the previous nine-month period ended September 30, 2023 of $103,371.

Office and administration expenses increased by $48,729, from $176,120 in the nine-month period ended September 30, 2023 to $224,849 in the nine-month period ended September 30, 2024, primarily from interest and penalties charged on overdue balances.

Rent and occupancy increased by $16,441 from $161,127 in the nine-month period ended September 30, 2023 to $177,568 in the nine-month period ended September 30, 2024, primarily due to an increase in rent and related expenses for the Company's Toronto, Ontario, Canada office and additional property taxes on the additional land purchased in Hamilton, Ontario, Canada in November of 2023.

Insurance increased by $12,022 from $33,167 in the nine-month period ended September 30, 2024, to $45,189 in the nine-month period ended September 30, 2024, as the Company continues to accrue for certain coverage which it has not been able to fund.

Filing fees decreased by $4,539 from $31,852 in the nine-month period ended September 30, 2023 to $27,313 in the nine-month period ended September 30, 2024.

The amortization of financing costs increased by $83,271, from $72,296 in the nine-month period ended September 30, 2023 to $155,567 in the nine-month period ended September 30, 2024, due to new financing fees incurred on the new or re-financed mortgages in the fourth quarter of 2023, the new loans from Haute Inc., in the fourth quarter of 2023 and January of 2024, along with the new 4th mortgage on the Belleville Facility in the current quarter.

Directors' compensation increased nominally by $1,922 from $53,211 in the nine-month period ended September 30, 2023 to $55,133 in the nine-month period ended September 30, 2024. This was primarily the result of the timing of the new independent director who had not joined the board until mid-way through the first quarter of 2023.

There was no stock-based compensation in the nine-month period ended September 30, 2024, a reduction of $785,149 from the nine-month period ended September 30, 2023 as a result of no services provided by consultants who were compensated through the issuance of the Company's common stock.

Repairs and maintenance decreased nominally by $3,563 from $22,636 in the nine-month period ended September 30, 2023 to $19,073 in the nine-month period ended September 30, 2024. The decrease is primarily related to a reduction in repairs accrued in the Belleville Facility.

The foreign exchange income in the nine-month period ended September 30, 2023 in the amount of $33,037 reduced to a loss of  $281,039 in the nine-month period ended September 30, 2024, a change of $314,076, due primarily to the translation of significant United States dollar denominated transactions and balances during the current period including the convertible promissory notes, compared to the prior period, during a period of a weakening Canadian dollar compared to the United States dollar. In the prior nine-month period ended September 30, 2023, the Canadian dollar had strengthened compared to the United States dollar.

During the current nine-month period ended September 30, 2024, the Company recorded a loss on the revaluation of the convertible promissory notes in the amount of $1,004,361 compared to loss of $2,296,845 in the nine-month period ended September 30, 2023. In addition, during the current nine-month period ended September 30, 2024, the Company recognized a loss of $227,545 on a provision for loss on settlement of the claim from the general contractor for the construction for the Hamilton Facility. In addition, during the current nine-month period ended September 30, 2024, the Company recognized a gain of $22,242 on the forgiveness of a portion of the CEBA loans on repayment in January of 2024. Further, as a result of a default judgement filed by the March 2022 Investor in September 2024 for their March 2022 Investor Note, certain actions were dropped which were previously accrued for and additional interest charges were added. The impact of the removal of the two causes of action totaling $2,250,000, plus the additional pre-judgement and other interest charged resulted in a reduction in the previous accrual for income in the amount of $1,321,733. And, in the prior nine-month period ended September 30, 2023 the Company incurred a loss of $74,359, on the conversions of a portion of a convertible promissory note. In total, other (expense) income decreased by $2,483,273 from an expense of $2,371,204 in the nine-month period ended September 30, 2023 to income of $112,069 in the nine-month period ended September 30, 2024.

As at September 30, 2024, the Company had a working capital deficit of $33,002,073 (December 31, 2023-$30,390,423), incurred a net loss of $3,647,927 (September 30, 2023-$5,175,059) for the nine months ended September 30, 2024 and had an accumulated deficit of $42,218,458 (December 31, 2023-$38,570,531) and expects to incur further losses in the development of its business.

These factors cast substantial doubt as to the Company's ability to continue as a going concern, which is dependent upon its ability to obtain the necessary financing to further the development of its business and satisfy its outstanding obligations to its creditors and upon achieving profitable operations. There is no assurance of funding being available or available on acceptable terms. Realization values may be substantially different from carrying values as shown.

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

Stock-based compensation

The Company records compensation costs related to stock-based awards in accordance with ASC 718, Compensation-Stock Compensation, whereby the Company measures stock-based compensation cost at the grant date based on the estimated fair value of the award. Compensation cost is recognized on a straight-line basis over the requisite service period of the award. Where necessary, the Company utilizes the Black-Scholes option-pricing model to estimate the fair value of stock options granted, which requires the input of highly subjective assumptions including: the expected option life, the risk-free rate, the dividend yield, the volatility of the Company's stock price and an assumption for employee forfeitures. The risk-free rate is based on the U.S. Treasury bill rate at the date of the grant with maturity dates approximately equal to the expected term of the option. The Company has not historically issued any dividends and does not expect to in the near future. Changes in any of these subjective input assumptions can materially affect the fair value estimates and the resulting stock-based compensation recognized. The Company has not issued any stock options and has no stock options outstanding at September 30, 2024.

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

Convertible Promissory Notes

The Company has elected the fair value option to account for its convertible promissory notes issued after December 31, 2020. In accordance with ASC 825, the convertible promissory notes are marked-to-market at each reporting date with changes in fair value recorded as a component of other income (expense), in the interim condensed consolidated statements of operations and comprehensive loss. The Company has elected to include interest expense in the changes in fair value. Transaction costs are expenses as incurred. The Company did not elect the fair value option for the convertible promissory notes issued in 2019. These notes are measured at amortized cost.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

There was no new accounting pronouncements issued by the Financial Accounting Standards Board and not yet adopted that were expected to have a material impact on the Company's interim condensed consolidated financial position or results of operations in the current or future periods.

EQUITY

As at September 30, 2024, and as at the date of filing, the Company had 131,332,019 common shares issued and outstanding.

STOCK OPTIONS, WARRANTS AND RESTRICTED STOCK UNITS

The Company has no stock options, warrants or restricted stock units outstanding as at September 30, 2024 and as of the date of this filing.

RELATED PARTY TRANSACTIONS

For the three and nine-month periods ended September 30, 2024, the Company incurred $109,965 (C$150,000) and $330,795 (C$450,000) (2023-$89,449; C$120,000 and $267,552; C$360,000) respectively, in management fees expense with Travellers International Inc. ("Travellers"), an Ontario company controlled by a director and the president and chief executive officer (the "CEO"); and $27,491 (C$37,500) and $82,699; C$112,000) (2023-$27,952; C$37,500 and $83,610; C$112,500) respectively, in management fees expense with the Company's chief financial officer (the "CFO"). As at September 30, 2024, unpaid remuneration and unpaid expenses in the amount of $369,904 (C$499,330) (December 31, 2023-$171,733; C$227,130) is included in accounts payable and $221,158 (C$298,539) (December 31, 2023-$138,963; C$183,789) is included in accrued liabilities in the interim condensed consolidated balance sheets.

For the three and nine-month periods ended September 30, 2024, the Company incurred $33,315 (C$44,661) and $92,449 (C$125,764) (2023-$30,014; C$40,046 and $80,452; C$108,251) respectively, in rent expense paid under a lease agreement with Haute Inc. ("Haute"), an Ontario company controlled by the CEO. The lease agreement expired, and the Company is currently on a month-to-month arrangement.

In addition, on January 11, 2024, Travellers converted $101,130 (C$135,600) of outstanding accounts payable into 809,044 common shares of the Company at the closing trading price immediately prior to the conversion. During the three and nine-month periods ended September 30, 2024, Travellers converted $nil (C$nil) and $101,130 (C$135,600) of outstanding accounts payable (2023-$233,558 (C$316,400) and $512,403 (C$688,883 of outstanding loans and outstanding accounts payable) respectively, for nil and 809,044 (2023-1,254,792 and 2,422,163) respectively, into common shares of the Company, based on closing trading prices on the day prior to each conversion. There was no gain or loss on these conversions. Further, on September 30, 2024, 6,000,000 common shares of the Company were issued to Travellers on a private placement at a price per share of $0.02.

For the independent directors, the Company recorded directors' compensation during the three and nine-month periods ended September 30, 2024 of $18,328 (C$25,000) and $55,133 (C$75,000) (2023-$18,631; C$25,000 and $53,211; C$71,597) respectively. In addition, in the prior year, on February 18, 2023, a new independent director was appointed and he was awarded 100,000 common shares of the Company on March 1, 2023 valued at $21,000 based on the closing trading price on the appointed date and included under stock-based compensation in the interim condensed consolidated statements of operations and comprehensive loss. As at September 30, 2024, outstanding directors' compensation of $248,756 (C$335,793) (December 31, 2023-$197,186; C$260,793) is included in accrued liabilities in the interim condensed consolidated balance sheets.

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

Furthermore, for the three and nine-month periods ended September 30, 2024, the Company recognized management stock-based compensation expense of $54,000 and $162,000 (2023-$57,600 and $172,800) respectively, on the common stock issued to the CEO and the CFO, 3,000,000 and 100,000 common stock, respectively, as stipulated in their executive consulting agreements, effective January 1, 2023 valued at the trading price on the Effective Date. The total stock-based compensation on the issuance of the common stock totaled $nil (2023-$446,400). The portion to be expensed for the balance of the consulting agreements, $54,000 (2023-$273,600) is included in prepaid expenses and deposits in the interim condensed consolidated balance sheets.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

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

Changes in Internal Control over Financial Reporting

During the nine-month period ended September 30, 2024, there were no changes made by management to its internal controls over financial reporting.

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

The Company has a claim against it for unpaid legal fees in the amount of $48,331 (C$65,241). The amount is included in accounts payable on the Company's consolidated balance sheet.

On October 4, 2023, an action was launched by one of the October 2021 Investors, who claimed he was owed $1,300,000 plus accrued interest. The principal balance in the accounts and noted under convertible promissory notes, note 11(a) in the interim condensed consolidated financial statements is $1,800,485 (December 31, 2023-$1,645,337), which is after conversions of $318,100 during 2022 and 2023 and includes accrued interest of $500,485 (December 31, 2023-$345,337). The Company has disclosed the fair value of this convertible promissory note as $2,683,862 (December 31, 2023-$2,404,558). The Company intends to repay the balance owed when it is financially able to do so.

On November 27, 2023 and March 6, 2024, the Company experienced an outflow of leachate impacted water from its stormwater pond into the City of Belleville's (the "City") roadside ditch. The Company is collaborating with its environmental consultants and its Canadian legal counsel to assess the damage caused, remediate this occurrence and report regularly to the MECP. As noted below, on August 30, 2024, the Company and the City remediated with a settlement in the amount of $96,304 (C$130,000)

The Company has a claim against it for unpaid hydro bills in the amount of $370,623 (C$500,302). The amount of this original claim and any amounts subsequently to September 30, 2024 are included in accounts payable and in accrued liabilities on the Company's interim condensed consolidated balance sheets.

In addition, on November 17, 2023, the Company received an amended claim filed against it from 2023 by Tradigital in the sum of $219,834 in owed fees plus the difference in stock price, 300,000 common shares of the Company, plus attorney fees and expenses. The case went to arbitration on March 11, 2024 and the Company defended its position. On April 4, 2024, the International Centre for Dispute Resolution indicated that no additional evidence is to be submitted, and the hearings were declared closed as of April 29, 2024. The tribunal endeavored to render the final decision within the timeframe provided for in the rules. Management agrees that outstanding fees, which are included in accounts payable in the interim condensed consolidated balance sheets, are only in the amount of $30,000, which was agreed to by the parties in earlier communications and through various e-mail correspondence.  In addition, management has no issue with the outstanding common shares to be provided to the claimant totaling 300,000. Management believes that the additional claim amount of $189,834 is without merit. Of the total of 300,000 common shares, 50,000 have been issued and the remaining 250,000 were previously disclosed as shares to be issued in the consolidated statements of stockholders' deficiency. On April 26, 2024, the arbitrator for this claim awarded Tradigital the sum of $118,170 which had been accrued by the Company as at December 31, 2023 and subsequently through September 30, 2024 and the remaining 250,000 common shares were not required to be issued by the Company.

On April 1, 2024, the Company received notice of a complaint filed against it by one of the March 2022 Investors, seeking damages of no less than $4,545,393. The Company had thirty calendar days to respond and on April 30, 2024, the Company was able to extend the time to respond with opposing counsel, a further fifteen days. The Company has been unable to retain counsel to represent it in this matter. The full amount of the complaint was included in the accounts at December 31, 2023, March 31, 2024 and June 30, 2024. On May 21, 2024, the counsel for the plaintiff requested an entry for a default judgement against the Company. On September 11, 2024, the default judgement was filed in the amount of $2,848,744. In addition, pre-judgement interest was granted in the amount of $87,414 at the rate of 10% per annum on the principal balance from May 22, 2024 through September 11, 2024. On the filing of this default judgement, the March 2022 Investor removed two causes of action previously filed in their complaint which the Company received notice of on April 1, 2024 and accrued for accordingly. The impact of the removal of the two causes of action totaling $2,250,000, plus the additional pre-judgement and other interest charged resulted in a reduction in the previous accrual for loss in the amount of $1,321,733. This adjustment to the provision for loss is disclosed under other income (expense), note 16(d), in the notes to the interim condensed consolidated financial statements.

On May 16, 2024, the Company was informed by its Canadian legal counsel that the City  issued an order against the Belleville Facility, its numbered company, 1684567 and its officers for the repayment of the cost of pumping out contaminated water from the City's roadside ditch, along with legal and other associated costs. On May 31, 2024, the companies and the officers filed notices of appeal to the Ontario Land Tribunal. The Company and its Canadian legal counsel were in discussions with the legal representatives from the City, to come to a resolution before any action by the Ontario Land Tribunal. On August 30, 2024, minutes of settlement were finalized between the City and the Company to settle for an amount of $96,304 (C$130,000) ten days following the sale of the Hamilton Facility. There are certain events of default, including not meeting the timeline set above and if the sale of the Hamilton Facility does not occur before January 31, 2025, it would result in the actual cost incurred by the City to be paid by the Company. The actual costs noted in the minutes of settlement totaled $142,597 (C$192,490). In addition, in connection with the minutes of settlement, the Company and its officers subsequently withdrew their appeals with the Ontario Land Tribunal on September 4, 2024, and the Ontario Land Tribunal closed their case.

On June 10, 2024, the Company received a statement of claim from the general contractor, Gillam Construction Group Ltd. ("Gillam"), for the construction of the Hamilton Facility. Gillam also named the Company's two officers as defendants. The Company and its Canadian legal counsel were able to resolve the matter with the Plaintiff with a final settlement of $2,148,320 (C$2,900,000) if paid on or before November 30, 2024. The settlement reached was over and above the original amount included in the accounts of the Company. The Company has provided for this excess in the amount of $227,545 (C$309,122) as a loss on settlement. See also other income (expense), note 16(a), in the notes to the interim condensed consolidated financial statements.

On September 5, 2024, one of the Company's subsidiaries was served with a construction lien on the property at the Belleville Facility in the amount of $168,831 (C$227,904) representing outstanding accounts payable for environmental services provided by the contractor.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine-month period ended September 30, 2024, the Company issued the following shares for non-cash proceeds:

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

SUSGLOBAL ENERGY CORP.

November 14, 2024	By:	/s/ Marc Hazout
Marc Hazout
Executive Chairman, President and Chief Executive Officer

November 14, 2024	By:	/s/ Ike Makrimichalos
Ike Makrimichalos
Chief Financial Officer (Principal Financial and Accounting Officer)

