Form 10-K/A
period 2023-12-31
SusGlobal Energy Corp.
filed 2024-12-03
CIK 1652539

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

Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [ ]

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. [ ]

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this "Amendment") amends the Annual Report on Form 10-K of SusGlobal Energy Corp. (the "Company") for the period ended December 31, 2023, originally filed with the Securities and Exchange Commission (the "SEC") on May 15, 2024 (the "Original Form 10-K"). This Amendment is being filed for the sole purpose of filing complete dated certifications in the form of Exhibits 31.1, 31.2, 32.1 and 32.2 (the "Certifications"), respectively. The Certifications were inadvertently not dated on the date of filing the Original Form 10-K, and as such, are now dated concurrently with this Amendment.

This Amendment contains only the cover page, this explanatory note, the signature page and the Certifications. No other changes have been made to the Original Form 10-K. This Amendment speaks as of the original filing date of the Original Form 10-K, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the Original Form 10-K. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and the Company's other filings made with the SEC subsequent to the filing of the Original Form 10- K.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Exhibit No.	Description

3.1	Form of Certificate of Incorporation of SusGlobal Energy Corp. (filed as Exhibit 3.1 to the Registrant's Post Effective Amendments for Registration Statement filed with the SEC on June 7, 2017 and incorporated herein by reference).

3.2	Form of Bylaws of SusGlobal Energy Corp. (filed as Exhibit 3.2 to the Registrant's S-4/A filed with the SEC on December 23, 2016 and incorporated herein by reference).

4.1	Specimen Common Stock certificate (filed as Exhibit 4.1 to the Registrant's S-4/A filed with the SEC on December 23, 2016 and incorporated herein by reference).

4.2	Description of Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (filed as Exhibit 4.2 to the Registrant's 10-K filed with the SEC on April 15, 2021 and incorporated by reference).

4.3	Form of Convertible Promissory Note issued by SusGlobal Energy Corp. on June 18, 2021 (filed as Exhibit 4.5 to the Registrant's 8-K filed with the SEC on June 24, 2021 and incorporated by reference).

4.4	Mortgage Increase. (Filed as Exhibit 4.6 to the Registrant's Form 8-K. (filed with the SEC on August 20, 2021).

4.5	Mortgage dated August 17, 2021. (Filed as Exhibit 4.7 to the Registrant's 8-K filed with the SEC on August 23, 2021)

4.6	Form of Convertible Promissory Note issued by SusGlobal Energy Corp. on November 3, 2021 (filed as Exhibit 4.8 to the Registrant's 8-K filed with the SEC on November 9, 2021 and incorporated by reference).

4.7	Form of Convertible Promissory Note issued by SusGlobal Energy Corp. on December 2, 2021 (filed as Exhibit 4.9 to the Registrant's 8-K filed with the SEC on December 8, 2021 and incorporated by reference).

4.8	Form of Convertible Promissory Note issued by SusGlobal Energy Corp. on March 8, 2022 (filed as Exhibit 4.10 to the Registrant's 8-K filed with the SEC on March 15, 2022 and incorporated by reference).

4.9	Form of Convertible Promissory Note issued by SusGlobal Energy Corp. on March 8, 2022 (filed as Exhibit 4.11 to the Registrant's Form 8-K filed with the SEC on March 15, 2022 and incorporated by reference).

4.10	Form of Convertible Promissory Note issued by SusGlobal Energy Corp. on June 2022 (filed as Exhibit 4.12 to the Registrant's Form 8-K filed with the SEC on June 30, 2022 and incorporated by reference).

4.11	Amendments to the OID Convertible Promissory Notes, dated September 15, 2022 (filed as Exhibit 4.13 to the Registrant's Form 8-K Filed with the SEC on September 21, 2022.

4.12	Amendments to the OID Convertible Promissory notes, dated December 22, 2022 and December 29, 2022 (filed as Exhibit 4.14 to the Registrant's Form 8-K filed with the SEC on January 5, 2023 and incorporated by reference).

4.13	Mortgage charge dated November 2, 2023, by R. Williamson Consultants Ltd., P.I.C.K.S. Inc., and 2654666 Ontario Inc., (the lenders) and SusGlobal Energy Canada Corp., (the borrower-2nd mortgage) and 1684567 Ontario Inc., (collateral 3rd mortgage).

4.14	Mortgage renewal/extension agreement dated December 1, 2023, between R. Williamson Consultants Limited., P.I.C.K.S. Inc., Canada Western Trust Company (107861, 107862, 107863, 111,831, 113116 and 117354), Giovanni and Assunta Paglia, Joanne Brocca, Steve Silvani and Katelyn, (the lenders) and 1684567 Ontario Inc., and SusGlobal Energy Belleville Ltd., (the borrowers) and SusGlobal Energy Corp., (the guarantor)(filed as Exhibit 4.14 to the Registrant's Form 10-K filed with the SEC on May 15, 2024 and incorporated herein by reference).

4.15	Form of Convertible Promissory Note issued by SusGlobal Energy Corp., on April 12, 2024(filed as Exhibit 4.15 to the Registrant's Form 10-K filed with the SEC on May 15, 2024 and incorporated herein by reference).

4.16	Promissory note between SusGlobal Energy Canada Corp., and Marc Hazout, dated December 6, 2023(filed as Exhibit 4.16 to the Registrant's Form 10-K filed with the SEC on May 15, 2024 and incorporated herein by reference).

4.17	Promissory note between SusGlobal Energy Canada Corp., and Marc Hazout, dated January 9, 2024(filed as Exhibit 4.17 to the Registrant's Form 10-K filed with the SEC on May 15, 2024 and incorporated herein by reference).

4.18	Mortgage agreement dated April 2, 2024 between R. Williamson Consultants Limited, P.I.C.K.S. Inc., and Treegrove Enterprises Inc., (the lenders) and 1684567 Ontario Inc., (the borrower) (filed as Exhibit 4.18 to the Registrant's Form 10-K filed with the SEC on May 15, 2024 and incorporated herein by reference).

10.1	Loan/Mortgage Commitment between Table Rock Holdings Inc., 1916761 Ontario Limited and D&D Brannan Consultants Inc., (the lenders) and 1684567 Ontario Inc., and SusGlobal Energy Belleville Ltd. (the borrowers) and SusGlobal Energy Corp. (the guarantor) (filed as Exhibit 10.1 to the Registrant's Form 10-Q filed with the SEC on August 14, 2019 and incorporated herein by reference).)

10.2	General Security Agreement between Table Rock Holdings Inc., P.I.C.K.S. Inc., Canadian Western Trust Company, Giovanni and Assunta Paglia, Bob MacNelly and Shanna Young (the Secured Party), 1684567 Ontario Inc. (the Debtor) and SusGlobal Energy Corp., (the Guarantor) (filed as Exhibit 10.2 to the Registrant's Form 10-K filed with the SEC on April 7, 2020 and incorporated herein by reference).).

10.3	Guarantee by and between SusGlobal Energy Corp., and Private Lenders, dated August 13, 2021. (Filed as Exhibit 10.3 to the Registrant's Form 8-K filed with the SEC on August 20, 2021).

10.4	Form of Consulting Agreement between SusGlobal Energy Canada Corp., and Investors. (Filed as Exhibit 10.4 to the Registrant's Form 8-K filed with the SEC on November 9, 2021).

10.5	Form of Securities Purchase Agreement, effective March 8, 2022 (filed as Exhibit 10.5 to the Registrant's Form 8-K filed with the SEC on March 15, 2022).

10.6	Form of Securities Purchase Agreement, signed in June 2022 (filed as Exhibit 10.6 to the Registrant's Form 8-K filed with the SEC on June 30, 2022 and incorporated herein by reference).

10.7**	Executive Chairman Consulting Agreement between SusGlobal Energy Canada Corp., Travellers International Inc. and Marc Hazout effective January 1, 2023.

10.8**	Executive Consulting Agreement between SusGlobal Energy Canada Corp., and Ike Makrimichalos effective January 1, 2023.

10.9	Mortgage Commitment between R. Williamson Consultants Limited., P.I.C.K.S. Inc., and Canadian Western Trust Company (the lenders") and 1684567 Ontario Inc. (the "borrower") and SusGlobal Energy Corp. (the "guarantor"), on March 1, 2023.

10.11	Purchase of land by and between Snave Holdings Ltd., (the vendor) and SusGlobal Energy Canada Corp., (the purchaser) on November 2, 2023 (Filed as Exhibit 10.1 to the Registrant's Form 10-Q filed with the SEC on November 14, 2023 and incorporated by reference).

10.12	Mortgage commitment by and between Snave Holdings Ltd, (the lender) and SusGlobal Energy Canada Corp., (the borrower) dated November 2, 2023 (Filed as Exhibit 10.2 to the Registrant's Form 10-Q filed with the SEC on November 14, 2023 and incorporated by reference).

10.13	Mortgage commitment by and between R. Williamson Consultants Limited, P.I.C.K.S. Inc., and 2654666 Ontario Inc., (the lenders) and 1684567 Ontario Inc., (the borrower) and SusGlobal Energy Canada Corp., (the guarantor) on November 2, 2023 for the land purchase (Filed as Exhibit 10.3 to the Registrant's Form 10-Q filed with the SEC on November 14, 2023 and incorporated by reference).

10.14	Form of Securities Purchase Agreement dated April 12, 2024 (filed as Exhibit 10.14 to the Registrant's Form 10-K filed with the SEC on May 15, 2024 and incorporated herein by reference).

14.1	Code of Ethics. (Filed as Exhibit 14.1 to the Registrant's Form 10-K filed with the SEC on April 1, 2019 and incorporated herein by reference).

21.1	Subsidiaries of the Registrant (filed as Exhibit 21 to the Registrant's Form 10-K filed with the SEC on April 14, 2022).

31.1*	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

31.2*	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

32.1*	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUSGLOBAL ENERGY CORP.

December 3, 2024	By:	/s/ Marc Hazout
Marc Hazout
Executive Chairman, President and Chief Executive Officer

December 3, 2024	By:	/s/ Ike Makrimichalos
Ike Makrimichalos
Chief Financial Officer (Principal
Financial and Accounting Officer)

