Form 10-K/A
period 2023-12-31
SusGlobal Energy Corp.
filed 2024-12-19
CIK 1652539

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A (this "Amendment") amends the Amendment No. 1 of SusGlobal Energy Corp.’s (the "Company") Annual Report on Form 10-K/A for the period ended December 31, 2023, originally filed with the Securities and Exchange Commission (the "SEC") on May 15, 2024 (the "Original Form 10-K"). This Amendment is being filed for the sole purpose of filing complete dated certifications in the form of Exhibits 31.1, 31.2, 32.1 and 32.2 (the "Certifications"), respectively, with the entire report on the Original Form 10-K.

Other than filing the updated Certifications and the updated signature page, no other changes have been made to the Original Form 10-K. This Amendment speaks as of the original filing date of the Original Form 10-K, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the Original Form 10-K. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and the Company's other filings made with the SEC subsequent to the filing of the Original Form 10- K.

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

72

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

73

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

74

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

75

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUSGLOBAL ENERGY CORP.

December 19, 2024	By:	/s/ Marc Hazout
Marc Hazout
Executive Chairman, President and Chief Executive Officer

December 19, 2024	By:	/s/ Ike Makrimichalos
Ike Makrimichalos
Chief Financial Officer (Principal
Financial and Accounting Officer)

76