Form 10-K
period 2024-12-31
SusGlobal Energy Corp.
filed 2025-05-14
CIK 1652539

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 2024

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
Yes [  ] No [X]

The aggregate market value of the 98,511,397 voting common stock held by non-affiliates of the registrant as of June 30, 2024 (the last business day of the registrant's most recently completed second fiscal quarter) was $6,600,264 based on the closing price of $0.067 per share of the registrant's common stock as quoted on the OTCQB marketplace on that date.

The number of shares of Common Stock, $0.0001 par value of the registrant outstanding as of May 14, 2025 was 137,332,019.

DOCUMENTS INCORPORATED BY REFERENCE

None

2

PART 1

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

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

RECENT BUSINESS DEVELOPMENTS

On March 10, 2025, the Company signed a service agreement which provides for the overall rehabilitation to operational readiness of the Company's Belleville facility in Belleville, Ontario Canada (the "Belleville Facility"). Once the Belleville Facility becomes operationally ready and all government orders have been fulfilled, the Company will retain a third party to operate the Belleville Facility including an operate and manage agreement.

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

As a result of an order issued by the Ministry of Labour, Immigration, Training and Skills Development, specifically relating to high ammonia levels in one of the Company's composting buildings, the Company ceased accepting waste after January 10, 2024, to address this and other compliance matters issued by the MECP. The Company also received orders from the MECP to address repairs, the clean-up of unusable waste on site, re-habilitating its stormwater management system and other matters. Management anticipates these matters will take the balance of the year to be completed and be able to re-open. This will require significant investment and is dependent on the Company securing funding. Our operating property, vehicle and equipment will require significant investment to carry out repairs and improvements as ordered by the MECP. This will also include replacement of certain equipment at the Company's Belleville Facility.

Consulting Contracts

The Company's Executive Chairman Consulting Agreement (the "CEO's Consulting Agreement"), by and among the Company, Travellers International Inc. ("Travellers"), and the CEO, who is also a director, expired on December 31, 2024.The CEO continues to offer his services on a month-to-month basis at a rate of $34,750 (C$50,000) per month.

The Company's Executive Consulting Agreement by and between the Company and the CFO of the Company, expired December 31, 2023. The CFO continues to offer his services to the Company on a month-to-month basis at the rate of $8,688 (C$12,500) per month.

The CFO's Consulting Agreement is for a term of twelve (12) months. Upon a Constructive Discharge (as defined in the CFO's Consulting Agreement) and subject to certain notification requirements and the Company's opportunity to cure the Constructive Discharge, the CFO will be entitled to a compensation of two (2) months' fees, as well as any bonus compensation owing.

Financings

(a) Securities Purchase Agreements

On December 31, 2023, the Company had and currently has 6 security purchase agreements outstanding with 4 investors. The outstanding principal balance at December 31, 2024 of the convertible promissory notes was $8,733,833, including accrued interest of $2,391,450 with a fair value of $12,088,911. Please refer to the consolidated financial statements, convertible promissory notes, note 11 and fair value measurement, note 12 for details on the convertible promissory notes.

On April 15, 2024, the Company received proceeds of $100,500, net of an original issue discount of 10% and disbursements, on a new convertible promissory note in the principal amount of $120,000 with an existing investor. This new convertible promissory note was amended on May 23, 2024, whereby the principal amount of the convertible promissory note was increased by $12,223.

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

The Company continues to be responsible in replacing the letter of credit previously held by PACE in favor of the MECP which is in the amount of $443,158 ($C637,637). The MECP is accepting an amount of $101,808 ($C146,487) until the Company provides details supporting the revised financial assurance.

For the year ended December 31, 2024, $nil (C$nil) (2023-$70,615 (C$95,297), in interest was incurred on the PACE long-term debt.

(c) Mortgages

i. On December 1, 2023, this 1st mortgage was renewed with a new maturity date of June 1, 2024 and a fixed interest rate of 13% per annum. On renewal, the 1st mortgage was increased by $289,315 (C$416,280), from $3,614,000 (C$5,200,000) to $3,903,315 (C$5,616,280), to account for increased interest based on the previous variable rate, three months of prepaid interest and a financing fee. The 1st mortgage is secured by the shares held of 1684567 Ontario Inc., a 1st mortgage on the Belleville Facility and a general assignment of rents. Financing fees on the 1st mortgage totaled $316,516 (C$455,419). As at December 31, 2024 $456,982 (C$657,528) (December 31, 2023-$44,555; C$58,928) of accrued interest is included in accrued liabilities in the consolidated balance sheets. In addition, as at December 31, 2024 there is $nil (C$nil) (December 31, 2023-$32,764; C$43,333) of unamortized financing fees included in long-term debt in the balance sheets.

ii. On March 1, 2023, the Company obtained a 2nd mortgage in the amount of $1,042,500 (C$1,500,000) bearing interest at the annual rate of 12%, repayable monthly, interest only with a maturity date of March 1, 2024, secured as noted under paragraph i) above. The Company incurred financing fees of $41,700 (C$60,000). As at December 31, 2024 $104,250 (C$150,000) (December 31, 2023-$11,187; C$14,795) of accrued interest is included in accrued liabilities in the consolidated balance sheets. In addition, as at December 31, 2024 there is $nil (C$nil) (December 31, 2023-$7,457; C$9,863) of unamortized financing fees included in long-term debt in the consolidated balance sheets.

iii. On November 2, 2023, the Company completed the purchase of additional land, consisting of a 2.03-acre site in Hamilton, Ontario, Canada for $2,154,500 (C$3,100,000), prior to an additional disbursement of $40,640 (C$58,475) representing land transfer tax. The Company obtained a vendor take-back mortgage in the amount of $1,390,000 (C$2,000,000) bearing interest at 7% annually, payable monthly, interest only and maturing November 2, 2025. An additional mortgage, as noted below under paragraph iv), was arranged to complete the purchase.

iv. In connection with the purchase of additional land noted above under paragraph iii) above, a 2nd mortgage was obtained in the amount of $729,750 (C$1,050,000) bearing interest at 13% annually, payable monthly interest only and secured by a 3rd mortgage on the property at the Belleville Facility.

v. On December 14, 2023, the Company made arrangements to repay the previous 1st mortgage on the first property purchased in Hamilton, Ontario, Canada on August 17, 2021, for a new 1st mortgage in the amount of $1,552,141 ($C2,233,298) with new creditors. The original 1st mortgage was a vendor take back mortgage, as noted below under paragraph vi).

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

vii. On April 2, 2024, the Company received funds in the amount of $136,239 (C$196,028) for a $225,031 ($323,786) 4th mortgage secured by the Belleville Facility bearing interest at 12% annually payable monthly interest only maturing October 2, 2024, cross collateralized by a 3rd mortgage secured by the additional land in Hamilton, Ontario, Canada, net of unpaid interest, a financing fee of $18,765 (C$27,000) and six months of capitalized interest. Further, additional sums totaling $77,989 (C$112,214) were advanced after April 2, 2024, resulting in a balance of $303,020 (C$436,000) at December 31, 2024.

For the year ended December 31, 2024, $1,126,326 (C$1,542,490) (2023-$718,535; C$969,683) in interest was incurred on the mortgages payable.

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

These CEBA loans were repaid on January 9, 2024 and January 11, 2024, in total $48,650 (C$70,000) and $22,242 (C$30,000) was forgiven as outlined in the CEBA term loan agreements. The forgiven amount is recorded under other expenses in the consolidated statements of operations and comprehensive loss.

(e) Financings Related to Obligations Under Capital Lease

The Company had one remaining lease obligation under capital lease for machinery and equipment at the Belleville Facility. The Company was in arrears with payments to the lessor. The last payment made was on January 27, 2024. As a result, on May 24, 2024, the lessor repossessed the equipment. On December 18, 2024, the Company received the net proceeds from the sale of the leased equipment at the auction, in the amount of $1,391 (C$2,001), net of the outstanding obligation under capital lease, including outstanding interest.

For the year ended December 31, 2024, $172 (C$236) (2023-$3,687; C$4,976) in interest was incurred.

(f) Other

On April 8, 2021, the Company took delivery of a truck and hauling trailer for a total purchase price of $151,745 (C$218,338) plus applicable harmonized sales taxes. The purchase was financed by a bank term loan of $139,000 (C$200,000), over a forty-eight-month term, bearing interest at 4.95% per annum with monthly blended instalments of principal and interest payments of $3,406 (C$4,901) due April 7, 2025. The last payment made was on February 7, 2024. On August 13, 2024, the lender took possession of the truck and hauling trailer to be auctioned. On December 18, 2024, the Company received the net proceeds from the creditor on the auction sale, net of disposal costs and the balance of the outstanding corporate loan and interest with the creditor in the amount of $47,049 (C$67,697).

For the year ended December 31, 2024, $246 (C$337) (2023-$3,238; C$4,369) in interest was incurred.

During the year ended December 31, 2024, the Company raised $120,000 (December 31, 2023-$380,971), in a private placement on the issuance of 6,000,000 (2023-1,536,582) common shares of the Company to Travellers.

During the year ended December 31, 2024, Travellers converted $101,130 (C$135,600) (December 31, 2023-$579,271; C$779,383 in outstanding accounts payable and loans) in outstanding accounts payable for 809,044 (December 31, 2023-2,911,852) common shares of the Company, based on closing trading prices on the day prior to each conversion.

On January 9, 2024, the Company received a loan in the amount of $229,121 (C$329,670) from Haute Inc., an Ontario company controlled by the CEO. The proceeds received on January 9, 2024 net of capitalized interest for six months and a financing fee amounted to $208,500 (C$300,000).

On February 18, 2025, the Company raised $120,000 in a private placement for the issuance of 6,000,000 common shares to Travellers.

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

On September 21, 2022, the Company announced that its wholly owned subsidiary SusGlobal Energy Belleville Ltd. ("SusGlobal Belleville") has generated its first Verified Emission Reductions and Removals ("VERRs") and sold its first carbon credits as part of the Anew™ SusGlobal Belleville Composting Offset Project in Ontario (the "Project"). The Project generated approximately 137,000 VERRS from 2017 through 2022 with an approximate market value of between $3.30 (C$4.75) and $7.09 (C$10.20) per VERR. Up to the date of this filing, the Company has sold 59,802 VERRS. The Project report was submitted to the GHG CleanProjects® Registry, a business unit of the Standards Division of the Canadian Standards Association ("CSA"). The Project is part of the Offset Development and Marketing Agreement with Anew Canada ULC (formerly known as Blue Source Canada ULC) ("Anew Canada") for developed and marketed greenhouse gas ("GHG") offset credits from the Company's 49-acre Organic & Non-Hazardous Waste Processing & Composting Facility in Belleville, Ontario.

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

Organic Composting Facility- As noted above, the Company's organic waste processing and composting facility, located in Belleville, Ontario Canada, has ECAs in place to accept up to 70,000 MT of waste annually and is currently in operation. Certain assets of the organic waste processing and composting facility, including the ECAs for the waste transfer station (not yet built), were acquired by the Company on September 15, 2017, from the Receiver for Astoria, under the asset purchase agreement (the "APA"). The Company charges tipping fees for the waste accepted at the organic waste composting facility based on arrangements in place with the customers and the type of waste accepted. Typical waste accepted includes SSO, leaf and yard, food, liquid, paper sludge and biosolids. During the year ended December 31, 2024, tipping fees ranged from $51 (C$69) to $118 (C$159) per MT.

The Company owns a 41,535 square foot facility (approximately 27% complete) on 5.29 acres in Hamilton, Ontario (the "Hamilton Facility"), which includes an Environmental Compliance Approval to process 65,884 MT per annum of organic waste, 24 hours per day 7 days a week. The facility has been originally designed to produce, distribute and warehouse the Company's SusGro™ organic liquid fertilizer and other products that were anticipated to be provided under private label and to be sold through big box retailers, consumer lawn and garden suppliers, and for end use to the wine, cannabis and agriculture industries.

On July 28, 2024, the Company's real estate broker listed the Company's two properties located in Hamilton, Ontario, Canada, (the "Hamilton Facility") for sale. On the recommendation of the real estate broker, there was no selling price noted.

Market Opportunity

Industry Overview

Sustainable solutions to processing organic waste streams and diverting them from landfills to reduce GHG provides an opportunity for the infrastructure which SusGlobal operates with the ECA's attached to the Company's facilities. As more governments legislate and mandate that no organic wastes is to be landfilled as part of a climate change initiative SusGlobal can process these waste streams and produce regenerative products as part of the Company's Circular Economy initiative.

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

Operating Businesses and Revenue

The Company has five wholly owned and active subsidiaries: SusGlobal Energy Canada Corp., SusGlobal Energy Canada I Ltd., SusGlobal Energy Belleville Ltd., SusGlobal Energy Hamilton Ltd. and 1684567 Ontario Inc. The Company currently has two full-time employees and two independent contractors. Both full time employees are employed in management and administrative positions, one in Toronto, Ontario, Canada and one at the Belleville Facility. The two independent contractors provide services in management positions. None of our employees are covered by collective bargaining agreements.

We operate the following businesses:

•	Environmental Compliance Approvals: The Company owns the Environmental Compliance Approvals (the "ECAs") issued by the MECP from the Province of Ontario, in place to accept up to 70,000 MT of waste annually from the provinces of Ontario, Quebec and from New York state, and to operate a waste transfer station with the capacity to process up to an additional 50,000 MT of waste annually. Once built, the location of the waste transfer station will be alongside the organic waste processing and composting facility located at the Belleville Facility. The Company owns the Environmental Compliance Approvals (the "ECAs") issued by the MECP from the Province of Ontario, in place to accept up to 65,884 MT of waste annually from the province of Ontario at the Hamilton Facility.

•	Waste Transfer Station: Access to the waste transfer station is critical to haulers who collect waste in areas not in close proximity to disposal facilities where such disposal continues to be permitted. Tipping fees charged to third parties at waste transfer stations are usually based on the type and volume or weight of the waste deposited at the waste transfer station, the distance to the disposal site, market rates for disposal costs and other general market factors.

•	Organic Composting Facility: As noted above, the Company's organic waste processing and composting facility, located in Belleville, Ontario Canada, has ECAs in place to accept up to 70,000 MT of waste annually and is currently in operation. Certain assets of the organic waste processing and composting facility, including the ECAs for the waste transfer station (not yet built), were acquired by the Company on September 15, 2017, from the Receiver for Astoria, under an APA. The Company charges tipping fees for the waste accepted at the organic waste composting facility based on arrangements in place with the customers and the type of waste accepted. Typical waste accepted includes SSO, leaf and yard, food, liquid, paper sludge and biosolids. As noted above, operations at the Belleville Facility are anticipated to commence by the end of 2025.

We generate revenue from the following activities:

• Tipping fees paid by municipalities and haulers from green bin programs of SSO and other non-hazardous waste,

• the sale of the regenerative products such as organic dry compost and in the future organic liquid fertilizer at our Hamilton Facility with solution-specific brands sold to consumer markets, agriculture, wine and the cannabis industry; and

• the sale of carbon credits generated by the Belleville Facility.

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

Our Growth Strategy

SusGlobal owns two (2) processing and production properties, the Belleville Facility and the Hamilton Facility. As noted previously, the Belleville Facility has not re-commenced operations. On March 10, 2025, the Company signed a service agreement to refurbish the site to bring it to operational readiness and the Hamilton Facility has been listed for sale. The Company will continue to acquire, develop and monetize proprietary technologies and processes in the waste to regenerative products globally, focusing on implementing a robust intellectual property strategy. The Company will, subject to financing, invest in research and development to bring more products to market and increase revenue and cash flow by increasing output, higher production speeds and overall efficiency of all segments of our business.

Sales and Marketing Strategy

The Company contacts major organic waste generators such as municipalities, commercial and industrial organic waste sources and bids for municipal and commercial contracts. The Company, once the Belleville Facility recommences operations, is expected to employ a sales team to market its products to the various agriculture, wine and cannabis industries and lawn and garden consumer market for its organic fertilizer products.

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

Employees

As noted above, we currently have two full-time employees (two on December 31, 2024), and two independent contractors. Both full-time employees are employed in management and administrative positions. The two independent contractors provide services in management positions. None of our employees are covered by collective bargaining agreements.

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

As required by the MECP, on a tri-annual basis, the financial assurance is reviewed and updated. The financial assurance requested by the MECP was updated to $443,158 (C$637,637) and now reduced to $101,808 (C$146,487) as the Company will be resubmitting its assessment of the financial assurance estimates submission to the MECP. The Company has not yet provided the current financial assurance to the MECP which was to replace the previous financial assurance provided by PACE that expired on September 30, 2023.

Insurance

We have in the past carried a broad range of insurance coverages, which may include general liability, automobile liability, workers' compensation, real and personal property, directors' and officers' liability, environmental and pollution legal liability and other coverages we believe are customary to the industry. Our exposure to loss for insurance claims would be limited to the per-incident deductible under the related insurance policy. The impact of any known casualty, property, environmental or other contingency may have a material impact on our financial condition, results of operations or cash flows. As a result of the lack of funding we have not been able to pay the required premiums for complete insurance coverage.

Regulation

Our business is subject to extensive and evolving federal, provincial and local environmental, health, safety and transportation laws and regulations. These laws and regulations are administered by the MECP, Environment Canada, and various other federal, provincial and local environmental, zoning, transportation, land use, health and safety agencies in Canada. Many of these agencies regularly examine our operations to monitor compliance with these laws and regulations and have the power to enforce compliance, obtain injunctions or impose civil or criminal penalties in case of non-compliance. During 2020 and 2023, the MECP carried out inspections of our waste processing and composting facility to address certain items of non-compliance with our ECAs. These inspections and orders issued by the MECP have and will result in significant expenditures to begin addressing the items of non-compliance. Some of the corrective action includes certain sampling, testing, removal of excess waste from the facility and addressing the water level in the facility's stormwater pond which far exceeds the required level as stipulated in its ECA. The Company has completed some of the corrective action and communicates regularly with the MECP and will continue with the remaining corrective action through 2025 pending financing. As at December 31, 2024, the Company has accrued the estimated costs totaling $2,344,600 (C$3,373,525 (2023-$2,153,214; C$2,847,790) in connection with the corrective action.

An offence notice for exceeding odor units was filed by the MECP on the Company previously. A proceeding was held remotely on March 21, 2022, at a Provincial Offence Court and was adjourned to April 11, 2022, to address and accept a Crown resolution offer of fines assessed by the MECP, in the amount of $91,222 (C$131,255). On May 16, 2022 the Company agreed to accept the Crown resolution offer and fine in the amount of $91,222 (C$131,255). This amount is included under accounts payable on the consolidated balance sheets.

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

Federal, Provincial and Local Climate Change Initiatives

Considering regulatory and business developments related to concerns about climate change, we have identified a strategic business opportunity to provide our public and private sector customers with sustainable solutions to reduce their Greenhouse Gas ("GHG") emissions. As part of our on-going marketing evaluations, we assess customer demand for and opportunities to develop waste services offering verifiable carbon reductions, such as waste reduction, increased recycling, and conversion of biogas and discarded materials into electricity and fuel. We use carbon life cycle tools in evaluating potential new services and in establishing the value proposition that makes us attractive as an environmental service provider. We are active in support of public policies that encourage development and use of lower carbon energy and waste services that lower users' carbon footprints. We understand the importance of broad stakeholder engagement in these endeavors and actively seek opportunities for public policy discussion on more sustainable materials management practices. In addition, we work with stakeholders at the federal and provincial level in support of legislation that encourages production and use of renewable, low-carbon fuels and electricity. Despite the past U.S. withdrawal from the Paris Climate Accords, we have seen no reduction in customer demand for services aligned with their GHG reduction goals and strategies. Ontario is part of the WCI led by the state of California and, if anything, California has doubled down on their GHG reduction goals. The states of Oregon and Washington are also considering joining the WCI that currently includes, amongst other states and provinces, California, Ontario and Quebec as members.

We continue to assess the physical risks to company operations from the effects of severe weather events and use risk mitigation to increase our resiliency in the face of such events. Pending financing we will be investing in infrastructure to withstand more severe storm events, which may afford us a competitive advantage and reinforce our reputation as a reliable service provider through continued service in the aftermath of such events.

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

You should view these statements with caution. These statements are not guarantees of future performance, circumstances or events. They are based on facts and circumstances known to us as of the date the statements are made. All aspects of our business are subject to uncertainties, risks and other influences, many of which we do not control. Any of these factors, either alone or taken together, could have a material adverse effect on us and could change whether any forward-looking statement ultimately turns out to be true. Additionally, we assume no obligation to update any forward-looking statement as a result of future events, circumstances or developments. The following discussion should be read together with the Consolidated Financial Statements and the notes thereto. Outlined below are some of the risks that we believe could affect our business and financial statements for 2024 and beyond and that could cause actual results to be materially different from those that may be set forth in forward-looking statements made by the Company.

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

To the extent available and where financially possible, we maintain insurance coverage that we believe is customary in our industry. Such insurance does not, however, provide coverage for all liabilities, including certain hazards incidental to our business, and we cannot assure you that our insurance coverage will be adequate to cover claims that may arise or that we will be able to maintain adequate insurance at rates we consider reasonable. As a result of the lack of funding we have not been able to pay the required premiums for complete insurance coverage.

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

In each year since our inception, we have incurred losses and have generated in total, since inception, only $6,342,738 in revenue. For the year ended December 31, 2024, net losses attributable to common stockholders aggregated $7,859,171 (2023-$8,225,334) and at December 31, 2024, the Company's accumulated deficit was $46,429,702 (2023-$38,570,531). We expect to incur further losses in the development of our business. We cannot assure you that we can achieve profitable operations in any future period.

Our independent registered public accounting firm's report contains an explanatory paragraph that expresses substantial doubt as to our ability to continue as a going concern.

Although our consolidated financial statements have been prepared assuming we will continue as a going concern, our independent registered public accounting firm in their report accompanying our consolidated financial statements as of and for the years ended December 31, 2024 and 2023, expressed substantial doubt as to our ability to continue as a going concern as of December 31, 2024 and as of December 31, 2023, as a result of our operating losses since inception, because the Company expects to incur further losses in the development of its business and the Company's ability to settle its current liabilities owing to service providers and creditors. The inclusion of a going concern explanatory paragraph may make it more difficult for us to secure additional financing or enter into strategic relationships on terms acceptable to us, if at all, and may materially and adversely affect the terms of any financing that we may obtain.

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

Pursuant to Sarbanes-Oxley Act of 2002, our management will be required to report on, and our independent registered public accounting firm may in the future be required to attest to the effectiveness of our internal control over financial reporting. Although we prepare our financial statements in accordance with accounting principles generally accepted in the United States of America ("US GAAP"), our internal accounting controls may not meet all standards applicable to companies with publicly traded securities. If we fail to implement any required improvements to our disclosure controls and procedures, we may be obliged to report control deficiencies and our independent registered public accounting firm may not be able to certify the effectiveness of our internal controls over financial reporting. In either case, we could become subject to regulatory sanction or investigation. Further, these outcomes could damage investor confidence in the accuracy and reliability of our financial statements.

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

• Acquisitions, investments and/or new service offerings may not increase our earnings in the timeframe anticipated, or at all, due to difficulties operating in new markets or providing new service offerings, failure of emerging technologies to perform as expected failure to operate within budget, integration issues, or regulatory issues, among others.

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

In addition to the risks set forth above, implementation of our business strategy could also be affected by a number of factors beyond our control, such as increased competition, legal developments, government regulation, general economic conditions, increased operating costs or expenses and changes in industry trends. We may decide whether to alter or discontinue certain aspects of our business strategy at any time. If we are not able to implement our business strategy successfully, our long-term growth and profitability may be adversely affected. Even if we are able to implement some or all of the initiatives of our business strategy successfully, our operating results may not improve to the extent we anticipate, or at all.

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

We also have a significant financial obligation relating to closure, post-closure and environmental remediation at our existing facility. This obligation will need to be supported by a letter of credit in favor of the MECP, which the Company has not been able to satisfy as of December 31, 2024 and as at the date of this filing. Environmental regulatory changes could accelerate or increase such costs, requiring our expenditure to materially exceed any current letter of credit.

Our operations are subject to environmental, health and safety laws and regulations, as well as contractual obligations that may result in significant liabilities.

There is a risk of incurring significant environmental liabilities in the acceptance, use and storage of waste materials. Under applicable environmental laws and regulations, we could be liable if our operations caused environmental damage to our property or to the property of other landowners, particularly as a result of the contamination of air, drinking water or soil. Under current law, we could also be held liable for damage caused by conditions that existed before we acquired our current facility. This risk is of particular concern as we execute our growth strategy, partially through acquisitions, because we may be unsuccessful in identifying and assessing potential liabilities during our due diligence investigations. Further, the counterparties in such transactions may be unable to perform their indemnification obligations owed to us. Additionally, we could be liable if we arrange for the transportation and acceptance at our facility of hazardous substances that cause environmental contamination, or if a predecessor owner made such arrangements and, under applicable law, we are treated as a successor to the prior owner. Any substantial liability for environmental damage could have a material adverse effect on our financial condition, results of operations and cash flows.

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

As a result of an order issued by the Ministry of Labour, Immigration, Training and Skills Development, specifically relating to high ammonia levels in one of the Company's composting buildings, the Company ceased accepting waste after January 10, 2024, to address this and other compliance matters issued by the MECP. The Company also received orders from the MECP to address repairs, the clean-up of unusable waste on site, re-habilitating its stormwater management system and other matters. Management anticipates these matters will take the balance of the year to be completed and be able to re-open. This will require significant investment and is dependent on the Company securing funding. We believe that our operating property, vehicle and equipment had been adequately maintained but will require significant investment to carry out repairs and improvements as ordered by the MECP. This will also include replacement of certain equipment at the Company's Belleville Facility.

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

We have substantial financial assurance and insurance requirements and increases in the costs of obtaining adequate financial assurance, or the inadequacy of our insurance coverage, would negatively impact our liquidity and increase our liabilities.

The amount of insurance we are required to maintain for environmental liability is governed by statutory requirements. We believe that the cost for such insurance is high relative to the coverage it would provide and therefore, our coverages, wherever financially possible, are generally maintained at the minimum statutorily required levels. We face the risk of incurring additional costs for environmental damage if our insurance coverage is ultimately inadequate to cover that damage. The inability of our insurers to meet their commitments in a timely manner and the effect of significant claims or litigation against insurance companies may subject us to additional risks. To the extent our insurers are unable to meet their obligations, or our own obligations for claims are more than we estimated, there could be a material adverse effect to our financial results. As a result of the lack of funding we have not been able to pay the required premiums for complete insurance coverage.

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

Additionally, as of December 31, 2024, we have no debt that is exposed to changes in market interest rates as our interest rates are fixed. The Company has not been able to obtain a letter of credit for the new financial assurance with the MECP in the amount of $443,158 (C$637,637) and currently reduced to $101,808 (C$146,487), subject to the Company re-submitting its financial assurance re-evaluation. If interest rates on our debt becomes variable, our interest expense would also increase, increasing our net losses and decreasing our cash flow.

As at December 31, 2024, and the date of this filing, the Company did not have any revolving credit facility to support cash flow requirements. As a result of defaults on our convertible promissory notes we could be required to immediately repay such debt which we currently are not able to satisfy. Additionally, any such default may cause a default under many of our other credit agreements and debt instruments. Without waivers from the lenders to those agreements, and/or the availability of other financing, either debt or equity, any such default would have a material adverse effect on our ability to continue to operate.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal executive office is in Toronto, Ontario, Canada. We lease this property from an Ontario company controlled by the CEO of the Company, who is also executive chairman, president and a director. This lease expired on December 31, 2019. The Company is currently on a month-to-month lease. Prior to the business acquisition of May 2019, we leased the land on which our Belleville Facility is situated, near Belleville, Ontario, Canada. This property is now owned by one of the Company's wholly owned subsidiaries, 1684567 Ontario Inc., and the Company does not expend funds to satisfy this lease, as the Company is now both the landlord and the tenant.

Our property, vehicle and equipment will require significant investment to carry out repairs and improvements as ordered by the MECP. This will also include the replacement of certain equipment at the Company's Belleville Facility.

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

The Company has a claim against it for unpaid legal fees in the amount of $45,342 (C$65,241). The amount is included in accounts payable on the Company's consolidated balance sheet.

On October 4, 2023, an action was launched by one of the October 2021 Investors, who claimed he was owed $1,300,000 plus accrued interest. The principal balance in the accounts and noted under convertible promissory notes, note 12(a) is $1,957,337 (December 31, 2023-$1,645,337), which is after conversions of $318,100 during 2022 and 2023 and includes accrued interest of $657,337 (December 31, 2023-$345,337). The Company has disclosed the fair value of this convertible promissory note as $2,835,298 (December 31, 2023-$2,404,558). The Company intends to repay the balance owed when it is financially able to do so.

On November 27, 2023 and March 6, 2024, the Company experienced an outflow of leachate impacted water from the stormwater pond at the Belleville Facility into the City of Belleville's (the "City") roadside ditch. The Company is collaborating with its environmental consultants and its Canadian legal counsel to assess the damage caused, remediate this occurrence and report regularly to the MECP. As noted below, on August 30, 2024, the Company and the City remediated with a settlement in the amount of $90,350 (C$130,000). This amount is included under accrued liabilities on the consolidated balance sheets.

On October 24, 2023, the Company received a letter from the utility company for unpaid hydro bills in the amount of $233,027 (C$335,291). The amount of this original claim and any amounts subsequently invoiced to December 31, 2024 are included in accounts payable on the Company's consolidated balance sheets.

In addition, on November 17, 2023, the Company received an amended claim filed against it from 2023 by Tradigital in the sum of $219,834 in owed fees plus the difference in stock price, 300,000 common shares of the Company, plus attorney fees and expenses. The case went to arbitration on March 11, 2024 and the Company defended its position. On April 4, 2024, the International Centre for Dispute Resolution indicated that no additional evidence is to be submitted and the hearings were declared closed as of April 29, 2024. The tribunal endeavored to render the final decision within the timeframe provided for in the rules. Management agrees that outstanding fees, which are included in accounts payable in the interim condensed consolidated balance sheets, are only in the amount of $30,000, which was agreed to by the parties in earlier communications and through various e-mail correspondence.  In addition, management has no issue with the outstanding common shares to be provided to the claimant totaling 300,000. Management believes that the additional claim amount of $189,834 is without merit. Of the total of 300,000 common shares, 50,000 have been issued and the remaining 250,000 were previously disclosed as shares to be issued in the consolidated statements of stockholders' deficiency. On April 26, 2024, the arbitrator for this claim awarded Tradigital the sum of $118,170 which had been accrued by the Company as at December 31, 2024 and 2023. In addition, the remaining 250,000 common shares were not required to be issued by the Company and are no longer disclosed as shares to be issued.

On April 1, 2024, the Company received notice of a complaint filed against it by one of the March 2022 Investors, seeking damages of no less than $4,545,393. The Company had thirty calendar days to respond and on April 30, 2024, the Company was able to extend the time to respond with opposing counsel, a further fifteen days. The Company has been unable to retain counsel to represent it in this matter. The full amount of the complaint was included in the accounts at December 31, 2023, March 31, 2024 and June 30, 2024. On May 21, 2024, the counsel for the plaintiff requested an entry for a default judgement against the Company. On September 11, 2024, the default judgement was filed in the amount of $2,848,744. In addition, pre-judgement interest was granted in the amount of $87,414 at the rate of 10% per annum on the principal balance from May 22, 2024 through September 11, 2024. On the filing of this default judgement, the March 2022 Investor removed two causes of action previously filed in their complaint which the Company received notice of on April 1, 2024 and accrued for accordingly. The impact of the removal of the two causes of action totaling $2,250,000, plus the additional pre-judgement and other interest charged resulted in a reduction in the previous accrual for loss in the amount of $1,191,033. This adjustment to the previously recorded provision for loss is disclosed under other expenses, note 16(d).

On May 16, 2024, the Company was informed by its Canadian legal counsel that the City issued an order against the Belleville Facility, its numbered company, 1684567 and its officers for the repayment of the cost of pumping out contaminated water from the City's roadside ditch, along with legal and other associated costs. On May 31, 2024, the companies and the officers filed notices of appeal to the Ontario Land Tribunal. The Company and its Canadian legal counsel were in discussions with the legal representatives from the City, to come to a resolution before any action by the Ontario Land Tribunal. On August 30, 2024, minutes of settlement were finalized between the City and the Company to settle for an amount of $90,350 (C$130,000) ten days following the sale of the Hamilton Facility. There are certain events of default, including not meeting the timeline set above and if the sale of the Hamilton Facility does not occur before January 31, 2025, it would result in the actual cost incurred by the City to be paid by the Company. The actual costs noted in the minutes of settlement totaled $133,781 (C$192,490). In addition, in connection with the minutes of settlement, the Company and its officers subsequently withdrew their appeals with the Ontario Land Tribunal on September 4, 2024, and the Ontario Land Tribunal closed their case. The Company's Hamilton Facility was not sold by January 31, 2025 and on February 10, 2025, the City issued a second order to the Companies and its two officers for an additional sum of $25,859 (C$37,207) representing additional costs resulting from the spill. The Company's counsel has responded to the City's counsel. See also below on March 12, 2025.

On June 10, 2024, the Company received a statement of claim from the general contractor, Gillam Construction Group Ltd. ("Gillam"), for the construction of the Hamilton Facility. Gillam also named the Company's two officers as defendants. The Company and its Canadian legal counsel were able to resolve the matter with the Plaintiff with a final settlement of $2,015,500 (C$2,900,000) if paid on or before November 30, 2024. Effective December 1, 2024, as a result of non-payment by the Company, the final settlement was now $2,085,000 ($3,000,000) and accrues interest at a variable rate using the Bank of Nova Scotia prime rate plus four percent (4%), compounded daily, due February 1, 2025. The settlement reached was over and above the original amount included in the accounts of the Company. The Company has provided for this excess in the amount of $300,565 (C$409,122) as a loss on settlement. See also other expenses, note 16(f) in the notes to the consolidated financial statements. On February 1, 2025, the Company signed an extension to May 29, 2025, to repay the principal amount of $2,085,000 (C$3,000,000) plus accrued interest to January 31, 2025 and legal fees. Effective February 1, 2025, the principal amount is accruing interest at a fixed rate of twelve and one-half percent (12.5%), compounded daily.

On September 5, 2024, one of the Company's subsidiaries was served with a construction lien on the property at the Belleville Facility in the amount of $158,393 (C$227,904) representing outstanding accounts payable for environmental services provided by the contractor.

On March 3, 2025, the Company received a notice from the Ontario Supreme Court of Justice for unpaid fees with the Company's prior auditors. The outstanding amount includes fees of $49,401 (C$71,081), which is included under accounts payable in the consolidated balance sheets and interest charged of $27,158 (C$39,076), which has not been provided for, in total $76,559 (C$110,157). On May 6, 2025, the Company received an amended notice of motion returnable the week of May 19, 2025. The plaintiff would also seek to recover other costs and disbursements along with additional interest.

On March 10, 2025, the City provided 1684567, the owner of the property at the Belleville Facility with a statement of outstanding property taxes, annual road maintenance assessments, interest, penalties and related totaling $156,936 (C$225,807). The outstanding property taxes, including annual road maintenance costs, interest and penalties at December 31, 2024, are included in accounts payable in the consolidated balance sheets.

On March 12, 2025, the City informed 1684567 for outstanding property taxes, other charges including the amounts described above for costs resulting from the spill at the Belleville Facility. The amount noted by the City includes certain costs relating to 2025, in total $299,317 ($430,672). The City is demanding payment on or before April 23, 2025. On April 22, 2025, the City and 1684567 signed an extension agreement to provide for the payment of the amounts noted above along with the property taxes to be invoiced by the City during the extension period and any additional interest and penalties. The payments are to be made monthly, commencing April 22, 2025 through to March 22, 2026 in the amount of $31,808 (C$45,767).  On May 5, 2025, the mortgagees for the property agreed to provide the funding for the agreed upon payments during the extension period.

In a letter dated March 20, 2025, the Canada Revenue Agency (the “CRA”), informed the Company of outstanding harmonized sales taxes and payroll remittance amounts, including interest and penalties, owing for the Belleville Facility. The total amount is $531,038 (C$764,084) and includes amounts relating to 2025. The Company has included under accounts payable and under accrued liabilities in the consolidated financial statements the amounts owing as at December 31, 2024. Management has been in discussions with the CRA to repay the outstanding amounts over a reasonable amount of time once funding is received.

Item 4. Mine Safety Disclosures.

The Company has no reporting to provide related to information concerning mine safety and other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity

Market Price of Common Stock

Our common stock is quoted on the OTCQB marketplace run by OTC Markets Group, Inc. under the symbol "SNRG". As of the date of this filing, the number of stockholders of record was ninety-four (94). This does not include persons whose stock is in nominee or "street name" accounts through brokers.

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

There were no declared dividends in 2024 and since incorporation. Future decisions to pay cash dividends are at the discretion of our Board of Directors. It is our intention to retain any future profits for use in the development and expansion of our business and for general corporate purposes.

Unregistered Sales of Equity Securities and Use of Proceeds.

During the year ended December 31, 2024, the Company issued a total of 809,044 Common Stock for non-cash proceeds and 6,000,000 for cash proceeds, as follows:

• 809,044 common shares were issued on the conversion of related party account payable to equity.

• 6,000,000 common shares issued on private placement for proceeds of $120,000.

The securities above were offered and sold pursuant to an exemption from the registration requirements under Section 4(a)(2) of the Securities Act since, among other things, the transactions did not involve a public offering.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This section includes a discussion of our results of operations for the years ended December 31, 2024 and 2023. This discussion may contain forward-looking statements that anticipate results based on management's plans that are subject to uncertainty. We discuss in more detail various factors that could cause actual results to differ materially from expectations in Item 1A. Risk Factors. The following discussion should be read considering those disclosures and together with the Consolidated Financial Statements and the notes thereto.

Overview

Our Company's goals are targeted at serving our customers, our employees, the environment, the communities in which we work and our stockholders. Increasingly, customers want more of their waste materials recovered, while waste streams are becoming more complex, and our aim is to address the current needs, while anticipating the expanding and evolving needs of our customers.

CONSOLIDATED RESULTS OF OPERATIONS - FOR THE YEAR ENDED DECEMBER 31, 2024 COMPARED TO THE YEAR ENDED DECEMBER 31, 2023

	2024	2023
Revenue	$79,886	$610,461

Cost of Sales
Opening inventory	-	58,695
Depreciation	290,866	383,418
Direct wages and benefits	72,928	129,319
Equipment rental, delivery, fuel and repairs and maintenance	923,610	1,467,501
Utilities	311	115,331
Outside contractors	5,111	14,761
	1,292,826	2,169,025
Less: closing inventory	-	-
Total cost of sales	1,292,826	2,169,025

Gross loss	(1,212,940)	(1,558,564)

Operating expenses
Management compensation-stock- based compensation	216,000	230,400
Management compensation-fees	547,650	466,830
Professional fees	682,965	580,596
Marketing	501	122,978
Interest expense	1,214,288	830,797
Office and administration	312,216	508,144
Rent and occupancy	240,643	212,521
Insurance	42,988	43,034
Filing fees	34,520	42,490
Amortization of financing costs	165,878	115,175
Repairs and maintenance	709	22,771
Director compensation	68,456	71,579
Stock-based compensation	-	795,297
Foreign exchange loss (income)	1,168,768	(325,364)
Total operating expenses	4,695,582	3,717,248

Net Loss from Continued Operations Before Other Expenses	(5,908,522)	(5,275,812)
Other Expenses	(386,248)	(2,949,522)
Net Loss from Continued Operations	(6,294,770)	(8,225,334)
Net Loss from Assets Held For Sale	(1,564,401)	-
Net Loss	(7,859,171)	(8,225,334)

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

As a result of an order issued by the Ministry of Labour, Immigration, Training and Skills Development, specifically relating to high ammonia levels in one of the Company's composting buildings at its Belleville Facility, the Company ceased accepting waste after January 10, 2024, to address this and other compliance matters issued by the MECP. The Company also received orders from the MECP to address repairs, the clean-up of unusable waste on site, re-habilitating its stormwater management system and other matters. Management anticipates these matters will take the balance of the year to be completed and be able to reopen. This will require significant investment and is dependent on the Company securing funding. The Company will require significant investment to carry out repairs and improvements, some of which as ordered by the MECP. This will also include replacement of certain equipment at the Belleville Facility.

During the year ended December 31, 2024, the Company generated revenue totaling $79,886 from its Belleville Facility compared to $610,461 in the year ended December 31, 2023. The decrease in revenue is due to the result of not accepting waste after January 10, 2024.

In the typical operation of the Belleville Facility, the Company processes organic and other waste received and produces the end product, compost. The cost of sales totaled $1,292,286 for the year ended December 31, 2024, compared to $2,169,025 for the year ended December 31, 2023. Although the acceptance of waste ceased after January 10, 2024, costs continued to be incurred primarily for repairs and ongoing maintenance. These costs include equipment rental, delivery, fuel, repairs and maintenance, direct wages and benefits, depreciation and utilities. These costs include estimates for completing certain known compliance matters as ordered by the MECP.

Included in revenue are proceeds from the sale of carbon credits totaling $58,232 (2023-$60,270).

Operating expenses increased by $978,334 from $3,717,248 in the year ended December 31, 2023 to $4,695,582 in the year ended December 31, 2024, explained further below.

Management compensation related to stock-based compensation reduced by $14,400, in the year ended December 31, 2024 compared to the year ended December 31, 2023. The current stock-based compensation reflects the stock-based compensation issued to the CEO as stipulated in his executive consulting contract, effective January 1, 2023. And the management compensation relating to fees increased by $80,820, reflecting the increase in the CEO's compensation for the current year.

Marketing expenses reduced by $122,477, from $122,978 in the year ended December 31, 2023 to $501 for the year December 31, 2024, as the Company had not implemented a marketing campaign during the current year.

Professional fees increased by $102,369 from $580,596 in the year ended December 31, 2023 to $682,965 in the year ended December 31, 2024. The primary reason for the increase is due to additional legal and consulting fees incurred in addressing the orders issued by the MECP and the City of Belleville.

Interest expense increased by $383,491 from $830,797 in the year ended December 31, 2023 to $1,214,288 in the year ended December 31, 2024. This increase was primarily due to the increase in mortgages in December of 2023, new mortgages on the Hamilton, Ontario, Canada property purchase in November of 2023, a new 4th mortgage on the Belleville Facility and new loans from Haute Inc., in December 2023 and January 2024. These changes along with the new fixed rates on certain mortgages at 12% and 13% annually resulted in an increased interest expense. This was offset by the settlement of the PACE loans in November 2023, resulting in no interest incurred in 2024 compared to the interest incurred in the previous year of $70,615 (C$95,297).

Office and administration expenses decreased by $195,928, from $508,144 in the year ended December 31, 2023 to $312,216 in the year ended December 31, 2024, primarily from the absence of interest and penalties charged on overdue balances.

Rent and occupancy increased by $28,122 from $212,521 in the year ended December 31, 2023 to $240,643 in year ended December 31, 2024, primarily due to an increase in rent and related expenses for the Company's Toronto, Ontario, Canada office and additional property taxes for the entire current year on the additional land purchased in Hamilton, Ontario, Canada in November of 2023.

Insurance decreased nominally by $46 from $43,034 in the year December 31, 2023 to $42,988 in the year ended December 31, 2024. The Company continues to accrue certain coverage but has not had the funds to pay for this coverage.

Filing fees decreased by $7,970 from $42,490 in the year ended December 31, 2023, to $34,520 in the year ended December 31, 2024 as a result of fewer filings.

The amortization of financing costs increased by $50,703, from $115,175 in the year ended December 31, 2023 to $165,878 in the year ended December 31, 2024, due to new financing fees incurred on the new or re-financed mortgages in the fourth quarter of 2023, the new loans from Haute Inc., in the fourth quarter of 2023 and January of 2024, along with the new 4th mortgage on the Belleville Facility in April of 2024.

Directors' compensation decreased nominally by $3,123, from $71,579 in the year ended December 31, 2023 to $68,456 in the year ended December 31, 2024.

There was no stock-based compensation in 2024, a reduction of $795,297 from the prior year because of no services provided by consultants who were compensated through the issuance of the Company's common stock.

Repairs and maintenance decreased by $22,062 from $22,771 in the year ended December 31, 2023 to $709 in the year ended December 31, 2024. The decrease is primarily related to a reduction in repairs incurred in the Belleville Facility.

The foreign exchange loss in the year ended December 31, 2024 of $1,168,768 was an increase of $1,494,132 from the income of $325,364 recorded in the year ended December 31, 2023, due primarily to the translation of significant United States dollar denominated transactions and balances during the current year including the convertible promissory notes, compared to the prior year, during a period of a weakening Canadian dollar compared to the United States dollar. In the prior year the Canadian dollar had strengthened compared to the United States dollar.

During the year ended December 31, 2024, the Company recorded a loss on the revaluation of the convertible promissory notes in the amount of $1,450,086 compared to loss of $3,059,969 in the year ended December 31, 2023. And, during the year ended December 31, 2024, the Company recognized a loss of $300,565 on a provision for loss on settlement of the claim from the general contractor for the construction of the Hamilton Facility. In addition, during the year ended December 31, 2024, the Company recognized a gain of $22,242 on the forgiveness of a portion of the CEBA loans on repayment in January of 2024. Further, as a result of a default judgement filed by the March 2022 Investor in September 2024 for their March 2022 Investor Note, certain actions were dropped which were previously accrued for and additional interest and other charges were added. The impact of the removal of the two causes of action totaling $2,250,000, plus the additional pre-judgement and other interest charged resulted in a reduction in the previous accrual for income in the amount of $1,191,033. And, in the prior year ended December 31, 2023 the Company incurred a loss of $74,359, on the conversions of a portion of a convertible promissory note. And, during the fourth quarter of 2024, two pieces of the Company's long-lived assets were disposed of by the lessor and the creditor at auction resulting in a gain of disposal of $151,128. Further, on December 31, 2024, the Company recorded an impairment loss on its long-lived assets held for sale in the amount of $1,564,401. In total, the other expenses for the year ended December 31, 2024 totaled $386,248 compared to the prior year, $2,949,522 a decrease of $2,563,274.

On December 31, 2024, due to the current market conditions, the Company recorded an impairment loss of $1,564,401 on the assets held for sale.

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

Stock-based compensation

The Company records compensation costs related to stock-based awards in accordance with ASC 718, Compensation-Stock Compensation, whereby the Company measures stock-based compensation cost at the grant date based on the estimated fair value of the award. Compensation cost is recognized on a straight-line basis over the requisite service period of the award. Where necessary, the Company utilizes the Black-Scholes option-pricing model to estimate the fair value of stock options granted, which requires the input of highly subjective assumptions including: the expected option life, the risk-free rate, the dividend yield, the volatility of the Company's stock price and an assumption for employee forfeitures. The risk-free rate is based on the U.S. Treasury bill rate at the date of the grant with maturity dates approximately equal to the expected term of the option. The Company has not historically issued any dividends and does not expect to in the near future. Changes in any of these subjective input assumptions can materially affect the fair value estimates and the resulting stock-based compensation recognized. The Company has not issued any stock options and has no stock options outstanding at December 31, 2024.

Indefinite Asset Impairments

The Company evaluates the intangible assets for impairment annually in the fourth quarter or when triggering events are identified and whether events and circumstances continue to support the indefinite useful life using Level 3 inputs. As at December 31, 2024 and December 31, 2023, the Company had no indefinite assets on its consolidated balance sheets.

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

At December 31, 2024, the Company tested the long-lived assets for impairment to determine whether the carrying value exceeded the fair value. The Company used quoted market values and recent offers for of its long-lived assets and determined that an asset impairment of $1,564,401 was required to be recognized.

Liquidity and Capital Resources

As at December 31, 2024, the Company had a cash balance of $1,295 (2023-$1,263) and current liabilities in the amount of $33,510,297 (2023-$30,823,963). As at December 31, 2024, the Company had a working capital deficit of $33,441,301 (2023-$30,390,423). The Company does not currently have sufficient funds to satisfy the current debt obligations. Should the Company's creditors seek or demand payment, the Company does not have the resources to pay for or satisfy any such claims currently. The Company has been in discussions with other creditors and equity investors for new financing options to repay or re-finance certain current debt obligations.

The Company's total assets at December 31, 2024 were $8,709,418 (2023-$11,755,903) and total current liabilities were $33,510,297 (2023-$30,823,963). Significant losses from operations have been incurred since inception and there is an accumulated deficit of $46,429,702 as of December 31, 2024 (2023-$38,570,531). Continuation as a going concern is dependent upon generating significant new revenue, raising external capital and refinancing certain current debt, whilst achieving profitable operations and maintaining current fixed expense levels.

To pay current debt obligations and to fund any future operations, the Company requires significant new funds, which the Company may not be able to obtain. In addition to the funds required to liquidate the $33,510,297 in current liabilities, the Company estimates that approximately $10,000,000 in additional funds must be raised to fund capital requirements and general corporate expenses for the next 12 months.

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

Our exposure to market risk for changes in interest rates relates primarily to our financing activities. We have no debt in the current and prior year that is exposed to changes in market interest rates as the interest rate on our debt is fixed.

Credit Risk Exposure - is the risk of loss associated with a counterparty's inability to perform its payment obligations. As at December 31, 2024, the Company's credit risk is primarily attributable to cash and trade receivables. As at December 31, 2024, the Company's cash was held with a Canadian chartered bank and a US bank.

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

Summary of Cash and Debt Obligations

The following is a summary of our cash and debt balances as of December 31:

	2024	2023
Cash	$1,295	$1,263
Debt:
Current portion	$21,730,791	$20,447,318
Long-term portion	-	-
Total debt	$21,730,791	$20,447,318

We use long-term borrowings in addition to the cash we are able to generate from operations as part of our overall financial strategy to support and grow our business. The components of our borrowings as of December 31, 2024 and 2023 are described in notes 9, 10, 11 and 13 to the consolidated financial statements.

Changes in our outstanding debt balances from December 31, 2023 to December 31, 2024 were primarily attributable to (i) increase in net debt borrowings of $405,455 and (ii) the impacts of other non-cash changes in our debt balances due to foreign currency translation and the loss on the revaluation of convertible promissory notes.

Refer to Security Purchase Agreements, Financing Agreements with PACE and Other financings noted above for details.

Summary of Cash Flow Activity

The following is a summary of our cash flows for the years ended December 31:

	2024	2023
Net cash used in operating activities (a)	$(1,849,939)	$(1,465,765)
Net cash used in investing activities (b)	$151,128	$(2,340,430)
Net cash provided by financing activities (c)	$525,455	$3,740,808

(a)	Net Cash Used in Operating Activities - The most significant items affecting the comparison of our operating cash flows in 2024 as compared with 2023 are summarized below:

Increase in Net Loss - Our loss from operations, excluding depreciation and amortization and other expenses increased by $674,571 in 2024, principally driven by reduced revenue, higher professional fees, interest and foreign exchange loss offset by lower cost of sales, lower marketing costs and stock-based compensation.

Changes in Assets and Liabilities -Our net cash used in operating activities was impacted by changes in assets and liabilities.

(b)	Net Cash Provided by (Used in) Investing Activities - The Company generated proceeds of $151,128 on the disposal of long-lived assets in 2024 compared to the purchase of long-lived assets of $2,340,430 in the prior year.

(c)	Net Cash Provided by Financing Activities - The most significant items affecting the comparison of our financing cash flows for the periods presented are summarized below:

Debt Borrowings - In the current year, the Company incurred net debt borrowings of $405,455, a decrease of $2,954,382 from the prior year and a decrease of $260,971 in private placement proceeds in 2024 from the prior year.

Refer to notes 9, 10, 11 and 13 to the consolidated financial statements for additional information related to our various borrowings.

Summary of Contractual Obligations and Commitments

The following table summarizes our contractual obligations of principal payments as of December 31, 2024 and the anticipated effect of these obligations on our liquidity in future years:

	2025	2026	2027	2028	2029	Thereafter	Total
Contractual Obligations:

Long-term debt (a)	$8,920,726	$-	$-	$-	$-	$-	$8,920,726
Convertible promissory notes	8,733,833	-	-	-	-	-	8,733,833
Loans payable to related parties	721,154						721,154
Management consulting agreements (b)	521,250	-	-	-	-	-	521,250
Various third-party consulting and other agreements	545,000	125,000	125,000	-	-	-	795,000
Road maintenance obligation (c)	6,950	-	-	-	-	-	6,950
Anticipated liquidity impact as of December 31, 2024	$19,448,913	$125,000	$125,000	$-	$-	$-	$19,698,913

(a)	These amount represents the scheduled principal payments related to the Company's long-term debt excluding interest.

Refer to note 9 to the consolidated financial statements for additional information on our long-term debt.

(b)	The management consulting contracts for the CEO and the CFO expired on December 31, 2024 and December 31, 2023 respectively. Although there are no contractual terms, the obligation noted above is based on the month-to-month fees for the services provided by the Company's officers for 2025.

(c)	The road maintenance obligation is invoiced annually by the City of Belleville, Ontario, Canada in the amount of $6,950 (C$10,000) and expires September 30, 2025.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Going Concern

The consolidated financial statements have been prepared in accordance with US GAAP, which assumes that the Company will be able to meet its obligations and continue its operations for the next twelve months.

As at December 31, 2024, the Company had a working capital deficit of $33,441,301 (2023-$30,390,423), incurred a net loss of $7,859,171 (2023-$8,225,334) for the year and had an accumulated deficit of $46,429,702 (December 31, 2023-$38,570,531) and expects to incur further losses in the development of its business.

On January 10, 2024, the Company stopped receiving waste at its waste processing and composting operation in Belleville, Ontario Canada, to address several non-compliance matters described in orders from the Ministry of the Environment, Conservation and Parks (the "MECP"). The Company continues to seek investors to raise funds through debt or equity. The Company was unsuccessful in raising funds with a firm through an advisory and distribution agreement announced on December 14, 2023.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 requires disclosure of significant segment expenses and other segment items that are regularly provided to the CODM and included within each reported measure of segment profit or loss, and the title and position of the entity's CODM. The amendments in this update also require entities to provide in interim periods all disclosures about a reportable segment's profit or loss and assets that are currently required annually. ASU 2023-07 was effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Amendments in this update are required to be applied retrospectively to all periods presented in the financial statements, unless it is impracticable. The adoption of ASU 2023-07 did not have a material impact on the Company's financial statements and disclosures.

There were no new accounting pronouncements issued and not yet adopted that were expected to have a material impact on the Company's consolidated financial position or results of operations in the current or future periods.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 8. Financial Statements and Supplementary Data.

SUSGLOBAL ENERGY CORP.
CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024 and 2023
(Expressed in United States Dollars)

CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of SusGlobal Energy Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SusGlobal Energy Corp. (the Company) as of December 31, 2024 and 2023, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2023, and the related consolidated notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

As discussed in Note 11, the Company borrows funds using convertible notes payable that contain a conversion price that may be fixed or fluctuates with the stock price.

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

The Woodlands, TX

May 14, 2025

SusGlobal Energy Corp.
Consolidated Balance Sheets
As at December 31, 2024 and 2023
(Expressed in United States Dollars)

	2024	2023
ASSETS
Current Assets
Cash	$1,295	$1,263
Trade receivables	-	55,579
Government remittances receivable	25,881	41,330
Prepaid expenses and deposits (note 6)	41,820	335,368
Total Current Assets	68,996	433,540

Long-lived Assets, net (note 7)	3,080,422	3,653,673
Long-lived Assets held for sale (note 7)	5,560,000	7,668,690
Long-Term Assets	8,640,422	11,322,363
Total Assets	$8,709,418	$11,755,903
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
Accounts payable (note 8)	$5,195,602	$3,960,270
Government remittances payable	390,621	473,691
Accrued liabilities (notes 8, 9, 10, 11, and 13)	6,193,283	5,942,684
Current portion of long-term debt (note 9)-in default	8,920,726	9,371,941
Current portion of obligations under capital lease (note 10)	-	66,037
Convertible promissory notes (note 11)-in default	12,088,911	10,519,824
Loans payable to related parties (note 13)	721,154	489,516
Total Current Liabilities	33,510,297	30,823,963
Total Liabilities	33,510,297	30,823,963

Stockholders' Deficiency
Preferred stock, $.0001 par value, 10,000,000 authorized, none issued and outstanding	-	-
Common stock, $.0001 par value, 150,000,000 authorized, 131,332,019 (2023- 125,272,975) shares issued and outstanding (note 14)	13,137	12,531
Additional paid-in capital	19,760,130	19,539,606
Shares to be issued	-	-
Accumulated deficit	(46,429,702)	(38,570,531)
Accumulated other comprehensive loss	1,855,556	(49,666)

Stockholders' deficiency	(24,800,879)	(19,068,060)

Total Liabilities and Stockholders' Deficiency	$8,709,418	$11,755,903
Going concern (note 2)
Commitments (note 15)
Subsequent events (note 22)

The accompanying notes are an integral part of these consolidated financial statements.

SusGlobal Energy Corp.
Consolidated Statements of Operations and Comprehensive Loss
For the years ended December 31, 2024 and 2023
(Expressed in United States Dollars)

	2024	2023

Revenue	$79,886	$610,461

Cost of Sales
Opening inventory	-	58,695
Depreciation	290,866	383,418
Direct wages and benefits	72,928	129,319
Equipment rental, delivery, fuel and repairs and maintenance	923,610	1,467,501
Utilities	311	115,331
Outside contractors	5,111	14,761
	1,292,826	2,169,025
Less: closing inventory	-	-
Total cost of sales	1,292,826	2,169,025

Gross loss	(1,212,940)	(1,558,564)

Operating expenses
Management compensation-stock- based compensation (notes 8 and 14)	216,000	230,400
Management compensation-fees (note 8)	547,650	466,830
Professional fees	682,965	580,596
Marketing	501	122,978
Interest expense (notes 8, 9, 10, 11 and 13)	1,214,288	830,797
Office and administration	312,216	508,144
Rent and occupancy (note 9)	240,643	212,521
Insurance	42,988	43,034
Filing fees	34,520	42,490
Amortization of financing costs	165,878	115,175
Repairs and maintenance	709	22,771
Director compensation (notes 8 and 14)	68,456	71,579
Stock-based compensation (noted 9 and 14)	-	795,297
Foreign exchange loss (income)	1,168,768	(325,364)
Total operating expenses	4,695,582	3,717,248

Net Loss from Continued Operations Before Other Expenses	(5,908,522)	(5,275,812)
Other Expenses (note 16)	(386,248)	(2,949,522)
Net Loss from Continued Operations	(6,294,770)	(8,225,334)
Net Loss from Assets Held for Sale	(1,564,401)	-
Net Loss	(7,859,171)	(8,225,334)
Other comprehensive loss
Foreign exchange income (loss)	1,905,222	(427,519)

Comprehensive loss	$(5,953,949)	$(8,652,853)

Net loss per share-basic and diluted from continuing operations and from assets held for sale	$(0.06)	$(0.07)

Weighted average number of common shares outstanding- basic and diluted	126,975,736	121,529,659

The accompanying notes are an integral part of these consolidated financial statements.

SusGlobal Energy Corp.
Consolidated Statements of Changes in Stockholders' Deficiency
For the years ended December 31, 2024 and 2023
(Expressed in United States Dollars)

						Accumulated
			Additional	Shares		Other
	Number	Common	Paid-	to be	Accumulated	Comprehensive
	of Shares	Shares	in Capital	Issued	Deficit	Loss	Total
Balance-December 31, 2022	113,438,832	$11,348	$17,152,018	$213,600	$(30,345,197)	$377,853	$(12,590,378)
Shares issued for proceeds previously received	500,000	50	153,450	(153,500)	-	-	-
Cancellation of shares to be issued	-	-	-	(60,100)	-	-	(60,100)
Share issued to officers	3,100,000	310	446,090	-	-	-	446,400
Shares issued to employee	20,000	2	2,878	-	-	-	2,880
Shares issued to director	100,000	10	20,990	-	-	-	21,000
Shares issued on conversion of related party debt	2,911,852	291	578,710	-	-	-	579,001
Shares issued on private placement	1,536,582	153	380,818	-	-	-	380,971
Shares issued on conversion of debt	1,650,709	165	373,835	-	-	-	374,000
Shares issued for professional services	1,790,000	179	396,716	-	-	-	396,895
Shares issued for other services	225,000	23	34,101	-	-	-	34,124
Other comprehensive loss	-	-	-	-	-	(427,519)	(427,519)
Net loss	-	-	-	-	(8,225,334)	-	(8,225,334)
Balance-December 31, 2023	125,272,975	$12,531	$19,539,606	$-	$(38,570,531)	$(49,666)	$(19,068,060)

The accompanying notes are an integral part of these consolidated financial statements.

						Accumulated
			Additional	Shares		Other
	Number	Common	Paid-	to be	Accumulated	Comprehensive
	of Shares	Shares	in Capital	Issued	Deficit	Loss	Total
Balance-December 31, 2023	125,272,975	$12,531	$19,539,606	$-	$(38,570,531)	$(49,666)	$(19,068,060)
Shares issued on conversion of related party accounts payable to equity	809,044	81	101,049	-	-	-	101,130
Shares issued on private placement	6,000,000	600	119,400	-	-	-	120,000
Cancellation of shares for professional services	(750,000)	(75)	75		-	-	-
Other comprehensive loss	-	-	-	-	-	1,905,222	1,905,222
Net loss	-	-	-	-	(7,859,171)	-	(7,859,171)
Balance-December 31, 2024	131,332,019	$13,137	$19,760,130	$-	$(46,429,702)	$1,855,556	$(24,800,879)

The accompanying notes are an integral part of these consolidated financial statements.

SusGlobal Energy Corp.
Consolidated Statements of Cash Flows
For the years ended December 31, 2024 and 2023
(Expressed in United States Dollars)
(unaudited)

	2024	2023
Cash flows from operating activities
Net loss	$(7,859,171)	$(8,225,334)
Adjustments for:
Depreciation	292,078	384,642
Gain on disposal of long-lived assets	(151,128)	-
Gain on forgiveness of long-term debt	(22,242)	-
Provision for losses	(1,191,033)	2,740,661
Impairment loss on long-lived assets	1,564,401	-
Loss on settlement of claim	300,565	-
Amortization of financing fees	165,878	115,175
Stock-based compensation	216,000	901,299
Loss on conversion of convertible promissory notes	-	74,359
Gain on extinguishment of long-term debt	-	(2,925,467)
Loss on revaluation of convertible promissory notes	1,450,086	3,059,969
Non-cash additions to convertible promissory notes on amendments	-	-
Changes in non-cash working capital:
Trade receivables	53,676	14,976
Government remittances receivable	12,722	(33,496)
Inventory	-	58,695
Prepaid expenses and deposits	(27,770)	(253,266)
Accounts payable	1,732,928	694,441
Government remittances payable	(47,059)	91,285
Accrued liabilities	1,660,130	1,836,296
Net cash used in operating activities	(1,849,939)	(1,465,765)
Cash flows from investing activities
Purchase of long-lived assets	-	(2,340,430)
Proceeds on disposal of long-lived assets	151,128	-
Net cash used in investing activities	151,128	(2,340,430)
Cash flows from financing activities
Advance of long-term debt (net of financing fees)	205,363	3,666,155
Repayment of long-term debt	(103,033)	(963,549)
Repayments of obligations under capital lease	(63,775)	(57,484)
Advances of convertible promissory notes	110,500	-
Advances of loans payable to related parties (net of financing fees)	301,891	819,629
Repayments of loans payable to related parties	(45,491)	(104,914)
Subscription payable proceeds (net of share issue costs)	120,000	380,971
Net cash provided by financing activities	525,455	3,740,808
Effect of exchange rate on cash	1,173,388	23,750
Increase (decrease) in cash	32	(41,637)
Cash and cash equivalents-beginning of year	1,263	42,900
Cash and cash equivalents-end of year	$1,295	$1,263

The accompanying notes are an integral part of these consolidated financial statements.

SusGlobal Energy Corp.
Consolidated Statements of Cash Flows
For the years ended December 31, 2024 and 2023
(Expressed in United States Dollars)
(unaudited)

	2024	2023
Supplemental Cash Flow Disclosure:
Interest paid	$174,021	$654,754
Supplementary Non-Cash Disclosure:
Common stock issued at fair value for conversion of debt, plus accrued interest, and other fees	$-	$374,000
Common stock issued at fair value on extinguishment of existing debt	$-	$-
Common stock yet to be issued	$-	$-
Common stock issued at fair value for conversion of related party debt and accounts payable	$101,130	$579,001

The accompanying notes are an integral part of these consolidated financial statements.

SusGlobal Energy Corp.
Notes to the Consolidated Financial Statements
December 31, 2024 and 2023
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

The Company incurred a net loss of $7,859,171 (2023-$8,225,334) for the year ended December 31, 2024 and as at that date had a working capital deficit of $33,441,301 (December 31, 2023-$30,390,423) and an accumulated deficit of $46,429,702 (December 31, 2023-$38,570,531) and expects to incur further losses in the development of its business.

On January 10, 2024, the Company stopped receiving waste at its waste processing and composting operation in Belleville, Ontario Canada, to address several non-compliance matters described in orders from the Ministry of the Environment, Conservation and Parks (the "MECP"). The Company continues to seek investors to raise funds through debt or equity. The Company was unsuccessful in raising funds with a firm through an advisory and distribution agreement announced on December 14, 2023.

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
December 31, 2024 and 2023
(Expressed in United States Dollars)

3. Recently Adopted Accounting Pronouncements

The following section provides a description of new accounting pronouncements ("Accounting Standard Update" or "ASU") issued by the Financial Accounting Standards Board ("FASB") that are applicable to the Company.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 requires disclosure of significant segment expenses and other segment items that are regularly provided to the CODM and included within each reported measure of segment profit or loss, and the title and position of the entity's CODM. The amendments in this update also require entities to provide in interim periods all disclosures about a reportable segment's profit or loss and assets that are currently required annually. ASU 2023-07 was effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Amendments in this update are required to be applied retrospectively to all periods presented in the financial statements, unless it is impracticable. The adoption of ASU 2023-07 did not have a material impact on the Company's financial statements and disclosures.

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

Certain fair values may be estimated at the acquisition date pending confirmation or completion of the valuation process. Where provisional values are used in accounting for a business combination, they are adjusted retrospectively in subsequent periods. However, the measurement period will not exceed one year from the acquisition date. If the assets acquired are not a business, the transaction is accounted for as an asset acquisition. The Company's acquisition of 1684567, effective May 24, 2019, was accounted for as an asset acquisition whereby the total acquisition price was allocated on assets acquired based on relative fair values and acquisition-related costs are considered a part of the acquisition price.

SusGlobal Energy Corp.
Notes to the Consolidated Financial Statements
December 31, 2024 and 2023
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
December 31, 2024 and 2023
(Expressed in United States Dollars)

4. Significant Accounting Policies, (continued)

In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible and also considers counterparty credit risk in its assessment of fair value. The Company had no financial assets or liabilities recorded at fair value on a recurring basis as at December 31, 2024, and December 31, 2023 except for the convertible promissory notes for which the Company elected the fair value option. The convertible promissory notes for which the fair value option has been elected are carried at fair value based on Level 3 inputs (see note 12).

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
December 31, 2024 and 2023
(Expressed in United States Dollars)

4. Significant Accounting Policies, (continued)

k)      Impairment of long-lived assets

In accordance with ASC 360, "Property, Plant and Equipment", long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable.

The Company evaluates at each balance sheet date whether events or circumstances have occurred that indicate possible impairment. If there are indications of impairment, the Company uses future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the carrying amounts are recoverable. In the event that such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value. On December 31, 2024, the Company tested the long-lived assets for impairment to determine whether the carrying value exceeded the fair value. The Company used quoted market values and independent appraisals of its long-lived assets and determined that no impairment loss was required to be recognized.

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

SusGlobal Energy Corp.
Notes to the Consolidated Financial Statements
December 31, 2024 and 2023
(Expressed in United States Dollars)

4. Significant Accounting Policies, (continued)

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

r)      Stock-based compensation

The Company records compensation costs related to stock-based awards in accordance with ASC 718, Compensation-Stock Compensation, whereby the Company measures stock-based compensation cost at the grant date based on the estimated fair value of the award. Compensation cost is recognized on a straight-line basis over the requisite service period of the award. Where necessary, the Company utilizes the Black-Scholes option-pricing model to estimate the fair value of stock options granted, which requires the input of highly subjective assumptions including: the expected option life, the risk-free rate, the dividend yield, the volatility of the Company's stock price and an assumption for employee forfeitures. The risk-free rate is based on the U.S. Treasury bill rate at the date of the grant with maturity dates approximately equal to the expected term of the option. The Company has not historically issued any dividends and does not expect to in the near future. Changes in any of these subjective input assumptions can materially affect the fair value estimates and the resulting stock-based compensation recognized. The Company has not issued any stock options and has no stock options outstanding at December 31, 2024.

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

5. Financial Instruments

Interest, Credit and Concentration Risk

Interest rate risk is the risk borne by an interest-bearing asset or liability as a result of fluctuations in interest rates. Financial assets and financial liabilities with variable interest rates expose the Company to cash flow interest rate risk. The Company is not exposed to significant interest rate risk on the current portion of its long-term debt as the interest rates are fixed.

SusGlobal Energy Corp.
Notes to the Consolidated Financial Statements
December 31, 2024 and 2023
(Expressed in United States Dollars)

5. Financial Instruments, (continued)

Credit risk is the risk of loss associated with a counterparty's inability to perform its payment obligations. As at December 31, 2024, the Company's credit risk is primarily attributable to cash and trade receivables. As at December 31, 2024, the Company's cash was held with a Canadian chartered bank and a United States of America bank.

With regards to credit risk with customers, the customers' credit evaluation is reviewed by management and account monitoring procedures are used to minimize the risk of loss. The Company believes that no additional credit risk beyond the amounts provided for by the allowance for doubtful accounts is inherent in accounts receivable. As at December 31, 2024 and 2023, the allowance for doubtful accounts was $nil (C$nil).

As at December 31, 2024, the Company is exposed to concentration risk as it had no customers (2023-three customers) representing greater than 5% of total trade receivables and no customers (December 31, 2023-three customers) represented nil% (December 31, 2023 - 97%) of trade receivables. The Company had certain customers whose revenue individually represented 10% or more of the Company's total revenue.  These customers accounted for 96% (73%, 13% and 10%) (2023-94%; 39% 31%, 14% and 10%) of total revenue.

Liquidity Risk

Liquidity risk is the risk that the Company will be unable to meet its obligations as they fall due. The Company takes steps to ensure it has sufficient working capital and available sources of financing to meet future cash requirements for capital programs and operations. Management is considering all its options to refinance its obligations and repay creditors. Refer also to going concern, note 2 and subsequent events, note 21.

The Company actively monitors its liquidity to ensure that its cash flows and working capital are adequate to support its financial obligations and the Company's capital programs. To continue operations, the Company will need to raise capital, repay all of its outstanding obligations and complete the refinancing of its real property and organic waste processing and composting facility. There is no assurance of funding being available or available on acceptable terms. Realization values may be substantially different from carrying values as shown. Refer also to going concern, note 2 and subsequent events note 21.

Currency Risk

Although the Company's functional currency is the C$, the Company realizes a portion of its expenses in United States Dollars ("$"). Consequently, certain assets and liabilities are exposed to foreign currency fluctuations. As at December 31, 2024, $2,323,951 (2023-$3,343,815) of the Company's net monetary liabilities were denominated in $. The Company has not entered into any hedging transactions to reduce the exposure to currency risk.

6. Prepaid Expenses and Deposits

Included in prepaid expenses and deposits are costs, primarily for professional services to be expensed as stock-based compensation after December 31, 2024, in the amount of $nil (December 31, 2023-$216,000). The professional services disclosed under stock-based compensation related to general corporate consulting, marketing, branding and commercialization to market, and general investor relations services. The common shares issued for professional services are also noted under capital stock, note 14. The balance consists of costs and deposits for services expiring or relating to periods after December 31, 2024, including rent and a professional services retainer.

SusGlobal Energy Corp.
Notes to the Consolidated Financial Statements
December 31, 2024 and 2023
(Expressed in United States Dollars)

7. Long-lived Assets, net

		2024		2023
	Cost	Accumulated	Net book value	Net book value
		depreciation
Land	$1,465,060	$-	$1,465,060	$1,593,859
Composting buildings	2,107,323	914,609	1,192,714	1,435,124
Gore cover system	978,575	690,148	288,427	420,245
Driveway and paving	322,133	187,912	134,221	174,058
Signage	5,744	5,744	-	1,256
Automotive equipment	-	-	-	29,131
	$4,878,835	$1,798,413	$3,080,422	$3,653,673

During the year ended December 31, 2024, depreciation is disclosed in cost of sales in the amount of $290,866 (C$398,337) (2023-$383,418; C$517,433) and in office and administration in the amount of $1,212 (C$1,661) (2023-$1,224; C$1,653) in the consolidated statements of operations and comprehensive loss. In addition, the Company realized a gain on the disposal of long-lived assets, in the amount of $151,128. Refer also to other expenses, not 16(g).

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

In accordance with ASC 205-20, a disposal of a component or a group of components should be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results when a component of or group of components meets the initial criteria for classification of held for sale to be classified as held for sale. Per the initial criteria for classification of held for sale, a component or a group of components, or a business or nonprofit activity (the entity to be sold), should be classified as held for sale in the period in which all of the following criteria are met:

• Management, having the authority to approve the action, commits to a plan to sell the long-lived assets to be sold.

• The long-lived assets to be sold are available for immediate sale in their present condition subject only to terms that are usual and customary for sales of such long-lived assets to be sold.

• An active program to locate a buyer or buyers and other actions required to complete the plan to sell the long-lived assets to be sold have been initiated.

• The sale of the long-lived assets to be sold is probable (the future event or events are likely to occur), and transfer of the long-lived assets to be sold is expected to qualify for recognition as a completed sale, within one year, unless events or circumstances beyond an entity's control extend the period required to complete the sale as discussed below.

• The long-lived assets to be sold are being actively marketed for sale at a price that is reasonable in relation to its current fair value.

Actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.

On December 31, 2024, the Company recorded an impairment loss in the long-lived assets-held for sale, as a result of current market conditions.

8. Related Party Transactions

For the year ended December 31, 2024, the Company incurred $438,120 (C$600,000) (2023-$355,680; C$480,000) respectively, in management fees expense with Travellers International Inc. ("Travellers"), an Ontario company controlled by a director and the president and chief executive officer (the "CEO"); and $109,530 (C$150,000) (2023-$111,150; C$150,000) in management fees expense with the Company's chief financial officer (the "CFO"). As at December 31, 2024, unpaid remuneration and unpaid expenses in the amount of $488,294 (C$702,581) (2023-$171,733; C$227,130) is included in accounts payable and $212,695 (C$306,036) (2023-$138,963; C$183,789) in accrued liabilities in the consolidated balance sheets.

SusGlobal Energy Corp.
Notes to the Consolidated Financial Statements
December 31, 2024 and 2023
(Expressed in United States Dollars)

8. Related Party Transactions, (continued)

For the year ended December 31, 2024, the Company incurred $114,064 (C$156,209) (2023-$103,496; C$139,670) in rent expense paid under a lease agreement, currently under a month-to-month lease with Haute Inc. ("Haute"), an Ontario company controlled by the CEO.

In addition, during the year ended December 31, 2024, Travellers converted $101,130 (C$135,600) (December 31, 2023-$579,271; C$779,383 in outstanding accounts payable and loans) in outstanding accounts payable for 809,044 (December 31, 2023-2,911,852) common shares of the Company, based on closing trading prices on the day prior to each conversion.

For those independent directors providing their services throughout 2024, the Company recorded directors' compensation in the amount of $68,456 (C$93,750) (2023-$71,579; $96,597). As of December 31, 2024, outstanding directors' compensation of $246,407 (C$354,543) (2023-$197,186; C$260,793) is included in accrued liabilities in the consolidated balance sheets. In addition, during the prior year, a new independent director was awarded stock-based compensation consisting of 100,000 common shares of the Company, valued at $21,000 based on the trading price on his appointment.

Furthermore, for the year ended December 31, 2024, the Company recognized management stock-based compensation expense of $216,000 (2023-$230,400), on the common stock issued to the CEO and the CFO, nil (2023-3,000,000) and nil (2023-100,000) common stock respectively, on their executive consulting agreements and $nil (2023-$2,880) and nil (2023-20,000) common stock issued to an employee.

9. Long-Term Debt

		2024	2023
(a)i.)	Mortgage Payable-Due June 1, 2024	$3,903,315	$4,213,705
(a)ii)	Mortgage Payable-Due March 1, 2024	1,042,500	1,126,692
(a)iii)	Mortgage Payable-Due November 2, 2025	1,390,000	1,512,200
(a)iv)	Mortgage Payable-Due November 2, 2024	729,750	773,465
(a)v)	Mortgage Payable-Due December 14, 2024	1,552,141	1,616,508
(a)vi.)	Mortgage Payable-Due October 2, 2024	303,020	-
(b)	Canada Emergency Business Account-Due January 18, 2024	-	75,610
(c)	Corporate Term Loan-Due April 7, 2025	-	53,761
		8,920,726	9,371,941
Current portion		(8,920,726)	(9,371,941)
Long-Term portion		$-	$-

(a) i. On December 1, 2023, this 1st mortgage was renewed with a new maturity date of June 1, 2024 and a fixed interest rate of 13% per annum. On renewal, the 1st mortgage was increased by $289,315 (C$416,280), from $3,614,000 (C$5,200,000) to $3,903,315 (C$5,616,280), to account for increased interest based on the previous variable rate, three months of prepaid interest and a financing fee. The 1st mortgage is secured by the shares held of 1684567, a 1st mortgage on the Belleville Facility and a general assignment of rents. Financing fees on the 1st mortgage totaled $316,516 (C$455,419). As at December 31, 2024 $456,982 (C$657,528) (December 31, 2023-$44,555; C$58,928) of accrued interest is included in accrued liabilities in the consolidated balance sheets. In addition, as at December 31, 2024 there is $nil (C$nil) (December 31, 2023-$32,764; C$43,333) of unamortized financing fees included in long-term debt in the balance sheets.

ii. On March 1, 2023, the Company obtained a 2nd mortgage in the amount of $1,042,500 (C$1,500,000) bearing interest at the annual rate of 12%, repayable monthly, interest only with a maturity date of March 1, 2024, secured as noted under paragraph i) above. The Company incurred financing fees of $41,700 (C$60,000). As at December 31, 2024 $104,250 (C$150,000) (December 31, 2023-$11,187; C$14,795) of accrued interest is included in accrued liabilities in the consolidated balance sheets. In addition, as at December 31, 2024 there is $nil (C$nil) (December 31, 2023-$7,457; C$9,863) of unamortized financing fees included in long-term debt in the consolidated balance sheets.

iii. On November 2, 2023, the Company completed the purchase of additional land, consisting of a 2.03-acre site in Hamilton, Ontario, Canada for $2,154,500 (C$3,100,000), prior to an additional disbursement of $40,640 (C$58,475) representing land transfer tax. The Company obtained a vendor take-back mortgage in the amount of $1,390,000 (C$2,000,000) bearing

SusGlobal Energy Corp.
Notes to the Consolidated Financial Statements
December 31, 2024 and 2023
(Expressed in United States Dollars)

9. Long-Term Debt, (continued)

interest at 7% annually, payable monthly, interest only and maturing November 2, 2025. An additional mortgage, as noted below under paragraph iv), was arranged to complete the purchase.

iv. In connection with the purchase of additional land noted above under paragraph iii) above, a 2nd mortgage was obtained in the amount of $729,750 (C$1,050,000) bearing interest at 13% annually, payable monthly interest only and secured by a 3rd mortgage on the property at the Belleville Facility.

v. On December 14, 2023, the Company made arrangements to repay the previous 1st mortgage on the first property purchased in Hamilton, Ontario, Canada on August 17, 2021, for a new 1st mortgage in the amount of $1,552,141 ($C2,233,298) with new creditors. The original 1st mortgage was a vendor take back mortgage, as noted below under paragraph vi).

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

vii On April 2, 2024, the Company received funds in the amount of $136,239 (C$196,028) for a $225,031 ($323,786) 4th mortgage secured by the Belleville Facility bearing interest at 12% annually payable monthly interest only maturing October 2, 2024, cross collateralized by a 3rd mortgage secured by the additional land in Hamilton, Ontario, Canada, net of unpaid interest, a financing fee of $18,765 (C$27,000) and six months of capitalized interest. Further, additional sums totaling $77,989 (C$112,214) were advanced after April 2, 2024, resulting in a balance of $303,020 (C$436,000) at December 31, 2024.

For the year ended December 31, 2024, $1,126,326 (C$1,542,490) (2023-$718,535; C$969,683) in interest was incurred on the mortgages payable.

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

          These CEBA loans were repaid on January 9, 2024 and January 11, 2024, in total $48,650 (C$70,000) and $22,242 (C$30,000) was forgiven as outlined in the CEBA term loan agreements. The forgiven amount is recorded under other expenses in the consolidated statements of operations and comprehensive loss. Refer also to other expenses, note 16(h).

(c) On April 8, 2021, the Company took delivery of a truck and hauling trailer for a total purchase price of $151,745 (C$218,338) plus applicable harmonized sales taxes. The purchase was financed by a bank term loan of $139,000 (C$200,000), over a forty-eight-month term, bearing interest at 4.95% per annum with monthly blended instalments of principal and interest payments of $3,406 (C$4,901) due April 7, 2025. The last payment made was on February 7, 2024. On August 13, 2024, the lender took possession of the truck and hauling trailer to be auctioned. On December 18, 2024, the Company received the net proceeds from the creditor on the auction sale, net of disposal costs and the balance of the outstanding corporate loan and interest with the creditor in the amount of $47,049 (C$67,697). Refer also to other expenses, note 16(g).

For the year ended December 31, 2024, $246 (C$337) (2023-$3,238; C$4,369) in interest was incurred.

SusGlobal Energy Corp.
Notes to the Consolidated Financial Statements
December 31, 2024 and 2023
(Expressed in United States Dollars)

10. Obligations under Capital Lease

	2024	2023

Obligations under Capital Lease	$-	$66,037
Less: current portion	-	(66,037)
Long-term portion	$-	$-

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

The Company was in arrears with payments to the lessor. The last payment made was on January 27, 2024. As a result, on May 24, 2024, the lessor repossessed the equipment. On December 18, 2024, the Company received the net proceeds from the sale of the leased equipment at the auction in the amount of $1,391 (C$2,001), net of the outstanding obligation under capital lease, including outstanding interest. Refer also to other expenses, note 16(g).

For the year ended December 31, 2024, $172 (C$236) (2023-$3,687; C$4,976) in interest was incurred.

11. Convertible Promissory Notes

		2024	2023

(a)	Convertible promissory notes-October 28 and 29, 2021	$3,432,025	$2,898,595
(b)	Convertible promissory notes-March 3 and 7, 2022	6,927,508	6,065,878
(c)	Convertible promissory note-June 23, 2022	1,564,475	1,555,351
(d)	Convertible promissory note-April 12, 2024, amended May 23, 2024	164,903	-
		$12,088,911	$10,519,824

The convertible promissory notes, which are in default, are accounted for under the fair value option in the consolidated financial statements.

The actual principal outstanding on the balance of the convertible promissory notes as at December 31, 2024 is $8,733,833 (December 31, 2023-$7,442,600), including accrued interest of $2,391,450 (2023-$1,232,440).

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

SusGlobal Energy Corp.
Notes to the Consolidated Financial Statements
December 31, 2024 and 2023
(Expressed in United States Dollars)

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

Pursuant to the September 15, 2022 amendment, the Company and the October 29, 2021 investor agreed that the outstanding principal amount of the October 29, 2021 investor note would increase by 10% to $1,618,100 from the previously issued principal amount of $1,471,000. The new agreed upon maturity date was changed to November 15, 2022, subject to certain conditions and the maturity date would automatically be extended to January 15, 2023, provided that the October 29, 2021 investor does not notify the Company in writing prior to the maturity date that the automatic extension of the maturity date has been cancelled. In connection with this amendment, the Company agreed to use its best efforts to promptly facilitate the conversion of the October 29, 2021 investor note into shares of the Company's common stock.

As a result of the default on November 15, 2022, the Company was informed that the October 29, 2021 investor will now be accruing interest at the default rate of 24% per annum.  In addition, on October 4, 2023, an action was launched by the October 29, 2021 investor, who claimed he was owed $1,300,000 plus accrued interest which is after conversions of $318,100 during 2022 and 2023 and accrued interest of $657,337 as at December 31, 2024 (December 31, 2023-$345,337). The fair value of this convertible promissory note, included in the total in the table above, is $2,835,298 (December 31, 2023-$2,404,558). The Company intends to repay the balance owed when it is financially able to do so.

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

SusGlobal Energy Corp.
Notes to the Consolidated Financial Statements
December 31, 2024 and 2023
(Expressed in United States Dollars)

11. Convertible Promissory Notes, (continued)

Previously, the conversion price was a 30% discount to the price at which the securities were sold in connection with the Liquidity Event. In consideration for the extension of the maturity date, the Company agreed to issue the investor 500,000 shares of the Company's common stock. The Company used the with-and-without method to allocate the proceeds between the convertible promissory note and the common shares. As a result, all the proceeds were allocated to the convertible promissory note and $nil to the common shares. As a result of the default on July 28, 2023, the Company is now incurring interest at the default rate of 24%. As at December 31, 2024, this note had a principal balance of $432,523 (December 31, 2023-$355,205) including accrued interest of $110,363 (December 31, 2023-$33,045). The fair value of this convertible promissory note, included in the table above, is $596,727 (December 31, 2023-$494,037).

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

During the prior year the October 29, 2021 investor provided the Company with notices of conversion to convert in total $243,100 of his investor note having a fair value on conversion of $374,000 for 1,650,709 of common shares of the Company. The conversion prices per share ranged from $0.1294 to $0.3400.

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

SusGlobal Energy Corp.
Notes to the Consolidated Financial Statements
December 31, 2024 and 2023
(Expressed in United States Dollars)

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

Pursuant to the September 15, 2022 amendment, the Company and the March 2022 Investors agreed that the outstanding principal amount totaling $2,400,000 would increase by 10% to $2,640,000. The new agreed upon maturity date was November 15, 2022, subject to certain conditions and the maturity date was extended to January 15, 2023. In connection with this amendment, the Company agreed to use its best efforts to promptly facilitate the conversion of the March 2022 Investor Notes into shares of the Company's common stock only after the October 29, 2021 investor note, as described under paragraph (a) above, has been fully converted.

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

As noted above, on June 8, 2023 the counsel for the March 2022 Investors provided the Company with a notice of default. This resulted in the principal balance of the March 2022 Investor Notes increasing in principal from $2,640,000 in total to $3,168,000, in total. In addition, interest is accruing at the rate of 24% per annum. As at December 31, 2024, the principal balance of the March 2022 investor notes totaled $4,782,378, including accrued interest of $1,614,378 (2023-$4,022,058 including accrued interest of $854,058) is included in the convertible promissory notes balance.

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

SusGlobal Energy Corp.
Notes to the Consolidated Financial Statements
December 31, 2024 and 2023
(Expressed in United States Dollars)

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

 (d) On April 12, 2024, the Company executed one convertible promissory note (the "April 2024 Investor Note") with the June 2022 in the amount of $120,000 bearing interest at 10% per annum and having an OID of 10%. The April 2024 Investor Note was amended by the June 2022 Investor on May 23, 2024 resulting in a principal increase of $12,223. The maturity date of the April 2024 Investor Note is October 12, 2024. The proceeds from the April 2024 Investor Note were used to repay certain outstanding accounts. If this April 2024 Investor Note is not repaid by the maturity date, it will bear interest at the lesser of 18% and the maximum amount permitted under the law from the due date until paid. The June 2022 Investor may convert this April 2024 Investor Note on an event of default. The conversion price, only upon an event of default, will be 90% (a 10% discount) based on the lowest trading price on the previous twenty trading days ending on the date of conversion. The initial reserved amount shall be 5,000,000 shares of common stock. The Company also incurred professional fees of $8,500 which reduced the net proceeds on this April 2024 Investor Note. As at December 31, 2024, the principal balance of the April 2024 Investor Note totaled $141,595 (December 31, 2023- $nil), including accrued interest of $9,372 (December 31, 2023-$nil). The Company has disclosed the fair value of this convertible promissory note as $164,903 (December 31, 2023-$nil).

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

During the prior year the Company issued 1,650,709 common shares on the conversion of convertible promissory notes in the amount of $243,100 having a fair value on conversion of $374,000 at conversion prices ranging from $0.1294 to $0.3400 per share.

Refer also to going concern, note 2.

SusGlobal Energy Corp.
Notes to the Consolidated Financial Statements
December 31, 2024 and 2023
(Expressed in United States Dollars)

11. Convertible Promissory Notes, (continued)

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

Gains and losses attributable to changes in credit risk were insignificant during the years ended December 31, 2024 and 2023. The Company recognized a loss of $1,450,086 (2023-$3,059,969) on the convertible promissory notes attributed to the change in fair value of the convertible promissory notes for the year ended December 31, 2024.  In addition, for the year ended December 31, 2024, the Company incurred debt issuance costs of $8,500 (2023-$nil), which were expensed as incurred.

12. Fair Value Measurement

The following table presents information about the Company's financial assets and liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation:

	Fair Value Measurements as of December 31, 2024 and 2023
	Using			Total	Total
	Level 1	Level 2	Level 3	2024	2023
Assets:	$-	-	-	$-	$-
Liabilities:
Convertible promissory notes	-	-	12,088,911	12,088,911	10,519,824
	$-	-	12,088,911	$12,088,911	$10,519,824

During the years ended December 31, 2024 and 2023, there were no transfers between Level 1, Level 2, or Level 3. There were no other financial assets or liabilities measured at fair value on a recurring basis as of December 31, 2024.

The following table summarizes the change in Level 3 financial instruments during the year ended December 31, 2024.

	2024	2023
Fair value at December 31, 2023	$10,519,824	$7,796,433
Fair value at issuance	182,143
Amendments	13,191	2,180,923
Conversions/repayments	-	(336,578)
Mark to market adjustment	1,373,753	879,046
Fair value at December 31, 2024	$12,088,911	$10,519,824

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

The fair value of the convertible promissory notes at issuance and at each reporting period was estimated based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The Company used a scenario-based

SusGlobal Energy Corp.
Notes to the Consolidated Financial Statements
December 31, 2024 and 2023
(Expressed in United States Dollars)

12. Fair Value Measurement (continued)

binomial model to estimate the fair value of the convertible promissory notes. The model determines the fair value from a market participant's perspective by evaluating the payouts under hold, convert, or call decisions. The most significant estimates and assumptions used as inputs are those concerning type, timing and probability of specific scenario outcomes. Specifically, the Company assigned a probability of default, which would increase the required payout as described in Note 11 and calculated the fair value under each scenario.

At the issuance dates of the convertible promissory notes, the probability of default ("PD") was assumed to be 75% (2023-75%), except for those which were amended post maturity, which were assumed to be 100%. The probability of default was determined in reference to a 1-year PD rate for a 'CCC+' rating at issuance, and a combination of 'CC' and 'CCC-' credit ratings at December 31, 2024 and 2023. Increasing (decreasing) the probability of default would result in a significantly higher (lower) fair value measurement.

Other significant unobservable inputs include the expected volatility and the credit spread. The expected volatility was based on the historical volatility over a look-back period that was consistent with the balance-remaining term of the instruments. A range of 220.4% to 247.8% was used for the expected volatility (2023-162.4% to164.8%). The discount for lack of marketability was determined using a range of option pricing methodologies using the remaining restriction term corresponding to each instrument on the relevant valuation date. The credit spread was determined in reference to credit yields of companies with similar credit risk at the date of valuation. A premium of 10% (2023-10%) was added to the credit spread as an instrument specific adjustment to reflect the Company's risk of default. A range of 22.95% to 22.95% (2023-22.95% to 22.95%) was used for the credit spread.

13. Loans Payable to Related Parties

	2024	2023

Directors	$48,500	$47,500
CFO	23,533	-
Shareholders	3,000	-
Haute Inc.	646,121	442,016
Total	$721,154	$489,516

The loans owing to directors were received by the Company on June 6, 2022, March 16, 2023 and June 21, 2024, are unsecured, bearing interest at 5% per annum and due on demand.

On December 5, 2023, the Company received a loan from Haute Inc., in the amount of $417,000 (C$600,000) bearing interest at 13% per annum, due June 5, 2024. The net proceeds were $233,864 (C$336,495) after deducting outstanding interest on existing mortgages for a wholly owned subsidiary, 1684567, and other disbursements in the amount of $141,895 (C$204,165), a financing fee in the amount of $12,510 (C$18,000) plus the applicable harmonized sales taxes of $1,626 (C$2,340). In addition, six months of interest in the amount of $27,105 (C$39,000) was capitalized. During the year ended December 31, 2024 $2,578 (2023-$2,298) was incurred on the directors' loans. As at December 31, 2023, $3,386 of accrued interest is included in accrued liabilities in the consolidated balance sheets.

On January 9, 2024, the Company received a loan from Haute Inc., in the amount of $229,121 (C$329,670) bearing interest at 13% per annum due July 9, 2024. The proceeds received on January 9, 2024 net of capitalized interest of $13,553 (C$19,500) for six months and a financing fee of $6,255 (C$9,000) plus the applicable harmonized sales taxes of $813 (C$1,170) amounted to $208,500 (C$300,000).

During the year ended December 31, 2024, Travellers converted $101,130 (C$135,600) (December 31, 2023-$579,271; C$779,383 in outstanding accounts payable and loans) in outstanding accounts payable for 809,044 (December 31, 2023-2,911,852) common shares of the Company, based on closing trading prices on the day prior to each conversion.

SusGlobal Energy Corp.
Notes to the Consolidated Financial Statements
December 31, 2024 and 2023
(Expressed in United States Dollars)

14. Capital Stock

As at December 31, 2024, the Company had 150,000,000 common shares authorized with a par value of $.0001 per share and 131,332,019 (December 31, 2023-125,272,975) common shares issued and outstanding.

For the year ended December 31, 2024, the Company issued nil (2023-1,650,709) common shares on the conversion of a convertible promissory note having a fair value on conversion in the amount of $nil (December 31, 2023-$374,000) at conversion prices ranging from $nil to $nil (December 31, 2023-$0.1294 to $0.3400) per share. This resulted in a loss on conversion of $nil (December 31, 2023-$74,359) disclosed under other expenses, note 16.

In addition, the Company raised $120,000 (C$172,662) (December 31, 2023-$380,971), on a private placement for 6,000,000 (December 31, 2023-1,536,582) common shares at a price of $0.02 (December 31, 2023-prices ranging from $0.2047 to $0.3250) per share, including a private placement to an independent director in the prior year. Further, nil (December 31, 2023-1,790,000) common shares of the Company were issued for professional services valued at $nil (December 31, 2023-$396,895), based on the closing trading prices on the effective dates of the consulting agreements. This amounts are included in the amount disclosed as stock-based compensation in the consolidated statements of operations and comprehensive loss.

During the year ended December 31, 2024, Travellers converted $101,130 (C$135,600) (December 31, 2023-$579,001; C$779,383 in outstanding accounts payable and loans) in outstanding accounts payable for 809,044 (December 31, 2023-2,911,852) common shares of the Company, based on closing trading prices on the day prior to each conversion.

In addition, two shareholders provided $1,500 each to assist in funding certain outstanding accounts.

During the prior year, on January 3, 2023, the Company issued 3,000,000 common shares to the CEO and 100,000 common shares to the CFO in connection with their executive consulting agreements, valued at $446,400, based on the closing trading price on the effective date of their executive consulting agreements. Included under management stock-based compensation in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2024 is an amount of $216,000 (2023-$230,400). Also, during the prior year, the Company issued 500,000 common shares on proceeds previously received.

Furthermore, during the prior year, on January 3, 2023, the Company issued 20,000 common shares to an employee valued at $2,880 based on the closing trading price on the date of issuance. Also, 100,000 common shares were issued on March 1, 2023 to a new director appointed on February 18, 2023, valued at $21,000, based on the closing trading price on the date appointed. Both amounts are disclosed as stock-based compensation in the consolidated statements of operations and comprehensive loss. In addition, the Company issued 225,000 common shares for other services relating to satisfying certain outstanding interest expenses on a 1st mortgage, valued at $34,124 (C$45,000) based on the closing trading price on issuance.

As at December 31, 2022, the Company recorded a balance of $nil for 750,000 shares to be issued relating to a consulting agreement, of which 750,000 were issued on January 27, 2023, valued on the effective dates stipulated in the consulting agreement). On December 31, 2023, the Company cancelled the balance of $60,100, relating to 250,000 which were to be issued relating to a consulting agreement with a Tradigital Marketing Group ("Tradigital") for professional services, valued on the effective dates stipulated in the consulting agreement. The shares were cancelled based on an arbitrator's decision made on April 26, 2024, to a claim filed against the Company by Tradigital. Refer also to legal proceedings, note 21. These professional services are included under stock-based compensation in the consolidated statements of operations and comprehensive loss.

15. Commitments

a) Effective January 1, 2023, new executive consulting agreements were finalized for the services of the CEO and the CFO, for two years and one year, respectively. The CEO's monthly fee is $27,800 (C$40,000) for 2023 and $34,750 (C$50,000) for 2024 and for the CFO $8,688 (C$12,500). There is no future minimum commitment under these consulting agreements since both the CEO and the CFO are providing their services on a month-to-month basis.

b) The Company has agreed to lease its office premises from Haute on a month-to-month basis, at the monthly rate of $6,950 (C$10,000).

SusGlobal Energy Corp.
Notes to the Consolidated Financial Statements
December 31, 2024 and 2023
(Expressed in United States Dollars)

15. Commitments, (continued)

The Company is responsible for all expenses and outlays in connection with its occupancy of the leased premises, including, but not limited to utilities, realty taxes and maintenance.

c) Effective February 3, 2021, upon the successful completion of a Nasdaq listing, the Company has committed a payment of $300,000 to a consulting firm providing advisory and consulting services.

d) On November 5, 2021 the Company committed to the design and construction of its Hamilton, Ontario, Canada facility, including architectural and general contracting fees in the amount of $6,342,437 (C$9,125,809) plus applicable harmonized sales taxes.

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

f) The Company was assigned the land lease on the purchase of certain assets of Astoria Organic Matters Ltd., and Astoria Organic Matters Canada LP. The land lease, which comprises 13.88 acres in Roslin, Ontario, Canada, has a term expiring March 31, 2034. The basic monthly rent on the net lease is $2,085 (C$3,000) and is subject to adjustment based on the consumer price index as published by Statistics Canada ("CPI"). To date, no adjustment for CPI has been charged. The Company is also responsible for any property taxes, maintenance, insurance and utilities. In addition, the Company has the right to extend the lease for five further terms of five years each and one further term of five years less one day. As the Company acquired the business of 1684567, the previous landlord, in 2019, there are no future commitments for this lease. The Company is responsible through a special provision of the site plan agreement with the City of Belleville (the "City"), Ontario, Canada, that it is required to fund road maintenance required by the City through to September 30, 2025 at an annual rate of $6,950 (C$10,000). The future minimum commitment is as follows:

For the year ending December 31, 2025	$6,950

Up until September 30, 2023, PACE had provided the Company with a letter of credit in favor of the MECP in the amount of $192,398 (C$276,831) and, as security, had registered a charge of lease over the Belleville Facility.

The current letter of credit required by the MEC is $443,158 (C$637,637) and now $101,808 (C$146,487), while the Company reassesses it's financial assurance to the MECP with the assistance of its environmental consultant. The Company has not yet satisfied this requirement of the MECP.

The letter of credit is a requirement of the MECP and is in connection with the financial assurance provided by the Company for it to be in compliance with the MECPs environmental objectives. The MECP regularly evaluates the Belleville Facility to ensure compliance is adhered to and the letter of credit is subject to change by the MECP. The Company had engaged an environmental consulting firm to re-evaluate the financial assurance with the MECP which is based on the estimated environmental remediation and clean-up costs for its waste processing and composting facility. As a result of inspections carried out by the MECP during the prior years, some of which have resulted in MECP orders having been issued, the Company has accrued estimated and actual costs for certain corrective measures in orders issued by the MECP and other costs in the amount of $2,344,600 (C$3,373,525) (December 31, 2023-$2,153,214; C$2,847,790).

SusGlobal Energy Corp.
Notes to the Consolidated Financial Statements
December 31, 2024 and 2023
(Expressed in United States Dollars)

16. Other Expenses

	2024	2023
(a) Gain on settlement of outstanding debt and accrued interest with PACE	$-	$2,925,467
(b) Loss on conversion of convertible promissory notes	-	(74,359)
(c) Loss on revaluation of convertible promissory notes	(1,450,086)	(3,059,969)
(d) Provision for losses	-	(2,740,661)
(e) Adjustment to provision for loss	1,191,033	-
(f) Loss on settlement of claim	(300,565)	-
(g) Gain on disposal of long-lived assets	151,128
(h) Gain on settlement of CEBA loans	22,242	-
	$(386,248)	$(2,949,522)

(a) During the year ended December 31, 2023, the Company settled the outstanding debt to PACE including accrued interest.

(b) As described under capital stock, note 14, the loss is on the conversions of the October 29, 2021 investor note.

(c) Loss on revaluation of convertible promissory notes.

(d) The provision for losses in the prior year includes the provision for loss on a deposit for future acquisition in the amount of $148,200, a provision for loss on a claim by Tradigital in the amount of $58,097 (refer also to legal proceeds, note 20) and a provision for loss on a lawsuit against the Company by the investor of the March 3, 2023 Investor Note in the amount of $2,534,364.

(e) This adjustment on the provision for loss relates to one of the March 2022 Investor Notes, as described below legal proceedings, note 20.

(f) The loss is on the settlement of the claim with the general contractor for the property under construction in Hamilton, Ontario, Canada. Refer also to legal proceedings, note 20.

(g) The gain on the disposal of long-lived assets resulted from the net proceeds realized on the sale through the auctions arranged by the lessor and the creditor of the long-lived assets.

(h) The gain on forgiveness is the result of repaying the required portion of the CEBA loans within the time to allow for a forgiven amount of $22,242 (C$30,000). Refer also to long-term debt, note 9(b).

17 Income Taxes

The Company's income tax provision has been calculated as follows:

	2024	2023
Loss before income taxes	$(7,859,171)	$(8,225,334)
Expected income tax recovery at the statutory rate of 21% (2023-21%)	(1,650,426)	(1,727,320)
Foreign tax rate differences	(322,065)	(66,534)
Prior year adjustments	(707,108)	26,565
Foreign exchange effect on deferred tax assets and other	227,964	(62,195)
Permanent differences	837,774	681,551
Change in valuation allowance	1,613,861	1,147,933
Provision for income taxes	$-	$-

SusGlobal Energy Corp.
Notes to the Consolidated Financial Statements
December 31, 2024 and 2023
(Expressed in United States Dollars)

17 Income Taxes, (continued)

Deferred tax assets and liabilities

The tax effects of temporary differences that give rise to significant components of the deferred income tax assets and deferred income tax liabilities are presented below:

	2024	2023
Net operating loss carry forwards	$6,034,337	$4,795,400
Financing costs	53,071	41,495
Depreciable and amortizable assets	171,062	(21,073)
Land	(57,618)	(175,603)
Other timing differences	251,384	198,156
Total gross deferred income tax assets	6,452,236	4,838,375
Less: valuation allowance	6,452,236	4,838,375
Total deferred income tax liabilities	$-	$-

As at December 31, 2024 and 2023, the valuation allowance was due primarily to the history of losses generated. The valuation allowance is reviewed periodically and if the assessment of the more likely than not criteria changes, the valuation allowance is adjusted accordingly.

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company computes tax asset benefits for net operating losses ("NOL") carried forward.

The Company has US NOL available for carry forward of $12,436,427 (2023-$9,499,557) which can be carried forward indefinitely and Canadian NOL available for carry forward of $12,915,801 (C$18,583,887) (2023-$10,567,898; C$13,976,852) which expire in the years 2037 through 2044.

18. Segmented Information

ASC 280-10, "Disclosure about Segments of an Enterprise and Related Information", establishes standards for the way that public business enterprises report information about operating segments in the Company's consolidated financial statements. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (the "CODM"), in deciding how to allocate resources and in assessing performance.

The Company operates as one operating segment: renewable energy and operates in one country, Canada. Operating segments are defined as components of an enterprise for which separate financial information is regularly evaluated by the CODM, which is the Company's CEO, in deciding how to allocate resources and assess performance. The Company's CODM evaluates the Company's financial information and resources and assesses the performance of these resources on a consolidated basis. There is no expense or asset information that is supplemental to those disclosed in these consolidated financial statements, that are regularly provided to the CODM. The allocation of resources and assessment of performance of the operating segment is based on consolidated net loss as shown in the consolidated statement of operations and comprehensive loss. The CODM considers net loss in the annual forecasting process and reviews actual results when making decisions about allocating resources. Since the Company operates as one operating segment, financial segment information, including profit or loss and asset information, can be found in the consolidated financial statements.

19. Economic Dependence

During the year ended December 31, 2024, the Company generated 96% (2023-94%) of its revenue from three (2023-four) customers.

SusGlobal Energy Corp.
Notes to the Consolidated Financial Statements
December 31, 2024 and 2023
(Expressed in United States Dollars)

20. Legal Proceedings

From time to time, the Company may become involved in litigation relating to claims arising from the ordinary course of business. Management believes that there are currently no claims or actions pending against us, the ultimate disposition of which would have a material adverse effect on our results of operations, financial condition or cash flows, except as follows:

The Company has a claim against it for unpaid legal fees in the amount of $45,342 (C$65,241). The amount is included in accounts payable on the Company's consolidated balance sheets.

On October 4, 2023, an action was launched by one of the October 2021 Investors, who claimed he was owed $1,300,000 plus accrued interest. The principal balance in the accounts and noted under convertible promissory notes, note 12(a) is $1,957,337 (December 31, 2023-$1,645,337), which is after conversions of $318,100 during 2022 and 2023 and includes accrued interest of $657,337 (December 31, 2023-$345,337). The Company has disclosed the fair value of this convertible promissory note as $2,835,298 (December 31, 2023-$2,404,558). The Company intends to repay the balance owed when it is financially able to do so.

On November 27, 2023 and March 6, 2024, the Company experienced an outflow of leachate impacted water from the stormwater pond at the Belleville Facility into the City of Belleville's (the "City") roadside ditch. The Company is collaborating with its environmental consultants and its Canadian legal counsel to assess the damage caused, remediate this occurrence and report regularly to the MECP. As noted below, on August 30, 2024, the Company and the City remediated with a settlement in the amount of $90,350 (C$130,000). This amount is included under accrued liabilities on the consolidated balance sheets.

On October 24, 2023, the Company received a letter from the utility company for unpaid hydro bills in the amount of $233,027 (C$335,291). The amount of this original claim and any amounts subsequently invoiced to December 31, 2024 are included in accounts payable on the Company's consolidated balance sheets.

In addition, on November 17, 2023, the Company received an amended claim filed against it from 2023 by Tradigital in the sum of $219,834 in owed fees plus the difference in stock price, 300,000 common shares of the Company, plus attorney fees and expenses. The case went to arbitration on March 11, 2024 and the Company defended its position. On April 4, 2024, the International Centre for Dispute Resolution indicated that no additional evidence is to be submitted and the hearings were declared closed as of April 29, 2024. The tribunal endeavored to render the final decision within the timeframe provided for in the rules. Management agrees that outstanding fees, which are included in accounts payable in the interim condensed consolidated balance sheets, are only in the amount of $30,000, which was agreed to by the parties in earlier communications and through various e-mail correspondence.  In addition, management has no issue with the outstanding common shares to be provided to the claimant totaling 300,000. Management believes that the additional claim amount of $189,834 is without merit. Of the total of 300,000 common shares, 50,000 have been issued and the remaining 250,000 were previously disclosed as shares to be issued in the consolidated statements of stockholders' deficiency. On April 26, 2024, the arbitrator for this claim awarded Tradigital the sum of $118,170 which had been accrued by the Company as at December 31, 2024 and 2023. In addition, the remaining 250,000 common shares were not required to be issued by the Company and are no longer disclosed as shares to be issued.

On April 1, 2024, the Company received notice of a complaint filed against it by one of the March 2022 Investors, seeking damages of no less than $4,545,393. The Company had thirty calendar days to respond and on April 30, 2024, the Company was able to extend the time to respond with opposing counsel, a further fifteen days. The Company has been unable to retain counsel to represent it in this matter. The full amount of the complaint was included in the accounts at December 31, 2023, March 31, 2024 and June 30, 2024. On May 21, 2024, the counsel for the plaintiff requested an entry for a default judgement against the Company. On September 11, 2024, the default judgement was filed in the amount of $2,848,744. In addition, pre-judgement interest was granted in the amount of $87,414 at the rate of 10% per annum on the principal balance from May 22, 2024 through September 11, 2024. On the filing of this default judgement, the March 2022 Investor removed two causes of action previously filed in their complaint which the Company received notice of on April 1, 2024 and accrued for accordingly. The impact of the removal of the two causes of action totaling $2,250,000, plus the additional pre-judgement and other interest charged resulted in a reduction in the previous accrual for loss in the amount of $1,191,033. This adjustment to the previously recorded provision for loss is disclosed under other expenses, note 16(e).

SusGlobal Energy Corp.
Notes to the Consolidated Financial Statements
December 31, 2024 and 2023
(Expressed in United States Dollars)

20. Legal Proceedings, (continued)

On May 16, 2024, the Company was informed by its Canadian legal counsel that the City issued an order against the Belleville Facility, its numbered company, 1684567 and its officers for the repayment of the cost of pumping out contaminated water from the City's roadside ditch, along with legal and other associated costs. On May 31, 2024, the companies and the officers filed notices of appeal to the Ontario Land Tribunal. The Company and its Canadian legal counsel were in discussions with the legal representatives from the City, to come to a resolution before any action by the Ontario Land Tribunal. On August 30, 2024, minutes of settlement were finalized between the City and the Company to settle for an amount of $90,350 (C$130,000) ten days following the sale of the Hamilton Facility. There are certain events of default, including not meeting the timeline set above and if the sale of the Hamilton Facility does not occur before January 31, 2025, it would result in the actual cost incurred by the City to be paid by the Company. The actual costs noted in the minutes of settlement totaled $133,781 (C$192,490). In addition, in connection with the minutes of settlement, the Company and its officers subsequently withdrew their appeals with the Ontario Land Tribunal on September 4, 2024, and the Ontario Land Tribunal closed their case. The Company's Hamilton Facility was not sold by January 31, 2025 and on February 10, 2025, the City issued a second order to the Companies and its two officers for an additional sum of $25,859 (C$37,207) representing additional costs resulting from the spill. The Company's counsel has responded to the City's counsel. Refer also to subsequent events, note 21(f).

On June 10, 2024, the Company received a statement of claim from the general contractor, Gillam Construction Group Ltd. ("Gillam"), for the construction of the Hamilton Facility. Gillam also named the Company's two officers as defendants. The Company and its Canadian legal counsel were able to resolve the matter with the Plaintiff with a final settlement of $2,015,500 (C$2,900,000) if paid on or before November 30, 2024. Effective December 1, 2024, as a result of non-payment by the Company, the final settlement was now $2,085,000 ($3,000,000) and accrues interest at a variable rate using the Bank of Nova Scotia prime rate plus four percent (4%), compounded daily, due February 1, 2025. The settlement reached was over and above the original amount included in the accounts of the Company. The Company has provided for this excess in the amount of $300,565 (C$409,122) as a loss on settlement. See also other expenses, note 16(f). Refer also to subsequent events, note 21(a) for a further extension for payment.

On September 5, 2024, one of the Company's subsidiaries was served with a construction lien on the property at the Belleville Facility in the amount of $158,393 (C$227,904) representing outstanding accounts payable for environmental services provided by the contractor.

21. Subsequent Events

The Company's management has evaluated subsequent events up to the date the condensed consolidated financial statements were issued, pursuant to the requirements of ASC 855 and has determined the following to be material subsequent events:

(a) On February 1, 2025, the Company signed an extension to May 29, 2025, to repay the principal amount of $2,085,000 (C$3,000,000) plus accrued interest to January 31, 2025 and legal fees. Effective February 1, 2025, the principal amount is accruing interest at a fixed rate of twelve and one-half percent (12.5%), compounded daily.

(b) On February 18, 2025, Travellers entered into a private placement for 6,000,000 common shares of the Company for $120,000, priced at $0.02 per share.

(c) On March 3, 2025 the Company received a notice from the Ontario Supreme Court of Justice for unpaid fees with the Company's predecessor auditors. The outstanding amount includes fees of $49,401 (C$71,081), which is included under accounts payable in the consolidated balance sheets and interest charged of $27,158 (C$39,076), which has not been provided for, in total $76,559 (C$110,157).  On May 6, 2025, the Company received an amended notice of motion returnable the week of May 19, 2025. The plaintiff would also seek to recover other costs and disbursements along with additional interest.

(d) On March 10, 2025, the City provided 1684567, the owner of the property at the Belleville Facility with a statement of outstanding property taxes, annual road maintenance assessments, interest, penalties and related totaling $156,936 (C$225,807). The outstanding property taxes, including annual road maintenance costs, interest and penalties at December 31, 2024, are included in accounts payable in the consolidated balance sheets.

(e) On March 10, 2025, the Company signed a service agreement for the refurbishment of the Belleville Facility to operational readiness which the Company anticipates will be followed by an operate and manage agreement.

(f) On March 12, 2025, the City informed 1684567 for outstanding property taxes, other charges including the amounts described above for costs resulting from the spill at the Belleville Facility. The amount noted by the City includes certain costs relating to 2025, in total $299,317 ($430,672). The City is demanding payment on or before April 23, 2025. On April 22, 2025, the City and 1684567 signed an extension agreement to provide for the payment of the amounts noted above along with the property taxes to be invoiced by the City during the extension period and any additional interest and penalties. The payments are to be made monthly, commencing April 22, 2025 through to March 22, 2026 in the amount of $31,808 (C$45,767).  On May 5, 2025, the mortgagees for the property agreed to provide the funding for the agreed upon payments during the extension period.

(g) In a letter dated March 20, 2025, the Canada Revenue Agency (the “CRA”), informed the Company of outstanding harmonized sales taxes and payroll remittance amounts, including interest and penalties, owing for the Belleville Facility. The total amount is $531,038 (C$764,084) and includes amounts relating to 2025. The Company has included under accounts payable and under accrued liabilities in the consolidated financial statements the amounts owing as at December 31, 2024. Management has been in discussions with the CRA to repay the outstanding amounts over a reasonable amount of time once funding is received.

22. Comparative Figures

Certain of the prior year's comparative figures have been reclassified to conform to the current year's presentation.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of senior management, including our chief executive officer and our chief financial officer, also our principal financial and accounting officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act as of December 31, 2024 (the "Evaluation Date"). Based on this evaluation, Marc Hazout, our chief executive officer and Ike Makrimichalos, our chief financial officer and principal financial and accounting officer, concluded that our internal control over financial reporting was not effective for the year ended December 31, 2024. Such conclusions are noted below.

Report by Management on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The framework used by management to evaluate internal controls over financial reporting is Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations (COSO), as implemented by their subsequent publication Internal Control over Financial Reporting - Guidance for Smaller Public Companies. Based on this evaluation, Marc Hazout, our chief executive officer and Ike Makrimichalos, our chief financial officer and principal financial and accounting officer, concluded that our internal control over financial reporting was not effective for the year ended December 31, 2024. The matters involving internal controls over financial reporting that may be considered material weaknesses included the small size of the Company and the resulting lack of a segregation of duties.

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

Changes in Internal Control over Financial Reporting

There were no changes to the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our fourth fiscal quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

      Not applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our Board of Directors consisted of three independent directors and one director who is from management at December 31, 2024. For the size and scope of our business and operations, we believe a board of approximately five members is more appropriate and small enough to allow for effective communication among the members but large enough so that we get a diverse set of perspectives and experiences around our board room. Our bylaws provide that, in uncontested elections, directors will be elected by a majority of the votes cast, and in contested elections, directors will be elected by a plurality of the votes cast.

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

Name	Age	Position

Marc M. Hazout	60	Chairman of the Board, President, Chief Executive Officer and Director

Ike Makrimichalos	69	Chief Financial Officer

Andrea Calla	72	Director

Gary Herman	60	Director

Susan Harte	60	Director

We believe that each of our directors and executive officers possesses the experience, skills and qualities to fully perform his duties as a director or executive officer and contribute to our success. Our directors were nominated because each is of high ethical character, highly accomplished in his field with superior credentials and recognition, has a reputation, both personal and professional, that is consistent with our image and reputation, has the ability to exercise sound business judgment, and is able to dedicate sufficient time to fulfilling his obligations as a director. Our directors as a group complement each other and each of their respective experiences, skills and qualities so that collectively the Board operates in an effective, collegial and responsive manner. Similarly, for the executive officers. Described below are the directors' and executive officers' principal occupations and other pertinent information about particular experience, qualifications, attributes and skills that led the Board and management to conclude that such person should serve as a director or executive officer.

Marc M. Hazout, age 60, founded SusGlobal Energy Corp. in 2014, and currently serves as Chairman, President and CEO. Mr. Hazout brings over 25 years of experience in public markets, finance and business operations to SusGlobal Energy Corp. Over the past several years Mr. Hazout has been involved in acquiring, restructuring and providing management services, as both a Director and an Officer, to several publicly traded companies. In 1998, Mr. Hazout founded and has been President and CEO of Travellers International Inc., a private equity firm headquartered in Toronto. Travellers has been involved in a multitude of successful capital market transactions over the past two decades. Mr. Hazout attended York University in Toronto studying International Relations and Economics. Mr. Hazout speaks English, French, and Hebrew.

The determination was made that Mr. Hazout should serve on our Board of Directors because he possesses significant experience in securities and capital markets.

Ike Makrimichalos, age 69, is a Chartered Professional Accountant (Chartered Accountant), with over 25 years of experience in servicing public and private companies, including manufacturing, automotive, technology & telecommunications and insurance, for Deloitte LLP in Toronto. Mr. Makrimichalos has served as a Chief Financial Officer and Controller in the mining sector for companies with global operations and multiple filing jurisdictions and currently also serves as a Chief Financial Officer in the financial services sector, along with providing financial consulting services for several private companies. Mr. Makrimichalos graduated from the University of Toronto with a Bachelor of Arts degree.

The determination was made that Mr. Ike Makrimichalos join the executive team because he possesses significant experience in financial reporting and accounting matters.

Independent Directors

Andrea Calla, age 72, has been a member of the Board since November 14, 2018. Mr. Calla is President and CEO of the Calla Group and is an accomplished professional with over 35 years of experience in business, more recently a senior executive for ten years with The Tridel Group, one of Canada's largest community builders/developers. He was actively involved in the different company divisions and all facets of the industry. He is also Managing Partner of The Callian Capital Group, a globally active Toronto-based investment and capital management firm. Mr. Calla has held key leadership and entrepreneurial roles driving innovative, practical and effective changes to improve quality of life through various company start-ups across diverse industries, some include: Chairman, Deep Geo Inc., a global nuclear waste management company, Chairman & Co-Founder of TransAsia Investment Partners, Hong Kong, Founding Director of 350 Capital, a "cleantech" investment company, Co-Founder of Nordicon, a design-build company, Canada, US, Mid-East, Founding member of Novator, pioneer in e-commerce and AI, helped make it the 14th fastest growing company in Canada, reported by Profit 100 magazine, Board of Sumbola, an innovative internet e-publishing company, Co-Founder, Board member of Twin Hills Resources, developer of partial upgrading cavitation technology, reducing the viscosity of oil sands bitumen to flow through pipelines without having to be blended with diluent, Board of SEL Global, an innovative Mobile Shopping Solutions Software and Advertising company, software developed in Silicon Valley, Advisory Board of Magnovate, innovative Magnetic Levitation transportation systems, Co-Founder of Fusion Sailboats, designed, developed, manufactured and distributed the Fusion 15, winner of Sailing World's "International Boat of the Year" in 2003, Advisory Board of Dorsay Development Corp., currently planning a purpose-built community in the GTA with a ground-breaking model in place-making. The over 1,200-acre community will combine global best practices in creating a sustainable community that is economically, environmentally, socially healthy and resilient. Throughout his career, Andrea has been committed to City and Community building, improving the quality of life in urban regions and continually driving innovative, practical and effective change in different sectors through his leadership and entrepreneurial skills. Andréa holds a Bachelor of Architecture from the University of Toronto, a Master of Science from Columbia University, New York and an Executive MBA from Ivey School of Business, Western University.

The determination was made that Mr. Calla should serve on our Board of Directors due to his extensive technical and business experience, which will be extremely valuable as the Company continues to grow.

Gary Herman, age 60, has served on our Board since April 2021. Mr. Herman is a seasoned investor with many years of investment and business experience. From 2005 to 2020 he co-managed Strategic Turnaround Equity Partners, LP (Cayman) and its affiliates. From January 2011 to August 2013, he was a managing member of Abacoa Capital Management, LLC, which managed Abacoa Capital Master Fund, Ltd., focused on a Global-Macro investment strategy. From 2005 to 2020, Mr. Herman was affiliated with Arcadia Securities LLC, a New York-based broker-dealer. From 1997 to 2002, he was an investment banker with Burnham Securities, Inc. From 1993 to 1997, he was a managing partner of Kingshill Group, Inc., a merchant banking and financial firm with offices in New York and Tokyo. Mr. Herman has a B.S. from the University at Albany with a major in Political Science and minors in Business and Music. Mr. Herman has many years of experience serving on the boards of public and private companies. He presently sits on the boards of Advent Technologies Holdings, Inc. (NASDAQ: ADN), Siyata Mobile, Inc. (NASDAQ: SYTA) and SRM Entertainment, Inc. (NASDAQ: SRM).

We believe Mr. Herman's extensive board and investment experience makes him well qualified to serve as a member of our Board of Directors.

Susan Harte, age 60, has been a member of the Board since June 1, 2021. Ms. Harte is a nationally recognized leader in site selection, location economics and incentives. She is currently a principal of the international site selection consulting firm Hickey & Associates. For over 25 years, she has combined her expertise in commercial real estate, site selection and economic development, to assist her clients with leveraging location as a competitive advantage. Throughout her practice, Ms. Harte has led her clients to achieving better business outcomes by integrating strategic planning techniques and implementation frameworks to drive internal stakeholder consensus around location decisions. She has managed major site selection projects for many Fortune 500 companies involving complex multi-jurisdictional competitive strategies. Pursuant to this work, she has structured, negotiated and secured over US$1billion in location incentives such as real estate and personal property tax abatements, sales tax exemptions, grants and specialty bond financing for her clients' projects. Prior to her current position, Ms. Harte was a Senior Vice President at CBRE, the world's largest commercial real estate services and investment firm, in the global Location Advisory and Transactions Services group. She previously was Director of the Business Economic Incentives Practice at Jones Lang LaSalle having joined the company after seven years with the New York City boutique law firm of Stadtmauer Bailkin. She also served a term as the Director of National Incentives Practice at Grant Thornton one of the largest accounting firms in the world and as Director of Industry Development at Empire State Development Corporation, New York State's economic development agency.

We believe that these experiences make Ms. Harte well-qualified to serve as a member of the Board.

Director Compensation Policy

The Company's current director compensation policy includes a fee of $18,255 (C$25,000) to all independent directors annually. The director compensation for the years ended December 31, 2024 and 2023 are as follows:

Director Compensation

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
(a)	(b)(ii)	(c)	(d)	(e)	(f)	(g)	(h)

Marc Hazout	-	-	-	-	-	-	-
Andrea Calla	2024-$18,255(i) (C$25,000) 2023-$18,525(i) (C$25,000)	-	-	-	-	-	2024-$18,255 (C$25,000) 2023-$18,525 (C$25,000)
Gary Herman(i)	2024-$18,255(i) (C$25,000) 2023- $18,525(i) (C$25,000)	--	-	-	-	-	2024-$18,255 (C$25,000) 2023-$18,525 (C$25,000)
Susan Harte Bruce Rintoul	2024-$18,255(i) (C$25,000) 2023- $18,525(i) (C$25,000) 2024-$13,691 (C$18,750) 2023-$16,004 (i)(ii) (C$21,597)	- -	- -	- -	- -	- -	2024-$18,255 (C$25,000) 2023-$18,525 (C$25,000) 2024-$13,691 (C$18,750) 2023-$16,004 (C$21,597)

(i)  The fees earned for services are unpaid at December 31, 2024 and at the date of this filing.

(ii) On September 27, 2024, a majority of the shareholders of the Company, acting via written consent in lieu of a special meeting, in compliance with Article 1 Section 9 of the Company's by-laws, voted to remove Mr. Bruce Rintoul from his position as a member of the Board, effectively immediately. Refer to Form 8-K/A filed by the Company with the SEC on October 15, 2024.

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

Based solely on the Company's review of the copies of such Forms and written representations from certain reporting persons, the Company believes that all filings required to be made by the Company's Section 16(a) reporting persons during the Company's fiscal year ended December 31, 2024 were made on a timely basis except for one late Form 4 filing on behalf of Mr. Hazout disclosing an issuance of shares of common stock.

Insider Trading Policy

We have adopted an insider trading policy for directors, officers and employees of the Company that govern the purchase, sale and/or other dispositions of the Company’s securities and other securities by our directors, executive officers, employees and any member of his or her immediate family living in his or her household. A copy of such policy is filed hereto as Exhibit 19.1 and is incorporated herein by this reference.

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth certain summary information with respect to the compensation paid to the Company's Chief Executive Officer and President (Marc Hazout) and Chief Financial Officer (Ike Makrimichalos) for services rendered in all capacities to the Company for the fiscal years ended December 31, 2024 and 2023. Messrs. Hazout and Makrimichalos constituted our named executive officers for each of 2024 and 2023:

Summary Compensation Table

Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan Compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Marc Hazout Chairman, President and Chief Executive Officer	2024	438,120 (C$600,000)	-	-	-	-	-	-	438,120
	2023	355,680 (C$480,000)	-	432,000	-	-	-	-	787,680

Ike Makrimichalos, Chief Financial Officer	2024	109,530 (C$150,000)	-	-	-	-	-	-	109,530
	2023	111,150 (C$150,000)	-	14,400	-	-	-	-	125,550

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

Pursuant to the terms of the CEO's Consulting Agreement, for his services as the CEO, the compensation is at a rate of $29,640 (C$40,000) per month for twelve (12) months, beginning on the Effective Date, January 1, 2023, and at a rate of $36,510 (C$50,000) per month for twelve (12) months, beginning January 1, 2024. In addition, the Company granted the CEO 3,000,000 restricted shares of the Company's Common Stock, par value of $0.0001 per share (the "Common Stock") on the Effective Date. These restricted shares were issued on January 3, 2023. The Company has also agreed to reimburse the CEO for certain out-of-pocket expenses incurred by the CEO.

The CEO's Consulting Agreement is for a term of twenty-four (24) months. Upon a Constructive Discharge (as defined in the CEO's Consulting Agreement) and subject to certain notification requirements and the Company's opportunity to cure the Constructive Discharge, the CEO will be entitled to a compensation of twelve (12) months' fees, as well as any bonus compensation owing.

Since the expiry of his contract, the CEO continues to offer his services on a month-to-month basis at a rate of $34,750 (C$50,000) per month.

The Company entered into an Executive Consulting Agreement (the "CFO Consulting Agreement"), by and between the Company and the CFO of the Company, effective January 1, 2023. Pursuant to the terms of the CFO Consulting Agreement, the CFO is entitled to fees of $9,263 (C$12,500) per month for his services. In addition, the Company granted the CFO 100,000 restricted shares of the Company's Common Stock, par value of $0.0001 per share on the Effective Date. The Company has also agreed to reimburse the CFO for certain out-of-pocket expenses incurred by the CFO. The CFO's Consulting Agreement replaced the consulting agreement which expired on December 31, 2022.

The CFO's Consulting Agreement is for a term of twelve (12) months. Upon a Constructive Discharge (as defined in the CFO's Consulting Agreement) and subject to certain notification requirements and the Company's opportunity to cure the Constructive Discharge, the CFO will be entitled to a compensation of two (2) months' fees, as well as any bonus compensation owing.

Since the expiry of his contract, the CFO continues to offer his services to the Company on a month-to-month basis at the rate of $8,688 (C$12,500) per month.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding beneficial ownership of SusGlobal Energy Corp's securities as of the date of this filing:

• by each person who is known by us to beneficially own more than 5% of our securities;

• by each of our officers and directors; and

• by all of our officers and directors as a group.

	Amount And
Title of Class Name And	Nature Of		Approximate
Address of Beneficial	Beneficial		Percent of
Owner (1)	Ownership (2)		Class (%)
Common	Marc Hazout	36,725,742(3)	26.74
Common	Ike Makrimichalos	750,000	0.55
Common	Andrea Calla	133,992(4)	0.10
Common	Susan Harte	50,000	0.04
Common	Gary Herman	750,000(5)	0.55
	All officers and directors as a group
Common	(6 persons)	38,409,734	27.99%

(1)	Except as noted above, the address for the above identified officers and directors of the Company is c/o 200 Davenport Road, Toronto, ON, Canada M5R 1J2.

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

The above-referenced table is based on 137,332,019 issued and outstanding shares of common stock on the date of this filing.

EQUITY

As of December 31, 2024, the Company had 131,332,019 common shares issued and outstanding. At the date of this filing, the Company had 137,332,019 common shares issued and outstanding.

STOCK OPTIONS AND WARRANTS

As at December 31, 2024, and the date of this filing, the Company has no stock options or warrants outstanding.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

For the year ended December 31, 2024, the Company incurred $438,120 (C$600,000) (2023-$355.680; C$480,000) respectively, in management fees expense with Travellers International Inc. ("Travellers"), an Ontario company controlled by a director and the president and chief executive officer (the "CEO"); and $109,530 (C$150,000) (2023-$111,150; C$150,000) in management fees expense with the Company's chief financial officer (the "CFO"). As at December 31, 2024, unpaid remuneration and unpaid expenses in the amount of $488,294 (C$702,581) (2023-$171,733; C$227,130) is included in accounts payable and $212,695 (C$306,036) (2023-$138,963; C$183,789) in accrued liabilities in the consolidated balance sheets.

For the year ended December 31, 2024, the Company incurred $114,064 (C$156,209) (2023-$103,496; C$139,670) in rent expense paid under a lease agreement, currently under a month-to-month lease with Haute Inc. ("Haute"), an Ontario company controlled by the CEO. In addition, during the year ended December 31, 2024, Travellers converted $101,130 (C$135,600) (December 31, 2023-$579,271; C$779,383 in outstanding accounts payable and loans) in outstanding accounts payable for 809,044 (December 31, 2023-2,911,852) common shares of the Company, based on closing trading prices on the day prior to each conversion.

For those independent directors providing their services throughout 2024, the Company recorded directors' compensation in the amount of $68,456 (C$93,750) (2023-$71,579; $96,597). As of December 31, 2024, outstanding directors' compensation of $246,407 (C$254,543) (2023-$197,186; C$260,793) is included in accrued liabilities in the consolidated balance sheets. In addition, during the prior year, a new independent director was awarded stock-based compensation consisting of 100,000 common shares of the Company, valued at $21,000 based on the trading price on his appointment. In addition, in the prior year, one of the independent directors was awarded stock-based compensation consisting of 750,000 common shares of the Company, valued at $105,750, based on the trading price on commencement of the consulting agreement, for services provided in developing certain contacts to further the Company's business opportunities. This amount is disclosed as stock-based compensation in the consolidated statements of operations and comprehensive loss.

Furthermore, for the year ended December 31, 2024, the Company recognized management stock-based compensation expense of $216,000 (2023-$230,400), on the common stock issued to the CEO and the CFO, nil (2023-3,000,000) and nil (2023-100,000) common stock respectively, on their executive consulting agreements and $nil (2023-$2,880) on nil (2023-20,000) common stock issued to an employee.

Item 14. Principal Accounting Fees and Services.

The aggregate fees billed by the Company's external auditors in each of the last two fiscal years are as follows:

	2024	2023
Audit fees(1)	$63,400	$47,000
Audit-related fees(2)	$38,700	$36,000
Tax fees	$5,000	$ -
All other fees(3)	$-	$250
Total	$107,100	$83,250

(1)	Audit fees consisted of the audit work on annual financial statements.
(2)	Audit-related fees consist of reviews of quarterly financial statements.
(3)	All other fees relate to tax filings other than income tax.

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

        (a) (2) Consolidated Financial Statement Schedules:

        None

        (a) (3) Exhibits:

Exhibit No.	Description

3.1	Form of Certificate of Incorporation of SusGlobal Energy Corp. (filed as Exhibit 3.1 to the Registrant's Post Effective Amendments for Registration Statement filed with the SEC on June 7, 2017 and incorporated herein by reference).

3.2	Form of Bylaws of SusGlobal Energy Corp. (filed as Exhibit 3.2 to the Registrant's S-4/A filed with the SEC on December 23, 2016 and incorporated herein by reference).

4.1	Specimen Common Stock certificate (filed as Exhibit 4.1 to the Registrant's S-4/A filed with the SEC on December 23, 2016 and incorporated herein by reference).

4.2	Description of Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (filed as Exhibit 4.2 to the Registrant's 10-K filed with the SEC on April 15, 2021 and incorporated by reference).

4.3	Form of Convertible Promissory Note issued by SusGlobal Energy Corp. on June 18, 2021 (filed as Exhibit 4.5 to the Registrant's 8-K filed with the SEC on June 24, 2021 and incorporated by reference).

4.4	Mortgage Increase. (Filed as Exhibit 4.6 to the Registrant's Form 8-K. (filed with the SEC on August 20, 2021).

4.5	Mortgage dated August 17, 2021. (Filed as Exhibit 4.7 to the Registrant's 8-K filed with the SEC on August 23, 2021)

4.6	Form of Convertible Promissory Note issued by SusGlobal Energy Corp. on November 3, 2021 (filed as Exhibit 4.8 to the Registrant's 8-K filed with the SEC on November 9, 2021 and incorporated by reference).

4.7	Form of Convertible Promissory Note issued by SusGlobal Energy Corp. on December 2, 2021 (filed as Exhibit 4.9 to the Registrant's 8-K filed with the SEC on December 8, 2021 and incorporated by reference).

4.8	Form of Convertible Promissory Note issued by SusGlobal Energy Corp. on March 8, 2022 (filed as Exhibit 4.10 to the Registrant's 8-K filed with the SEC on March 15, 2022 and incorporated by reference).

4.9	Form of Convertible Promissory Note issued by SusGlobal Energy Corp. on March 8, 2022 (filed as Exhibit 4.11 to the Registrant's Form 8-K filed with the SEC on March 15, 2022 and incorporated by reference).

4.10	Form of Convertible Promissory Note issued by SusGlobal Energy Corp. on June 2022 (filed as Exhibit 4.12 to the Registrant's Form 8-K filed with the SEC on June 30, 2022 and incorporated by reference).

4.11	Amendments to the OID Convertible Promissory Notes, dated September 15, 2022 (filed as Exhibit 4.13 to the Registrant's Form 8-K Filed with the SEC on September 21, 2022.

4.12	Amendments to the OID Convertible Promissory notes, dated December 22, 2022 and December 29, 2022 (filed as Exhibit 4.14 to the Registrant's Form 8-K filed with the SEC on January 5, 2023 and incorporated by reference).

4.13	Mortgage charge dated November 2, 2023, by R. Williamson Consultants Ltd., P.I.C.K.S. Inc., and 2654666 Ontario Inc., (the lenders) and SusGlobal Energy Canada Corp., (the borrower-2nd mortgage) and 1684567 Ontario Inc., (collateral 3rd mortgage).

4.14	Mortgage renewal/extension agreement dated December 1, 2023, between R. Williamson Consultants Limited., P.I.C.K.S. Inc., Canada Western Trust Company (107861, 107862, 107863, 111,831, 113116 and 117354), Giovanni and Assunta Paglia, Joanne Brocca, Steve Silvani and Katelyn, (the lenders) and 1684567 Ontario Inc., and SusGlobal Energy Belleville Ltd., (the borrowers) and SusGlobal Energy Corp., (the guarantor).

4.15	Form of Convertible Promissory Note issued by SusGlobal Energy Corp., on April 12, 2024.

4.16	Promissory note between SusGlobal Energy Canada Corp., and Marc Hazout, dated December 6, 2023.

4.17	Promissory note between SusGlobal Energy Canada Corp., and Marc Hazout, dated January 9, 2024.

4.18	Mortgage agreement dated April 2, 2024 between R. Williamson Consultants Limited, P.I.C.K.S. Inc., and Treegrove Enterprises Inc., (the lenders) and 1684567 Ontario Inc., (the borrower).

4.19	First amendment, dated May 23, 2024, to convertible promissory note by and between SusGlobal Energy Corp., and AJB Capital Investments LLC, on April 12, 2024 (filed as Exhibit 4.1 to the Registrant's Form 10-Q filed with the SEC on June 7, 2024 and incorporated by reference).

10.1	Loan/Mortgage Commitment between Table Rock Holdings Inc., 1916761 Ontario Limited and D&D Brannan Consultants Inc., (the lenders) and 1684567 Ontario Inc., and SusGlobal Energy Belleville Ltd. (the borrowers) and SusGlobal Energy Corp. (the guarantor) (filed as Exhibit 10.1 to the Registrant's Form 10-Q filed with the SEC on August 14, 2019 and incorporated herein by reference).

10.2	General Security Agreement between Table Rock Holdings Inc., P.I.C.K.S. Inc., Canadian Western Trust Company, Giovanni and Assunta Paglia, Bob MacNelly and Shanna Young (the Secured Party), 1684567 Ontario Inc. (the Debtor) and SusGlobal Energy Corp., (the Guarantor) (filed as Exhibit 10.2 to the Registrant's Form 10-K filed with the SEC on April 7, 2020 and incorporated herein by reference).).

10.3	Guarantee by and between SusGlobal Energy Corp., and Private Lenders, dated August 13, 2021. (Filed as Exhibit 10.3 to the Registrant's Form 8-K filed with the SEC on August 20, 2021).

10.4	Form of Consulting Agreement between SusGlobal Energy Canada Corp., and Investors. (Filed as Exhibit 10.4 to the Registrant's Form 8-K filed with the SEC on November 9, 2021).

10.5	Form of Securities Purchase Agreement, effective March 8, 2022 (filed as Exhibit 10.5 to the Registrant's Form 8-K filed with the SEC on March 15, 2022).

10.6	Form of Securities Purchase Agreement, signed in June 2022 (filed as Exhibit 10.6 to the Registrant's Form 8-K filed with the SEC on June 30, 2022 and incorporated herein by reference).

10.7**	Executive Chairman Consulting Agreement between SusGlobal Energy Canada Corp., Travellers International Inc. and Marc Hazout effective January 1, 2023.

10.8**	Executive Consulting Agreement between SusGlobal Energy Canada Corp., and Ike Makrimichalos effective January 1, 2023.

10.9	Mortgage Commitment between R. Williamson Consultants Limited., P.I.C.K.S. Inc., and Canadian Western Trust Company (the lenders") and 1684567 Ontario Inc. (the "borrower") and SusGlobal Energy Corp. (the "guarantor"), on March 1, 2023.

10.11	Purchase of land by and between Snave Holdings Ltd., (the vendor) and SusGlobal Energy Canada Corp., (the purchaser) on November 2, 2023 (Filed as Exhibit 10.1 to the Registrant's Form 10-Q filed with the SEC on November 14, 2023 and incorporated by reference).

10.12	Mortgage commitment by and between Snave Holdings Ltd, (the lender) and SusGlobal Energy Canada Corp., (the borrower) dated November 2, 2023 (Filed as Exhibit 10.2 to the Registrant's Form 10-Q filed with the SEC on November 14, 2023 and incorporated by reference).

10.13	Mortgage commitment by and between R. Williamson Consultants Limited, P.I.C.K.S. Inc., and 2654666 Ontario Inc., (the lenders) and 1684567 Ontario Inc., (the borrower) and SusGlobal Energy Canada Corp., (the guarantor) on November 2, 2023 for the land purchase (Filed as Exhibit 10.3 to the Registrant's Form 10-Q filed with the SEC on November 14, 2023 and incorporated by reference).

10.14	Form of Securities Purchase Agreement dated April 12, 2024.

10.15	Loan between Gillam Construction Group Ltd., and SusGlobal Energy Canada I Ltd., dated July 29, 2024 (filed as Exhibit 10.1 to the Registrant's Form 10-Q filed with the SEC on September 27, 2024).

19.1*	Insider Trading Policy

14.1	Code of Ethics. (Filed as Exhibit 14.1 to the Registrant's Form 10-K filed with the SEC on April 1, 2019 and incorporated herein by reference).

21.1	Subsidiaries of the Registrant (filed as Exhibit 21 to the Registrant's Form 10-K filed with the SEC on April 14, 2022).

31.1*	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

31.2*	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

32+	Certification by the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Management contract or compensatory plan or arrangement.
+	In accordance with SEC Release 33-8238, Exhibit 32 is being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUSGLOBAL ENERGY CORP.

May 14, 2025	By:	/s/ Marc Hazout
Marc Hazout
Executive Chairman, President and Chief Executive Officer

May 14, 2025	By:	/s/ Ike Makrimichalos
Ike Makrimichalos
Chief Financial Officer (Principal
Financial and Accounting Officer)

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Marc Hazout	Chairman of the Board, President and Chief Executive Officer	May 14, 2025
Marc Hazout	(principal executive officer) and Director

/s/ Ike Makrimichalos	Chief Financial Officer	May 14, 2025
Ike Makrimichalos	(principal financial and accounting officer)

/s/ Andrea Calla	Director	May 14, 2025
Andrea Calla

/s/ Gary Herman	Director	May 14, 2025
Gary Herman

/s/ Susan Harte	Director	May 14, 2025
Susan Harte

