Form 10-Q
period 2025-03-31
SusGlobal Energy Corp.
filed 2025-06-16
CIK 1652539

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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
Yes [   ]    No [X]

The number of shares of the registrant's common stock outstanding as of June 16, 2025 was 139,832,019.

2

SusGlobal Energy Corp.

INDEX TO FORM 10-Q

For the Three-Month Periods Ended March 31, 2025 and 2024

3

SUSGLOBAL ENERGY CORP.

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025 and 2024

(Expressed in United States Dollars)

(unaudited)

4

SusGlobal Energy Corp.

Interim Condensed Consolidated Balance Sheets

As at March 31, 2025 and December 31, 2024

(Expressed in United States Dollars)

(unaudited)

	March 31, 2025	December 31, 2024
ASSETS
Current Assets
Cash	$953	$1,295
Government remittances receivable	21,422	25,881
Prepaid expenses and deposits (note 6)	25,585	41,820
Total Current Assets	47,960	68,996

Long-lived Assets, net (note 7)	3,020,511	3,080,422
Long-lived Assets held for sale (note 7)	5,564,800	5,560,000
Long-Term Assets	8,585,311	8,640,422
Total Assets	$8,633,271	$8,709,418
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
Accounts payable (note 8)	$5,421,683	$5,195,602
Government remittances payable	386,862	390,621
Accrued liabilities (notes 8, 9, and 12)	7,049,361	6,193,283
Current portion of long-term debt (note 9)	8,928,428	8,920,726
Convertible promissory notes (note 10)-in default	12,707,666	12,088,911
Loans payable to related parties (note 12)	721,732	721,154
Total Current Liabilities	35,215,732	33,510,297
Total Liabilities	35,215,732	33,510,297

Stockholders' Deficiency
Preferred stock, $.0001 par value, 10,000,000 authorized, none issued and outstanding	-	-
Common stock, $.0001 par value, 150,000,000 authorized, 137,332,019 (2024- 131,332,019) shares issued and outstanding (note 13)	13,737	13,137
Additional paid-in capital	19,879,530	19,760,130
Accumulated deficit	(48,311,360)	(46,429,702)
Accumulated other comprehensive income	1,835,632	1,855,556

Stockholders' deficiency	(26,582,461)	(24,800,879)

Total Liabilities and Stockholders' Deficiency	$8,633,271	$8,709,418

Going concern (note 2)
Commitments (note 14)
Subsequent events (note 18)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

5

SusGlobal Energy Corp.
Interim Condensed Consolidated Statements of Operations and Comprehensive Loss

For the three-month periods ended March 31, 2025 and 2024

(Expressed in United States Dollars)

(unaudited)

	For the three-month periods ended
	March 31, 2025	March 31, 2024
Revenue	$6,345	$38,575

Cost of Sales
Opening inventory	-	-
Depreciation	62,679	78,933
Direct wages and benefits	10,238	18,102
Equipment rental, delivery, fuel and repairs and maintenance	376,881	172,870
Utilities	922	(5,201)
Outside contractors	-	4,448
	450,720	269,152
Less: closing inventory	-	-
Total cost of sales	450,720	269,152

Gross loss	(444,375)	(230,577)

Operating expenses
Management compensation-stock- based compensation (notes 8 and 13)	-	54,000
Management compensation-fees (note 8)	130,650	139,013
Marketing	-	501
Professional fees	106,395	160,387
Interest expense (notes 8, 9 and 12)	348,090	285,316
Office and administration (note 8)	69,132	57,122
Rent and occupancy (note 8)	55,513	60,330
Insurance	-	14,649
Filing fees	7,021	11,137
Amortization of financing costs	-	57,516
Directors' compensation (note 8)	13,065	18,535
Repairs and maintenance	261	-
Foreign exchange (income) loss	(20,197)	325,217
Total operating expenses	709,930	1,183,723

Net loss from operations before other expenses	(1,154,305)	(1,414,300)
Other expenses (note 15)	(727,353)	(111,444)
Net loss	(1,881,658)	(1,525,744)
Other comprehensive (loss) income
Foreign exchange income	(19,924)	462,182

Comprehensive loss	$(1,901,582)	$(1,063,562)

Net loss per share-basic and diluted	$(0.01)	$(0.01)

Weighted average number of common shares outstanding- basic and diluted	134,065,351	125,877,079

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

6

SusGlobal Energy Corp.

Interim Condensed Consolidated Statements of Changes in Stockholders' Deficiency

For the three-month periods ended March 31, 2025 and 2024

(Expressed in United States Dollars)

(unaudited)

	Number of Shares	Common Shares	Additional Paid- in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Stockholders' Deficiency

Balance-December 31, 2024	131,332,019	$13,137	$19,760,130	$(46,429,702)	$1,855,556	$(24,800,879)
Shares issued on private placement	6,000,000	600	119,400	-	-	120,000
Other comprehensive loss	-	-	-	-	(19,924)	(19,924)
Net loss	-	-	-	(1,881,658)	-	(1,881,658)
Balance-March 31, 2025	137,332,019	$13,737	$19,879,530	$(48,311,360)	$1,835,632	$(26,582,461)

Balance-December 31, 2023	125,272,975	12,531	19,539,606	(38,570,531)	(49,666)	(19,068,060)
Shares issued on conversion of related party debt	809,044	81	101,049	-	-	101,130
Cancellation of shares for professional services	(750,000)	(75)	75	-	-	-
Other comprehensive loss	-	-	-	-	462,182	462,182
Net loss	-	-	-	(1,525,744)	-	(1,525,744)
Balance-March 31, 2024	125,332,019	$12,537	$19,640,730	$(40,096,275)	$412,516	$(20,030,492)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

7

SusGlobal Energy Corp.

Interim Condensed Consolidated Statements of Cash Flows

For the three-month periods ended March 31, 2025 and 2024

(Expressed in United States Dollars)

(unaudited)

	For the three-month period ended March 31, 2025	For the three-month period ended March 31, 2024
Cash flows from operating activities
Net loss	$(1,881,658)	$(1,525,744)
Adjustments for:
Depreciation	62,679	79,239
Amortization of financing fees	-	57,516
Stock-based compensation	-	54,000
Provision for loss	108,598	-
Loss on revaluation of convertible promissory notes	618,755	133,686
Gain on forgiveness of long-term debt	-	(22,242)
Changes in non-cash working capital:
Trade receivables	-	51,761
Government remittances receivable	4,489	17,461
Prepaid expenses and deposits	4,250	(3,707)
Accounts payable	221,979	583,688
Government remittances payable	(4,102)	(29,316)
Accrued liabilities	743,601	135,242
Net cash used in operating activities	(121,409)	(468,416)
Cash flows from financing activities
Repayment of long-term debt	-	(58,298)
Repayments of obligations under capital lease	-	(4,887)
Financing fee on loans payable to related parties	-	(6,673)
Advances of loans payable to related parties	14,633	249,607
Repayment of advances of loans payable to related parties	(14,633)	-
Proceeds on private placement	120,000	-
Net cash provided by financing activities	120,000	179,749
Effect of exchange rate on cash	1,067	287,626
Decrease in cash	(342)	(1,041)
Cash-beginning of period	1,295	1,263

Cash-end of period	$953	$222
Supplemental Cash Flow Disclosure:
Interest paid	$24,388	$48,033
Supplemental Non-Cash Disclosure:
Common stock issued at fair value for conversion of debt	$-	$101,130
Cancellation of common stock	$-	$75

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

8

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2025 and 2024
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

The Company incurred a net loss of $1,881,658 (2024-$1,525,744) for the three months ended March 31, 2025 and as at that date had a working capital deficit of $35,167,772 (December 31, 2024-$33,441,301) and an accumulated deficit of $48,311,360 (December 31, 2024-$46,429,702) and expects to incur further losses in the development of its business.

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
March 31, 2025 and 2024
(Expressed in United States Dollars)
(unaudited)

2. Going Concern, (continued)

These interim condensed consolidated financial statements do not include any adjustments to reflect the future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result if the Company was unable to continue as a going concern.

3. Significant Accounting Policies

These interim condensed consolidated financial statements do not include all the information and footnotes required by US GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements of the Company for the years ended December 31, 2024 and 2023 and their accompanying notes.

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

The Company is not exposed to significant interest rate risk on its long-term debt as at March 31, 2025 and December 31, 2024.

Credit risk is the risk of loss associated with a counterparty's inability to perform its payment obligations. As at March 31, 2025, the Company's credit risk is primarily attributable to cash and trade receivables. As at March 31, 2025, the Company's cash was held with a reputable Canadian chartered bank and a United States of America bank.

With regards to credit risk with customers, the customers' credit evaluation is reviewed by management and account monitoring procedures are used to minimize the risk of loss. The Company believes that no additional credit risk beyond amounts provided for by the allowance for doubtful accounts are inherent in accounts receivable. As at March 31, 2025 and December 31, 2024, there was no allowance for doubtful accounts.

As at March 31, 2025, the Company is not exposed to concentration risk as it has no customers as at March 31, 2025 and December 31, 2024. The Company had one customer whose revenue individually represented 10% or more of the Company's total revenue. This customer accounted for 100% (March 31, 2024-91%; 43%, 27% and 21% from three customers) of total revenue.

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2025 and 2024
(Expressed in United States Dollars)
(unaudited)

5. Financial Instruments, (continued)

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

Currency Risk

Although the Company's functional currency is the C$, the Company realizes a portion of its expenses in United States Dollars ("$"). Consequently, certain assets and liabilities are exposed to foreign currency fluctuations. As at March 31, 2025, $2,360,867 (December 31, 2024-$2,323,951) of the Company's net monetary liabilities were denominated in $. The Company has not entered into any hedging transactions to reduce the exposure to currency risk.

6. Prepaid Expenses and Deposits

Included in prepaid expenses and deposits are costs, primarily for administrative services to be expensed after March 31, 2025.

7. Long-lived Assets, net

		March 31, 2025		December 31, 2024
	Cost	Accumulated depreciation	Net book value	Net book value

Land	$1,466,325	$-	$1,466,325	$1,465,060
Composting buildings	2,109,142	947,036	1,162,106	1,192,714
Gore cover system	979,420	715,230	264,190	288,427
Driveway and paving	322,411	194,521	127,890	134,221
	$4,877,298	$1,856,787	$3,020,511	$3,080,422

Depreciation for the three-month period ended March 31, 2025, is disclosed in cost of sales in the amount of $62,679 (C$89,952) (C$78,933: C$106,464) and in office and administration in the amount of $nil (C$nil) (2024-$306; C$413), in the interim condensed consolidated statements of operations and comprehensive loss.

Long-lived Assets-held for sale

On July 28, 2024, the Company's real estate broker listed the Company's two properties located in Hamilton, Ontario, Canada, (the "Hamilton Facility") for sale. On the recommendation of the real estate broker, there was no selling price noted.

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2025 and 2024
(Expressed in United States Dollars)
(unaudited)

7. Long-lived Assets, net, (continued)

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

8. Related Party Transactions

For the three-month period ended March 31, 2025, the Company incurred $104,520 (C$150,000) (2024-$111,210; C$150,000), in management fees expense with Travellers International Inc. ("Travellers"), an Ontario company controlled by a director and the president and chief executive officer (the "CEO"); and $26,130 (C$37,500) (2024-$27,803; C$37,500) in management fees expense with the Company's chief financial officer (the "CFO"). As at March 31, 2025, unpaid remuneration and unpaid expenses in the amount of $606,619 (C$872,081) (December 31, 2024-$488,294; C$702,581) is included in accounts payable and $238,964 (C$343,536) (December 31, 2024-$212,695; C$306,036) is included in accrued liabilities in the interim condensed consolidated balance sheets.

For the three-month period ended March 31, 2025, the Company incurred $24,511 (C$35,176) (2024-$31,266; C$42,172) in rent expense paid under a lease agreement with Haute Inc. ("Haute"), an Ontario company controlled by the CEO. The lease agreement had expired and the Company is currently on a month-to-month arrangement.

In the prior year, on January 11, 2024, Travellers converted $101,130 (C$135,600) of accounts payable into 809,044 common shares of the Company at the closing trading price immediately prior to the conversion.  There was no gain or loss on this conversion.

For the independent directors, the Company recorded directors' compensation during the three months ended March 31, 2025 of $13,065 (C$18,750) (2024-$18,535; C$25,000). As at March 31, 2025, outstanding directors' compensation of $259,663 (C$373,293) (December 31, 2024-$246,407; C$354,543) is included in accrued liabilities, in the interim condensed consolidated balance sheets.

9. Long-Term Debt

		March 31, 2025	December 31, 2024
(a)i)	Mortgage Payable-due June 1, 2024	$3,906,684	$3,903,315
(a)ii)	Mortgage Payable-due March 1, 2024	1,043,400	1,042,500
(a)iii)	Mortgage Payable-due November 2, 2025	1,391,200	1,390,000
(a)iv)	Mortgage Payable-due November 2, 2024	730,380	729,750
(a)v)	Mortgage Payable-due December 14, 2024	1,553,482	1,552,141
(a)vi)	Mortgage Payable-due October 2, 2024	303,282	303,020
		8,928,428	8,920,726
Current portion		(8,928,428)	(8,920,726)
Long-Term portion		$-	$-

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2025 and 2024
(Expressed in United States Dollars)
(unaudited)

9. Long-Term Debt, (continued)

Refer also to going concern, note 2.

(a) i. On December 1, 2023, this 1st mortgage was renewed with a new maturity date of June 1, 2024 and a fixed interest rate of 13% per annum. On renewal, the 1st mortgage was increased by $289,564 (C$416,280), from $3,617,120 (C$5,200,000) to $3,906,684 (C$5,616,280), to account for increased interest based on the previous variable rate, three months of prepaid interest and a financing fee. The 1st mortgage is secured by the shares held of 1684567, a 1st mortgage on the Belleville Facility and a general assignment of rents. Financing fees on the 1st mortgage totaled $316,516 (C$455,419) and have been fully amortized at December 31, 2024. As at March 31, 2025 $584,344 (C$840,057) (December 31, 2024-$456,982; C$657,528) of accrued interest is included in accrued liabilities in the interim condensed consolidated balance sheets.

ii. On March 1, 2023, the Company obtained a 2nd mortgage in the amount of $1,043,400 (C$1,500,000) bearing interest at the annual rate of 12%, repayable monthly, interest only with a maturity date of March 1, 2024, secured as noted under paragraph i) above. The Company incurred financing fees of $41,700 (C$60,000) and have been fully amortized by December 31, 2024. As at March 31, 2025 $135,642 (C$195,000) (December 31, 2024-$104,250; C$150,000) of accrued interest is included in accrued liabilities in the interim condensed consolidated balance sheets. An additional mortgage, as noted below under paragraph iv), was arranged to complete the purchase.

iii. On November 2, 2023, the Company completed the purchase of additional land, consisting of a 2.03-acre site in Hamilton, Ontario, Canada for $2,156,360 (C$3,100,000), prior to an additional disbursement of $40,675 (C$58,475) representing land transfer tax. The Company obtained a vendor take-back mortgage in the amount of $1,391,200 (C$2,000,000) bearing interest at 7% annually, payable monthly, interest only and maturing November 2, 2025.

iv. In connection with the purchase of additional land noted above under paragraph iii) above, a 2nd mortgage was obtained in the amount of $730,380 (C$1,050,000) bearing interest at 13% annually, payable monthly interest only and secured by a 3rd mortgage on the property at the Belleville Facility.

v. On December 14, 2023, the Company made arrangements to repay the previous 1st mortgage on the first property purchased in Hamilton, Ontario, Canada on August 17, 2021, for a new 1st mortgage in the amount of $1,552,141 ($C2,233,298) with new creditors. The original 1st mortgage was a vendor take back mortgage in the amount of $1,553,482 (C$2,000,000).

vi On April 2, 2024, the Company received funds in the amount of $136,239 (C$196,028) for a $225,031 ($323,786) 4th mortgage secured by the Belleville Facility bearing interest at 12% annually payable monthly interest only maturing October 2, 2024, cross collateralized by a 3rd mortgage secured by the additional land in Hamilton, Ontario, Canada, net of unpaid interest, a financing fee of $18,765 (C$27,000) and six months of capitalized interest. Further, additional sums totaling $78,056 (C$112,214) were advanced after April 2, 2024, resulting in a balance of $303,282 (C$436,000) at March 31, 2025.

For the three-month period ended March 31, 2025, $266,686 (C$382,729) (2024-$262,113 (C$353,537) in interest was incurred on the mortgages payable.

10. Convertible Promissory Notes

		March 31, 2025	December 31, 2024

(a)	Convertible promissory note-October 28 and 29, 2021	$3,620,689	$3,432,025
(b)	Convertible promissory note-March 3 and 7, 2022	7,302,638	6,927,508
(c)	Convertible promissory note- June 23, 2022	1,597,804	1,564,475
(d)	Convertible promissory note-April 12, 2024, amended May 23, 2024	186,535	164,903
		$12,707,666	$12,088,911

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2025 and 2024
(Expressed in United States Dollars)
(unaudited)

10. Convertible Promissory Notes, (continued)

The convertible promissory notes are accounted for under the fair value option in the consolidated balance sheets. The actual principal outstanding on the balance of the notes as at March 31, 2025 is $9,023,175 including accrued interest of $2,680,792 (2024-$8,733,833, including accrued interest of $2,391,450).

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

As a result of the default on November 15, 2022, the Company was informed that the October 29, 2021 investor will now be accruing interest at the default rate of 24% per annum.  In addition, on October 4, 2023, an action was launched by the October 29, 2021 investor, who claimed he was owed $1,300,000 plus accrued interest which is after conversions of $318,100 during 2022 and 2023 and accrued interest of $734,269 as at March 31, 2025 (December 31, 2024-$657,337). The fair value of this convertible promissory note, included in the total in the table above, is $2,989,127 (December 31, 2024-$2,835,298). The Company intends to repay the balance owed when it is financially able to do so.

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2025 and 2024
(Expressed in United States Dollars)
(unaudited)

10. Convertible Promissory Notes, (continued)

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

Previously, the conversion price was a 30% discount to the price at which the securities were sold in connection with the Liquidity Event. In consideration for the extension of the maturity date, the Company agreed to issue the investor 500,000 shares of the Company's common stock. The Company used the with-and-without method to allocate the proceeds between the convertible promissory note and the common shares. As a result, all the proceeds were allocated to the convertible promissory note and $nil to the common shares. As a result of the default on July 28, 2023, the Company is now incurring interest at the default rate of 24%. As at March 31, 2025, this note had a principal balance of $451,588 (December 31, 20243-$432,523) including accrued interest of $129,428 (December 31, 2024-$110,363). The fair value of this convertible promissory note, included in the table above, is $631,562 (December 31, 2024-$596,727).

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

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2025 and 2024
(Expressed in United States Dollars)
(unaudited)

10. Convertible Promissory Notes, (continued)

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

As noted above, on June 8, 2023 the counsel for the March 2022 Investors provided the Company with a notice of default. This resulted in the principal balance of the March 2022 Investor Notes increasing in principal from $2,640,000 in total to $3,168,000, in total. In addition, interest is accruing at the rate of 24% per annum. As at March 31, 2025, the principal balance of the March 2022 investor notes totaled $4,969,854, including accrued interest of $1,801,854 (December 31, 2024-$4,782,378 including accrued interest of $1,614,378) is included in the convertible promissory notes balance.

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
March 31, 2025 and 2024
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

(d) On April 12, 2024, the Company executed one convertible promissory note (the "April 2024 Investor Note") with the June 2022 in the amount of $120,000 bearing interest at 10% per annum and having an OID of 10%. The April 2024 Investor Note was amended by the June 2022 Investor on May 23, 2024 resulting in a principal increase of $12,223. The maturity date of the April 2024 Investor Note is October 12, 2024. The proceeds from the April 2024 Investor Note were used to repay certain outstanding accounts. If this April 2024 Investor Note is not repaid by the maturity date, it will bear interest at the lesser of 18% and the maximum amount permitted under the law from the due date until paid. The June 2022 Investor may convert this April 2024 Investor Note on an event of default. The conversion price, only upon an event of default, will be 90% (a 10% discount) based on the lowest trading price on the previous twenty trading days ending on the date of conversion. The initial reserved amount shall be 5,000,000 shares of common stock. The Company also incurred professional fees of $8,500 which reduced the net proceeds on this April 2024 Investor Note. As at March 31, 2025, the principal balance of the April 2024 Investor Note totaled $147,464, including accrued interest of $15,241 (December 31, 2024- $141,595 including accrued interest of $9,372).

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

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2025 and 2024
(Expressed in United States Dollars)
(unaudited)

10. Convertible Promissory Notes, (continued)

Any transaction and other issuance costs have been expensed as incurred. Subsequently, the Company recognizes the notes at fair value with changes in net loss.

Gains and losses attributable to changes in credit risk were insignificant during the three-month periods ended March 31, 2025 and 2024. The Company recognized a loss of $618,755 (2024- $133,326) attributed to the change in fair value of the convertible promissory notes for the three-month periods ended March 31, 2025 and 2024.

11. Fair Value Measurement

The following table presents information about the Company's financial assets and liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation:

		Fair value as at March 31, 2025 and December 31, 2024 Using:
		Level 3	March 31, 2025	December 31, 2024
Assets:	$		$-	$-
Liabilities:
Convertible promissory notes			12,707,666	12,088,911
	$		$12,707,666	$12,088,911

During each of the three-month periods ended March 31, 2025 and 2024, there were no transfers between Level 1, Level 2, or Level 3. There were no financial assets or other liabilities measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024.

The following table summarizes the change in Level 3 financial instruments during the three-month period ended March 31, 2025 and year ended December 31, 2024.

	March 31, 2025	December 31, 2024
Fair value at December 31, 2024 and 2023	$12,088,911	$10,519,824
Fair value at issuance	-	182,143
Amendment	-	13,191
Mark to market	618,755	1,373,753
Fair value at March 31, 2025 and December 31, 2024	$12,707,666	$12,088,911

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

The fair value of the convertible promissory notes at issuance and at each reporting period was estimated based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The Company used a scenario-based binomial model to estimate the fair value of the convertible promissory notes. The model determines the fair value from a market participant's perspective by evaluating the payouts under hold, convert, or call decisions. The most significant estimates and assumptions used as inputs are those concerning type, timing and probability of specific scenario outcomes. Specifically, the Company assigned a probability of default, which would increase the required payout as described in Note 10 and calculated the fair value under each scenario.

At the issuance dates of the convertible promissory notes, the probability of default ("PD") was assumed to be 75% (December 31, 2024-75%), except for those which were amended post maturity, which were assumed to be 100%. The probability of default was determined in reference to a 1-year PD rate for a 'CCC+' rating at issuance, and a combination of 'CC' and 'CCC' credit ratings at March 31, 2025 and December 31, 2024. Increasing (decreasing) the probability of default would result in a significantly higher (lower) fair value measurement.

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2025 and 2024
(Expressed in United States Dollars)
(unaudited)

11. Fair Value Measurement, continued

Other significant unobservable inputs include the expected volatility and the credit spread. The expected volatility was based on the historical volatility over a look-back period that was consistent with the balance-remaining term of the instruments. A range of 189.6% to 212.3% (December 31, 2024-220.4% to 247.8%) was used for the expected volatility. The discount for lack of marketability was determined using a range of option pricing methodologies using the remaining restriction term corresponding to each instrument on the relevant valuation date. The credit spread was determined in reference to credit yields of companies with similar credit risk at the date of valuation. A premium of 10% (December 31, 2024-10%) was added to the credit spread as an instrument specific adjustment to reflect the Company's risk of default. A value of 22.82% (December 31, 2024-23.07%) was used for the credit spread.

12. Loans Payable to Related Parties

	March 31, 2025	December 31, 2024
Directors	$48,500	$48,500
CFO	23,554	23,533
Shareholders	3,000	3,000
Haute Inc.	646,678	646,121
Total	$721,732	$721,154

The loans owing to directors were received by the Company on June 6, 2022, March 16, 2023 and June 21, 2024, are unsecured, bearing interest at 5% per annum and due on demand.

On December 5, 2023, the Company received a loan from Haute Inc., in the amount of $417,360 (C$600,000) bearing interest at 13% per annum, due June 5, 2024. The net proceeds were $234,066 (C$336,495) after deducting outstanding interest on existing mortgages for a wholly owned subsidiary, 1684567, and other disbursements in the amount of $142,017 (C$204,165), a financing fee in the amount of $12,521 (C$18,000) plus the applicable harmonized sales taxes of $1,628 (C$2,340). In addition, six months of interest in the amount of $27,128 (C$39,000) was capitalized.

On January 9, 2024, the Company received a loan from Haute Inc., in the amount of $229,318 (C$329,670) bearing interest at 13% per annum due July 9, 2024. The proceeds received on January 9, 2024 net of capitalized interest of $13,564 (C$19,500) for six months and a financing fee of $6,260 (C$9,000) plus the applicable harmonized sales taxes of $814 (C$1,170) amounted to $208,680 (C$300,000).

During the three-month period ended March 31, 2025, $21,017 (C$30,214) (2024-$21,469; C$28,957) in interest was incurred on the two loans from Haute Inc.

During the three-month period ended March 31, 2025, Travellers, converted a total of $nil (C$nil) (2024-$101,130; C$135,600) of accounts payable owing to Travellers for nil (2024 - 809,044) common shares of the Company at the closing trading price immediately prior to the conversion.  There was no gain or loss on this conversion.

13. Capital Stock

As at March 31, 2025, the Company had 150,000,000 common shares authorized with a par value of $.0001 per share and 137,332,019 (December 31, 2024-131,332,019) common shares issued and outstanding.

On February 18, 2025, the Company raised $120,000 in a private placement for the issuance of 6,000,000 common shares to Travellers.

During the three-month period ended March 31, 2025, Travellers, converted a total of $nil (C$nil) (2024-$101,130; C$135,600) of accounts payable owing to Travellers for nil (2024 - 809,044) common shares of the Company at the closing trading price immediately prior to the conversion.  There was no gain or loss on this conversion. In addition, during the prior three-month period ended March 31, 2024, on March 18, 2024, the Company submitted a cancellation order to its transfer agent to cancel 750,000 common shares issued in the prior year to a consultant. There was no gain or loss on this cancellation.

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2025 and 2024
(Expressed in United States Dollars)
(unaudited)

14. Commitments

a) Effective January 1, 2023, new executive consulting agreements were finalized for the services of the CEO and the CFO, for two years and one year, respectively. The CEO's monthly fee was $27,824 (C$40,000) for 2023 and is $34,780 (C$50,000) for 2024 and for the CFO was $8,695 (C$12,500) for 2023. There is no future minimum commitment under these consulting agreements since both the CEO and the CFO are providing their services on a month-to-month basis.

b) The Company has agreed to lease its office premises from Haute on a month-to-month basis, at the monthly rate of $6,956 (C$10,000). The Company is responsible for all expenses and outlays in connection with its occupancy of the leased premises, including, but not limited to utilities, realty taxes and maintenance.

c) Effective February 3, 2021, upon the successful completion of a Nasdaq listing, the Company has committed a payment of $300,000 to a consulting firm providing advisory and consulting services.

d) On November 5, 2021, the Company committed to the design and construction of its Hamilton Facility including architectural and general contracting fees in the amount of $6,347,913 (C$9,125,809) plus applicable harmonized sales taxes. As noted under note 7, Long-lived Assets, net, the Hamilton Facility, is now held for sale.

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

f) The Company was assigned the land lease on the purchase of certain assets of Astoria Organic Matters Ltd., and Astoria Organic Matters Canada LP on September 15, 2017. The land lease, which comprises 13.88 acres in Roslin, Ontario, Canada, has a term expiring March 31, 2034. The basic monthly rent on the net lease is $2,087 (C$3,000) and is subject to adjustment based on the consumer price index as published by Statistics Canada ("CPI"). To date, no adjustment for CPI has been charged. The Company is also responsible for any property taxes, maintenance, insurance and utilities. In addition, the Company had the right to extend the lease for five further terms of five years each and one further term of five years less one day. As the Company acquired the business of 1684567, the previous landlord, in 2019, there are no future commitments for this lease. The Company is responsible through a special provision of the site plan agreement with the City of Belleville (the "City"), Ontario, Canada, that it is required to fund road maintenance required by the City through to September 30, 2025 at an annual rate of $6,956 (C$10,000). The future minimum commitment is as follows:

For the nine-month period ending December 31, 2025	$6,956

Up until September 30, 2023, PACE had provided the Company a letter of credit in favor of the MECP in the amount of $204,301 (C$276,831) and, as security, had registered a charge of lease over the Company's Belleville Facility located at 704 Phillipston Road, Roslin (near Belleville), Ontario, Canada.

The current letter of credit required by the MECP for the Belleville Facility is $443,540 (C$637,637) and now $101,896 (C$146,487), while the Company re-assesses and re-submits it financial assurance to the MECP with the assistance of its environmental consultant. The Company has not yet satisfied this requirement of the MECP.

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2025 and 2024
(Expressed in United States Dollars)
(unaudited)

14. Commitments, (continued)

The letter of credit is a requirement of the MECP and is in connection with the financial assurance provided by the Company for it to be in compliance with the MECPs environmental objectives. The MECP regularly evaluates the Company's Belleville Facility to ensure compliance is adhered to and the letter of credit is subject to change by the MECP. The Company had engaged an environmental consulting firm to re-evaluate the financial assurance with the MECP which is based on the estimated environmental remediation and clean-up costs for the Belleville Facility. As a result of inspections carried out by the MECP during the prior years, some of which have resulted in MECP orders having been issued, the Company has accrued estimated and actual costs for corrective measures in orders issued by the MECP $2,692,633 (C$3,870,950) (December 31, 2024-$2,344,600; C$3,373,525).

15. Other Expenses

	March 31, 2025	March 31, 2024
(a) Loss on revaluation of convertible promissory notes	$(618,755)	$(133,686)
(b) Provision for loss	(108,598)	-
(c) Gain on forgiveness of CEBE loans	-	22,242
	$(727,353)	$(111,444)

(a) Loss on revaluation of convertible promissory notes. Refer also to convertible promissory notes, note 10.

(b) The provision for loss relates to one of the March 2022 Investor Notes as disclosed under note17, legal proceedings.

(c) In the prior period ended March 31, 2024, the Company recognized a gain on the forgiveness of the Canada Emergency Business Account ("CEBA") as a result of repaying the required portion of the CEBA loans within the time period to allow for a forgiven amount of $22,242 (C$30,000).

16. Economic Dependence

The Company generated 100% of its revenue from one customer during the three-month period ended March 31, 2025 (2024-91% from three customers).

17. Legal Proceedings

From time to time, the Company may become involved in litigation relating to claims arising from the ordinary course of business. Management believes that there are currently no claims or actions pending against us, the ultimate disposition of which would have a material adverse effect on our results of operations, financial condition, or cash flows, except as follows:

The Company has a claim against it for unpaid legal fees in the amount of $45,382 (C$65,241). The amount is included in accounts payable on the Company's consolidated balance sheets.

On October 4, 2023, an action was launched by one of the October 2021 Investors, who claimed he was owed $1,300,000 plus accrued interest. The principal balance in the accounts and noted under convertible promissory notes, note 10(a) is $2,034,269 (December 31, 2024-$1,957,337), which is after conversions of $318,100 during 2022 and 2023 and includes accrued interest of $734,269 (December 31, 2024-$657,337). The Company has disclosed the fair value of this convertible promissory note as $2,989,127 (December 31, 2024-$2,835,298). The Company intends to repay the balance owed when it is financially able to do so.

On November 27, 2023 and March 6, 2024, the Company experienced an outflow of leachate impacted water from the stormwater pond at the Belleville Facility into the City of Belleville's (the "City") roadside ditch. The Company is collaborating with its environmental consultants and its Canadian legal counsel to assess the damage caused, remediate this occurrence and report regularly to the MECP. As noted below, on August 30, 2024, the Company and the City remediated with a settlement in the amount of $90,428 (C$130,000). This amount is included under accrued liabilities in the Company's interim condensed consolidated balance sheets.

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2025 and 2024
(Expressed in United States Dollars)
(unaudited)

17. Legal Proceedings, continued

On October 24, 2023, the Company received a letter from the utility company for unpaid hydro bills in the amount of $233,228 (C$335,291). The amount of this original claim and any amounts subsequently invoiced are included in accounts payable on the Company's interim condensed consolidated balance sheets.

In addition, on November 17, 2023, the Company received an amended claim filed against it from 2023 by Tradigital in the sum of $219,834 in owed fees plus the difference in stock price, 300,000 common shares of the Company, plus attorney fees and expenses. The case went to arbitration on March 11, 2024 and the Company defended its position. On April 4, 2024, the International Centre for Dispute Resolution indicated that no additional evidence is to be submitted and the hearings were declared closed as of April 29, 2024. The tribunal endeavored to render the final decision within the timeframe provided for in the rules. Management agrees that outstanding fees, which are included in accounts payable in the interim condensed consolidated balance sheets, are only in the amount of $30,000, which was agreed to by the parties in earlier communications and through various e-mail correspondence.  In addition, management has no issue with the outstanding common shares to be provided to the claimant totaling 300,000. Management believes that the additional claim amount of $189,834 is without merit. Of the total of 300,000 common shares, 50,000 have been issued and the remaining 250,000 were previously disclosed as shares to be issued in the consolidated statements of stockholders' deficiency. On April 26, 2024, the arbitrator for this claim awarded Tradigital the sum of $118,170 which had been accrued by the Company. In addition, the remaining 250,000 common shares were not required to be issued by the Company and are no longer disclosed as shares to be issued.

On April 1, 2024, the Company received notice of a complaint filed against it by one of the March 2022 Investors, seeking damages of no less than $4,545,393. The Company had thirty calendar days to respond and on April 30, 2024, the Company was able to extend the time to respond with opposing counsel, a further fifteen days. The Company has been unable to retain counsel to represent it in this matter. The full amount of the complaint was included in the accounts at December 31, 2023, March 31, 2024 and June 30, 2024. On May 21, 2024, the counsel for the plaintiff requested an entry for a default judgement against the Company. On September 11, 2024, the default judgement was filed in the amount of $2,848,744. In addition, pre-judgement interest was granted in the amount of $87,414 at the rate of 10% per annum on the principal balance from May 22, 2024 through September 11, 2024. On the filing of this default judgement, the March 2022 Investor removed two causes of action previously filed in their complaint which the Company received notice of on April 1, 2024 and accrued for accordingly. The impact of the removal of the two causes of action totaling $2,250,000, plus the additional pre-judgement and other interest charged resulted in a reduction in the previous accrual for loss in the amount of $1,191,033, which was disclosed in the December 31, 2024 consolidated financial statements. During the current three-month period ended March 31, 2025, the Company has accrued interest of 15% on the outstanding balance, as noted in the default judgement. Refer to note 15(b), other expenses.

On May 16, 2024, the Company was informed by its Canadian legal counsel that the City issued an order against the Belleville Facility, its numbered company, 1684567 and its officers for the repayment of the cost of pumping out contaminated water from the City's roadside ditch, along with legal and other associated costs. On May 31, 2024, the companies and the officers filed notices of appeal to the Ontario Land Tribunal. The Company and its Canadian legal counsel were in discussions with the legal representatives from the City, to come to a resolution before any action by the Ontario Land Tribunal. On August 30, 2024, minutes of settlement were finalized between the City and the Company to settle for an amount of $90,428 (C$130,000) ten days following the sale of the Hamilton Facility. There are certain events of default, including not meeting the timeline set above and if the sale of the Hamilton Facility does not occur before January 31, 2025, it would result in the actual cost incurred by the City to be paid by the Company. The actual costs noted in the minutes of settlement totaled $133,896 (C$192,490). In addition, in connection with the minutes of settlement, the Company and its officers subsequently withdrew their appeals with the Ontario Land Tribunal on September 4, 2024, and the Ontario Land Tribunal closed their case. The Company's Hamilton Facility was not sold by January 31, 2025 and on February 10, 2025, the City issued a second order to the Companies and its two officers for an additional sum of $25,881 (C$37,207) representing additional costs resulting from the spill. The Company's counsel has responded to the City's counsel. See below on March 12, 2025.

On June 10, 2024, the Company received a statement of claim from the general contractor, Gillam Construction Group Ltd. ("Gillam"), for the construction of the Hamilton Facility. Gillam also named the Company's two officers as defendants. The Company and its Canadian legal counsel were able to resolve the matter with the Plaintiff with a final settlement of $2,017,240 (C$2,900,000) if paid on or before November 30, 2024. Effective December 1, 2024, as a result of non-payment by the Company, the final settlement was now $2,086,800 ($3,000,000) and accrues interest at a variable rate using the Bank of Nova Scotia prime rate plus four percent (4%), compounded daily, due February 1, 2025. The settlement reached was over and above the original amount included in the accounts of the Company. The Company provided for this excess in the amount of $300,565 (C$409,122) as a loss on settlement during the year ended December 31, 2024. On February 1, 2025, the Company signed an extension to May 29, 2025, to repay the principal amount of $2,086,800 (C$3,000,000) plus accrued interest and legal fees. Effective February 1, 2025, the principal amount is accruing interest at a fixed rate of twelve and one-half percent (12.5%) annually, compounded daily. Refer also to subsequent events, note 18(c).

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2025 and 2024
(Expressed in United States Dollars)
(unaudited)

17. Legal Proceedings, (continued)

On September 5, 2024, one of the Company's subsidiaries was served with a construction lien on the property at the Belleville Facility in the amount of $158,530 (C$227,904) representing outstanding accounts payable for environmental services provided by the contractor.

On March 3, 2025, the Company received a notice from the Ontario Supreme Court of Justice for unpaid fees with the Company's prior auditors. The outstanding amount includes fees of $49,444 (C$71,081), which is included under accounts payable in the consolidated balance sheets and interest charged of $27,181 (C$39,076), which has been provided for, in total $76,625 (C$110,157). On May 6, 2025, the Company received an amended notice of motion returnable the week of May 19, 2025. The plaintiff would also seek to recover other costs and disbursements along with additional interest.

On March 10, 2025, the City provided 1684567, the owner of the property at the Belleville Facility with a statement of outstanding property taxes, annual road maintenance assessments, interest, penalties and related totaling $157,071 (C$225,807). The outstanding property taxes, including annual road maintenance costs, interest and penalties at December 31, 2024, are included in accounts payable in the consolidated balance sheets.

On March 12, 2025, the City informed 1684567 for outstanding property taxes, other charges including the amounts described above for costs resulting from the spill at the Belleville Facility. The amount noted by the City includes certain costs relating to 2025, in total $299,575 ($430,672). The City is demanding payment on or before April 23, 2025. On April 22, 2025, the City and 1684567 signed an extension agreement to provide for the payment of the amounts noted above along with the property taxes to be invoiced by the City during the extension period and any additional interest and penalties. The payments are to be made monthly, commencing April 22, 2025 through to March 22, 2026 in the amount of $31,836 (C$45,767).

In a letter dated March 20, 2025, the Canada Revenue Agency (the "CRA"), informed the Company of outstanding harmonized sales taxes and payroll remittance amounts, including interest and penalties, owing for the Belleville Facility. The total amount is $531,497 (C$764,084) and includes amounts relating to 2025. The Company has included under accounts payable and under accrued liabilities in the consolidated financial statements the amounts owing as at March 31, 2025. Management has been in discussions with the CRA to repay the outstanding amounts over a reasonable amount of time once funding is received.

18. Subsequent Events

The Company's management has evaluated subsequent events up to the date the interim condensed consolidated financial statements were issued, pursuant to the requirements of ASC 855 and has determined the following to be material subsequent events:

(a) On April 22, 2025, the City and 1684567 signed an extension agreement to provide for the payment of the amounts noted above along with the property taxes to be invoiced by the City during the extension period and any additional interest and penalties. The payments are to be made monthly, commencing April 22, 2025 through to March 22, 2026 in the amount of $31,836 (C$45,767).  On May 5, 2025, the mortgagees for the property agreed to provide the funding for the agreed upon payments during the extension period.

(b) On May 14, 2025, Travellers entered into a private placement for 2,500,000 common shares of the Company for $50,000, priced at $0.02 per share.

(c) On May 29, 2025, the Company signed an extension with Gillam, extending the repayment date from May 29, 2025 to August 15, 2025 on the same terms and conditions as the previous extension dated February 1, 2025.

(d) On June 12, 2025, Travellers entered into a private placement for 2,500,000 common shares of the Company for $50,000, priced at $0.02 per share. The common shares are expected to be issued following the filing date.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this Management's Discussion and Analysis ("MD&A"), other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "would," "expect," "intend," "could," "estimate," "should," "anticipate," or "believe," and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. Readers should carefully review the risk factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the Securities and Exchange Commission on May 14, 2025.

The following MD&A is intended to help readers understand the results of our operation and financial condition, and is provided as a supplement to, and should be read in conjunction with, our Interim Unaudited Financial Statements and the accompanying Notes to Interim Unaudited Financial Statements under Part 1, Item 1 of this Quarterly Report on Form 10-Q.

Growth and percentage comparisons made herein generally refer to the three-month period ended March 31, 2025 compared with the three-month period ended March 31, 2024 unless otherwise noted. Unless otherwise indicated or unless the context otherwise requires, all references in this document to "we, "us, "our," the "Company," and similar expressions refer to SusGlobal Energy Corp., and depending on the context, its subsidiaries.

SPECIAL NOTICE ABOUT GOING CONCERN AUDIT OPINION

OUR AUDITORS ISSUED OPINIONS EXPRESSING SUBSTANTIAL DOUBT AS TO OUR ABILITY TO CONTINUE IN BUSINESS AS A GOING CONCERN FOR THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023. YOU SHOULD READ THIS QUARTERLY REPORT ON FORM 10-Q WITH THE "GOING CONCERN" ISSUES IN MIND.

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

Financings

(a) Securities Purchase Agreements

On March 31, 2025, the Company had and currently has 6 security purchase agreements outstanding with 4 investors. The outstanding principal balance at March 31, 2025 of the convertible promissory notes was $9,023,175, including accrued interest of $2,680,792 with a fair value of $12,707,666. Please refer to the consolidated financial statements, convertible promissory notes, note 10 and fair value measurement, note 11 for details on the convertible promissory notes.

Please refer to the interim condensed consolidated financial statements, convertible promissory notes, note 10 and fair value measurement, note 11 for details on the convertible promissory notes.

(b) Mortgages

On March 31, 2025, the Company had a total of six mortgages totaling $8,928,428 (C$12,835,578). The mortgages are all past due. Please refer to long-term debt, note 9, for details on the mortgages.

(c) Other Financings

On December 5, 2023 and January 9, 2024, the Company arranged for two loans from Haute Inc., in total $646,678 (C$929,670). The loans are accruing interest at the rate of 13% per annum.

On February 18, 2025, the Company raised $120,000 in a private placement for the issuance of 6,000,000 common shares to Travellers, priced at $0.02 per share.

On May 14, 2025, the Company raised $50,000 in a private placement for the issuance of 2,500,000 common shares to Travellers, priced at $0.02 per share.

On June 12, 2025, the Company raised $50,000 in a  private placement for 2,500,000 common shares to Travellers, of the Company for $50,000, priced at $0.02 per share. The common shares are expected to be issued following the filing date.

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

Organic Composting Facility- As noted above, the Company's Belleville Facility, located in Belleville, Ontario Canada, has ECAs in place to accept up to 70,000 MT of waste annually and is currently in operation. Certain assets of the organic waste processing and composting facility, including the ECAs for the waste transfer station (not yet built), were acquired by the Company on September 15, 2017, from the Receiver for Astoria, under the asset purchase agreement (the "APA"). The Company charges tipping fees for the waste accepted at the Belleville Facility based on arrangements in place with the customers and the type of waste accepted. Typical waste accepted includes, SSO, leaf and yard, food, liquid, paper sludge and biosolids. As a result of ceasing the acceptance of waste after January 10, 2024, there was no revenue from tipping fees or the sale of compost.

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

On July 28, 2024, the Company's real estate broker listed the Company's two properties located in Hamilton, Ontario, Canada, (the "Hamilton Facility") for sale. On the recommendation of the real estate broker, there was no selling price noted. Once the Hamilton Facility sale listing expired on February 28, 2025, it was not renewed.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2025, the Company had a bank balance of $953 (December 31, 2024-$1,295) and current debt obligations and other current liabilities in the amount of $35,215,732 (December 31, 2024-$33,510,297). As at March 31, 2025, the Company had a working capital deficit of $35,167,772 (December 31, 2024-$33,441,301). The Company does not currently have sufficient funds to satisfy the current debt obligations.

The Company's total assets as at March 31, 2025 were $8,633,271 (December 31, 2024-$8,709,418) and total current liabilities were $35,215,732 (December 31, 2024-$33,510,297). Significant losses from operations have been incurred since inception and there is an accumulated deficit of $48,311,360 as at March 31, 2025 (December 31, 2024 -$46,429,702). Continuation as a going concern is dependent upon generating significant new revenue and generating external capital and securing debt to satisfy its creditors' demands and to achieve profitable operations while maintaining current fixed expense levels.

To pay current liabilities and to fund any future operations, the Company requires significant new funds, which the Company may not be able to obtain. In addition to the funds required to liquidate the $35,215,732 in current debt obligations and other current liabilities, the Company estimates that approximately $10,000,000 must be raised to fund capital requirements and general corporate expenses for the next 12 months.

In the normal course of business, we are exposed to market risks, including changes in interest rates, certain commodity prices and Canadian currency rates. The Company does not use derivatives to manage these risks.

As at March 31, 2025, the current and long-term portions of our debt obligations totaled $22,357,826 (December 31, 2024-$21,730,791). Except for one mortgage included under the long-term debt in the amount of $1,391,200 (C$2,000,000), all other debt is past due.

The current letter of credit required by the MECP for the Belleville Facility is $443,540 (C$637,637) and now $101,896 (C$146,487), while the Company re-assesses and re-submits it financial assurance to the MECP with the assistance of its environmental consultant. The Company has not yet satisfied this requirement of the MECP.

The letter of credit is a requirement of the MECP and is in connection with the financial assurance provided by the Company for it to be in compliance with the MECPs environmental objectives. The MECP regularly evaluates the Company's Belleville Facility to ensure compliance is adhered to and the letter of credit is subject to change by the MECP. The Company had engaged an environmental consulting firm to re-evaluate the financial assurance with the MECP which is based on the estimated environmental remediation and clean-up costs for the Belleville Facility. As a result of inspections carried out by the MECP during the prior years, some of which have resulted in MECP orders having been issued, the Company has accrued estimated and actual costs for corrective measures in orders issued by the MECP $2,692,633 (C$3,870,950) (December 31, 2024-$2,344,600; C$3,373,525).

CONSOLIDATED RESULTS OF OPERATIONS - FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2025 COMPARED TO THE THREE-MONTH PERIOD ENDED MARCH 31, 2024

	For the three-month periods ended
	March 31, 2025	March 31, 2024

Revenue	$6,345	$38,575

Cost of Sales
Opening inventory	-	-
Depreciation	62,679	78,933
Direct wages and benefits	10,238	18,102
Equipment rental, delivery, fuel and repairs and maintenance	376,881	172,870
Utilities	922	(5,201)
Outside contractors	-	4,448
	450,720	269,152
Less: closing inventory	-	-
Total cost of sales	450,720	269,152

Gross loss	(444,375)	(230,577)

Operating expenses
Management compensation-stock-based compensation	-	54,000
Management compensation-fees	130,650	139,013
Marketing	-	501
Professional fees	106,395	160,387
Interest expense	348,090	285,316
Office and administration	69,132	57,122
Rent and occupancy	55,513	60,330
Insurance	-	14,649
Filing fees	7,021	11,137
Amortization of financing costs	-	57,516
Directors' compensation	13,065	18,535
Repairs and maintenance	261	-
Foreign exchange (income) loss	(20,197)	325,217
Total operating expenses	709,930	1,183,723

Net loss from operations before other expenses	(1,154,305)	(1,414,300)
Other expenses	(727,353)	(111,444)
Net Loss	$(1,881,658)	$(1,525,744)

RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2025 AND 2024

As a result of an order issued by the Ministry of Labour, Immigration, Training and Skills Development, specifically relating to high ammonia levels in one of the Company's composting buildings at its Belleville Facility, the Company ceased accepting waste after January 10, 2024, to address this and other compliance matters issued by the MECP. The Company also received orders from the MECP to address repairs, the clean-up of unusable waste on site, re-habilitating its stormwater management system and other matters. Management anticipates these matters will take the balance of the year to be completed and be able to reopen in 2026. This will require significant investment and is dependent on the Company securing funding. The Company will require significant investment to carry out repairs and improvements, some of which as ordered by the MECP. This will also include replacement of certain equipment at the Belleville Facility.

During the three-month period ended March 31, 2025, the Company generated $6,345 of revenue from its Belleville Facility compared to $38,575 in the three-month period ended March 31, 2024. The decrease in revenue is due to the result of not accepting waste after January 10, 2024. The current revenue is from the sale of carbon credits. The prior period's revenue consists of tipping fees earned on the acceptance of waste during the short period the Belleville Facility was open and revenue from the sale of carbon credits.

In the operation of the Belleville Facility, the Company processes organic and other waste received and produces the end product, compost. The cost of sales totaled $450,720 for the three-month period ended March 31, 2025 compared to $269,152 for the three-month period ended March 31, 2024. These costs include equipment rental, delivery, fuel, repairs and maintenance, direct wages and benefits, depreciation, utilities and outside contractors. Included are costs for actual and estimated expenditures for completing certain known compliance matters as ordered by the MECP.

Operating expenses reduced by $473,793 from $1,183,723 in the three-month period ended March 31, 2024 to $709,930 in the three-month period ended March 31, 2025, explained further below.

Management compensation related to stock-based compensation reduced by $54,000, in the three-month period ended March 31, 2025 compared to the three-month period ended March 31, 2024, since any remaining stock-based compensation became fully vested by December 31, 2024. And the management compensation relating to fees reduced by $8,363 impacted only by the translation of the Canadian dollar fees to the United States dollar. In Canadian dollars, the fees were unchanged.

There has been no marketing plan in either three-month period thus no marketing expenses in the current three-month period ended March 31, 2025.

Professional fees reduced by $53,992, from $160,387 in the three-month period ended March 31, 2024 to $106,395 in the three-month period ended March 31, 2025, primarily due to a reduction in legal fees incurred in addressing the orders issued by the MECP.

Interest expense increased by $62,774 from $285,316 in the three-month period ended March 31, 2024 to $348,090 in the three-month period ended March 31, 2025. This increase was primarily due to the new fourth mortgage for the Belleville Facility received in April 2024 and the interest accruing on the obligation owing to the Company's general contractor for the Hamilton Facility.

Office and administration expenses increased by $12,010, from $57,122 in the three-month period ended March 31, 2024 to $69,132 in the three-month period ended March 31, 2025. The increase was primarily due to an increase in interest and penalties related to unpaid accounts payable.

Rent and occupancy reduced nominally by $4,817 from $60,330 in the three-month period ended March 31, 2024 to $55,513 in the three-month period ended March 31, 2025.

Insurance reduced by $14,649 from $14,649 in the three-month period ended March 31, 2024 to $nil in the three-month period ended March 31, 2025, as the Company has no active insurance policies in place.

Filing fees decreased by $4,116, from $11,137 in the three-month period ended March 31, 2024 to $7,021 in the three-month period ended March 31, 2025, primarily due to the absence of an investor relations website service in the current three-month period ended March 31, 2025.

The amortization of financing costs reduced by $57,516, from $57,516 in the three-month period ended March 31, 2024 to $nil in the three-month period ended March 31, 2025, as the financing fees have now been fully amortized.

Directors' compensation reduced by $5,470 from $18,535 in the three-month period ended March 31, 2024 to $13,065 in the three-month period ended March 31, 2025, as there are now three independent directors compared to four in the prior period.

There were minimal repairs of $261 in the three-month period ended March 31, 2025 with no repairs in the prior three-month period ended March 31, 2024.

The foreign exchange loss in the three-month period ended March 31, 2024 in the amount of $325,217 reduced to income of $20,197 in the three-month period ended March 31, 2025 a change of $345,414, due primarily to the translation of significant United States dollar denominated balances, such as the convertible promissory notes during a period of a more stable Canadian dollar compared to the United States dollar.

During the current three-month period ended March 31, 2025, the Company recorded a loss on the revaluation of the convertible promissory notes in the amount of $618,755 compared to a loss of $133,686 in the three-month period ended March 31, 2024. In addition, the company recognized a provision for loss for a March 2022 convertible promissory note in the amount of $108,598. In the prior three-month period ended March 31, 2024, the Company recognized a gain of $22,242 on the forgiveness of a portion of the CEBA loans on repayment in January of 2024. Overall, the other expense increased by $615,909, from $111,444 in the three-month period ended March 31, 2024 to $727,353 in the three-month period ended March 31, 2025.

As at March 31, 2025, the Company had a working capital deficit of $35,167,772 (December 31, 2024-$33,441,301), incurred a net loss of $1,881,658 (March 31, 2024-$1,525,744) for the three months ended March 31, 2025 and had an accumulated deficit of $48,311,360 (December 31, 2024-$46,429,702) and expects to incur further losses in the development of its business.

These factors cast substantial doubt as to the Company's ability to continue as a going concern, which is dependent upon its ability to obtain the necessary financing to further the development of its business, satisfy its outstanding obligations to its creditors and upon achieving profitable operations. There is no assurance of funding being available or available on acceptable terms. Realization values may be substantially different from carrying values as shown.

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

Stock-based compensation

The Company records compensation costs related to stock-based awards in accordance with ASC 718, Compensation-Stock Compensation, whereby the Company measures stock-based compensation cost at the grant date based on the estimated fair value of the award. Compensation cost is recognized on a straight-line basis over the requisite service period of the award. Where necessary, the Company utilizes the Black-Scholes option-pricing model to estimate the fair value of stock options granted, which requires the input of highly subjective assumptions including: the expected option life, the risk-free rate, the dividend yield, the volatility of the Company's stock price and an assumption for employee forfeitures. The risk-free rate is based on the U.S. Treasury bill rate at the date of the grant with maturity dates approximately equal to the expected term of the option. The Company has not historically issued any dividends and does not expect to in the near future. Changes in any of these subjective input assumptions can materially affect the fair value estimates and the resulting stock- based compensation recognized. The Company has not issued any stock options and has no stock options outstanding at March 31, 2025.

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

Convertible Promissory Notes

The Company has elected the fair value option to account for its convertible promissory notes issued after December 31, 2020. In accordance with ASC 825, the convertible promissory notes are marked-to-market at each reporting date with changes in fair value recorded as a component of other expenses, in the interim condensed consolidated statements of operations and comprehensive loss. The Company has elected to include interest expense in the changes in fair value. Transaction costs are incurred as expensed. The Company did not elect the fair value option for the convertible promissory notes issued in 2019. These notes are measured at amortized cost.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

There were no new accounting pronouncements issued and not yet adopted that were expected to have a material impact on the Company's interim condensed consolidated financial position or results of operations in the current or future periods.

EQUITY

As at March 31, 2025, the Company had 137,332,019 common shares issued and outstanding. As at the date of this filing, the Company had 139,832,019 common shares issued and outstanding.

STOCK OPTIONS, WARRANTS AND RESTRICTED STOCK UNITS

The Company has no stock options, warrants or restricted stock units outstanding as at March 31, 2025 and as of the date of this filing.

RELATED PARTY TRANSACTIONS

For the three-month period ended March 31, 2025, the Company incurred $104,520 (C$150,000) (2024-$111,210; C$150,000), in management fees expense with Travellers International Inc. ("Travellers"), an Ontario company controlled by a director and the president and chief executive officer (the "CEO"); and $26,130 (C$37,500) (2024-$27,803; C$37,500) in management fees expense with the Company's chief financial officer (the "CFO"). As at March 31, 2025, unpaid remuneration and unpaid expenses in the amount of $606,619 (C$872,081) (December 31, 2024-$488,294; C$702,581) is included in accounts payable and $238,964 (C$343,536) (December 31, 2024-$212,695; C$306,036) is included in accrued liabilities in the interim condensed consolidated balance sheets.

For the three-month period ended March 31, 2025, the Company incurred $24,511 (C$35,176) (2024-$31,266; C$42,172) in rent expense paid under a lease agreement with Haute Inc. ("Haute"), an Ontario company controlled by the CEO. The lease agreement had expired and the Company is currently on a month-to-month arrangement.

In the prior year, on January 11, 2024, Travellers converted $101,130 (C$135,600) of accounts payable into 809,044 common shares of the Company at the closing trading price immediately prior to the conversion.  There was no gain or loss on this conversion.

For the independent directors, the Company recorded directors' compensation during the three months ended March 31, 2025 of $13,065 (C$18,750) (2024-$18,535; C$25,000). As at March 31, 2025, outstanding directors' compensation of $259,663 (C$373,293) (December 31, 2024-$246,407; C$354,543) is included in accrued liabilities, in the interim condensed consolidated balance sheets.

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

Changes in Internal Control over Financial Reporting

During the three-month period ended March 31, 2025, there were no changes made by management to its internal controls over financial reporting.

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

The Company has a claim against it for unpaid legal fees in the amount of $45,382 (C$65,241). The amount is included in accounts payable on the Company's consolidated balance sheets.

On October 4, 2023, an action was launched by one of the October 2021 Investors, who claimed he was owed $1,300,000 plus accrued interest. The principal balance in the accounts and noted under convertible promissory notes, note 10(a) is $2,034,269 (December 31, 2024-$1,957,337), which is after conversions of $318,100 during 2022 and 2023 and includes accrued interest of $734,269 (December 31, 2024-$657,337). The Company has disclosed the fair value of this convertible promissory note as $2,989,127 (December 31, 2024-$2,835,298). The Company intends to repay the balance owed when it is financially able to do so.

On November 27, 2023 and March 6, 2024, the Company experienced an outflow of leachate impacted water from the stormwater pond at the Belleville Facility into the City of Belleville's (the "City") roadside ditch. The Company is collaborating with its environmental consultants and its Canadian legal counsel to assess the damage caused, remediate this occurrence and report regularly to the MECP. As noted below, on August 30, 2024, the Company and the City remediated with a settlement in the amount of $90,428 (C$130,000). This amount is included under accrued liabilities in the Company's interim condensed consolidated balance sheets.

On October 24, 2023, the Company received a letter from the utility company for unpaid hydro bills in the amount of $233,228 (C$335,291). The amount of this original claim and any amounts subsequently invoiced are included in accounts payable on the Company's interim condensed consolidated balance sheets.

In addition, on November 17, 2023, the Company received an amended claim filed against it from 2023 by Tradigital in the sum of $219,834 in owed fees plus the difference in stock price, 300,000 common shares of the Company, plus attorney fees and expenses. The case went to arbitration on March 11, 2024 and the Company defended its position. On April 4, 2024, the International Centre for Dispute Resolution indicated that no additional evidence is to be submitted and the hearings were declared closed as of April 29, 2024. The tribunal endeavored to render the final decision within the timeframe provided for in the rules. Management agrees that outstanding fees, which are included in accounts payable in the interim condensed consolidated balance sheets, are only in the amount of $30,000, which was agreed to by the parties in earlier communications and through various e-mail correspondence.  In addition, management has no issue with the outstanding common shares to be provided to the claimant totaling 300,000. Management believes that the additional claim amount of $189,834 is without merit. Of the total of 300,000 common shares, 50,000 have been issued and the remaining 250,000 were previously disclosed as shares to be issued in the consolidated statements of stockholders' deficiency. On April 26, 2024, the arbitrator for this claim awarded Tradigital the sum of $118,170 which had been accrued by the Company. In addition, the remaining 250,000 common shares were not required to be issued by the Company and are no longer disclosed as shares to be issued.

On April 1, 2024, the Company received notice of a complaint filed against it by one of the March 2022 Investors, seeking damages of no less than $4,545,393. The Company had thirty calendar days to respond and on April 30, 2024, the Company was able to extend the time to respond with opposing counsel, a further fifteen days. The Company has been unable to retain counsel to represent it in this matter. The full amount of the complaint was included in the accounts at December 31, 2023, March 31, 2024 and June 30, 2024. On May 21, 2024, the counsel for the plaintiff requested an entry for a default judgement against the Company. On September 11, 2024, the default judgement was filed in the amount of $2,848,744. In addition, pre-judgement interest was granted in the amount of $87,414 at the rate of 10% per annum on the principal balance from May 22, 2024 through September 11, 2024. On the filing of this default judgement, the March 2022 Investor removed two causes of action previously filed in their complaint which the Company received notice of on April 1, 2024 and accrued for accordingly. The impact of the removal of the two causes of action totaling $2,250,000, plus the additional pre-judgement and other interest charged resulted in a reduction in the previous accrual for loss in the amount of $1,191,033, which was disclosed in the December 31, 2024 consolidated financial statements. During the current three-month period ended March 31, 2025, the Company has accrued interest of 15% on the outstanding balance, as noted in the default judgement. Refer to note 15(b), other expenses.

On May 16, 2024, the Company was informed by its Canadian legal counsel that the City issued an order against the Belleville Facility, its numbered company, 1684567 and its officers for the repayment of the cost of pumping out contaminated water from the City's roadside ditch, along with legal and other associated costs. On May 31, 2024, the companies and the officers filed notices of appeal to the Ontario Land Tribunal. The Company and its Canadian legal counsel were in discussions with the legal representatives from the City, to come to a resolution before any action by the Ontario Land Tribunal. On August 30, 2024, minutes of settlement were finalized between the City and the Company to settle for an amount of $90,428 (C$130,000) ten days following the sale of the Hamilton Facility. There are certain events of default, including not meeting the timeline set above and if the sale of the Hamilton Facility does not occur before January 31, 2025, it would result in the actual cost incurred by the City to be paid by the Company. The actual costs noted in the minutes of settlement totaled $133,896 (C$192,490). In addition, in connection with the minutes of settlement, the Company and its officers subsequently withdrew their appeals with the Ontario Land Tribunal on September 4, 2024, and the Ontario Land Tribunal closed their case. The Company's Hamilton Facility was not sold by January 31, 2025 and on February 10, 2025, the City issued a second order to the Companies and its two officers for an additional sum of $25,881 (C$37,207) representing additional costs resulting from the spill. The Company's counsel has responded to the City's counsel. See below on March 12, 2025.

On June 10, 2024, the Company received a statement of claim from the general contractor, Gillam Construction Group Ltd. ("Gillam"), for the construction of the Hamilton Facility. Gillam also named the Company's two officers as defendants. The Company and its Canadian legal counsel were able to resolve the matter with the Plaintiff with a final settlement of $2,017,240 (C$2,900,000) if paid on or before November 30, 2024. Effective December 1, 2024, as a result of non-payment by the Company, the final settlement was now $2,086,800 ($3,000,000) and accrues interest at a variable rate using the Bank of Nova Scotia prime rate plus four percent (4%), compounded daily, due February 1, 2025. The settlement reached was over and above the original amount included in the accounts of the Company. The Company provided for this excess in the amount of $300,565 (C$409,122) as a loss on settlement during the year ended December 31, 2024. On February 1, 2025, the Company signed an extension to May 29, 2025, to repay the principal amount of $2,086,800 (C$3,000,000) plus accrued interest and legal fees. Effective February 1, 2025, the principal amount is accruing interest at a fixed rate of twelve and one-half percent (12.5%) annually, compounded daily. On May 29, 2025, the Company signed an extension  with Gillam, extending the repayment date from May 29, 2025 to August 15, 2025 on the same terms and conditions as the previous extension dated February 1, 2025.

On September 5, 2024, one of the Company's subsidiaries was served with a construction lien on the property at the Belleville Facility in the amount of $158,530 (C$227,904) representing outstanding accounts payable for environmental services provided by the contractor.

On March 3, 2025, the Company received a notice from the Ontario Supreme Court of Justice for unpaid fees with the Company's prior auditors. The outstanding amount includes fees of $49,444 (C$71,081), which is included under accounts payable in the consolidated balance sheets and interest charged of $27,181 (C$39,076), which has been provided for, in total $76,625 (C$110,157). On May 6, 2025, the Company received an amended notice of motion returnable the week of May 19, 2025. The plaintiff would also seek to recover other costs and disbursements along with additional interest.

On March 10, 2025, the City provided 1684567, the owner of the property at the Belleville Facility with a statement of outstanding property taxes, annual road maintenance assessments, interest, penalties and related totaling $157,071 (C$225,807). The outstanding property taxes, including annual road maintenance costs, interest and penalties at December 31, 2024, are included in accounts payable in the consolidated balance sheets.

On March 12, 2025, the City informed 1684567 for outstanding property taxes, other charges including the amounts described above for costs resulting from the spill at the Belleville Facility. The amount noted by the City includes certain costs relating to 2025, in total $299,575 ($430,672). The City is demanding payment on or before April 23, 2025. On April 22, 2025, the City and 1684567 signed an extension agreement to provide for the payment of the amounts noted above along with the property taxes to be invoiced by the City during the extension period and any additional interest and penalties. The payments are to be made monthly, commencing April 22, 2025 through to March 22, 2026 in the amount of $31,836 (C$45,767).

In a letter dated March 20, 2025, the Canada Revenue Agency (the "CRA"), informed the Company of outstanding harmonized sales taxes and payroll remittance amounts, including interest and penalties, owing for the Belleville Facility. The total amount is $531,497 (C$764,084) and includes amounts relating to 2025. The Company has included under accounts payable and under accrued liabilities in the consolidated financial statements the amounts owing as at March 31, 2025. Management has been in discussions with the CRA to repay the outstanding amounts over a reasonable amount of time once funding is received.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three-month period ended March 31, 2025, the Company did not issue shares for non-cash proceeds and 6,000,000 shares for cash proceeds as follows:

(i) 6,000,000 common shares were issued on a private placement for $120,000.

The securities above were offered and sold pursuant to an exemption from the registration requirements under Section 4(a)(2) of the Securities Act since, among other things, the transactions did not involve a public offering.

Item 3. Defaults upon Senior Securities.

Refer to Financings (a) Securities Purchase Agreements and (b) Mortgages, on page 27.

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

SUSGLOBAL ENERGY CORP.

June 16, 2025	By:	/s/ Marc Hazout
Marc Hazout
Executive Chairman, President and Chief Executive Officer

June 16, 2025	By:	/s/ Ike Makrimichalos
Ike Makrimichalos
Chief Financial Officer (Principal Financial and Accounting Officer)

