Form 10-Q
period 2025-06-30
SusGlobal Energy Corp.
filed 2025-08-14
CIK 1652539

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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
Yes [  ]    No [X]

The number of shares of the registrant's common stock outstanding as of August 14, 2025 was 142,332,019.

2

SusGlobal Energy Corp.

INDEX TO FORM 10-Q

For the Six-Month Periods Ended June 30, 2025 and 2024

SUSGLOBAL ENERGY CORP.

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025 and 2024

(Expressed in United States Dollars)

(unaudited)

4

SusGlobal Energy Corp.

Interim Condensed Consolidated Balance Sheets

As at June 30, 2025 and December 31, 2024

(Expressed in United States Dollars)

(unaudited)

	June 30, 2025	December 31, 2024
ASSETS
Current Assets
Cash	$9,107	$1,295
Accrued receivables (note 18)	26,722	-
Government remittances receivable	17,406	25,881
Prepaid expenses and deposits (note 6)	23,126	41,820
Total Current Assets	76,361	68,996

Long-lived Assets, net (note 7)	3,116,979	3,080,422
Long-lived Assets held for sale (note 7)	5,864,000	5,560,000
Long-Term Assets	8,980,979	8,640,422
Total Assets	$9,057,340	$8,709,418
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
Accounts payable (note 8)	$5,796,044	$5,195,602
Government remittances payable	408,414	390,621
Accrued liabilities (notes 8, 9, 12 and 17)	7,839,729	6,193,283
Current portion of long-term debt (note 9)	9,538,781	8,920,726
Convertible promissory notes (note 10)-in default	13,438,639	12,088,911
Loans payable to related parties (note 12)	756,079	721,154
Total Current Liabilities	37,777,686	33,510,297
Total Liabilities	37,777,686	33,510,297

Stockholders' Deficiency
Preferred stock, $.0001 par value, 10,000,000 authorized, none issued and outstanding	-	-
Common stock, $.0001 par value, 150,000,000 authorized, 142,332,019 (2024- 131,332,019) shares issued and outstanding (note 13)	14,237	13,137
Additional paid-in capital	19,979,030	19,760,130
Accumulated deficit	(49,130,851)	(46,429,702)
Accumulated other comprehensive income	417,238	1,855,556

Stockholders' deficiency	(28,720,346)	(24,800,879)

Total Liabilities and Stockholders' Deficiency	$9,057,340	$8,709,418

Going concern (note 2)

Commitments (note 14)

Subsequent events (note 18)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SusGlobal Energy Corp.
Interim Condensed Consolidated Statements of Operations and Comprehensive Loss

For the three and six-month periods ended June 30, 2025 and 2024

(Expressed in United States Dollars)

(unaudited)

	For the three-month periods ended		For the Six-month periods ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024

Revenue	$25,995	$-	$32,340	$38,575

Cost of Sales
Depreciation (note 7)	65,017	77,804	127,696	156,737
Direct wages and benefits	15,871	13,631	26,109	31,733
Equipment rental, delivery, fuel and repairs and maintenance	26,649	133,548	403,530	306,418
Utilities	944	3,108	1,866	(2,093)
Outside contractors	-	-	-	4,448
Total cost of sales	108,481	228,091	559,201	497,243

Gross loss	(82,486)	(228,091)	(526,861)	(458,668)
Operating expenses
Management compensation-stock-based
compensation	-	54,000	-	108,000
Management compensation-fees (note 8)	135,525	137,025	266,175	276,038
Marketing	-	-	-	501
Professional fees	64,535	260,291	170,930	420,678
Interest expense (notes 8, 9, 10, 13 and 17)	369,001	305,003	717,091	590,319
Office and administration (note 7)	32,111	110,399	101,243	167,521
Rent and occupancy (note 8)	66,003	61,495	121,516	121,825
Insurance	-	32,561	-	47,210
Filing fees	9,928	10,040	16,949	21,177
Amortization of financing costs	-	55,388	-	112,904
Directors' compensation (note 8)	13,553	18,270	26,618	36,805
Repairs and maintenance	161	11,738	422	11,738
Foreign exchange (income) loss	(767,824)	148,821	(788,021)	474,038
Total operating expenses	(77,007)	1,205,031	632,923	2,388,754
Net loss from operating activities	(5,479)	(1,433,122)	(1,159,784)	(2,847,422)
Other expenses (note 15)	(814,012)	(945,981)	(1,541,365)	(1,057,425)
Net loss	(819,491)	(2,379,103)	(2,701,149)	(3,904,847)
Other comprehensive loss
Foreign exchange income (loss)	(1,418,394)	207,798	(1,438,318)	669,980

Comprehensive loss	$(2,237,885)	$(2,171,305)	$(4,139,467)	$(3,234,867)
Net loss per share-basic and diluted	$(0.01)	$(0.02)	$(0.02)	$(0.03)
Weighted average number of common shares outstanding- basic and diluted	139,090,260	125,332,019	136,591,688	125,604,550

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SusGlobal Energy Corp.

Interim Condensed Consolidated Statements of Changes in Stockholders' Deficiency

For the three and six-month periods ended June 30, 2025 and 2024

(Expressed in United States Dollars)

(unaudited)

	Number of Shares	Common Shares	Additional Paid- in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Stockholders' Deficiency

Balance-December 31, 2024	131,332,019	$13,137	$19,760,130	$(46,429,702)	$1,855,556	$(24,800,879)
Shares issued on private placement	6,000,000	600	119,400	-	-	120,000
Other comprehensive loss	-	-	-	-	(19,924)	(19,924)
Net loss	-	-	-	(1,881,658)	-	(1,881,658)
Balance-March 31, 2025	137,332,019	$13,737	$19,879,530	$(48,311,360)	$1,835,632	$(26,582,461)
Shares issued on private placement	5,000,000	500	99,500	-	-	100,000
Other comprehensive loss	-	-	-	-	(1,418,394)	(1,418,394)
Net loss	-	-	-	(819,491)	-	(819,491)
Balance-June 30, 2025	142,332,019	$14,237	$19,979,030	$(49,130,851)	$417,238	$(28,720,346)

Balance-December 31, 2023	125,272,975	12,531	19,539,606	(38,570,531)	(49,666)	(19,068,060)
Shares issued on conversion of related party debt	809,044	81	101,049	-	-	101,130
Cancellation of shares for professional services	(750,000)	(75)	75	-	-	-
Other comprehensive loss	-	-	-	-	462,182	462,182
Net loss	-	-	-	(1,525,744)	-	(1,525,744)
Balance-March 31, 2024	125,332,019	$12,537	$19,640,730	$(40,096,275)	$412,516	$(20,030,492)
Other comprehensive income	-	-	-	-	207,798	207,798
Net income	-	-	-	(2,379,103)		(2,379,103)
Balance-June 30, 2024	125,332,019	$12,537	$19,640,730	$(42,475,378)	$620,314	$(22,201,797)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SusGlobal Energy Corp.

Interim Condensed Consolidated Statements of Cash Flows

For the six-month periods ended June 30, 2025 and 2024

(Expressed in United States Dollars)

(unaudited)

	For the six-month period ended June 30, 2025	For the six-month period ended June 30, 2024
Cash flows from operating activities
Net loss	$(2,701,149)	$(3,904,847)
Adjustments for:
Depreciation	127,696	157,344
Amortization of financing fees	-	112,904
Stock-based compensation	-	108,000
Loss on revaluation of convertible promissory notes	1,349,728	852,122
Provision for loss	191,637	-
Loss on settlement of claim	-	227,545
Gain on forgiveness of long-term debt	-	(22,242)
Changes in non-cash working capital:
Trade receivables	-	54,109
Other receivables	(25,876)	-
Government remittances receivable	9,577	15,251
Prepaid expenses and deposits	(3,804)	(3,681)
Accounts payable	306,353	844,626
Government remittances payable	(3,453)	57,471
Accrued liabilities	1,074,790	703,753
Net cash used in operating activities	325,499	(797,645)
Cash flows from financing activities
Advances of long-term debt	126,179	190,376
Repayment of long-term debt	-	(57,881)
Financing fee on long-term debt	-	(6,625)
Repayments of obligations under capital lease	-	(4,852)
Advances on convertible promissory notes	-	111,332
Financing fee on loans payable to related parties	-	(19,875)
Advances of loans payable to related parties	19,014	262,836
Repayment of loans payable to related parties	(17,745)	(10,219)
Proceeds on private placement	220,000	-
Net cash provided by financing activities	347,448	465,092
Effect of exchange rate on cash	(665,135)	339,007
Increase in cash	7,812	6,454
Cash and cash equivalents-beginning of period	1,295	1,263
Cash and cash equivalents and restricted cash-end of period	$9,107	$7,717
Supplemental Cash Flow Disclosure:
Interest paid	$41,405	$78,638
Supplemental Non-Cash Disclosure:
Common stock issued at fair value for conversion of related party debt	$-	$101,130
Cancellation of common stock	$-	$75

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
June 30, 2025 and 2024
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

The Company incurred a net loss of $2,701,149 (2024-$3,904,847) for the six months ended June 30, 2025 and as at that date had a working capital deficit of $37,701,325 (December 31, 2024-$33,441,301) and an accumulated deficit of $49,130,851 (December 31, 2024-$46,429,702) and expects to incur further losses in the development of its business.

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
June 30, 2025 and 2024
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

In December 2023, the FASB issued ASU No. 2023-09 ("ASU 2023-09"), Income Taxes (Topic 740): Improvement to Income Tax Disclosures to enhance the transparency and decision usefulness of income tax disclosures. ASU 2023-09 is effective for annual periods beginning after December 15, 2024 on a prospective basis and early adoption is permitted. The Company is currently evaluating the potential effect of this accounting standard update on its consolidated financial statements and related disclosures.

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

The Company is not exposed to significant interest rate risk on its long-term debt as at June 30, 2025 and December 31, 2024.

Credit risk is the risk of loss associated with a counterparty's inability to perform its payment obligations. As at June 30, 2025, the Company's credit risk is primarily attributable to cash. As at June 30, 2025, the Company's cash was held with a reputable Canadian chartered bank and a United States of America bank.

With regards to credit risk with customers, the customers' credit evaluation is reviewed by management and account monitoring procedures are used to minimize the risk of loss. The Company believes that no additional credit risk beyond amounts provided for by the allowance for doubtful accounts are inherent in accounts receivable. As at June 30, 2025 and December 31, 2024, there was no allowance for doubtful accounts.

As at June 30, 2025, the Company is not exposed to concentration risk as it had no customer balances as at June 30, 2025 and December 31, 2024. The Company had one customer whose revenue individually represented 10% or more of the Company's total revenue. This customer accounted for 100% (June 30, 2024-91%; 43%, 27% and 21% from three customers) of total revenue.

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
June 30, 2025 and 2024
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

Currency Risk

Although the Company's functional currency is the C$, the Company realizes a portion of its expenses in United States Dollars ("$"). Consequently, certain assets and liabilities are exposed to foreign currency fluctuations. As at June 30, 2025, $2,455,966 (December 31, 2024-$2,323,951) of the Company's net monetary liabilities were denominated in $. The Company has not entered into any hedging transactions to reduce the exposure to currency risk.

6. Prepaid Expenses and Deposits

Included in prepaid expenses and deposits are costs, primarily for administrative services to be expensed after June 30, 2025.

7. Long-lived Assets, net

		June 30, 2025		December 31, 2024
	Cost	Accumulated depreciation	Net book value	Net book value

Land	$1,545,164	$-	$1,545,164	$1,465,060
Composting buildings	2,222,543	1,031,293	1,191,250	1,192,714
Gore cover system	1,032,080	779,487	252,593	288,427
Driveway and paving	339,746	211,774	127,972	134,221
	$5,139,533	$2,022,554	$3,116,979	$3,080,422

Depreciation for the three and six-month periods ended June 30, 2025, is disclosed in cost of sales in the amount of $65,017 (C$89,952) and $127,696 (C$179,904) (2024-$77,804; C$106,464 and $156,737; C$212,928) respectively, and in office and administration in the amount of $nil (C$nil) and $nil (C$nil) (2024-$306; C$413 and $607; C$827) respectively, in the interim condensed consolidated statements of operations and comprehensive loss.

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
June 30, 2025 and 2024
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

8. Related Party Transactions

For the three and six-month periods ended June 30, 2025, the Company incurred $108,420 (C$150,000) and $212,940 (C$300,000)  (2024-$109,620; C$150,000 and $220,830; C$300,000) respectively, in management fees expense with Travellers International Inc. ("Travellers"), an Ontario company controlled by a director and the president and chief executive officer (the "CEO"); and $27,105 (C$37,500) and $53,235 (C$75,000) (2024-$27,803; C$37,500 and $55,208; C$75,000) respectively, in management fees expense with the Company's chief financial officer (the "CFO"). As at June 30, 2025, unpaid remuneration and unpaid expenses in the amount of $763,479 (C$1,041,581) (December 31, 2024-$488,294; C$702,581) is included in accounts payable and $279,299 (C$381,436) (December 31, 2024-$212,695; C$306,036) is included in accrued liabilities in the interim condensed consolidated balance sheets.

For the three and six-month periods ended June 30, 2025, the Company incurred $32,717 (C$45,449) and $57,228 (C$80,625) (2024-$28,434; C$38,931 and $59,700; C$81,103) respectively, in rent expense paid under a lease agreement with Haute Inc. ("Haute"), an Ontario company controlled by the CEO. The lease agreement had expired and the Company is currently on a month-to-month arrangement.

In the prior year, on January 11, 2024, Travellers converted $101,130 (C$135,600) of accounts payable into 809,044 common shares of the Company at the closing trading price immediately prior to the conversion.  There was no gain or loss on this conversion.

For the independent directors, the Company recorded directors' compensation during the three and six-month periods ended June 30, 2025 of $13,553 (C$18,750) and $26,618 (C$37,500) (2024-$18,270; C$25,000 and $36,805; C$50,000) respectively. As at June 30, 2025, outstanding directors' compensation of $287,368 (C$392,043) (December 31, 2024-$246,407; C$354,543) is included in accrued liabilities in the interim condensed consolidated balance sheets.

9. Long-Term Debt

		June 30, 2025	December 31, 2024
(a)i)	Mortgage Payable-due June 1, 2024	$4,116,733	$3,903,315
(a)ii)	Mortgage Payable-due March 1, 2024	1,099,500	1,042,500
(a)iii)	Mortgage Payable-due November 2, 2025	1,466,000	1,390,000
(a)iv)	Mortgage Payable-due November 2, 2024	769,650	729,750
(a)v)	Mortgage Payable-due December 14, 2024	1,637,007	1,552,141
(a)vi)	Mortgage Payable-due October 2, 2024	449,891	303,020
		9,538,781	8,920,726
Current portion		(9,538,781)	(8,920,726)
Long-Term portion		$-	$-

Refer also to going concern, note 2.

(a) i. On December 1, 2023, this 1st mortgage was renewed with a new maturity date of June 1, 2024 and a fixed interest rate of 13% per annum. On renewal, the 1st mortgage was increased by $305,133 (C$416,280), from $3,811,600 (C$5,200,000) to $4,116,733 (C$5,616,280), to account for increased interest based on the previous variable rate, three months of prepaid interest and a financing fee. The 1st mortgage is secured by the shares held of 1684567, a 1st mortgage on the Belleville Facility and a general assignment of rents. Financing fees on the 1st mortgage totaled $333,822 (C$455,419) and have been fully amortized at December 31, 2024. As at June 30, 2025 $749,556 (C$1,022,586) (December 31, 2024-$456,982; C$657,528) of accrued interest is included in accrued liabilities in the interim condensed consolidated balance sheets.

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
June 30, 2025 and 2024
(Expressed in United States Dollars)
(unaudited)

9. Long-Term Debt, (continued)

 ii. On March 1, 2023, the Company obtained a 2nd mortgage in the amount of $1,099,500 (C$1,500,000) bearing interest at the annual rate of 12%, repayable monthly, interest only with a maturity date of March 1, 2024, secured as noted under paragraph i) above. The Company incurred financing fees of $43,980 (C$60,000) and have been fully amortized by December 31, 2024. As at June 30, 2025 $175,920 (C$240,000) (December 31, 2024-$104,250; C$150,000) of accrued interest is included in accrued liabilities in the interim condensed consolidated balance sheets. An additional mortgage, as noted below under paragraph iv), was arranged to complete the purchase.

 iii. On November 2, 2023, the Company completed the purchase of additional land, consisting of a 2.03-acre site in Hamilton, Ontario, Canada for $2,272,300 (C$3,100,000), prior to an additional disbursement of $42,862 (C$58,475) representing land transfer tax. The Company obtained a vendor take-back mortgage in the amount of $1,466,000 (C$2,000,000) bearing interest at 7% annually, payable monthly, interest only and maturing November 2, 2025.

 iv. In connection with the purchase of additional land noted above under paragraph iii) above, a 2nd mortgage was obtained in the amount of $769,650 (C$1,050,000) bearing interest at 13% annually, payable monthly interest only and secured by a 3rd mortgage on the property at the Belleville Facility.

 v. On December 14, 2023, the Company made arrangements to repay the previous 1st mortgage on the first property purchased in Hamilton, Ontario, Canada on August 17, 2021, for a new 1st mortgage in the amount of $1,637,007 ($C2,233,298) with new creditors. The original 1st mortgage was a vendor take back mortgage in the amount of $1,553,482 (C$2,000,000).

 vi. On April 2, 2024, the Company received funds in the amount of $143,689 (C$196,028) for a $237,335 ($323,786) 4th mortgage secured by the Belleville Facility bearing interest at 12% annually payable monthly interest only maturing October 2, 2024, cross collateralized by a 3rd mortgage secured by the additional land in Hamilton, Ontario, Canada, net of any unpaid interest, a financing fee of $19,791 (C$27,000) and six months of capitalized interest. Further, additional sums totaling $130,303 (C$177,767) were advanced after April 2, 2024, resulting in a balance of $449,891 (C$613,767) at June 30, 2025.

For the three and six-month periods ended June 30, 2025, $261,053 (C$360,775) and $527,739 (C$743,504) (2024-$282,951; C$386,939 and $545,064; C$740,476) respectively, in interest was incurred on the mortgages payable.

10. Convertible Promissory Notes

		June 30, 2025	December 31, 2024

(a)	Convertible promissory note-October 28 and 29, 2021	$3,845,942	$3,432,025
(b)	Convertible promissory note-March 3 and 7, 2022	7,751,472	6,927,508
(c)	Convertible promissory note- June 23, 2022	1,625,750	1,564,475
(d)	Convertible promissory note-April 12, 2024, amended May 23, 2024	215,475	164,903
		$13,438,639	$12,088,911

The convertible promissory notes are accounted for under the fair value option in the interim condensed consolidated balance sheets. The actual principal outstanding on the balance of the notes as at June 30, 2025 is $9,315,732 including accrued interest of $2,973,349 (2024-$8,733,833, including accrued interest of $2,391,450).

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
June 30, 2025 and 2024
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

As a result of the default on November 15, 2022, the Company was informed that the October 29, 2021 investor will now be accruing interest at the default rate of 24% per annum.  In addition, on October 4, 2023, an action was launched by the October 29, 2021 investor, who claimed he was owed $1,300,000 plus accrued interest which is after conversions of $318,100 during 2022 and 2023 and accrued interest of $812,055 as at June 30, 2025 (December 31, 2024-$657,337). The fair value of this convertible promissory note, included in the total in the table above, is $3,173,137 (December 31, 2024-$2,835,298). The Company intends to repay the balance owed when it is financially able to do so.

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
June 30, 2025 and 2024
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

Previously, the conversion price was a 30% discount to the price at which the securities were sold in connection with the Liquidity Event. In consideration for the extension of the maturity date, the Company agreed to issue the investor 500,000 shares of the Company's common stock. The Company used the with-and-without method to allocate the proceeds between the convertible promissory note and the common shares. As a result, all the proceeds were allocated to the convertible promissory note and $nil to the common shares. As a result of the default on July 28, 2023, the Company is now incurring interest at the default rate of 24%. As at June 30, 2025, this note had a principal balance of $470,865 (December 31, 20243-$432,523) including accrued interest of $148,705 (December 31, 2024-$110,363). The fair value of this convertible promissory note, included in the table above, is $672,805 (December 31, 2024-$596,727).

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
June 30, 2025 and 2024
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

As noted above, on June 8, 2023 the counsel for the March 2022 Investors provided the Company with a notice of default. This resulted in the principal balance of the March 2022 Investor Notes increasing in principal from $2,640,000 in total to $3,168,000, in total. In addition, interest is accruing at the rate of 24% per annum. As at June 30, 2025, the principal balance of the March 2022 investor notes totaled $5,159,414, including accrued interest of $1,991,414 (December 31, 2024-$4,782,378 including accrued interest of $1,614,378) is included in the convertible promissory notes balance.

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
June 30, 2025 and 2024
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

(d) On April 12, 2024, the Company executed one convertible promissory note (the "April 2024 Investor Note") with the June 2022 in the amount of $120,000 bearing interest at 10% per annum and having an OID of 10%. The April 2024 Investor Note was amended by the June 2022 Investor on May 23, 2024 resulting in a principal increase of $12,223. The maturity date of the April 2024 Investor Note is October 12, 2024. The proceeds from the April 2024 Investor Note were used to repay certain outstanding accounts. If this April 2024 Investor Note is not repaid by the maturity date, it will bear interest at the lesser of 18% and the maximum amount permitted under the law from the due date until paid. The June 2022 Investor may convert this April 2024 Investor Note on an event of default. The conversion price, only upon an event of default, will be 90% (a 10% discount) based on the lowest trading price on the previous twenty trading days ending on the date of conversion. The initial reserved amount shall be 5,000,000 shares of common stock. The Company also incurred professional fees of $8,500 which reduced the net proceeds on this April 2024 Investor Note. As at June 30, 2025, the principal balance of the April 2024 Investor Note totaled $153,398, including accrued interest of $21,175 (December 31, 2024- $141,595 including accrued interest of $9,372).

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
June 30, 2025 and 2024
(Expressed in United States Dollars)
(unaudited)

10. Convertible Promissory Notes, (continued)

Gains and losses attributable to changes in credit risk were insignificant during the three and six-month periods ended June 30, 2025 and 2024. The Company recognized a loss of $730,973 and $1,349,728 (2024- $656,293 and $852,122) attributed to the change in fair value of the convertible promissory notes for the three and six -month periods ended June 30, 2025 and 2024 respectively.

11. Fair Value Measurement

The following table presents information about the Company's financial assets and liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation:

		Fair value as at June 30, 2025 and December 31, 2024 Using:
		Level 3	June 30, 2025	December 31, 2024
Assets:	$		$-	$-
Liabilities:
Convertible promissory notes			13,438,639	12,088,911
	$		$13,438,639	$12,088,911

During each of the three-month periods ended June 30, 2025 and 2024, there were no transfers between Level 1, Level 2, or Level 3. There were no financial assets or other liabilities measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024.

The following table summarizes the change in Level 3 financial instruments during the six-month period ended June 30, 2025 and year ended December 31, 2024.

	June 30, 2025	December 31, 2024
Fair value at December 31, 2024 and 2023	$12,088,911	$10,519,824
Fair value at issuance	-	182,143
Amendment	-	13,191
Mark to market	1,349,728	1,373,753
Fair value at June 30, 2025 and December 31, 2024	$13,438,639	$12,088,911

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

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
June 30, 2025 and 2024
(Expressed in United States Dollars)
(unaudited)

11. Fair Value Measurement, (continued)

Other significant unobservable inputs include the expected volatility and the credit spread. The expected volatility was based on the historical volatility over a look-back period that was consistent with the balance-remaining term of the instruments. A range of 243.2% to 289.3% (December 31, 2024-220.4% to 247.8%) was used for the expected volatility. The discount for lack of marketability was determined using a range of option pricing methodologies using the remaining restriction term corresponding to each instrument on the relevant valuation date. The credit spread was determined in reference to credit yields of companies with similar credit risk at the date of valuation. A premium of 10% (December 31, 2024-10%) was added to the credit spread as an instrument specific adjustment to reflect the Company's risk of default. A value of 22.28% (December 31, 2024-23.07%) was used for the credit spread.

12. Loans Payable to Related Parties

	June 30, 2025	December 31, 2024
Directors	$48,500	$48,500
CFO	26,131	23,533
Shareholders	-	3,000
Haute Inc.	681,448	646,121
Total	$756,079	$721,154

The loans owing to directors were received by the Company on June 6, 2022, March 16, 2023 and June 21, 2024, are unsecured, bearing interest at 5% per annum and due on demand. During the three and six-month periods ended June 30, 2025, $505 and $1,278 (2024-$685 and $1,276) respectively, in interest was incurred on the loans owing to directors.

On December 5, 2023, the Company received a loan from Haute Inc., in the amount of $439,800 (C$600,000) bearing interest at 13% per annum, due June 5, 2024. The net proceeds were $246,651 (C$336,495) after deducting outstanding interest on existing mortgages for a wholly owned subsidiary, 1684567, and other disbursements in the amount of $149,653 (C$204,165), a financing fee in the amount of $13,194 (C$18,000) plus the applicable harmonized sales taxes of $1,715 (C$2,340). In addition, six months of interest in the amount of $28,587 (C$39,000) was capitalized.

On January 9, 2024, the Company received a loan from Haute Inc., in the amount of $241,648 (C$329,670) bearing interest at 13% per annum due July 9, 2024. The proceeds received on January 9, 2024 net of capitalized interest of $14,294 (C$19,500) for six months and a financing fee of $6,507 (C$9,000) plus the applicable harmonized sales taxes of $858 (C$1,170) amounted to $219,900 (C$300,000).

During the three and six-month periods ended June 30, 2025, $21,875 (C$30,214) and $42,892 (C$60,429) (2024-$20,272; C$27,748 and $41,741; C$56,705) respectively, in interest was incurred on the two loans from Haute Inc.

In addition, on January 11, 2024, Travellers converted $101,130 (C$135,600) of accounts payable into 809,044 common shares of the Company at the closing trading price immediately prior to the conversion. There was no gain or loss on this conversion.

13. Capital Stock

As at June 30, 2025, the Company had 150,000,000 common shares authorized with a par value of $.0001 per share and 142,332,019 (December 31, 2024-131,332,019) common shares issued and outstanding.

During the three and six-month periods ended June 30, 2025, the Company raised $220,000 in three private placements for the issuance of a total of 11,000,000 common shares to Travellers, at a price of $0.02 per share.

During the three and six-month periods ended June 30, 2025, Travellers converted a total of $nil (C$nil) and $nil (C$nil) (2024-$nil; C$nil and $101,130; C$135,600) of accounts payable owing to Travellers for nil (2024 - 809,044) common shares of the Company at the closing trading price immediately prior to the conversion.  There was no gain or loss on this conversion.

In addition, on March 18, 2024, the Company submitted a cancellation order to its transfer agent to cancel 750,000 common shares issued in the prior year to a consultant. There was no gain or loss on this cancellation.

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
June 30, 2025 and 2024
(Expressed in United States Dollars)
(unaudited)

14. Commitments

a)

Effective January 1, 2023, new executive consulting agreements were finalized for the services of the CEO and the CFO, for two years and one year, respectively. The CEO's monthly fee was $29,320 (C$40,000) for 2023 and is $36,650 (C$50,000) for 2024 and for the CFO was $9,163 (C$12,500) for 2023. There is no future minimum commitment under these consulting agreements since both the CEO and the CFO are providing their services on a month-to-month basis.

b)

The Company has agreed to lease its office premises from Haute on a month-to-month basis, at the monthly rate of $7,330 (C$10,000). The Company is responsible for all expenses and outlays in connection with its occupancy of the leased premises, including, but not limited to utilities, realty taxes and maintenance.

c)	Effective February 3, 2021, upon the successful completion of a Nasdaq listing, the Company has committed a payment of $300,000 to a consulting firm providing advisory and consulting services.

d)

On November 5, 2021, the Company committed to the design and construction of its Hamilton Facility including architectural and general contracting fees in the amount of $6,689,218 (C$9,125,809) plus applicable harmonized sales taxes. As noted under note 7, Long-lived Assets, net, the Hamilton Facility, is now held for sale.

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

f)

The Company was assigned the land lease on the purchase of certain assets of Astoria Organic Matters Ltd., and Astoria Organic Matters Canada LP on September 15, 2017. The land lease, which comprises 13.88 acres in Roslin, Ontario, Canada, has a term expiring March 31, 2034. The basic monthly rent on the net lease is $2,199 (C$3,000) and is subject to adjustment based on the consumer price index as published by Statistics Canada ("CPI"). To date, no adjustment for CPI has been charged. The Company is also responsible for any property taxes, maintenance, insurance and utilities. In addition, the Company had the right to extend the lease for five further terms of five years each and one further term of five years less one day. As the Company acquired the business of 1684567, the previous landlord, in 2019, there are no future commitments for this lease. The Company is responsible through a special provision of the site plan agreement with the City of Belleville (the "City"), Ontario, Canada, that it is required to fund road maintenance required by the City through to September 30, 2025 at an annual rate of $7,330 (C$10,000). The future minimum commitment is as follows:

For the six-month period ending December 31, 2025	$7,330

Up until September 30, 2023, PACE had provided the Company a letter of credit in favor of the MECP in the amount of $202,917 (C$276,831) and, as security, had registered a charge of lease over the Company's Belleville Facility located at 704 Phillipston Road, Roslin (near Belleville), Ontario, Canada.

The current letter of credit required by the MECP for the Belleville Facility is $467,388 (C$637,637) and now $107,375 (C$146,487), while the Company re-assesses and re-submits it financial assurance to the MECP with the assistance of its environmental consultant. The Company has not yet satisfied this requirement of the MECP.

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
June 30, 2025 and 2024
(Expressed in United States Dollars)
(unaudited)

14. Commitments, continued

The letter of credit is a requirement of the MECP and is in connection with the financial assurance provided by the Company for it to be in compliance with the MECPs environmental objectives. The MECP regularly evaluates the Company's Belleville Facility to ensure compliance is adhered to and the letter of credit is subject to change by the MECP. The Company had engaged an environmental consulting firm to re-evaluate the financial assurance with the MECP which is based on the estimated environmental remediation and clean-up costs for the Belleville Facility. As a result of inspections carried out by the MECP during the prior years, some of which have resulted in MECP orders having been issued, the Company has accrued estimated and actual costs for corrective measures in orders issued by the MECP $2,837,406 (C$3,870,950) (December 31, 2024-$2,344,600; C$3,373,525).

15. Other Expenses

	June 30, 2025	June 30, 2024
(a) Loss on revaluation of convertible promissory notes	$(1,349,728)	$(852,122)
(b) Provision for loss	(191,637)	-
(c) Loss on settlement of claim	-	(227,545)
(d) Gain on forgiveness of CEBE loans	-	22,242
	$(1,541,365)	$(1,057,425)

(a) Loss on revaluation of convertible promissory notes. Refer also to convertible promissory notes, note 10.

(b) The provision for loss relates to one of the March 2022 Investor Notes as disclosed under note17, legal proceedings.

(c) The loss is on the settlement of the claim with the general contractor for the property under construction in Hamilton, Ontario, Canada. Refer also to legal proceedings, note 17.

(d) In the prior period ended June 30, 2024, the Company recognized a gain on the forgiveness of the Canada Emergency Business Account ("CEBA") as a result of repaying the required portion of the CEBA loans within the time period to allow for a forgiven amount of $22,242 (C$30,000).

16. Economic Dependence

The Company generated 80% and 100% of its revenue from one customer, during the three and six-month periods ended June 30, 2025 (2024-0% and 91% from three customers) respectively.

17. Legal Proceedings

From time to time, the Company may become involved in litigation relating to claims arising from the ordinary course of business. Management believes that there are currently no claims or actions pending against us, the ultimate disposition of which would have a material adverse effect on our results of operations, financial condition, or cash flows, except as follows:

The Company has a claim against it for unpaid legal fees in the amount of $47,822 (C$65,241). The amount is included in accounts payable on the Company's consolidated balance sheets.

On October 4, 2023, an action was launched by one of the October 2021 Investors, who claimed he was owed $1,300,000 plus accrued interest. The principal balance in the accounts and noted under convertible promissory notes, note 10(a) is $2,034,269 (December 31, 2024-$1,957,337), which is after conversions of $318,100 during 2022 and 2023 and includes accrued interest of $734,269 (December 31, 2024-$657,337). The Company has disclosed the fair value of this convertible promissory note as $3,173,137 (December 31, 2024-$2,835,298). The Company intends to repay the balance owed when it is financially able to do so.

On November 27, 2023 and March 6, 2024, the Company experienced an outflow of leachate impacted water from the stormwater pond at the Belleville Facility into the City of Belleville's (the "City") roadside ditch. The Company is collaborating with its environmental consultants and its Canadian legal counsel to assess the damage caused, remediate this occurrence and report regularly to the MECP. As noted below, on August 30, 2024, the Company and the City remediated with a settlement in the amount of $95,290 (C$130,000). This amount is included under accrued liabilities in the Company's interim condensed consolidated balance sheets.

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
June 30, 2025 and 2024
(Expressed in United States Dollars)
(unaudited)

17. Legal Proceedings, continued

On October 24, 2023, the Company received a letter from the utility company for unpaid hydro bills in the amount of $245,768 (C$335,291). The amount of this original claim and any amounts subsequently invoiced are included in accounts payable on the Company's interim condensed consolidated balance sheets.

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

On April 1, 2024, the Company received notice of a complaint filed against it by one of the March 2022 Investors, seeking damages of no less than $4,545,393. The Company had thirty calendar days to respond and on April 30, 2024, the Company was able to extend the time to respond with opposing counsel, a further fifteen days. The Company has been unable to retain counsel to represent it in this matter. The full amount of the complaint was included in the accounts at December 31, 2023, March 31, 2024 and June 30, 2024. On May 21, 2024, the counsel for the plaintiff requested an entry for a default judgement against the Company. On September 11, 2024, the default judgement was filed in the amount of $2,848,744. In addition, pre-judgement interest was granted in the amount of $87,414 at the rate of 10% per annum on the principal balance from May 22, 2024 through September 11, 2024. On the filing of this default judgement, the March 2022 Investor removed two causes of action previously filed in their complaint which the Company received notice of on April 1, 2024 and accrued for accordingly. The impact of the removal of the two causes of action totaling $2,250,000, plus the additional pre-judgement and other interest charged resulted in a reduction in the previous accrual for loss in the amount of $1,191,033, which was disclosed in the December 31, 2024 consolidated financial statements. During the current three and six-month periods ended June 30, 2025, the Company has accrued interest of 15% on the outstanding balance, as noted in the default judgement. Refer also to other expenses, note 15(b).

On May 16, 2024, the Company was informed by its Canadian legal counsel that the City issued an order against the Belleville Facility, its numbered company, 1684567 and its officers for the repayment of the cost of pumping out contaminated water from the City's roadside ditch, along with legal and other associated costs. On May 31, 2024, the companies and the officers filed notices of appeal to the Ontario Land Tribunal. The Company and its Canadian legal counsel were in discussions with the legal representatives from the City, to come to a resolution before any action by the Ontario Land Tribunal. On August 30, 2024, minutes of settlement were finalized between the City and the Company to settle for an amount of $95,290 (C$130,000) ten days following the sale of the Hamilton Facility. There are certain events of default, including not meeting the timeline set above and if the sale of the Hamilton Facility does not occur before January 31, 2025, it would result in the actual cost incurred by the City to be paid by the Company. The actual costs noted in the minutes of settlement totaled $141,095 (C$192,490). In addition, in connection with the minutes of settlement, the Company and its officers subsequently withdrew their appeals with the Ontario Land Tribunal on September 4, 2024, and the Ontario Land Tribunal closed their case. The Company's Hamilton Facility was not sold by January 31, 2025 and on February 10, 2025, the City issued a second order to the Companies and its two officers for an additional sum of $27,273 (C$37,207) representing additional costs resulting from the spill. The Company's counsel has responded to the City's counsel. See below on March 12, 2025.

On June 10, 2024, the Company received a statement of claim from the general contractor, Gillam Construction Group Ltd. ("Gillam"), for the construction of the Hamilton Facility. Gillam also named the Company's two officers as defendants. The Company and its Canadian legal counsel were able to resolve the matter with the Plaintiff with a final settlement of $2,125,700 (C$2,900,000) if paid on or before November 30, 2024. Effective December 1, 2024, as a result of non-payment by the Company, the final settlement was now $2,199,000 ($3,000,000) and accrues interest at a variable rate using the Bank of Nova Scotia prime rate plus four percent (4%), compounded daily, due February 1, 2025. The settlement reached was over and above the original amount included in the accounts of the Company. The Company provided for this excess in the amount of $300,565 (C$409,122) as a loss on settlement during the year ended December 31, 2024. On February 1, 2025, the Company signed an extension to May 29, 2025, to repay the principal amount of $2,199,000 (C$3,000,000) plus accrued interest and legal fees. Effective February 1, 2025, the principal amount is accruing interest at a fixed rate of twelve and one-half percent (12.5%) annually, compounded daily. On May 29, 2025, the Company signed an extension with Gillam, extending the repayment date from May 29, 2025 to August 15, 2025 on the same terms and conditions as the previous extension dated February 1, 2025. For the three and six-month periods ended June 30, 2025, interest in the amount of $85,568 (C$119,036) and $145,182 (C$204,538) respectively is included under interest expense in the interim condensed consolidated statements of operations and comprehensive loss.

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
June 30, 2025 and 2024
(Expressed in United States Dollars)
(unaudited)

17. Legal Proceedings, (continued)

On September 5, 2024, one of the Company's subsidiaries was served with a construction lien on the property at the Belleville Facility in the amount of $167,054 (C$227,904) representing outstanding accounts payable for environmental services provided by the contractor.

On March 3, 2025, the Company received a notice from the Ontario Supreme Court of Justice for unpaid fees with the Company's prior auditors. The outstanding amount includes fees of $52,102 (C$71,081), which is included under accounts payable in the interim condensed consolidated balance sheets and interest charged of $28,643 (C$39,076), which has been provided for, in total $80,745 (C$110,157). On May 6, 2025, the Company received an amended notice of motion returnable the week of May 19, 2025. The plaintiff would also seek to recover other costs and disbursements along with additional interest.

On March 10, 2025, the City provided 1684567, the owner of the property at the Belleville Facility with a statement of outstanding property taxes, annual road maintenance assessments, interest, penalties and related totaling $165,517 (C$225,807). The outstanding property taxes, including annual road maintenance costs, interest and penalties at December 31, 2024, are included in accounts payable in the interim condensed consolidated balance sheets.

On March 12, 2025, the City informed 1684567 for outstanding property taxes, other charges including the amounts described above for costs resulting from the spill at the Belleville Facility. The amount noted by the City includes certain costs relating to 2025, in total $315,683 ($430,672). The City demanded payment on or before April 23, 2025. On April 22, 2025, the City and 1684567 signed an extension agreement to provide for the payment of the amounts noted above along with the property taxes to be invoiced by the City during the extension period and any additional interest and penalties. The payments are to be made monthly, commencing April 22, 2025 through to March 22, 2026 in the amount of $33,547 (C$45,767). The payments have been made monthly with funds provided by one of the mortgage holders and included in the mortgage payable. Refer also to long-term debt, note 9(a)(vi).

In a letter dated March 20, 2025, the Canada Revenue Agency (the "CRA"), informed the Company of outstanding harmonized sales taxes and payroll remittance amounts, including interest and penalties, owing for the Belleville Facility. The total amount is $560,074 (C$764,084) and includes amounts relating to 2025. The Company has included under accounts payable and under accrued liabilities in the interim condensed consolidated financial statements the amounts owing as at June 30, 2025. Management has been in discussions with the CRA to repay the outstanding amounts over a reasonable amount of time once funding is received.

18. Subsequent Events

The Company's management has evaluated subsequent events up to the date the interim condensed consolidated financial statements were issued, pursuant to the requirements of ASC 855 and has determined the following to be material subsequent events:

(a) On July 25, 2025, the Company received the funds disclosed under accrued receivables in the interim condensed consolidated balance sheets relating to the sale of carbon credits in the three-month period ended June 30, 2025.

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

Growth and percentage comparisons made herein generally refer to the three and six-month periods ended June 30, 2025 compared with the three and six-month periods ended June 30, 2024 unless otherwise noted. Unless otherwise indicated or unless the context otherwise requires, all references in this document to "we, "us, "our," the "Company," and similar expressions refer to SusGlobal Energy Corp., and depending on the context, its subsidiaries.

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

RECENT BUSINESS DEVELOPMENTS

On July 25, 2025, the Company received net proceeds of $25,876 (C$36,456), plus the applicable harmonized sales taxes, on the sale of 4,600 carbon credits.

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

Financings

(a) Securities Purchase Agreements

On June 30, 2025, the Company had and currently has 6 security purchase agreements outstanding with 4 investors. The outstanding principal balance at June 30, 2025 of the convertible promissory notes was $9,315,732, including accrued interest of $2,973,349 with a fair value of $13,438,639. Please refer to the interim condensed consolidated financial statements, convertible promissory notes, note 10 and fair value measurement, note 11 for details on the convertible promissory notes.

(b) Mortgages

On June 30, 2025, the Company had a total of six mortgages totaling $9,538,781 (C$13,013,344). The mortgages are all past due. Please refer to long-term debt, note 9, for details on the mortgages.

(c) Other Financings

On December 5, 2023 and January 9, 2024, the Company arranged for two loans from Haute Inc., in total $681,448 (C$929,670). The loans are accruing interest at the rate of 13% per annum.

On February 18, 2025, the Company raised $120,000 in a private placement for the issuance of 6,000,000 common shares to Travellers, priced at $0.02 per share.

On May 14, 2025, the Company raised $50,000 in a private placement for the issuance of 2,500,000 common shares to Travellers, priced at $0.02 per share.

On June 12, 2025, the Company raised $50,000 in a  private placement for the issuance of 2,500,000 common shares to Travellers, priced at $0.02 per share.

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

The Company owns a 41,535 square foot facility (approximately 27% complete) on 5.29 acres in Hamilton, Ontario (the "Hamilton Facility"), which includes an Environmental Compliance Approval to process 65,884 MT per annum of organic waste, 24 hours per day 7 days a week. The facility had been originally designed to produce, distribute and warehouse the Company's SusGro™ organic liquid fertilizer and other products that were anticipated to be provided under private label and to be sold through big box retailers, consumer lawn and garden suppliers, and for end use to the wine, cannabis and agriculture industries.

On July 28, 2024, the Company's real estate broker listed the Company's two properties located in Hamilton, Ontario, Canada, (the "Hamilton Facility") for sale. On the recommendation of the real estate broker, there was no selling price noted. Once the Hamilton Facility sale listing expired on February 28, 2025, it was not renewed but continues to be available for sale.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2025, the Company had a bank balance of $9,107 (December 31, 2024-$1,295) and current debt obligations and other current liabilities in the amount of $37,777,686 (December 31, 2024-$33,510,297). As at June 30, 2025, the Company had a working capital deficit of $37,701,325 (December 31, 2024-$33,441,301). The Company does not currently have sufficient funds to satisfy the current debt obligations.

The Company's total assets as at June 30, 2025 were $9,057,340 (December 31, 2024-$8,709,418) and total current liabilities were $37,777,686 (December 31, 2024-$33,510,297). Significant losses from operations have been incurred since inception and there is an accumulated deficit of $49,130,851 as at June 30, 2025 (December 31, 2024 -$46,429,702). Continuation as a going concern is dependent upon generating significant new revenue and generating external capital and securing debt to satisfy its creditors' demands and to achieve profitable operations while maintaining current fixed expense levels.

To pay for current liabilities and to fund any future operations, the Company requires significant new funds, which the Company may not be able to obtain. In addition to the funds required to liquidate the $37,777,686 in current debt obligations and other current liabilities, the Company estimates that approximately $10,000,000 must be raised to fund capital requirements and general corporate expenses for the next 12 months.

In the normal course of business, we are exposed to market risks, including changes in interest rates, certain commodity prices and Canadian currency rates. The Company does not use derivatives to manage these risks.

As at June 30, 2025, the Company's debt obligations totaled $23,733,499 (December 31, 2024-$21,730,791). Except for one mortgage in the amount of $1,466,000 (C$2,000,000), all other debt obligations are past due.

The current letter of credit required by the MECP for the Belleville Facility is $467,388 (C$637,637) and now $107,395 (C$146,487), while the Company re-assesses and re-submits it financial assurance to the MECP with the assistance of its environmental consultant. The Company has not yet satisfied this requirement of the MECP.

The letter of credit is a requirement of the MECP and is in connection with the financial assurance provided by the Company for it to be in compliance with the MECPs environmental objectives. The MECP regularly evaluates the Company's Belleville Facility to ensure compliance is adhered to and the letter of credit is subject to change by the MECP. The Company had engaged an environmental consulting firm to re-evaluate the financial assurance with the MECP which is based on the estimated environmental remediation and clean-up costs for the Belleville Facility. As a result of inspections carried out by the MECP during the prior years, some of which have resulted in MECP orders having been issued, the Company has accrued estimated and actual costs for corrective measures in orders issued by the MECP $2,837,406 (C$3,870,950) (December 31, 2024-$2,344,600; C$3,373,525).

CONSOLIDATED RESULTS OF OPERATIONS - FOR THE THREE-MONTH PERIOD ENDED JUNE 30, 2025 COMPARED TO THE THREE-MONTH PERIOD ENDED JUNE 30, 2024

	For the three-month periods ended
	June 30, 2025	June 30, 2024

Revenue	$25,995	$-

Cost of Sales
Depreciation	65,017	77,804
Direct wages and benefits	15,871	13,631
Equipment rental, delivery, fuel and repairs and maintenance	26,649	133,548
Utilities	944	3,108
Total cost of sales	108,481	228,091

Gross loss	(82,486)	(228,091)

Operating expenses
Management compensation-stock-based compensation	-	54,000
Management compensation-fees	135,525	137,025
Professional fees	64,535	260,291
Interest expense	369,001	305,003
Office and administration	32,111	110,399
Rent and occupancy	66,003	61,495
Insurance	-	32,561
Filing fees	9,928	10,040
Amortization of financing costs	-	55,388
Directors' compensation	13,553	18,270
Repairs and maintenance	161	11,738
Foreign exchange (income) loss	(767,824)	148,821
Total operating expenses	(77,007)	1,205,031

Net loss from operating activities	(5,479)	(1,433,122)
Other expenses	(814,012)	(945,981)
Net loss	$(819,491)	$(2,379,103)

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

During the three-month period ended June 30, 2025 the Company earned revenue of $25,995 from the sale of carbon credits from its Belleville Facility compared to no revenue in the three-month period ended June 30, 2024. In the operation of the Belleville Facility, the Company processes organic and other waste received and produces the end product, compost. The cost of sales totaled $108,481 for the three-month period ended June 30, 2025 compared to $228,091 for the three-month period ended June 30, 2024. These costs include equipment rental, delivery, fuel, repairs and maintenance, direct wages and benefits, depreciation, utilities and outside contractors. Included are costs for actual and estimated expenditures for completing certain known compliance matters as ordered by the MECP.

Operating expenses reduced by $1,282,038 from $1,205,031 in the three-month period ended June 30, 2024 to a recovery of $77,007 in the three-month period ended June 30, 2025, explained further below.

Management compensation related to stock-based compensation reduced by $54,000, in the three-month period ended June 30, 2025 compared to the three-month period ended June 30, 2024, since any remaining stock-based compensation became fully vested by December 31, 2024. And the management compensation relating to fees reduced by $1,500 impacted only by the translation of the Canadian dollar fees to the United States dollar. In Canadian dollars, the fees were unchanged.

Professional fees reduced by $195,756, from $260,291 in the three-month period ended June 30, 2024 to $64,535 in the three-month period ended June 30, 2025, primarily due to a reduction in legal fees and consulting fees for environmental services incurred in addressing the orders issued by the MECP.

Interest expense increased by $63,998 from $305,003 in the three-month period ended June 30, 2024 to $369,001 in the three-month period ended June 30, 2025. This increase was primarily due to the interest accruing on the obligation owing to the Company's general contractor for the Hamilton Facility.

Office and administration expenses reduced by $78,288 from $110,399 in the three-month period ended June 30, 2024 to $32,111 in the three-month period ended June 30, 2025. The decrease was primarily due to a reduction in wages and administrative expenses in the Belleville Facility due to ceasing operations and a reduction in interest and penalties related to unpaid accounts payable.

Rent and occupancy increased by $4,508 from $61,495 in the three-month period ended June 30, 2024 to $66,003 in the three-month period ended June 30, 2025 primarily due to an increase in rent for the Company's head office.

Insurance reduced by $32,561 from $32,561 in the three-month period ended June 30, 2024 to $nil in the three-month period ended June 30, 2025, as the Company has no active insurance policies in place.

Filing fees reduced nominally by $112 from $10,040 in the three-month period ended June 30, 2024 to $9,928 in the three-month period ended June 30, 2025, as no new services were contracted.

The amortization of financing costs reduced by $55,388, from $55,388 in the three-month period ended June 30, 2024 to $nil in the three-month period ended June 30, 2025, as the financing fees have now been fully amortized.

Directors' compensation reduced by $4,717 from $18,270 in the three-month period ended June 30, 2024 to $13,553 in the three-month period ended June 30, 2025, as there are now three independent directors compared to four in the prior period.

There were minimal repairs of $161 in the three-month period ended June 30, 2025 compared to $11,738 in the three-month period ended June 30, 2024, which included certain repairs at the Belleville Facility.

The foreign exchange loss in the three-month period ended June 30, 2024 in the amount of $148,821 reduced to income of $767,824 in the three-month period ended June 30, 2025 a change of $916,645, due primarily to the translation of significant United States dollar denominated balances, such as the convertible promissory notes during a period where the Canadian dollar strengthened compared to the United States dollar.

During the current three-month period ended June 30, 2025, the Company recorded a loss on the revaluation of the convertible promissory notes in the amount of $730,973 compared to a loss of $718,436 in the three-month period ended June 30, 2024. In addition, the company recognized a provision for loss for a March 2022 convertible promissory note in the amount of $83,039. In the prior three-month period ended June 30, 2024, the Company recognized a loss on settlement of claim in the amount of $227,545  with the general contractor for the Hamilton Facility. Overall, the other expenses reduced by $131,969, from $945,981 in the three-month period ended June 30, 2024 to $814,012 in the three-month period ended June 30, 2025.

As at June 30, 2025, the Company had a working capital deficit of $37,701,325 (December 31, 2024-$33,441,301), incurred a net loss of $819,491 (June 30, 2024-$2,379,103) for the three months ended June 30, 2025 and had an accumulated deficit of $49,130,851 (December 31, 2024-$46,429,702) and expects to incur further losses in the development of its business.

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

CONSOLIDATED RESULTS OF OPERATIONS - FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 2025 COMPARED TO THE SIX-MONTH PERIOD ENDED JUNE 30, 2024

	For the six-month periods ended
	June 30, 2025	June 30, 2024

Revenue	$32,340	$38,575

Cost of Sales
Depreciation	127,696	156,737
Direct wages and benefits	26,109	31,733
Equipment rental, delivery, fuel and repairs and maintenance	403,530	306,418
Utilities	1,866	(2,093)
Outside contractors	-	4,448
Total cost of sales	559,201	497,243

Gross loss	(526,861)	(458,668)

Operating expenses
Management compensation-stock-based compensation	-	108,000
Management compensation-fees	266,175	276,038
Marketing	-	501
Professional fees	170,930	420,678
Interest expense	717,091	590,319
Office and administration	101,243	167,521
Rent and occupancy	121,516	121,825
Insurance	-	47,210
Filing fees	16,949	21,177
Amortization of financing costs	-	112,904
Directors' compensation	26,618	36,805
Repairs and maintenance	422	11,738
Foreign exchange (income) loss	(788,021)	474,038
Total operating expenses	632,923	2,388,754

Net loss from operating activities	(1,159,784)	(2,847,422)
Other expenses	(1,541,365)	(1,057,425)
Net loss	$(2,701,149)	$(3,904,847)

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

During the six-month period ended June 30, 2025, the Company generated $32,340 of revenue from its Belleville Facility compared to $38,575 in the six-month period ended June 30, 2024. The decrease in revenue is due to the result of not accepting waste after January 10, 2024. The current period revenue is from the sale of carbon credits. The prior period's revenue consists of tipping fees earned ($22,107) on the acceptance of waste during the short period the Belleville Facility was open and revenue from the sale of carbon credits ($16,468).

In the operation of the Belleville Facility, the Company processes organic and other waste received and produces the end product, compost. The cost of sales totaled $559,201 for the six-month period ended June 30, 2025 compared to $497,243 for the six-month period ended June 30, 2024. These costs include equipment rental, delivery, fuel, repairs and maintenance, direct wages and benefits, depreciation, utilities and outside contractors. Included are costs for actual and estimated expenditures for completing certain known compliance matters as ordered by the MECP.

Operating expenses reduced by $1,755,831 from $2,388,754 in the six-month period ended June 30, 2024 to $632,923 in the six-month period ended June 30, 2025, explained further below.

Management compensation related to stock-based compensation reduced by $108,000, in the six-month period ended June 30, 2025 compared to the six-month period ended June 30, 2024, since any remaining stock-based compensation became fully vested by December 31, 2024. And the management compensation relating to fees decreased by $9,863 impacted only by the translation of the Canadian dollar fees to the United States dollar. In Canadian dollars, the fees were unchanged.

There has been no marketing plan in the six-month period ended June 30, 2025, thus no marketing expenses incurred compared to $501 in the six-month period ended June 30, 2024.

Professional fees reduced by $249,748, from $420,678 in the six-month period ended June 30, 2024 to $170,930 in the six-month period ended June 30, 2025, primarily due to a reduction in legal fees and consulting fees for environmental services incurred in addressing the orders issued by the MECP.

Interest expense increased by $126,772 from $590,319 in the six-month period ended June 30, 2024 to $717,091 in the six-month period ended June 30, 2025. This increase was primarily due to the new fourth mortgage for the Belleville Facility received in April 2024 and the interest accruing on the obligation owing to the Company's general contractor for the Hamilton Facility.

Office and administration expenses reduced by $66,278, from $167,521 in the six-month period ended June 30, 2024 to $101,243 in the six-month period ended June 30, 2025. The decrease was primarily due to a reduction in wages and administrative expenses in the Belleville Facility due to ceasing operations and a reduction in interest and penalties related to unpaid accounts payable.

Rent and occupancy reduced nominally by $306 from $121,825 in the six-month period ended June 30, 2024 to $121,516 in the six-month period ended June 30, 2025.

Insurance reduced by $47,210 from $47,210 in the six-month period ended June 30, 2024 to $nil in the six-month period ended June 30, 2025, as the Company has no active insurance policies in place.

Filing fees decreased by $4,228, from $21,177 in the six-month period ended June 30, 2024 to $16,949 in the six-month period ended June 30, 2025, primarily due to the absence of an investor relations website service in the current six-month period ended June 30, 2025.

The amortization of financing costs reduced by $112,904, from $112,904 in the six-month period ended June 30, 2024 to $nil in the six-month period ended June 30, 2025, as the financing fees have now been fully amortized.

Directors' compensation reduced by $10,187 from $36,805 in the six-month period ended June 30, 2024 to $26,618 in the six-month period ended June 30, 2025, as there are now three independent directors compared to four in the prior period.

There were minimal repairs of $422 in the six-month period ended June 30, 2025 compared to $11,738 in the six-month period ended June 30, 2024, which included certain repairs at the Belleville Facility.

The foreign exchange loss in the six-month period ended June 30, 2024 in the amount of $474,038 reduced to income of $788,021 in the six-month period ended June 30, 2025 a reduction of $1,262,059, due primarily to the translation of significant United States dollar denominated balances, such as the convertible promissory notes during a period where the Canadian dollar strengthened compared to the United States dollar.

During the current six-month period ended June 30, 2025, the Company recorded a loss on the revaluation of the convertible promissory notes in the amount of $1,349,728 compared to a loss of $852,122 in the six-month period ended June 30, 2024. In addition, the company recognized a provision for loss for a March 2022 convertible promissory note in the amount of $191,637. In the prior six-month period ended June 30, 2024, the Company recognized a gain of $22,242 on the forgiveness of a portion of the CEBA loans on repayment in January of 2024. In addition, the Company recognized a loss on settlement of claim in the amount of $227,545 with the general contractor for the Hamilton Facility. Overall, the other expenses increased by $483,940, from $1,057,425 in the six-month period ended June 30, 2024 to $1,541,365 in the six-month period ended June 30, 2025.

As at June 30, 2025, the Company had a working capital deficit of $37,701,325 (December 31, 2024-$33,441,301), incurred a net loss of $2,701,149 (2024-$3,904,847) for the six months ended June 30, 2025 and had an accumulated deficit of $49,130,851 (December 31, 2024-$46,429,702) and expects to incur further losses in the development of its business.

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

Stock-based compensation

The Company records compensation costs related to stock-based awards in accordance with ASC 718, Compensation-Stock Compensation, whereby the Company measures stock-based compensation cost at the grant date based on the estimated fair value of the award. Compensation cost is recognized on a straight-line basis over the requisite service period of the award. Where necessary, the Company utilizes the Black-Scholes option-pricing model to estimate the fair value of stock options granted, which requires the input of highly subjective assumptions including: the expected option life, the risk-free rate, the dividend yield, the volatility of the Company's stock price and an assumption for employee forfeitures. The risk-free rate is based on the U.S. Treasury bill rate at the date of the grant with maturity dates approximately equal to the expected term of the option. The Company has not historically issued any dividends and does not expect to in the near future. Changes in any of these subjective input assumptions can materially affect the fair value estimates and the resulting stock- based compensation recognized. The Company has not issued any stock options and has no stock options outstanding at June 30, 2025.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The following section provides a description of new accounting pronouncements ("Accounting Standard Update" or "ASU") issued by the Financial Accounting Standards Board ("FASB") that are applicable to the Company.

In December 2023, the FASB issued ASU No. 2023-09 ("ASU 2023-09"), Income Taxes (Topic 740): Improvement to Income Tax Disclosures to enhance the transparency and decision usefulness of income tax disclosures. ASU 2023-09 is effective for annual periods beginning after December 15, 2024 on a prospective basis and early adoption is permitted. The Company is currently evaluating the potential effect of this accounting standard update on its consolidated financial statements and related disclosures.

There were no new accounting pronouncements adopted during the six-month period ended June 30, 2025.

EQUITY

As at June 30, 2025, the Company had 142,332,019 common shares issued and outstanding. As at the date of this filing, the Company also had 142,332,019 common shares issued and outstanding.

STOCK OPTIONS, WARRANTS AND RESTRICTED STOCK UNITS

The Company has no stock options, warrants or restricted stock units outstanding as at June 30, 2025 and as of the date of this filing.

RELATED PARTY TRANSACTIONS

For the three and six-month periods ended June 30, 2025, the Company incurred $108,420 (C$150,000) and $212,940 (C$300,000)  (2024-$109,620; C$150,000 and $220,830; C$300,000) respectively, in management fees expense with Travellers International Inc. ("Travellers"), an Ontario company controlled by a director and the president and chief executive officer (the "CEO"); and $27,105 (C$37,500) and $53,235 (C$75,000) (2024-$27,803; C$37,500 and $55,208; C$75,000) respectively, in management fees expense with the Company's chief financial officer (the "CFO"). As at June 30, 2025, unpaid remuneration and unpaid expenses in the amount of $763,479 (C$1,041,581) (December 31, 2024-$488,294; C$702,581) is included in accounts payable and $279,299 (C$381,436) (December 31, 2024-$212,695; C$306,036) is included in accrued liabilities in the interim condensed consolidated balance sheets.

For the three and six-month periods ended June 30, 2025, the Company incurred $32,717 (C$45,449) and $57,228 (C$80,625) (2024-$28,434; C$38,931 and $59,700; C$81,103) respectively, in rent expense paid under a lease agreement with Haute Inc. ("Haute"), an Ontario company controlled by the CEO. The lease agreement had expired and the Company is currently on a month-to-month arrangement.

In the prior year, on January 11, 2024, Travellers converted $101,130 (C$135,600) of accounts payable into 809,044 common shares of the Company at the closing trading price immediately prior to the conversion.  There was no gain or loss on this conversion.

For the independent directors, the Company recorded directors' compensation during the three and six-month periods ended June 30, 2025 of $13,553 (C$18,750) and $26,618 (C$37,500) (2024-$18,270; C$25,000 and $36,805; C$50,000) respectively. As at June 30, 2025, outstanding directors' compensation of $287,368 (C$392,043) (December 31, 2024-$246,407; C$354,543) is included in accrued liabilities in the interim condensed consolidated balance sheets.

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

Changes in Internal Control over Financial Reporting

During the six-month period ended June 30, 2025, there were no changes made by management to its internal controls over financial reporting.

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

The Company has a claim against it for unpaid legal fees in the amount of $47,822 (C$65,241). The amount is included in accounts payable on the Company's consolidated balance sheets.

On October 4, 2023, an action was launched by one of the October 2021 Investors, who claimed he was owed $1,300,000 plus accrued interest. The principal balance in the accounts and noted under convertible promissory notes, note 10(a) is $2,034,269 (December 31, 2024-$1,957,337), which is after conversions of $318,100 during 2022 and 2023 and includes accrued interest of $734,269 (December 31, 2024-$657,337). The Company has disclosed the fair value of this convertible promissory note as $3,173,137 (December 31, 2024-$2,835,298). The Company intends to repay the balance owed when it is financially able to do so.

On November 27, 2023 and March 6, 2024, the Company experienced an outflow of leachate impacted water from the stormwater pond at the Belleville Facility into the City of Belleville's (the "City") roadside ditch. The Company is collaborating with its environmental consultants and its Canadian legal counsel to assess the damage caused, remediate this occurrence and report regularly to the MECP. As noted below, on August 30, 2024, the Company and the City remediated with a settlement in the amount of $95,290 (C$130,000). This amount is included under accrued liabilities in the Company's interim condensed consolidated balance sheets.

On October 24, 2023, the Company received a letter from the utility company for unpaid hydro bills in the amount of $245,768 (C$335,291). The amount of this original claim and any amounts subsequently invoiced are included in accounts payable on the Company's interim condensed consolidated balance sheets.

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

On April 1, 2024, the Company received notice of a complaint filed against it by one of the March 2022 Investors, seeking damages of no less than $4,545,393. The Company had thirty calendar days to respond and on April 30, 2024, the Company was able to extend the time to respond with opposing counsel, a further fifteen days. The Company has been unable to retain counsel to represent it in this matter. The full amount of the complaint was included in the accounts at December 31, 2023, March 31, 2024 and June 30, 2024. On May 21, 2024, the counsel for the plaintiff requested an entry for a default judgement against the Company. On September 11, 2024, the default judgement was filed in the amount of $2,848,744. In addition, pre-judgement interest was granted in the amount of $87,414 at the rate of 10% per annum on the principal balance from May 22, 2024 through September 11, 2024. On the filing of this default judgement, the March 2022 Investor removed two causes of action previously filed in their complaint which the Company received notice of on April 1, 2024 and accrued for accordingly. The impact of the removal of the two causes of action totaling $2,250,000, plus the additional pre-judgement and other interest charged resulted in a reduction in the previous accrual for loss in the amount of $1,191,033, which was disclosed in the December 31, 2024 consolidated financial statements. During the current three and six-month periods ended June 30, 2025, the Company has accrued interest of 15% on the outstanding balance, as noted in the default judgement. Refer also to other expenses, note 15(b) in the notes to the interim condensed consolidated financial statements.

On May 16, 2024, the Company was informed by its Canadian legal counsel that the City issued an order against the Belleville Facility, its numbered company, 1684567 and its officers for the repayment of the cost of pumping out contaminated water from the City's roadside ditch, along with legal and other associated costs. On May 31, 2024, the companies and the officers filed notices of appeal to the Ontario Land Tribunal. The Company and its Canadian legal counsel were in discussions with the legal representatives from the City, to come to a resolution before any action by the Ontario Land Tribunal. On August 30, 2024, minutes of settlement were finalized between the City and the Company to settle for an amount of $95,290 (C$130,000) ten days following the sale of the Hamilton Facility. There are certain events of default, including not meeting the timeline set above and if the sale of the Hamilton Facility does not occur before January 31, 2025, it would result in the actual cost incurred by the City to be paid by the Company. The actual costs noted in the minutes of settlement totaled $141,095 (C$192,490). In addition, in connection with the minutes of settlement, the Company and its officers subsequently withdrew their appeals with the Ontario Land Tribunal on September 4, 2024, and the Ontario Land Tribunal closed their case. The Company's Hamilton Facility was not sold by January 31, 2025 and on February 10, 2025, the City issued a second order to the Companies and its two officers for an additional sum of $27,273 (C$37,207) representing additional costs resulting from the spill. The Company's counsel has responded to the City's counsel. See below on March 12, 2025.

On June 10, 2024, the Company received a statement of claim from the general contractor, Gillam Construction Group Ltd. ("Gillam"), for the construction of the Hamilton Facility. Gillam also named the Company's two officers as defendants. The Company and its Canadian legal counsel were able to resolve the matter with the Plaintiff with a final settlement of $2,125,700 (C$2,900,000) if paid on or before November 30, 2024. Effective December 1, 2024, as a result of non-payment by the Company, the final settlement was now $2,199,000 ($3,000,000) and accrues interest at a variable rate using the Bank of Nova Scotia prime rate plus four percent (4%), compounded daily, due February 1, 2025. The settlement reached was over and above the original amount included in the accounts of the Company. The Company provided for this excess in the amount of $300,565 (C$409,122) as a loss on settlement during the year ended December 31, 2024. On February 1, 2025, the Company signed an extension to May 29, 2025, to repay the principal amount of $2,199,000 (C$3,000,000) plus accrued interest and legal fees. Effective February 1, 2025, the principal amount is accruing interest at a fixed rate of twelve and one-half percent (12.5%) annually, compounded daily. On May 29, 2025, the Company signed an extension with Gillam, extending the repayment date from May 29, 2025 to August 15, 2025 on the same terms and conditions as the previous extension dated February 1, 2025. For the three and six-month periods ended June 30, 2025, interest in the amount of $85,568 (C$119,036) and $145,182 (C$204,538) respectively is included under interest expense in the interim condensed consolidated statements of operations and comprehensive loss.

On September 5, 2024, one of the Company's subsidiaries was served with a construction lien on the property at the Belleville Facility in the amount of $167,054 (C$227,904) representing outstanding accounts payable for environmental services provided by the contractor.

On March 3, 2025, the Company received a notice from the Ontario Supreme Court of Justice for unpaid fees with the Company's prior auditors. The outstanding amount includes fees of $52,102 (C$71,081), which is included under accounts payable in the interim condensed consolidated balance sheets and interest charged of $28,643 (C$39,076), which has been provided for, in total $80,745 (C$110,157). On May 6, 2025, the Company received an amended notice of motion returnable the week of May 19, 2025. The plaintiff would also seek to recover other costs and disbursements along with additional interest.

On March 10, 2025, the City provided 1684567, the owner of the property at the Belleville Facility with a statement of outstanding property taxes, annual road maintenance assessments, interest, penalties and related totaling $165,517 (C$225,807). The outstanding property taxes, including annual road maintenance costs, interest and penalties at December 31, 2024, are included in accounts payable in the interim condensed consolidated balance sheets.

On March 12, 2025, the City informed 1684567 for outstanding property taxes, other charges including the amounts described above for costs resulting from the spill at the Belleville Facility. The amount noted by the City includes certain costs relating to 2025, in total $315,683 ($430,672). The City is demanding payment on or before April 23, 2025. On April 22, 2025, the City and 1684567 signed an extension agreement to provide for the payment of the amounts noted above along with the property taxes to be invoiced by the City during the extension period and any additional interest and penalties. The payments are to be made monthly, commencing April 22, 2025 through to March 22, 2026 in the amount of $33,547 (C$45,767). The payments have been made monthly with funds provided by one of the mortgage holders and included in the mortgage payable. Refer also to long-term debt, note 9(a)(vi), in the interim condensed consolidated financial statements.

In a letter dated March 20, 2025, the Canada Revenue Agency (the "CRA"), informed the Company of outstanding harmonized sales taxes and payroll remittance amounts, including interest and penalties, owing for the Belleville Facility. The total amount is $560,074 (C$764,084) and includes amounts relating to 2025. The Company has included under accounts payable and under accrued liabilities in the interim condensed consolidated financial statements the amounts owing as at June 30, 2025. Management has been in discussions with the CRA to repay the outstanding amounts over a reasonable amount of time once funding is received.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the six-month period ended June 30, 2025, the Company did not issue shares for non-cash proceeds and issued 11,000,000 shares for cash proceeds as follows:

(i) 11,000,000 common shares were issued on three private placements, in total $220,000.

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

SUSGLOBAL ENERGY CORP.

August 14, 2025	By:	/s/ Marc Hazout
Marc Hazout
Executive Chairman, President and Chief Executive Officer

August 14, 2025	By:	/s/ Ike Makrimichalos
Ike Makrimichalos
Chief Financial Officer (Principal Financial and Accounting Officer)

