Form 10-Q
period 2025-09-30
SusGlobal Energy Corp.
filed 2025-11-13
CIK 1652539

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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
Yes [  ]    No [X]

The number of shares of the registrant's common stock outstanding as of November 13, 2025 was 142,332,019.

2

SusGlobal Energy Corp.

INDEX TO FORM 10-Q

For the Three and Nine-Month Periods Ended September 30, 2025 and 2024

3

SUSGLOBAL ENERGY CORP.

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025 and 2024

(Expressed in United States Dollars)

(unaudited)

4

SusGlobal Energy Corp.

Interim Condensed Consolidated Balance Sheets

As at September 30, 2025 and December 31, 2024

(Expressed in United States Dollars)

(unaudited)

	September 30, 2025	December 31, 2024
ASSETS
Current Assets
Cash	$5,411	$1,295
Government remittances receivable	22,320	25,881
Prepaid expenses and deposits (note 6)	18,530	41,820
Total Current Assets	46,261	68,996

Long-lived Assets, net (note 7)	2,989,856	3,080,422
Long-lived Assets held for sale (note 7)	5,746,400	5,560,000
Long-Term Assets	8,736,256	8,640,422
Total Assets	$8,782,517	$8,709,418
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
Accounts payable (note 8)	$5,717,801	$5,195,602
Government remittances payable	418,186	390,621
Accrued liabilities (notes 8, 9, 12 and 17)	8,272,466	6,193,283
Current portion of long-term debt (note 9)	9,463,611	8,920,726
Convertible promissory notes (note 10)-in default	14,096,338	12,088,911
Loans payable to related parties (note 12)	748,355	721,154
Total Current Liabilities	38,716,757	33,510,297
Total Liabilities	38,716,757	33,510,297

Stockholders' Deficiency
Preferred stock, $.0001 par value, 10,000,000 authorized, none issued and outstanding	-	-
Common stock, $.0001 par value, 150,000,000 authorized, 142,332,019 (2024- 131,332,019) shares issued and outstanding (note 13)	14,237	13,137
Additional paid-in capital	19,979,030	19,760,130
Accumulated deficit	(50,933,544)	(46,429,702)
Accumulated other comprehensive income	1,006,037	1,855,556

Stockholders' deficiency	(29,934,240)	(24,800,879)

Total Liabilities and Stockholders' Deficiency	$8,782,517	$8,709,418

Going concern (note 2)

Commitments (note 14)

Subsequent events (note 19)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SusGlobal Energy Corp.
Interim Condensed Consolidated Statements of Operations and Comprehensive Loss

For the three and nine-month periods ended September 30, 2025 and 2024

(Expressed in United States Dollars)

(unaudited)

	For the three-month periods ended		For the Nine-month periods ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024

Revenue	$-	$-	$32,340	$38,575

Cost of Sales
Depreciation (note 7)	65,306	69,957	193,002	226,694
Direct wages and benefits	13,243	26,894	39,352	58,627
Equipment rental, delivery, fuel and repairs and maintenance	10,582	173,397	414,112	479,815
Utilities	988	1,448	2,854	(645)
Outside contractors	-	-	-	4,448
Total cost of sales	90,119	271,696	649,320	768,939

Gross loss	(90,119)	(271,696)	(616,980)	(730,364)
Operating expenses
Management compensation-stock-based
compensation	-	54,000	-	162,000
Management compensation-fees (note 8)	136,125	137,456	402,300	413,494
Marketing	-	-	-	501
Professional fees	47,965	164,923	218,895	585,601
Interest expense (notes 8, 9, 10, 13 and 17)	369,985	291,986	1,087,076	882,305
Office and administration (note 7)	73,176	57,328	174,419	224,849
Rent and occupancy (note 8)	67,786	55,743	189,302	177,568
Insurance	-	(2,021)	-	45,189
Filing fees	9,915	6,136	26,864	27,313
Amortization of financing costs	-	42,663	-	155,567
Directors' compensation (note 8)	13,612	18,328	40,230	55,133
Repairs and maintenance	23	7,335	445	19,073
Foreign exchange (income) loss	282,965	(192,999)	(505,056)	281,039
Total operating expenses	1,001,552	640,878	1,634,475	3,029,632
Net loss from operating activities	(1,091,671)	(912,574)	(2,251,455)	(3,759,996)
Other income (expenses) (note 15)	(711,022)	1,169,494	(2,252,387)	112,069
Net income (loss)	(1,802,693)	256,920	(4,503,842)	(3,647,927)
Other comprehensive loss
Foreign exchange income (loss)	588,799	(313,316)	(849,519)	356,664

Comprehensive loss	$(1,213,894)	$(56,396)	$(5,353,361)	$(3,291,263)
Net income (loss) per share-basic and diluted	$(0.01)	$0.00	$(0.03)	$(0.03)
Weighted average number of common shares outstanding- basic and diluted	142,332,019	125,332,019	138,526,158	125,513,004

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SusGlobal Energy Corp.

Interim Condensed Consolidated Statements of Changes in Stockholders' Deficiency

For the three and nine-month periods ended September 30, 2025 and 2024

(Expressed in United States Dollars)

(unaudited)

	Number of Shares	Common Shares	Additional Paid- in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Stockholders' Deficiency

Balance-December 31, 2024	131,332,019	$13,137	$19,760,130	$(46,429,702)	$1,855,556	$(24,800,879)
Shares issued on private placement	6,000,000	600	119,400	-	-	120,000
Other comprehensive loss	-	-	-	-	(19,924)	(19,924)
Net loss	-	-	-	(1,881,658)	-	(1,881,658)
Balance-March 31, 2025	137,332,019	$13,737	$19,879,530	$(48,311,360)	$1,835,632	$(26,582,461)
Shares issued on private placement	5,000,000	500	99,500	-	-	100,000
Other comprehensive loss	-	-	-	-	(1,418,394)	(1,418,394)
Net loss	-	-	-	(819,491)	-	(819,491)
Balance-June 30, 2025	142,332,019	$14,237	$19,979,030	$(49,130,851)	$417,238	$(28,720,346)
Other comprehensive income	-	-	-	-	588,799	588,799
Net loss	-	-	-	(1,802,693)	-	(1,802,693)
Balance-September 30, 2025	142,332,019	$14,237	$19,979,030	$(50,933,544)	$1,006,037	$(29,934,240)
Balance-December 31, 2023	125,272,975	$12,531	$19,539,606	$(38,570,531)	$(49,666)	$(19,068,060)
Shares issued on conversion of related party debt	809,044	81	101,049	-	-	101,130
Cancellation of shares for professional services	(750,000)	(75)	75	-	-	-
Other comprehensive income	-	-	-	-	462,182	462,182
Net loss	-	-	-	(1,525,744)	-	(1,525,744)
Balance-March 31, 2024	125,332,019	$12,537	$19,640,730	$(40,096,275)	$412,516	$(20,030,492)
Other comprehensive income	-	-	-	-	207,798	207,798
Net loss	-	-	-	(2,379,103)		(2,379,103)
Balance-June 30, 2024	125,332,019	$12,537	$19,640,730	$(42,475,378)	$620,314	$(22,201,797)
Shares issued on private placement	6,000,000	600	119,400	-	-	120,000
Other comprehensive loss	-	-	-	-	(313,316)	(313,316)
Net income	-	-	-	256,920	-	256,920
Balance-September 30, 2024	131,332,019	$13,137	$19,760,130	$(42,218,458)	$306,998	$(22,138,193)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SusGlobal Energy Corp.

Interim Condensed Consolidated Statements of Cash Flows

For the nine-month periods ended September 30, 2025 and 2024

(Expressed in United States Dollars)

(unaudited)

	For the nine-month period ended September 30, 2025	For the nine-month period ended September 30, 2024
Cash flows from operating activities
Net loss	$(4,503,842)	$(3,647,927)
Adjustments for:
Depreciation	193,002	227,604
Amortization of financing fees	-	155,567
Stock-based compensation	-	162,000
Loss on revaluation of convertible promissory notes	2,007,427	1,004,361
Provision for loss	337,256	(1,321,733)
Insurance recovery	(92,296)	-
Loss on settlement of claim	-	227,545
Gain on forgiveness of long-term debt	-	(22,242)
Changes in non-cash working capital:
Trade receivables	-	54,036
Government remittances receivable	4,410	8,168
Prepaid expenses and deposits	(4,001)	(3,676)
Accounts payable	438,809	1,265,486
Government remittances payable	14,407	35,539
Accrued liabilities	1,526,219	880,448
Net cash used in operating activities	(78,609)	(974,824)
Cash flows from financing activities
Advances of long-term debt	242,763	208,946
Repayment of long-term debt	-	(57,802)
Financing fee on long-term debt	-	(6,616)
Repayments of obligations under capital lease	-	(4,845)
Advances on convertible promissory notes	-	110,500
Financing fee on loans payable to related parties	-	(19,848)
Advances of loans payable to related parties	28,020	276,253
Repayment of loans payable to related parties	(17,880)	(10,205)
Proceeds on private placement	220,000	120,000
Net cash provided by financing activities	472,903	616,383
Effect of exchange rate on cash	(390,178)	410,696
Increase in cash	4,116	52,255
Cash and cash equivalents-beginning of period	1,295	1,263
Cash and cash equivalents and restricted cash-end of period	$5,411	$53,518
Supplemental Cash Flow Disclosure:
Interest paid	$75,096	$104,260
Supplemental Non-Cash Disclosure:
Common stock issued at fair value for conversion of related party debt	$-	$101,130
Cancellation of common stock	$-	$75

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
September 30, 2025 and 2024
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

The Company incurred a net loss of $4,503,842 (2024-$3,647,927) for the nine months ended September 30, 2025 and as at that date had a working capital deficit of $38,670,496 (December 31, 2024-$33,441,301) and an accumulated deficit of $50,933,544 (December 31, 2024-$46,429,702) and expects to incur further losses in the development of its business.

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
September 30, 2025 and 2024
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

The Company is not exposed to significant interest rate risk on its long-term debt as at September 30, 2025 and December 31, 2024.

Credit risk is the risk of loss associated with a counterparty's inability to perform its payment obligations. As at September 30, 2025, the Company's credit risk is primarily attributable to cash. As at September 30, 2025, the Company's cash was held with a reputable Canadian chartered bank and a United States of America bank.

With regards to credit risk with customers, the customers' credit evaluation is reviewed by management and account monitoring procedures are used to minimize the risk of loss. The Company believes that no additional credit risk beyond amounts provided for by the allowance for doubtful accounts are inherent in accounts receivable. As at September 30, 2025 and December 31, 2024, there was no allowance for doubtful accounts.

As at September 30, 2025, the Company is not exposed to concentration risk as it had no customer balances as at September 30, 2025 and December 31, 2024. The Company had one customer whose revenue individually represented 10% or more of the Company's total revenue. This customer accounted for 100% (September 30, 2024-91%; 43%, 27% and 21% from three customers) of total revenue.

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

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
September 30, 2025 and 2024
(Expressed in United States Dollars)
(unaudited)

5. Financial Instruments, (continued)

Currency Risk

Although the Company's functional currency is the C$, the Company realizes a portion of its expenses in United States Dollars ("$"). Consequently, certain assets and liabilities are exposed to foreign currency fluctuations. As at September 30, 2025, $2,601,960 (December 31, 2024-$2,323,951) of the Company's net monetary liabilities were denominated in $. The Company has not entered into any hedging transactions to reduce the exposure to currency risk.

6. Prepaid Expenses and Deposits

Included in prepaid expenses and deposits are costs, primarily for administrative services to be expensed after September 30, 2025.

7. Long-lived Assets, net

		September 30, 2025		December 31, 2024
	Cost	Accumulated depreciation	Net book value	Net book value

Land	$1,514,176	$-	$1,514,176	$1,465,060
Composting buildings	2,177,971	1,043,280	1,134,691	1,192,714
Gore cover system	1,011,382	789,139	222,243	288,427
Driveway and paving	332,932	214,186	118,746	134,221
	$5,036,461	$2,046,605	$2,989,856	$3,080,422

Depreciation for the three and nine-month periods ended September 30, 2025, is disclosed in cost of sales in the amount of $65,306 (C$89,952) and $193,002 (C$269,857) (2024-$69,957; C$95,457 and $226,694; C$308,358) respectively, and in office and administration in the amount of $nil (C$nil) and $nil (C$nil) (2024-$303; C$413 and $910; C$1,240) respectively, in the interim condensed consolidated statements of operations and comprehensive loss.

Long-lived Assets-held for sale

On July 28, 2024, the Company's real estate broker listed the Company's two properties located in Hamilton, Ontario, Canada, (the "Hamilton Facility") for sale. On the recommendation of the real estate broker, there was no selling price noted. When the listing expired on February 5, 2025, the Company extended the listing to March 31, 2025. The Company did not renew the listing once expired on March 31, 2025. On October 16, 2025, the Company received a conditional offer to purchase the Hamilton Facility in the form of an Agreement of Purchase and Sale (the "APS") directly from a buyer.

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
September 30, 2025 and 2024
(Expressed in United States Dollars)
(unaudited)

7. Long-lived Assets, net, (continued)

Actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.

On December 31, 2024, the Company recorded an impairment loss in the long-lived assets-held for sale, as a result of current market conditions.

8. Related Party Transactions

For the three and nine-month periods ended September 30, 2025, the Company incurred $108,900 (C$150,000) and $321,840 (C$450,000)  (2024-$109,965; C$150,000 and $330,795; C$450,000) respectively, in management fees expense with Travellers International Inc. ("Travellers"), an Ontario company controlled by a director and the president and chief executive officer (the "CEO"); and $27,225 (C$37,500) and $80,460 (C$112,500) (2024-$27,491; C$37,500 and $82,699; C$112,500) respectively, in management fees expense with the Company's chief financial officer (the "CFO"). As at September 30, 2025, unpaid remuneration and unpaid expenses in the amount of $870,575 (C$1,211,993) (December 31, 2024-$488,294; C$702,581) is included in accounts payable and $300,634 (C$418,536) (December 31, 2024-$212,695; C$306,036) is included in accrued liabilities in the interim condensed consolidated balance sheets.

For the three and nine-month periods ended September 30, 2025, the Company incurred $27,005 (C$37,150) and $84,233 (C$117,775) (2024-$33,315; C$44,661 and $92,449; C$125,764) respectively, in rent expense paid under a lease agreement with Haute Inc. ("Haute"), an Ontario company controlled by the CEO. The lease agreement had expired and the Company is currently on a month-to-month arrangement. As at September 30, 2025, $43,617 (C$60,722) (December 31, 2024-$7,881; C$11,338) in outstanding rent expense including the related goods and services tax is included in accounts payable in the interim condensed consolidated balance sheets.

In the prior year, on January 11, 2024, Travellers converted $101,130 (C$135,600) of accounts payable into 809,044 common shares of the Company at the closing trading price immediately prior to the conversion.  There was no gain or loss on this conversion.

For the independent directors, the Company recorded directors' compensation during the three and nine-month periods ended September 30, 2025 of $13,612 (C$18,750) and $40,230 (C$56,250) (2024-$18,328; C$25,000 and $55,133; C$75,000) respectively. As at September 30, 2025, outstanding directors' compensation of $295,073 (C$410,793) (December 31, 2024-$246,407; C$354,543) is included in accrued liabilities in the interim condensed consolidated balance sheets.

Furthermore, for the three and nine-month periods ended September 30, 2025, the Company recognized management stock-based compensation expense of $nil and $nil (2024-$54,000 and $162,000), on the common stock issued to the CEO respectively, on his executive consulting agreement.

During the nine-month period ended September 30, 2025, advances on loans payable to related parties totaled $28,020 (C$39,178) (2024-$276,253 (C$375,803) and repayment of loans payable to related parties totaled $17,880 (C$25,000) (2024-$10,205 (C$13,882) respectively.

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
September 30, 2025 and 2024
(Expressed in United States Dollars)
(unaudited)

9. Long-Term Debt

		September 30, 2025	December 31, 2024
(a)i)	Mortgage Payable-due June 1, 2024	$4,034,174	$3,903,315
(a)ii)	Mortgage Payable-due March 1, 2024	1,077,450	1,042,500
(a)iii)	Mortgage Payable-due November 2, 2025	1,436,600	1,390,000
(a)iv)	Mortgage Payable-due November 2, 2024	754,215	729,750
(a)v)	Mortgage Payable-due December 14, 2024	1,604,178	1,552,141
(a)vi)	Mortgage Payable-due October 2, 2024	556,994	303,020
		9,463,611	8,920,726
Current portion		(9,463,611)	(8,920,726)
Long-Term portion		$-	$-

Refer also to going concern, note 2.

(a) i. On December 1, 2023, this 1st mortgage was renewed with a new maturity date of June 1, 2024 and a fixed interest rate of 13% per annum. On renewal, the 1st mortgage was increased by $299,014 (C$416,280), from $3,735,160 (C$5,200,000) to $4,034,174 (C$5,616,280), to account for increased interest based on the previous variable rate, three months of prepaid interest and a financing fee. The 1st mortgage is secured by the shares held of 1684567, a 1st mortgage on the Belleville Facility and a general assignment of rents. Financing fees on the 1st mortgage totaled $327,127 (C$455,419) and have been fully amortized at December 31, 2024.

ii. On March 1, 2023, the Company obtained a 2nd mortgage in the amount of $1,077,450 (C$1,500,000) bearing interest at the annual rate of 12%, repayable monthly, interest only with a maturity date of March 1, 2024, secured as noted under paragraph i) above. The Company incurred financing fees of $43,098 (C$60,000) and have been fully amortized by December 31, 2024.  An additional mortgage, as noted below under paragraph iv), was arranged to complete the purchase.

iii. On November 2, 2023, the Company completed the purchase of additional land, consisting of a 2.03-acre site in Hamilton, Ontario, Canada for $2,226,730 (C$3,100,000), prior to an additional disbursement of $42,003 (C$58,475) representing land transfer tax. The Company obtained a vendor take-back mortgage in the amount of $1,436,600 (C$2,000,000) bearing interest at 7% annually, payable monthly, interest only and maturing November 2, 2025.

iv. In connection with the purchase of additional land noted above under paragraph iii) above, a 2nd mortgage was obtained in the amount of $754,215 (C$1,050,000) bearing interest at 13% annually, payable monthly interest only and secured by a 3rd mortgage on the property at the Belleville Facility.

v. On December 14, 2023, the Company made arrangements to repay the previous 1st mortgage on the first property purchased in Hamilton, Ontario, Canada on August 17, 2021, for a new 1st mortgage in the amount of $1,604,178 ($C2,233,298) with new creditors. The original 1st mortgage was a vendor take back mortgage in the amount of $1,436,600 (C$2,000,000).

vi. On April 2, 2024, the Company received funds in the amount of $140,807 (C$196,028) for a $232,575 ($323,786) 4th mortgage secured by the Belleville Facility bearing interest at 12% annually payable monthly interest only maturing October 2, 2024, cross collateralized by a 3rd mortgage secured by the additional land in Hamilton, Ontario, Canada, net of any unpaid interest, a financing fee of $19,394 (C$27,000) and six months of capitalized interest. Further, additional sums totaling $324,419 (C$451,648) were advanced after April 2, 2024, resulting in a balance of $556,994 (C$775,434) at September  30, 2025.

As at September 30, 2025, $1,637,921 (C$2,280,274) (December 31, 2024-$867,045; C$1,247,547) of accrued interest is included in accrued liabilities in the interim condensed consolidated balance sheets.

For the three and nine-month periods ended September 30, 2025, $269,066 (C$370,597) and $796,805 (C$1,114,101) (2024-$269,096; C$367,075 and $814,160; C$1,107,551) respectively, in interest was incurred on the mortgages payable.

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
September 30, 2025 and 2024
(Expressed in United States Dollars)
(unaudited)

10. Convertible Promissory Notes

		September 30, 2025	December 31, 2024

(a)	Convertible promissory note-October 28 and 29, 2021	$4,096,168	$3,432,025
(b)	Convertible promissory note-March 3 and 7, 2022	8,175,462	6,927,508
(c)	Convertible promissory note- June 23, 2022	1,617,361	1,564,475
(d)	Convertible promissory note-April 12, 2024, amended May 23, 2024	207,347	164,903
		$14,096,338	$12,088,911

The convertible promissory notes are accounted for under the fair value option in the interim condensed consolidated balance sheets. The actual principal outstanding on the balance of the notes as at September 30, 2025 was $9,611,502 including accrued interest of $3,269,119 (2024-$8,733,833, including accrued interest of $2,391,450).

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

As a result of the default on November 15, 2022, the Company was informed that the October 29, 2021 investor will now be accruing interest at the default rate of 24% per annum.  In addition, on October 4, 2023, an action was launched by the October 29, 2021 investor, who claimed he was owed $1,300,000 plus accrued interest which is after conversions of $318,100 during 2022 and 2023 and accrued interest of $890,696 as at September 30, 2025 (December 31, 2024-$657,337). The fair value of this convertible promissory note, included in the total in the table above, is $3,346,995 (December 31, 2024-$2,835,298). The Company intends to repay the balance owed when it is financially able to do so.

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
September 30, 2025 and 2024
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

Previously, the conversion price was a 30% discount to the price at which the securities were sold in connection with the Liquidity Event. In consideration for the extension of the maturity date, the Company agreed to issue the investor 500,000 shares of the Company's common stock. The Company used the with-and-without method to allocate the proceeds between the convertible promissory note and the common shares. As a result, all the proceeds were allocated to the convertible promissory note and $nil to the common shares. As a result of the default on July 28, 2023, the Company is now incurring interest at the default rate of 24%. As at September 30, 2025, this note had a principal balance of $490,353 (December 31, 2024-$432,523) including accrued interest of $168,193 (December 31, 2024-$110,363). The fair value of this convertible promissory note, included in the table above, is $749,173 (December 31, 2024-$596,727).

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
September 30, 2025 and 2024
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

As noted above, on June 8, 2023 the counsel for the March 2022 Investors provided the Company with a notice of default. This resulted in the principal balance of the March 2022 Investor Notes increasing in principal from $2,640,000 in total to $3,168,000, in total. In addition, interest is accruing at the rate of 24% per annum. As at September 30, 2025, the principal balance of the March 2022 investor notes totaled $5,351,056, including accrued interest of $2,183,056 (December 31, 2024-$4,782,378 including accrued interest of $1,614,378) is included in the convertible promissory notes balance.

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
September 30, 2025 and 2024
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

On June 29, 2023, the June 2022 Investor provided a 45-day extension of the June 2022 Investor Note in exchange for an increase in the principal balance of the June 2022 Investor Note of $100,000, from $1,320,000 to $1,420,000, the current principal balance.

The Company initially reserved 8,000,000 of its authorized and unissued Common Stock (the "June 2022 Reserved Amount"), free from pre-emptive rights, to provide for the issuance of Common Stock upon the full conversion of the June 2022 Investor Note.

(d) On April 12, 2024, the Company executed one convertible promissory note (the "April 2024 Investor Note") with the June 2022 in the amount of $120,000 bearing interest at 10% per annum and having an OID of 10%. The April 2024 Investor Note was amended by the June 2022 Investor on May 23, 2024 resulting in a principal increase of $12,223. The maturity date of the April 2024 Investor Note is October 12, 2024. The proceeds from the April 2024 Investor Note were used to repay certain outstanding accounts. If this April 2024 Investor Note is not repaid by the maturity date, it will bear interest at the lesser of 18% and the maximum amount permitted under the law from the due date until paid. The June 2022 Investor may convert this April 2024 Investor Note on an event of default. The conversion price, only upon an event of default, will be 90% (a 10% discount) based on the lowest trading price on the previous twenty trading days ending on the date of conversion. The initial reserved amount shall be 5,000,000 shares of common stock. The Company also incurred professional fees of $8,500 which reduced the net proceeds on this April 2024 Investor Note. As at September 30, 2025, the principal balance of the April 2024 Investor Note totaled $159,397, including accrued interest of $27,174 (December 31, 2024- $141,595 including accrued interest of $9,372).

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
September 30, 2025 and 2024
(Expressed in United States Dollars)
(unaudited)

10. Convertible Promissory Notes, (continued)

Any transaction and other issuance costs have been expensed as incurred. Subsequently, the Company recognizes the notes at fair value with changes in net loss.

Gains and losses attributable to changes in credit risk were insignificant during the three and nine-month periods ended September 30, 2025 and 2024. The Company recognized a loss of $nil (2024-$62,143) at the time of issuance of a convertible promissory note and an additional $723,706 and $2,007,427 (2024- $656,293 and $941,218) attributed to the change in fair value of the convertible promissory notes for the three and nine -month periods ended September 30, 2025 and 2024 respectively.

11. Fair Value Measurement

The following table presents information about the Company's financial assets and liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation:

		Fair value as at September 30, 2025 and December 31, 2024 Using:
		Level 3	September 30, 2025	December 31, 2024
Assets:	$		$-	$-
Liabilities:
Convertible promissory notes			14,096,338	12,088,911
		$14,096,338	$14,096,338	$12,088,911

During each of the three-month nine-month periods ended September 30, 2025 and 2024, there were no transfers between Level 1, Level 2, or Level 3. There were no financial assets or other liabilities measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024.

The following table summarizes the change in Level 3 financial instruments during the nine-month period ended September 30, 2025 and year ended December 31, 2024.

	September 30, 2025	December 31, 2024
Fair value at December 31, 2024 and 2023	$12,088,911	$10,519,824
Fair value at issuance	-	182,143
Amendment	-	13,191
Mark to market	2,007,427	1,373,753
Fair value at September 30, 2025 and December 31, 2024	$14,096,338	$12,088,911

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

At the issuance dates of the convertible promissory notes, the probability of default ("PD") was assumed to be 75% (December 31, 2024-75%), except for those which were amended post maturity, which were assumed to be 100%. The probability of default was determined in reference to a 1-year PD rate for a 'CCC+' rating at issuance, and a combination of 'CC' and 'CCC' credit ratings at September 30, 2025 and December 31, 2024. Increasing (decreasing) the probability of default would result in a significantly higher (lower) fair value measurement.

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
September 30, 2025 and 2024
(Expressed in United States Dollars)
(unaudited)

11. Fair Value Measurement, (continued)

Other significant unobservable inputs include the expected volatility and the credit spread. The expected volatility was based on the historical volatility over a look-back period that was consistent with the balance-remaining term of the instruments. A range of 221.6% to 221.6% (December 31, 2024-220.4% to 247.8%) was used for the expected volatility. The discount for lack of marketability was determined using a range of option pricing methodologies using the remaining restriction term corresponding to each instrument on the relevant valuation date. The credit spread was determined in reference to credit yields of companies with similar credit risk at the date of valuation. A premium of 10% (December 31, 2024-10%) was added to the credit spread as an instrument specific adjustment to reflect the Company's risk of default. A value of 22.28% (December 31, 2024-23.07%) was used for the credit spread.

12. Loans Payable to Related Parties

	September 30, 2025	December 31, 2024
Directors	$48,500	$48,500
Officers	32,073	23,533
Shareholders	-	3,000
Haute Inc.	667,782	646,121
Total	$748,355	$721,154

The loans owing to directors were received by the Company on June 6, 2022, March 16, 2023 and June 21, 2024, are unsecured, bearing interest at 5% per annum and due on demand. During the three and nine-month periods ended September 30, 2025, $763 and $2,041 (2024-$610 and $1,886) respectively, in interest was incurred on the loans owing to directors.

On December 5, 2023, the Company received a loan from Haute Inc., in the amount of $430,980 (C$600,000) bearing interest at 13% per annum, due June 5, 2024. The net proceeds were $241,704 (C$336,495) after deducting outstanding interest on existing mortgages for a wholly owned subsidiary, 1684567, and other disbursements in the amount of $146,652 (C$204,165), a financing fee in the amount of $12,929 (C$18,000) plus the applicable harmonized sales taxes of $1,681 (C$2,340). In addition, six months of interest in the amount of $28,014 (C$39,000) was capitalized.

On January 9, 2024, the Company received a loan from Haute Inc., in the amount of $236,802 (C$329,670) bearing interest at 13% per annum due July 9, 2024. The proceeds received on January 9, 2024 net of capitalized interest of $14,007 (C$19,500) for six months and a financing fee of $6,465 (C$9,000) plus the applicable harmonized sales taxes of $840 (C$1,170) amounted to $215,490 (C$300,000).

During the three and nine-month periods ended September 30, 2025, $21,936 (C$30,214) and $64,828 (C$90,643) (2024-$21,333; C$29,098 and $63,074; C$85,803) respectively, in interest was incurred on the two loans from Haute Inc.

In addition, on January 11, 2024, Travellers converted $101,130 (C$135,600) of accounts payable into 809,044 common shares of the Company at the closing trading price immediately prior to the conversion. There was no gain or loss on this conversion.

During the nine-month period ended September 30, 2025, advances on loans payable to related parties was $28,020 (C$39,178) (2024-$276,253 (C$375,803) respectively, and repayment of loans payable to related parties was $17,880 (C$25,000) (2024-$10,205 (C$13,882) respectively.

13. Capital Stock

As at September 30, 2025, the Company had 150,000,000 common shares authorized with a par value of $.0001 per share and 142,332,019 (December 31, 2024-131,332,019) common shares issued and outstanding.

During the three and nine-month periods ended September 30, 2025, the Company raised $nil and $220,000 (2024-$120,000 and $120,000) respectively, in three private placements (2024-one private placement) for the issuance of a total of 11,000,000 (2024-6,000,000) common shares to Travellers, at a price of $0.02 per share.

During the three and nine-month periods ended September 30, 2025, Travellers converted a total of $nil (C$nil) and $nil (C$nil) (2024-$nil; C$nil and $101,130; C$135,600) of outstanding accounts payable owing to Travellers for nil (2024 - 809,044) common shares of the Company at the closing trading price immediately prior to the conversion.  There was no gain or loss on this conversion.

In addition, on March 18, 2024, the Company submitted a cancellation order to its transfer agent to cancel 750,000 common shares issued in the prior year to a consultant. There was no gain or loss on this cancellation.

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
September 30, 2025 and 2024
(Expressed in United States Dollars)
(unaudited)

14. Commitments

a)	Effective January 1, 2023, new executive consulting agreements were finalized for the services of the CEO and the CFO, for two years and one year, respectively. The CEO's monthly fee was $28,732 (C$40,000) for 2023 and is $35,915 (C$50,000) for 2024 and for the CFO was $8,979 (C$12,500) for 2023. There is no future minimum commitment under these consulting agreements since both the CEO and the CFO are providing their services on a month-to-month basis.

b)	The Company has agreed to lease its office premises from Haute on a month-to-month basis, at the monthly rate of $7,183 (C$10,000). The Company is responsible for all expenses and outlays in connection with its occupancy of the leased premises, including, but not limited to utilities, realty taxes and maintenance.

c)	Effective February 3, 2021, upon the successful completion of a Nasdaq listing, the Company has committed a payment of $300,000 to a consulting firm providing advisory and consulting services.

d)	On November 5, 2021, the Company committed to the design and construction of its Hamilton Facility including architectural and general contracting fees in the amount of $6,555,069 (C$9,125,809) plus applicable harmonized sales taxes. As noted under note 7, Long-lived Assets, net, the Hamilton Facility, is now held for sale.

e)	Effective November 1, 2022, the Company acquired the exclusive rights to the use of a well-known athlete's name, endorsement and the like, for the purposes of advertisement, promotion and sale of the Company's products. In return, the Company issued 500,000 common shares of the Company and the individual's company is entitled to the following fees:

• $125,000 sixty days subsequent to the Company's shares listed on the Nasdaq or another senior exchange.

• $125,000 on the one-year anniversary of the first payment above and,

• $125,000 on the one-year anniversary of the second payment above.

There is also an arrangement to issue 250,000 warrants to the company once the Company's shares are listed on the Nasdaq or another major exchange.

The current letter of credit required by the MECP for the Belleville Facility is $458,015 (C$637,637) and now $105,222 (C$146,487), while the Company re-assesses and re-submits it financial assurance to the MECP with the assistance of its environmental consultant. The Company has not yet satisfied this requirement of the MECP.

The letter of credit is a requirement of the MECP and is in connection with the financial assurance provided by the Company for it to be in compliance with the MECPs environmental objectives. The MECP regularly evaluates the Company's Belleville Facility to ensure compliance is adhered to and the letter of credit is subject to change by the MECP. The Company had engaged an environmental consulting firm to re-evaluate the financial assurance with the MECP which is based on the estimated environmental remediation and clean-up costs for the Belleville Facility. As a result of inspections carried out by the MECP during the prior years, some of which have resulted in MECP orders having been issued, the Company has accrued estimated and actual costs for corrective measures in orders issued by the MECP $2,780,503 (C$3,870,950) (December 31, 2024-$2,344,600; C$3,373,525).

15. Other Income (Expenses)

	September 30, 2025	September 30, 2024
(a) Loss on revaluation of convertible promissory notes	$(2,007,427)	$(1,004,361)
(b) Provision for loss	(337,256)	-
(c) Insurance claim recovery	92,296	-
(d) Loss on settlement of claim	-	(227,545)
(e) Gain on forgiveness of CEBE loans	-	22,242
(f) Adjustment to provision for loss		1,321,733
	$(2,252,387)	$112,069

(a) Loss on revaluation of convertible promissory notes. Refer also to convertible promissory notes, note 10.

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
September 30, 2025 and 2024
(Expressed in United States Dollars)
(unaudited)

15. Other Income (Expenses), (continued)

(b) The provision for loss relates to one of the March 2022 Investor Notes as disclosed under note17, legal proceedings.

(c) Relates to an insurance recovery on previously invoiced legal fees relating to a settled claim.

(d) The loss is on the settlement of the claim with the general contractor for the property under construction in Hamilton, Ontario, Canada. Refer also to legal proceedings, note 18.

(e) In the prior period ended June 30, 2024, the Company recognized a gain on the forgiveness of the Canada Emergency Business Account ("CEBA") as a result of repaying the required portion of the CEBA loans within the time period to allow for a forgiven amount of $22,242 (C$30,000).

(f) This adjustment on the provision for loss relates to one of the March 2022 Investor Notes, as described below legal proceedings, note 18.

16. Segmented Information

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

17. Economic Dependence

The Company generated nil% and 100% of its revenue from one customer, during the three and nine-month periods ended September 30, 2025 (2024-0% and 91% from three customers) respectively.

18. Legal Proceedings

From time to time, the Company may become involved in litigation relating to claims arising from the ordinary course of business. Management believes that there are currently no claims or actions pending against us, the ultimate disposition of which would have a material adverse effect on our results of operations, financial condition, or cash flows, except as follows:

The Company has a claim against it for unpaid legal fees in the amount of $46,863 (C$65,241). The amount is included in accounts payable on the Company's consolidated balance sheets.

On October 4, 2023, an action was launched by one of the October 2021 Investors, who claimed he was owed $1,300,000 plus accrued interest. The principal balance in the accounts and noted under convertible promissory notes, note 10(a) is $2,190,696 (December 31, 2024-$1,957,337), which is after conversions of $318,100 during 2022 and 2023 and includes accrued interest of $890,696 (December 31, 2024-$657,337). The Company has disclosed the fair value of this convertible promissory note as $3,346,995 (December 31, 2024-$2,835,298). The Company intends to repay the balance owed when it is financially able to do so.

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

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
September 30, 2025 and 2024
(Expressed in United States Dollars)
(unaudited)

18. Legal Proceedings, (continued)

As noted below, on August 30, 2024, the Company and the City remediated with a settlement in the amount of $93,379 (C$130,000). This amount is included under accrued liabilities in the Company's interim condensed consolidated balance sheets.

On October 24, 2023, the Company received a letter from the utility company for unpaid hydro bills in the amount of $240,840 (C$335,291). The amount of this original claim and any amounts subsequently invoiced total $325,779 (C$453,542) as at September 30, 2025,  included in accounts payable on the Company's interim condensed consolidated balance sheets. On November 7, 2025, the Credit Bureau of Canada informed the Company that Hydro-One will consider settling for $260,624 (C$362,834) if settled by November 14, 2025. Management is considering all options.

On November 17, 2023, the Company received an amended claim filed against it from 2023 by Tradigital in the sum of $219,834 in owed fees plus the difference in stock price, 300,000 common shares of the Company, plus attorney fees and expenses. The case went to arbitration on March 11, 2024 and the Company defended its position. On April 4, 2024, the International Centre for Dispute Resolution indicated that no additional evidence is to be submitted and the hearings were declared closed as of April 29, 2024. The tribunal endeavored to render the final decision within the timeframe provided for in the rules. Management agrees that outstanding fees, which are included in accounts payable in the interim condensed consolidated balance sheets, are only in the amount of $30,000, which was agreed to by the parties in earlier communications and through various e-mail correspondence.  In addition, management has no issue with the outstanding common shares to be provided to the claimant totaling 300,000. Management believes that the additional claim amount of $189,834 is without merit. Of the total of 300,000 common shares, 50,000 have been issued and the remaining 250,000 were previously disclosed as shares to be issued in the consolidated statements of stockholders' deficiency. On April 26, 2024, the arbitrator for this claim awarded Tradigital the sum of $118,170 which had been accrued by the Company. In addition, the remaining 250,000 common shares were not required to be issued by the Company and are no longer disclosed as shares to be issued. On September 11, 2025, the Company received a judgement in the amount of $164,933. The Company does not have the funds currently to settle the judgement but is in discussions with legal counsel.

On April 1, 2024, the Company received notice of a complaint filed against it by one of the March 2022 Investors, seeking damages of no less than $4,545,393. The Company had thirty calendar days to respond and on April 30, 2024, the Company was able to extend the time to respond with opposing counsel, a further fifteen days. The Company has been unable to retain counsel to represent it in this matter. The full amount of the complaint was included in the accounts at December 31, 2023, March 31, 2024 and June 30, 2024. On May 21, 2024, the counsel for the plaintiff requested an entry for a default judgement against the Company. On September 11, 2024, the default judgement was filed in the amount of $2,848,744. In addition, pre-judgement interest was granted in the amount of $87,414 at the rate of 10% per annum on the principal balance from May 22, 2024 through September 11, 2024. On the filing of this default judgement, the March 2022 Investor removed two causes of action previously filed in their complaint which the Company received notice of on April 1, 2024 and accrued for accordingly. The impact of the removal of the two causes of action totaling $2,250,000, plus the additional pre-judgement and other interest charged resulted in a reduction in the previous accrual for loss in the amount of $1,191,033, which was disclosed in the December 31, 2024 consolidated financial statements. During the current three and nine-month periods ended September 30, 2025, the Company has accrued interest of 15% on the outstanding balance, as noted in the default judgement. Refer also to other income (expenses), note 15(b).

On May 16, 2024, the Company was informed by its Canadian legal counsel that the City issued an order against the Belleville Facility, its numbered company, 1684567 and its officers for the repayment of the cost of pumping out contaminated water from the City's roadside ditch, along with legal and other associated costs. On May 31, 2024, the companies and the officers filed notices of appeal to the Ontario Land Tribunal. The Company and its Canadian legal counsel were in discussions with the legal representatives from the City, to come to a resolution before any action by the Ontario Land Tribunal. On August 30, 2024, minutes of settlement were finalized between the City and the Company to settle for an amount of $93,379 (C$130,000) ten days following the sale of the Hamilton Facility. There are certain events of default, including not meeting the timeline set above and if the sale of the Hamilton Facility does not occur before January 31, 2025, it would result in the actual cost incurred by the City to be paid by the Company. The actual costs noted in the minutes of settlement totaled $138,266 (C$192,490). In addition, in connection with the minutes of settlement, the Company and its officers subsequently withdrew their appeals with the Ontario Land Tribunal on September 4, 2024, and the Ontario Land Tribunal closed their case. The Company's Hamilton Facility was not sold by January 31, 2025 and on February 10, 2025, the City issued a second order to the Companies and its two officers for an additional sum of $26,726 (C$37,207) representing additional costs resulting from the spill. The Company's counsel has responded to the City's counsel. On March 10, 2025, the City provided 1684567, the owner of the property at the Belleville Facility with a statement of outstanding property taxes, annual road maintenance assessments, interest,

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
September 30, 2025 and 2024
(Expressed in United States Dollars)
(unaudited)

18. Legal Proceedings, (continued)

penalties and related totaling $162,197 (C$225,807). The outstanding property taxes, including annual road maintenance costs, interest and penalties at December 31, 2024, are included in accounts payable in the interim condensed consolidated balance sheets.

On June 10, 2024, the Company received a statement of claim from the general contractor, Gillam Construction Group Ltd. ("Gillam"), for the construction of the Hamilton Facility. Gillam also named the Company's two officers as defendants. The Company and its Canadian legal counsel were able to resolve the matter with the Plaintiff with a final settlement of $2,083,070 (C$2,900,000) if paid on or before November 30, 2024. Effective December 1, 2024, as a result of non-payment by the Company, the final settlement was now $2,154,900 ($3,000,000) and accrues interest at a variable rate using the Bank of Nova Scotia prime rate plus four percent (4%), compounded daily, due February 1, 2025. The settlement reached was over and above the original amount included in the accounts of the Company. The Company provided for this excess in the amount of $293,872 (C$409,122) as a loss on settlement during the year ended December 31, 2024. On February 1, 2025, the Company signed an extension to May 29, 2025, to repay the principal amount of $2,154,900 (C$3,000,000) plus accrued interest and legal fees. Effective February 1, 2025, the principal amount is accruing interest at a fixed rate of twelve and one-half percent (12.5%) annually, compounded daily. On May 29, 2025, the Company signed an extension with Gillam, extending the repayment date from May 29, 2025 to August 15, 2025 on the same terms and conditions as the previous extension dated February 1, 2025. The management of both Gillam and the Company are in discussions to settle the amounts owing tied into the sale of the Hamilton Facility. For the three and nine-month periods ended September 30, 2025, interest in the amount of $78,220 (C$107,825) and $223,402 (C$312,363) respectively is included under interest expense in the interim condensed consolidated statements of operations and comprehensive loss.

On September 5, 2024, one of the Company's subsidiaries was served with a construction lien on the property at the Belleville Facility in the amount of $163,703 (C$227,904) representing outstanding accounts payable for environmental services provided by the contractor.

On March 3, 2025, the Company received a notice from the Ontario Supreme Court of Justice for unpaid fees with the Company's prior auditors. The outstanding amount includes fees of $51,057 (C$71,081), which is included under accounts payable in the interim condensed consolidated balance sheets and interest charged of $51,745 (C$72,038), which has been provided for, in total $102,802 (C$143,119). On May 6, 2025, the Company received an amended notice of motion returnable the week of May 19, 2025. The plaintiff would also seek to recover other costs and disbursements along with additional interest. On September 29, 2025, the Company received notice from the Ontario Superior Court of Justice that the Company's two bank accounts have been garnished for the total noted above.

On March 12, 2025, the City informed 1684567 for outstanding property taxes, other charges including the amounts described above for costs resulting from the spill at the Belleville Facility. The amount noted by the City includes certain costs relating to 2025, in total $309,352 ($430,672). The City demanded payment on or before April 23, 2025. On April 22, 2025, the City and 1684567 signed an extension agreement to provide for the payment of the amounts noted above along with the property taxes to be invoiced by the City during the extension period and any additional interest and penalties. These outstanding costs are being paid monthly, commencing April 22, 2025 through to March 22, 2026 in the amount of $32,874 (C$45,767). The payments have been made monthly with funds provided by the mortgage holders and included in the mortgages payable. Refer also to long-term debt, note 9(a)(vi).

In a letter dated March 20, 2025, the Canada Revenue Agency (the "CRA"), informed the Company of outstanding harmonized sales taxes and payroll remittance amounts, including interest and penalties, owing for the Belleville Facility. The total amount is $548,842 (C$764,084) and includes amounts relating to 2025. The Company has included under accounts payable and under accrued liabilities in the interim condensed consolidated financial statements the amounts owing as at September 30, 2025. Management has been in discussions with the CRA to repay the outstanding amounts over a reasonable amount of time once funding is received.

On August 29, 2025, the Company received a claim from the architectural firm who designed the Hamilton Facility for outstanding accounts payable in the amount of $182,188  (C$253,638) which is included under accounts payable in the Company's interim condensed consolidated balance sheets. The Claimant names the Company and several subsidiaries, along with the officers and two directors. Management has been in discussions with the claimant's key principal and the architectural firm's counsel to resolve the timing of settlement of the outstanding accounts payable.

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
September 30, 2025 and 2024
(Expressed in United States Dollars)
(unaudited)

19. Subsequent Events

The Company's management has evaluated subsequent events up to the date the interim condensed consolidated financial statements were issued, pursuant to the requirements of ASC 855 and has determined the following to be material subsequent events:

(a) On October 16, 2025, the Company received a conditional offer in the form of an APS directly from a buyer to purchase the Hamilton Facility.

(b) On November 5, 2025, the Company's Belleville subsidiary and the CEO received a summons from the Ontario Court of Justice (the “Court”), issued under the Provincial Offenses Act, served by the MECP. The appearance before the Court in Belleville, Ontario, has been scheduled for December 1, 2025.

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

Growth and percentage comparisons made herein generally refer to the three and nine-month periods ended September 30, 2025 compared with the three and nine-month periods ended September 30, 2024 unless otherwise noted. Unless otherwise indicated or unless the context otherwise requires, all references in this document to "we, "us, "our," the "Company," and similar expressions refer to SusGlobal Energy Corp., and depending on the context, its subsidiaries.

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

RECENT BUSINESS DEVELOPMENTS

On October 16, 2025, the Company received a conditional offer in the form of an Agreement of Purchase and Sale (the "APS") directly from the buyer to purchase the two Hamilton properties (the "Hamilton Facility).

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

As a result of an order issued by the Ministry of Labour, Immigration, Training and Skills Development, specifically relating to high ammonia levels in one of the Company's composting buildings, the Company ceased accepting waste after January 10, 2024, to address this and other compliance matters issued by the Ministry of the Environment, Conservation and Parks (the “MECP”). The Company also received orders from the MECP to address repairs, the clean-up of unusable waste on site, re-habilitating its stormwater management system and other matters. Management anticipates these matters will take several months to be completed and be able to re-open. This will require significant investment and is dependent on the Company securing funding. Our operating property, vehicle and equipment will require significant investment to carry out repairs and improvements as ordered by the MECP. This will also include the replacement of certain equipment at the Company's Belleville Facility.

Financings

(a) Securities Purchase Agreements

As at September 30, 2025, the Company had and currently has 6 security purchase agreements outstanding with 4 investors. The outstanding principal balance at September  30, 2025 of the convertible promissory notes was $9,611,502, including accrued interest of $3,269,119 with a fair value of $14,096,338. Please refer to the interim condensed consolidated financial statements, convertible promissory notes, note 10 and fair value measurement, note 11 for details on the convertible promissory notes.

(b) Mortgages

As at September 30, 2025, the Company had a total of six mortgages totaling $9,463,611 (C$13,175,011). The mortgages are all past due. Please refer to long-term debt, note 9, for details on the mortgages.

(c) Other Financings

On December 5, 2023 and January 9, 2024, the Company arranged for two loans from Haute Inc., in total $667,782 (C$929,670). The loans are accruing interest at the rate of 13% per annum.

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

On July 28, 2024, the Company's real estate broker listed the Company's two properties located in Hamilton, Ontario, Canada, (the "Hamilton Facility") for sale. On the recommendation of the real estate broker, there was no selling price noted. When the listing expired on February 5, 2025, the Company extended the listing to March 31, 2025. The Company did not renew the listing once expired on March 31, 2025. On October 16, 2025, the Company received a conditional offer to purchase the Hamilton Facility in the form of an APS directly from a buyer.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2025, the Company had a bank balance of $5,411 (December 31, 2024-$1,295) and current debt obligations and other current liabilities in the amount of $38,716,757 (December 31, 2024-$33,510,297). As at September 30, 2025, the Company had a working capital deficit of $38,670,496 (December 31, 2024-$33,441,301). The Company does not currently have sufficient funds to satisfy the current debt obligations.

The Company's total assets as at September 30, 2025 were $8,782,517 (December 31, 2024-$8,709,418) and total current liabilities were $38,716,757 (December 31, 2024-$33,510,297). Significant losses from operations have been incurred since inception and there is an accumulated deficit of $50,933,544 as at September 30, 2025 (December 31, 2024 -$46,429,702). Continuation as a going concern is dependent upon generating significant new revenue and generating external capital and securing debt to satisfy its creditors' demands and to achieve profitable operations while maintaining current fixed expense levels.

To pay for current liabilities and to fund any future operations, the Company requires significant new funds, which the Company may not be able to obtain. In addition to the funds required to liquidate the $38,716,757 in current debt obligations and other current liabilities, the Company estimates that approximately $10,000,000 must be raised to fund capital requirements and general corporate expenses for the next 12 months.

In the normal course of business, we are exposed to market risks, including changes in interest rates, certain commodity prices and Canadian currency rates. The Company does not use derivatives to manage these risks.

As at September 30, 2025, the Company's debt obligations totaled $24,308,304 (December 31, 2024-$21,730,791).  All debt obligations are past due.

The current letter of credit required by the MECP for the Belleville Facility is $458,015 (C$637,637) and now $105,222 (C$146,487), while the Company re-assesses and re-submits it financial assurance to the MECP with the assistance of its environmental consultant. The Company has not yet satisfied this requirement of the MECP.

The letter of credit is a requirement of the MECP and is in connection with the financial assurance provided by the Company for it to be in compliance with the MECPs environmental objectives. The MECP regularly evaluates the Company's Belleville Facility to ensure compliance is adhered to and the letter of credit is subject to change by the MECP. The Company had engaged an environmental consulting firm to re-evaluate the financial assurance with the MECP which is based on the estimated environmental remediation and clean-up costs for the Belleville Facility. As a result of inspections carried out by the MECP during the prior years, some of which have resulted in MECP orders having been issued, the Company has accrued estimated and actual costs for corrective measures in orders issued by the MECP $2,780,503 (C$3,870,950) (December 31, 2024-$2,344,600; C$3,373,525).

CONSOLIDATED RESULTS OF OPERATIONS - FOR THE THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2025 COMPARED TO THE THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2024

	For the three-month periods ended
	September 30, 2025	September 30, 2024

Revenue	$-	$-

Cost of Sales
Depreciation	65,306	69,957
Direct wages and benefits	13,243	26,894
Equipment rental, delivery, fuel and repairs and maintenance	10,582	173,397
Utilities	988	1,448
Total cost of sales	90,119	271,696

Gross loss	(90,119)	(271,696)

Operating expenses
Management compensation-stock-based compensation	-	54,000
Management compensation-fees	136,125	137,456
Professional fees	47,965	164,923
Interest expense	369,985	291,986
Office and administration	73,176	57,328
Rent and occupancy	67,786	55,743
Insurance	-	(2,021)
Filing fees	9,915	6,136
Amortization of financing costs	-	42,663
Directors' compensation	13,612	18,328
Repairs and maintenance	23	7,335
Foreign exchange (income) loss	282,965	(192,999)
Total operating expenses	1,001,552	640,878

Net loss from operating activities	(1,091,671)	(912,574)
Other income (expenses)	(711,022)	1,169,494
Net loss	$(1,802,693)	$256,920

As a result of an order issued by the Ministry of Labour, Immigration, Training and Skills Development, specifically relating to high ammonia levels in one of the Company's composting buildings at its Belleville Facility, the Company ceased accepting waste after January 10, 2024, to address this and other compliance matters issued by the MECP. The Company also received orders from the MECP to address repairs, the clean-up of unusable waste on site, re-habilitating its stormwater management system and other matters. Management anticipates these matters will take the balance of the year and into early 2026 to be completed and be able to reopen in 2026. This will require significant investment and is dependent on the Company securing funding. The Company will require significant investment to carry out repairs and improvements, some of which as ordered by the MECP. This will also include replacement of certain equipment at the Belleville Facility.

The Company did not earn any revenue during the three-month periods ended September 30, 2025 and 2024. Under normal operating conditions of the Belleville Facility, the Company processes organic and other waste received and produces the end product, compost. The cost of sales totaled $90,119 for the three-month period ended September 30, 2025, compared to $271,696 for the three-month period ended September 30, 2024. These costs include equipment rental, delivery, fuel, repairs and maintenance, direct wages and benefits, depreciation, utilities and outside contractors. Included are costs for actual and estimated expenditures for completing certain known compliance matters as ordered by the MECP, which did not increase significantly in the current three-month period.

Operating expenses increased by $360,674 from $640,878 in the three-month period ended September 30, 2024 to $1,001,552 in the three-month period ended September 30, 2025, explained further below.

Management compensation related to stock-based compensation reduced by $54,000, in the three-month period ended September 30, 2025 compared to the three-month period ended September 30, 2024, since any remaining stock-based compensation became fully vested by December 31, 2024. And the management compensation relating to fees reduced by $1,331 impacted only by the translation of the Canadian dollar fees to the United States dollar. In Canadian dollars, the fees were unchanged.

Professional fees reduced by $116,958, from $164,923 in the three-month period ended September 30, 2024, to $47,965 in the three-month period ended September 30, 2025, primarily due to a reduction in legal fees and consulting fees for environmental services incurred in addressing the orders issued by the MECP.

Interest expense increased by $77,999 from $291,986 in the three-month period ended September 30, 2024, to $369,985 in the three-month period ended September 30, 2025. This increase was primarily due to the interest accruing on the obligation owing to the Company's general contractor for the Hamilton Facility and the increased mortgage balance during the current three-month period.

Office and administration expenses increased by $15,848 from $57,328 in the three-month period ended September 30, 2024 to $73,176 in the three-month period ended September 30, 2025. The increase was an increase in interest and penalties related to unpaid accounts payable and government remittances payable offset by a reduction in wages and administrative expenses in the Belleville Facility due to ceasing operations.

Rent and occupancy increased by $12,043 from $55,743 in the three-month period ended September 30, 2024 to $67,786 in the three-month period ended September 30, 2025 primarily due to an increase in rent for the Company's head office.

The Company has no active insurance policies in place and thus no insurance expense in the current three-month period.

Filing fees increased  by $3,779 from $6,136 in the three-month period ended September  30, 2024 to $9,915 in the three-month period ended September 30, 2025. The current three-month period expense is comparable to that in the previous two quarters.

The amortization of financing costs reduced by $42,663 as the financing fees have now been fully amortized.

Directors' compensation reduced by $4,716 from $18,328 in the three-month period ended September 30, 2024 to $13,612 in the three-month period ended September 30, 2025, as there are now three independent directors compared to four in the prior period.

There was minimal repairs and maintenance of $23 in the three-month period ended September 30, 2025 compared to $7,335 in the three-month period ended September 30, 2024, which included certain repairs at the Belleville Facility.

The foreign exchange gain in the three-month period ended September 30, 2024, in the amount of $192,999 reduced to an expense of $282,965 in the three-month period ended September 30, 2025, a change of $475,964, due primarily to the translation of significant United States dollar denominated balances, such as the convertible promissory notes during a period where the Canadian dollar weakened compared to the United States dollar.

During the current three-month period ended September 30, 2025, the Company recorded a loss on the revaluation of the convertible promissory notes in the amount of $657,699 compared to a loss of $152,239 in the three-month period ended September 30, 2024. In addition, the company recognized a provision for loss for a March 2022 convertible promissory note in the amount of $145,619 compared to a gain of $1,321,733 in the three-month period ended September 30, 2024. In addition, the Company recognized an insurance recovery of $92,296 relating to legal fees recovered on a previous claim.  Overall, the other income (expenses) increased  by $1,880,516, from income of $1,169,494 in the three-month period ended September 30, 2024 to a loss of $711,022 in the three-month period ended September 30, 2025.

As at September  30, 2025, the Company had a working capital deficit of $38,670,496 (December 31, 2024-$33,441,301), incurred a net loss of $1,802,693 (September 30, 2024-net income of $256,920) for the three months ended September 30, 2025 and had an accumulated deficit of $50,933,544 (December 31, 2024-$46,429,702) and expects to incur further losses in the development of its business.

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

CONSOLIDATED RESULTS OF OPERATIONS - FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2025 COMPARED TO THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2024

	For the nine-month periods ended
	September 30, 2025	September 30, 2024

Revenue	$32,340	$38,575

Cost of Sales
Depreciation	193,002	226,694
Direct wages and benefits	39,352	58,627
Equipment rental, delivery, fuel and repairs and maintenance	414,112	479,815
Utilities	2,854	(645)
Outside contractors	-	4,448
Total cost of sales	649,320	768,939

Gross loss	(616,980)	(730,364)

Operating expenses
Management compensation-stock-based compensation	-	162,000
Management compensation-fees	402,300	413,494
Marketing	-	501
Professional fees	218,895	585,601
Interest expense	1,087,076	882,305
Office and administration	174,419	224,849
Rent and occupancy	189,302	177,568
Insurance	-	45,189
Filing fees	26,864	27,313
Amortization of financing costs	-	155,567
Directors' compensation	40,230	55,133
Repairs and maintenance	445	19,073
Foreign exchange (income) loss	(505,056)	281,039
Total operating expenses	1,634,475	3,029,632

Net loss from operating activities	(2,251,455)	(3,759,996)
Other income (expenses)	(2,252,387)	112,069
Net loss	$(4,503,842)	$(3,647,927)

As a result of an order issued by the Ministry of Labour, Immigration, Training and Skills Development, specifically relating to high ammonia levels in one of the Company's composting buildings at its Belleville Facility, the Company ceased accepting waste after January 10, 2024, to address this and other compliance matters issued by the MECP. The Company also received orders from the MECP to address repairs, the clean-up of unusable waste on site, re-habilitating its stormwater management system and other matters. Management anticipates these matters will take the balance of the year and into early 2026 to be completed and be able to reopen in 2026. This will require significant investment and is dependent on the Company securing funding. The Company will require significant investment to carry out repairs and improvements, some of which as ordered by the MECP. This will also include replacement of certain equipment at the Belleville Facility.

During the nine-month period ended September 30, 2025, the Company generated $32,340 of revenue from its Belleville Facility compared to $38,575 in the nine-month period ended September 30, 2024. The decrease in revenue is due primarily to the result of not accepting waste after January 10, 2024. The current period revenue is from the sale of carbon credits. The prior period's revenue consists of tipping fees earned ($22,107) on the acceptance of waste during the short period the Belleville Facility was open and revenue from the sale of carbon credits ($16,468).

In the normal operation of the Belleville Facility, the Company processes organic and other waste received and produces the end product, compost. The cost of sales totaled $649,320 for the nine-month period ended September 30, 2025 compared to $768,939 for the nine-month period ended September 30, 2024. These costs include equipment rental, delivery, fuel, repairs and maintenance, direct wages and benefits, depreciation, utilities and outside contractors. Included are costs for actual and estimated expenditures for completing certain known compliance matters as ordered by the MECP.

Operating expenses reduced by $1,395,157 from $3,029,632 in the nine-month period ended September 30, 2024 to $1,634,475 in the nine-month period ended September 30, 2025, explained further below.

Management compensation related to stock-based compensation reduced by $162,000, in the nine-month period ended September 30, 2025 compared to the nine-month period ended September 30, 2024, since any remaining stock-based compensation became fully vested by December 31, 2024. And the management compensation relating to fees decreased by $11,194 impacted only by the translation of the Canadian dollar fees to the United States dollar. In Canadian dollars, the fees were unchanged.

There has been no marketing plan in the nine-month period ended September 30, 2025, thus no marketing expenses incurred compared to $501 in the nine-month period ended September 30, 2024.

Professional fees reduced by $366,706, from $585,601 in the nine-month period ended September 30, 2024 to $218,895 in the nine-month period ended September 30, 2025, primarily due to a reduction in legal fees and consulting fees for environmental services incurred in addressing the orders issued by the MECP and the reduction or absence of legal fees defending a previous claim.

Interest expense increased by $204,771 from $882,305 in the nine-month period ended September 30, 2024 to $1,087,076 in the nine-month period ended September 30, 2025. This increase was primarily due to the new fourth mortgage for the Belleville Facility received in April 2024 and the interest accruing on the obligation owing to the Company's general contractor for the Hamilton Facility.

Office and administration expenses reduced by $50,430, from $224,849 in the nine-month period ended September 30, 2024 to $174,419 in the nine-month period ended September 30, 2025. The decrease was primarily due to a reduction in wages and administrative expenses in the Belleville Facility due to ceasing operations and a reduction in interest and penalties overall related to unpaid accounts payable.

Rent and occupancy increased by $11,734 from $177,568 in the nine-month period ended September 30, 2024, to $189,302 in the nine-month period ended September 30, 2025.

The Company has no active insurance policies in place and thus no insurance expense in the current nine-month period.

Filing fees decreased nominally by $449. The Company continues to not have any investor relations website service.

The amortization of financing costs reduced by $155,567 as the financing fees have now been fully amortized.

Directors' compensation reduced by $14,903 from $55,133 in the nine-month period ended September 30, 2024, to $40,230 in the nine-month period ended September 30, 2025, as there are now three independent directors compared to four in the prior period.

There were minimal repairs of $445 in the nine-month period ended September 30, 2025, compared to $19,073 in the nine-month period ended September 30, 2024, which included certain repairs at the Belleville Facility.

The foreign exchange loss in the nine-month period ended September 30, 2024 in the amount of $281,039 reduced to income of $505,056 in the nine-month period ended September 30, 2025 a reduction of $786,095, due primarily to the translation of significant United States dollar denominated balances, such as the convertible promissory notes during a period where the Canadian dollar strengthened compared to the United States dollar.

During the current nine-month period ended September 30, 2025, the Company recorded a loss on the revaluation of the convertible promissory notes in the amount of $2,007,427 compared to a loss of $1,004,361 in the nine-month period ended September 30, 2024. In addition, in the prior period, the company recognized a recovery of a previously recorded provision for loss for a March 2022 convertible promissory note in the amount of $1,321,733 compared to a provision of $337,256 in the current period. In the prior nine-month period ended September 30, 2024, the Company recognized a gain of $22,242 on the forgiveness of a portion of the CEBA loans on repayment in January of 2024 and recognized a loss of $227,545 on settlement of claim with the general contractor for the Hamilton Facility. In addition, in the nine-month period ended September 30, 2025, the Company recognized an insurance recovery of $92,296 relating to legal fees recovered on a previous claim. Overall, the other income (expenses) increased by $2,364,456, from income of $112,069 in the nine-month period ended September 30, 2024 to an expense of $2,252,387 in the nine-month period ended September 30, 2025.

As at September 30, 2025, the Company had a working capital deficit of $38,670,496 (December 31, 2024-$33,441,301), incurred a net loss of $4,503,842 (September 30, 2024-$3,647,927) for the nine months ended September 30, 2025 and had an accumulated deficit of $50,933,544 (December 31, 2024-$46,429,702) and expects to incur further losses in the development of its business.

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

Stock-based compensation

The Company records compensation costs related to stock-based awards in accordance with ASC 718, Compensation-Stock Compensation, whereby the Company measures stock-based compensation cost at the grant date based on the estimated fair value of the award. Compensation cost is recognized on a straight-line basis over the requisite service period of the award. Where necessary, the Company utilizes the Black-Scholes option-pricing model to estimate the fair value of stock options granted, which requires the input of highly subjective assumptions including: the expected option life, the risk-free rate, the dividend yield, the volatility of the Company's stock price and an assumption for employee forfeitures. The risk-free rate is based on the U.S. Treasury bill rate at the date of the grant with maturity dates approximately equal to the expected term of the option. The Company has not historically issued any dividends and does not expect to in the near future. Changes in any of these subjective input assumptions can materially affect the fair value estimates and the resulting stock- based compensation recognized. The Company has not issued any stock options and has no stock options outstanding at September  30, 2025.

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

Convertible Promissory Notes

The Company has elected the fair value option to account for its convertible promissory notes issued after December 31, 2020. In accordance with ASC 825, the convertible promissory notes are marked-to-market at each reporting date with changes in fair value recorded as a component of other income (expenses), in the interim condensed consolidated statements of operations and comprehensive loss. The Company has elected to include interest expense in the changes in fair value. Transaction costs are incurred as expensed. The Company did not elect the fair value option for the convertible promissory notes issued in 2019. These notes are measured at amortized cost.

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

There were no new accounting pronouncements adopted during the nine-month period ended September 30, 2025.

EQUITY

As at September 30, 2025, the Company had 142,332,019 common shares issued and outstanding. As of the date of this filing, the Company also had 142,332,019 common shares issued and outstanding.

STOCK OPTIONS, WARRANTS AND RESTRICTED STOCK UNITS

The Company has no stock options, warrants or restricted stock units outstanding as at September 30, 2025 and as of the date of this filing.

RELATED PARTY TRANSACTIONS

For the three and nine-month periods ended September 30, 2025, the Company incurred $108,900 (C$150,000) and $321,840 (C$450,000)  (2024-$109,965; C$150,000 and $330,795; C$450,000) respectively, in management fees expense with Travellers International Inc. ("Travellers"), an Ontario company controlled by a director and the president and chief executive officer (the "CEO"); and $27,225 (C$37,500) and $80,460 (C$112,500) (2024-$27,491; C$37,500 and $82,699; C$112,500) respectively, in management fees expense with the Company's chief financial officer (the "CFO"). As at September 30, 2025, unpaid remuneration and unpaid expenses in the amount of $870,575 (C$1,211,993) (December 31, 2024-$488,294; C$702,581) is included in accounts payable and $300,634 (C$418,536) (December 31, 2024-$212,695; C$306,036) is included in accrued liabilities in the interim condensed consolidated balance sheets.

For the three and nine-month periods ended September 30, 2025, the Company incurred $27,005 (C$37,150) and $84,233 (C$117,775) (2024-$33,315; C$44,661 and $92,449; C$125,764) respectively, in rent expense paid under a lease agreement with Haute Inc. ("Haute"), an Ontario company controlled by the CEO. The lease agreement had expired and the Company is currently on a month-to-month arrangement. As at September 30, 2025, $43,617 (C$60,722) (December 31, 2024-$7,881; C$11,338) in outstanding rent expense including the related goods and services tax, is included in accounts payable in the interim condensed consolidated balance sheets.

In the prior year, on January 11, 2024, Travellers converted $101,130 (C$135,600) of accounts payable into 809,044 common shares of the Company at the closing trading price immediately prior to the conversion.  There was no gain or loss on this conversion.

For the independent directors, the Company recorded directors' compensation during the three and nine-month periods ended September 30, 2025 of $13,612 (C$18,750) and $40,230 (C$56,250) (2024-$18,328; C$25,000 and $55,133; C$75,000) respectively. As at September 30, 2025, outstanding directors' compensation of $295,073 (C$410,793) (December 31, 2024-$246,407; C$354,543) is included in accrued liabilities in the interim condensed consolidated balance sheets.

Furthermore, for the three and nine-month periods ended September 30, 2025, the Company recognized management stock-based compensation expense of $nil and $nil (2024-$54,000 and $162,000), on the common stock issued to the CEO respectively, on his executive consulting agreement.

During the nine-month period ended September 30, 2025, advances on loans payable to related parties totaled $28,020 (C$39,178) (2024-$276,253 (C$375,803) and repayment of loans payable to related parties totaled $17,880 (C$25,000) (2024-$10,205 (C$13,882) respectively.

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

Changes in Internal Control over Financial Reporting

During the nine-month period ended September 30, 2025, there were no changes made by management to its internal controls over financial reporting.

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

The Company has a claim against it for unpaid legal fees in the amount of $46,863 (C$65,241). The amount is included in accounts payable on the Company's consolidated balance sheets.

On October 4, 2023, an action was launched by one of the October 2021 Investors, who claimed he was owed $1,300,000 plus accrued interest. The principal balance in the accounts and noted under convertible promissory notes, note 10(a) is $2,190,696 (December 31, 2024-$1,957,337), which is after conversions of $318,100 during 2022 and 2023 and includes accrued interest of $890,696 (December 31, 2024-$657,337). The Company has disclosed the fair value of this convertible promissory note as $3,346,995 (December 31, 2024-$2,835,298). The Company intends to repay the balance owed when it is financially able to do so.

On November 27, 2023 and March 6, 2024, the Company experienced an outflow of leachate impacted water from the stormwater pond at the Belleville Facility into the City of Belleville's (the "City") roadside ditch. The Company is collaborating with its environmental consultants and its Canadian legal counsel to assess the damage caused, remediate this occurrence and report regularly to the MECP. As noted below, on August 30, 2024, the Company and the City remediated with a settlement in the amount of $93,379 (C$130,000). This amount is included under accrued liabilities in the Company's interim condensed consolidated balance sheets.

On October 24, 2023, the Company received a letter from the utility company for unpaid hydro bills in the amount of $240,840 (C$335,291). The amount of this original claim and any amounts subsequently invoiced total $325,779 (C$453,542) as at September 30, 2025, included in accounts payable on the Company's interim condensed consolidated balance sheets. On November 7, 2025, the Credit Bureau of Canada informed the Company that Hydro-One will consider settling for $260,624 (C$362,834) if settled by November 14, 2025. Management is considering all options.

On November 17, 2023, the Company received an amended claim filed against it from 2023 by Tradigital in the sum of $219,834 in owed fees plus the difference in stock price, 300,000 common shares of the Company, plus attorney fees and expenses. The case went to arbitration on March 11, 2024 and the Company defended its position. On April 4, 2024, the International Centre for Dispute Resolution indicated that no additional evidence is to be submitted and the hearings were declared closed as of April 29, 2024. The tribunal endeavored to render the final decision within the timeframe provided for in the rules. Management agrees that outstanding fees, which are included in accounts payable in the interim condensed consolidated balance sheets, are only in the amount of $30,000, which was agreed to by the parties in earlier communications and through various e-mail correspondence.  In addition, management has no issue with the outstanding common shares to be provided to the claimant totaling 300,000. Management believes that the additional claim amount of $189,834 is without merit. Of the total of 300,000 common shares, 50,000 have been issued and the remaining 250,000 were previously disclosed as shares to be issued in the consolidated statements of stockholders' deficiency. On April 26, 2024, the arbitrator for this claim awarded Tradigital the sum of $118,170 which had been accrued by the Company. In addition, the remaining 250,000 common shares were not required to be issued by the Company and are no longer disclosed as shares to be issued. On September 11, 2025, the Company received a judgement in the amount of $164,933. The Company does not have the funds currently to settle the judgement but is in discussions with legal counsel.

On April 1, 2024, the Company received notice of a complaint filed against it by one of the March 2022 Investors, seeking damages of no less than $4,545,393. The Company had thirty calendar days to respond and on April 30, 2024, the Company was able to extend the time to respond with opposing counsel, a further fifteen days. The Company has been unable to retain counsel to represent it in this matter. The full amount of the complaint was included in the accounts at December 31, 2023, March 31, 2024 and June 30, 2024. On May 21, 2024, the counsel for the plaintiff requested an entry for a default judgement against the Company. On September 11, 2024, the default judgement was filed in the amount of $2,848,744. In addition, pre-judgement interest was granted in the amount of $87,414 at the rate of 10% per annum on the principal balance from May 22, 2024 through September 11, 2024. On the filing of this default judgement, the March 2022 Investor removed two causes of action previously filed in their complaint which the Company received notice of on April 1, 2024 and accrued for accordingly. The impact of the removal of the two causes of action totaling $2,250,000, plus the additional pre-judgement and other interest charged resulted in a reduction in the previous accrual for loss in the amount of $1,191,033, which was disclosed in the December 31, 2024 consolidated financial statements. During the current three and nine-month periods ended September 30, 2025, the Company has accrued interest of 15% on the outstanding balance, as noted in the default judgement. Refer also to other income (expenses), note 15(b).

On May 16, 2024, the Company was informed by its Canadian legal counsel that the City issued an order against the Belleville Facility, its numbered company, 1684567 and its officers for the repayment of the cost of pumping out contaminated water from the City's roadside ditch, along with legal and other associated costs. On May 31, 2024, the companies and the officers filed notices of appeal to the Ontario Land Tribunal. The Company and its Canadian legal counsel were in discussions with the legal representatives from the City, to come to a resolution before any action by the Ontario Land Tribunal. On August 30, 2024, minutes of settlement were finalized between the City and the Company to settle for an amount of $93,379 (C$130,000) ten days following the sale of the Hamilton Facility. There are certain events of default, including not meeting the timeline set above and if the sale of the Hamilton Facility does not occur before January 31, 2025, it would result in the actual cost incurred by the City to be paid by the Company. The actual costs noted in the minutes of settlement totaled $138,266 (C$192,490). In addition, in connection with the minutes of settlement, the Company and its officers subsequently withdrew their appeals with the Ontario Land Tribunal on September 4, 2024, and the Ontario Land Tribunal closed their case. The Company's Hamilton Facility was not sold by January 31, 2025 and on February 10, 2025, the City issued a second order to the Companies and its two officers for an additional sum of $26,726 (C$37,207) representing additional costs resulting from the spill. The Company's counsel has responded to the City's counsel. On March 10, 2025, the City provided 1684567, the owner of the property at the Belleville Facility with a statement of outstanding property taxes, annual road maintenance assessments, interest, penalties and related totaling $162,197 (C$225,807). The outstanding property taxes, including annual road maintenance costs, interest and penalties at December 31, 2024, are included in accounts payable in the interim condensed consolidated balance sheets.

On June 10, 2024, the Company received a statement of claim from the general contractor, Gillam Construction Group Ltd. ("Gillam"), for the construction of the Hamilton Facility. Gillam also named the Company's two officers as defendants. The Company and its Canadian legal counsel were able to resolve the matter with the Plaintiff with a final settlement of $2,083,070 (C$2,900,000) if paid on or before November 30, 2024. Effective December 1, 2024, as a result of non-payment by the Company, the final settlement was now $2,154,900 ($3,000,000) and accrues interest at a variable rate using the Bank of Nova Scotia prime rate plus four percent (4%), compounded daily, due February 1, 2025. The settlement reached was over and above the original amount included in the accounts of the Company. The Company provided for this excess in the amount of $293,872 (C$409,122) as a loss on settlement during the year ended December 31, 2024. On February 1, 2025, the Company signed an extension to May 29, 2025, to repay the principal amount of $2,154,900 (C$3,000,000) plus accrued interest and legal fees. Effective February 1, 2025, the principal amount is accruing interest at a fixed rate of twelve and one-half percent (12.5%) annually, compounded daily. On May 29, 2025, the Company signed an extension with Gillam, extending the repayment date from May 29, 2025 to August 15, 2025 on the same terms and conditions as the previous extension dated February 1, 2025. The management of both Gillam and the Company are in discussions to settle the amounts owing tied into the sale of the Hamilton Facility. For the three and nine-month periods ended September 30, 2025, interest in the amount of $78,220 (C$107,825) and $223,402 (C$312,363) respectively is included under interest expense in the interim condensed consolidated statements of operations and comprehensive loss.

On September 5, 2024, one of the Company's subsidiaries was served with a construction lien on the property at the Belleville Facility in the amount of $163,703 (C$227,904) representing outstanding accounts payable for environmental services provided by the contractor.

On March 3, 2025, the Company received a notice from the Ontario Supreme Court of Justice for unpaid fees with the Company's prior auditors. The outstanding amount includes fees of $51,057 (C$71,081), which is included under accounts payable in the interim condensed consolidated balance sheets and interest charged of $51,745 (C$72,038), which has been provided for, in total $102,802 (C$143,119). On May 6, 2025, the Company received an amended notice of motion returnable the week of May 19, 2025. The plaintiff would also seek to recover other costs and disbursements along with additional interest. On September 29, 2025, the Company received notice from the Ontario Superior Court of Justice that the Company's two bank accounts have been garnished for the total noted above.

On March 12, 2025, the City informed 1684567 for outstanding property taxes, other charges including the amounts described above for costs resulting from the spill at the Belleville Facility. The amount noted by the City includes certain costs relating to 2025, in total $309,352 ($430,672). The City demanded payment on or before April 23, 2025. On April 22, 2025, the City and 1684567 signed an extension agreement to provide for the payment of the amounts noted above along with the property taxes to be invoiced by the City during the extension period and any additional interest and penalties. These outstanding costs are being paid monthly, commencing April 22, 2025 through to March 22, 2026 in the amount of $32,874 (C$45,767). The payments have been made monthly with funds provided by one of the mortgage holders and included in the mortgages payable. Refer also to long-term debt, note 9(a)(vi).

In a letter dated March 20, 2025, the Canada Revenue Agency (the "CRA"), informed the Company of outstanding harmonized sales taxes and payroll remittance amounts, including interest and penalties, owing for the Belleville Facility. The total amount is $548,842 (C$764,084) and includes amounts relating to 2025. The Company has included under accounts payable and under accrued liabilities in the interim condensed consolidated financial statements the amounts owing as at September 30, 2025. Management has been in discussions with the CRA to repay the outstanding amounts over a reasonable amount of time once funding is received.

On August 29, 2025, the Company received a claim from the architectural firm who designed the Hamilton Facility for outstanding accounts payable in the amount of $182,188  (C$253,638) which is included under accounts payable in the Company's interim condensed consolidated balance sheets. The Claimant names the Company and several subsidiaries, along with the officers and one director. Management has been in discussions with the claimant's key principal and the architectural firm's counsel to resolve the timing of settlement of the outstanding accounts payable.

On November 5, 2025, the Company's Belleville subsidiary and the CEO received a summons from the Ontario Court of Justice (the “Court”), issued under the Provincial Offenses Act, served by the MECP. The appearance before the Court in Belleville, Ontario, has been scheduled for December 1, 2025.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine-month period ended September 30, 2025, the Company did not issue shares for non-cash proceeds and issued 11,000,000 shares for cash proceeds as follows:

(i) 11,000,000 common shares were issued on three private placements, in total $220,000.

The securities above were offered and sold pursuant to an exemption from the registration requirements under Section 4(a)(2) of the Securities Act since, among other things, the transactions did not involve a public offering.

Item 3. Defaults upon Senior Securities.

Refer to Financings (a) Securities Purchase Agreements and (b) Mortgages, on page 28.

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

SUSGLOBAL ENERGY CORP.

November 13, 2025	By:	/s/ Marc Hazout
Marc Hazout
Executive Chairman, President and Chief Executive Officer

November 13, 2025	By:	/s/ Ike Makrimichalos
Ike Makrimichalos
Chief Financial Officer (Principal Financial and Accounting Officer)

