Form 10-K
period 2025-12-31
SusGlobal Energy Corp.
filed 2026-07-14
CIK 1652539

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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
Yes [  ] No [X]

The aggregate market value of the 98,922,285-voting common stock held by non-affiliates of the registrant as of June 30, 2025 (the last business day of the registrant's most recently completed second fiscal quarter) was $5,440,726 based on the closing price of $0.055 per share of the registrant's common stock as quoted on the OTCQB marketplace on that date.

The number of shares of Common Stock, $0.0001 par value of the registrant outstanding as of July 14, 2026, was 142,332,019.

DOCUMENTS INCORPORATED BY REFERENCE

None

2

PART I

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

Item 1. Business.

OVERVIEW

The following organization chart sets forth our wholly owned subsidiaries:

4

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

As the global amount of organic waste continues to grow, a solution for sustainable global management of these wastes is paramount. SusGlobal through its proprietary technology and processes is equipped and confident to deliver this objective. Management believes renewable energy is the energy of the future. Sources of this type of energy are more evenly distributed over the earth's surface than finite energy sources, making it an attractive alternative to petroleum-based energy. Biomass, one of the renewable resources, is derived from organic material such as forestry, food, plant and animal residuals. SusGlobal can therefore help you turn what many consider waste into precious energy and regenerative products. The portfolio will be comprised of three distinct types of technologies: (a) Process Source Separated Organics ("SSO") in anaerobic digesters to divert from landfills and recover biogas. This biogas can be converted to gaseous fuel for industrial processes, electricity to the grid or cleaned for compressed renewable gas, (b) Maximizing the capacity of existing infrastructure (anaerobic digesters) to allow processing of SSO to increase biogas yield. (c) Process SSO and digestate to produce an organic compost or a pathogen free organic liquid fertilizer. The convertibility of organic material into valuable end products such as biogas, liquid biofuels, organic fertilizers and compost shows the utility of renewables. These products can be converted into electricity, fuels and marketed to agricultural operations that are looking for an increase in crop yields, soil amendment and environmentally-sound practices. This practice also diverts these materials from landfills and reduces Greenhouse Gas Emissions ("GHG") that result from landfilling organic wastes. The Company can provide peace of mind that the full lifecycle of organic material is achieved, global benefits are realized and stewardship for total sustainability is upheld. It is management's objective to grow SusGlobal into a significant sustainable waste to energy and regenerative products provider, as Leaders in The Circular Economy®.

We believe the products and services offered can benefit both the public and private markets. The following includes some of our work managing organic waste streams: Anaerobic Digestion, Dry Digestion, Wastewater Treatment, In-Vessel Composting, SSO Treatment, Biosolids Heat Treatment, Leachate Management, Composting and Liquid Fertilizers.

The Company can provide, once operations recommence, a full range of services for handling organic residuals in a period where innovation and sustainability are paramount. From start to finish we offer in-depth knowledge, a wealth of experience and cutting-edge technology for handling organic waste.

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

When the Company was operational, its primary customers were municipalities in both rural and urban centers in Ontario, Canada. Where necessary, to follow provincial and local environmental laws and regulations, SusGlobal submits applications to the respective authorities for approval prior to any necessary engineering being carried out.

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

RECENT BUSINESS DEVELOPMENTS

The Company owned a 41,535 square foot facility (approximately 27% complete) on 5.29 acres in Hamilton, Ontario (the "Hamilton Facility"), which includes an Environmental Compliance Approval to process 65,884 MT per annum of organic waste, 24 hours per day 7 days a week. The facility has been originally designed to produce, distribute and warehouse the Company's SusGro™ organic liquid fertilizer and other products that were anticipated to be provided under private label and to be sold through big box retailers, consumer lawn and garden suppliers, and for end use to the wine, cannabis and agriculture industries.

On July 28, 2024, the Company's real estate broker listed the Company's Hamilton Facility for sale. On the recommendation of the real estate broker, there was no selling price noted.  The Hamilton Facility was re-listed on March 9, 2026 for a price of $9,120,000 (C$12,500,000) and on June 30, 2026 was sold for $7,843,200 (C$10,750,000).

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

As a result of a lightning storm that caused a power outage with the local hydro provider and a consequential power surge at the Company's facility, certain electrical systems were rendered inoperable. Following this incident, the Ministry of Labour, Immigration, Training and Skills Development issued an order relating to elevated ammonia levels detected in one of the Company's composting buildings. The Company ceased accepting waste after January 10, 2024, to address this and other compliance matters issued by the MECP. The Company received orders from the MECP to address repairs, the clean-up of unusable waste on site, re-habilitating its stormwater management system and other matters. Management anticipates these matters will take the balance of the year to be completed and be able to re-open. This will require significant investment and is dependent on the Company securing funding. Our operating property, vehicle and equipment will require significant investment to carry out repairs and improvements as ordered by the MECP. This will also include replacement of certain equipment at the Company's Belleville Facility.

Consulting Contracts

The Company's Executive Chairman Consulting Agreement (the "CEO's Consulting Agreement"), by and among the Company, Travellers International Inc. ("Travellers"), and the CEO, who is also a director, expired on December 31, 2024.The CEO continues to offer his services on a month-to-month basis at a rate of $36,480 (C$50,000) per month.

The Company's Executive Consulting Agreement by and between the Company and the CFO of the Company, expired December 31, 2023. The CFO continues to offer his services to the Company on a month-to-month basis at the rate of $9,120 (C$12,500) per month.

Financings

(a) Securities Purchase Agreements

On December 31, 2025, the Company had and currently has 6 security purchase agreements outstanding with 4 investors. The outstanding principal balance at December 31, 2025 of the convertible promissory notes was $9,907,272, including accrued interest of $3,564,889 with a fair value of $14,458,322. Please refer to the consolidated financial statements, convertible promissory notes, note 10 and fair value measurement, note 11 for details on the convertible promissory notes. The convertible promissory notes are all past due, thus in default.

(b) Mortgages

On December 31, 2025, the Company had and currently has 6 mortgages with private lenders with outstanding principal balances totaling $9,730,662 (C$13,336,982) (2024-$8,920,726; C$12,835,577).

As at December 31, 2025, $1,934,432 (C$2,651,359) (December 31, 2024-$867,045; C$1,247,547) of accrued interest is included in accrued liabilities in the consolidated balance sheets.

For the year ended December 31, 2025, $1,096,557 (C$1,532,145) (2024-$1,126,326; C$1,542,490) in interest was incurred on the mortgages payable.

The mortgages payable are all past due, thus in default.

(c) Canada Emergency Business Account (the "CEBA")

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

These CEBA loans were repaid on January 9, 2024 and January 11, 2024, in total $48,650 (C$70,000) and $22,242 (C$30,000) was forgiven as outlined in the CEBA term loan agreements. For the prior year ended December 31, 2024, the forgiven amount is recorded under other expenses in the consolidated statements of operations and comprehensive loss.

(d) Financings Related to Obligations Under Capital Lease

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

For the year ended December 31, 2025, $nil (C$nil) (2024-$172; C$236) in interest was incurred.

(e) Other

On April 8, 2021, the Company took delivery of a truck and hauling trailer for a total purchase price of $151,745 (C$218,338) plus applicable harmonized sales taxes. The purchase was financed by a bank term loan of $139,000 (C$200,000), over a forty-eight-month term, bearing interest at 4.95% per annum with monthly blended instalments of principal and interest payments of $3,406 (C$4,901) due April 7, 2025. The last payment made was on February 7, 2024. On August 13, 2024, the lender of the Company's truck and hauling trailer took possession to be auctioned. On December 18, 2024, the Company received the net proceeds from the creditor on the auction sale, net of disposal costs and the balance of the outstanding corporate loan and interest with the creditor in the amount of $47,049 (C$67,697).

For the year ended December 31, 2025, $nil (C$nil) (2024-$246; C$337) in interest was incurred.

During the year ended December 31, 2025, the Company raised $220,000 (December 31, 2024-$120,000), in a private placement on the issuance of 11,000,000 (2024-6,000,000) common shares of the Company to Travellers.

During the year ended December 31, 2025, Travellers converted $nil (C$nil) (December 31, 2024-$101,130; C$135,600) in outstanding accounts payable for nil (December 31, 2024-809,044) common shares of the Company, based on closing trading prices on the day prior to each conversion.

On January 9, 2024, the Company received a loan in the amount of $240,572 (C$329,670) from Haute Inc., an Ontario company controlled by the CEO. The proceeds received on January 9, 2024 net of capitalized interest for six months and a financing fee amounted to $218,880 (C$300,000).

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

On September 21, 2022, the Company announced that its wholly owned subsidiary SusGlobal Energy Belleville Ltd. ("SusGlobal Belleville") has generated its first Verified Emission Reductions and Removals ("VERRs") and sold its first carbon credits as part of the Anew™ SusGlobal Belleville Composting Offset Project in Ontario (the "Project"). The Project generated approximately 137,000 VERRS from 2017 through 2022 with an approximate market value of between $2.55 (C$3.50) and $7.48 (C$10.25) per VERR. From September 2022 through the date of this filing, the Company has sold 73,464 VERRS. The Project report was submitted to the GHG CleanProjects® Registry, a business unit of the Standards Division of the Canadian Standards Association ("CSA"). The Project is part of the Offset Development and Marketing Agreement with Anew Canada ULC (formerly known as Blue Source Canada ULC) ("Anew Canada") for developed and marketed greenhouse gas ("GHG") offset credits from the Company's 49-acre Organic & Non-Hazardous Waste Processing & Composting Facility in Belleville, Ontario. The Project and report are listed on the GHG CleanProject® Registry, https://www.csaregistries.ca/GHG_VR_Listing/CleanProjectDetail?ProjectId=909.

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

Operations

The Company owns Environmental Compliance Approvals (the "ECAs") issued by the MECP from the Province of Ontario, Canada in place to accept up to 70,000 metric tonnes ("MT") of waste annually from the provinces of Ontario, Quebec and from New York state, and to operate a waste transfer station with the capacity to process up to an additional 50,000 MT of waste annually. Once built, the location of the waste transfer station will be alongside the Organic and Non-Hazardous Waste Processing and Composting Facility, in Belleville, Ontario Canada (the "Belleville Facility"), which is currently not operating.

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

Organic Composting Facility- As noted above, the Company's organic waste processing and composting facility, located in Belleville, Ontario Canada (the "Belleville Facility"), has ECAs in place to accept up to 70,000 MT of waste annually. Certain assets of the organic waste processing and composting facility, including the ECAs for the waste transfer station (not yet built), were acquired by the Company on September 15, 2017, from the Receiver for Astoria, under the asset purchase agreement (the "APA"). The Company charges tipping fees for the waste accepted at the organic waste composting facility based on arrangements in place with the customers and the type of waste accepted. Typical waste accepted includes SSO, leaf and yard, food, liquid, paper sludge and biosolids. During the year ended December 31, 2025 and to the date of this filing, no tipping fees were earned on waste accepted at the Belleville Facility.

Market Opportunity

Industry Overview

Sustainable solutions to processing organic waste streams and diverting them from landfills to reduce GHG provides an opportunity for the infrastructure which SusGlobal operates with the ECA's attached to the Company's facilities. As more governments legislate and mandate that no organic waste is to be landfilled as part of a climate change initiative SusGlobal can process these waste streams and produce regenerative products as part of the Company's Circular Economy initiative.

Industry Trends

The organic fertilizer market is expected to grow at a compounded annual growth rate. The major drivers for this market are increasing consumption of organic food and products such as cannabis, wine and favorable government rules and regulations. SusGlobal had been producing a dry compost in small quantities up until the date the operations were shut down on January 10, 2024.

Operating Businesses and Revenue

The Company has five wholly owned subsidiaries: SusGlobal Energy Canada Corp., SusGlobal Energy Canada I Ltd., SusGlobal Energy Belleville Ltd., SusGlobal Energy Hamilton Ltd..  and 1684567 Ontario Inc. The Company currently has one full-time employee and two independent contractors. The full-time employee is employed in an administrative position. Toronto, Ontario. The two independent contractors provide services in management positions. None of our employees are covered by collective bargaining agreements.

We operate the following businesses:

•	Environmental Compliance Approvals: The Company owns the Environmental Compliance Approvals (the "ECAs") issued by the MECP from the Province of Ontario, in place to accept up to 70,000 MT of waste annually from the provinces of Ontario, Quebec and from New York state, and to operate a waste transfer station with the capacity to process up to an additional 50,000 MT of waste annually. Once built, the location of the waste transfer station will be alongside the organic waste processing and composting facility located at the Belleville Facility. The Company owns the Environmental Compliance Approvals (the "ECAs") issued by the MECP from the Province of Ontario, in place to accept up to 65,884 MT of waste annually from the province of Ontario at the Hamilton Facility. The Hamilton Facility was sold on June 30, 2026.

•	Waste Transfer Station: Access to the waste transfer station is critical to haulers who collect waste in areas not in close proximity to disposal facilities where such disposal continues to be permitted. Tipping fees charged to third parties at waste transfer stations are usually based on the type and volume or weight of the waste deposited at the waste transfer station, the distance to the disposal site, market rates for disposal costs and other general market factors. The Waste Transfer Station has not yet been constructed.

•	Organic Composting Facility: As noted above, the Company's Belleville Facility has ECAs in place to accept up to 70,000 MT of waste annually. Certain assets at the Belleville Facility, including the ECAs for the waste transfer station (not yet built), were acquired by the Company on September 15, 2017, from the Receiver for the previous owner, under an asset purchase agreement. Up until shutting down operations on January 10, 2024, the Company was charging tipping fees for the waste accepted at the Belleville Facility, based on arrangements in place with the customers and the type of waste accepted. Typical waste accepted included SSO, leaf and yard, food, liquid, paper sludge and biosolids. Once the rehabilitation and the capital improvements have been completed, which requires significant funding, management anticipates that the Belleville Facility will commence operations in the first quarter of 2027 based on certain timelines provided by the contractor for the rehabilitation.

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

Our Growth Strategy

SusGlobal owns the Belleville Facility. As noted previously, the Belleville Facility has not re-commenced operations. On March 10, 2025, the Company signed a service agreement to refurbish the Belleville Facility to bring it to operational readiness, subject to financing.. Subject to financing, the Company will continue to acquire, develop and monetize proprietary technologies and processes in the waste to regenerative products globally, focusing on implementing a robust intellectual property strategy. The Company will, subject to financing, invest in research and development to bring more products to market and increase revenue and cash flow by increasing output, higher production speeds and overall efficiency of all segments of our business.

Sales and Marketing Strategy

The Company contacts major organic waste generators such as municipalities, commercial and industrial organic waste sources and bids for municipal and commercial contracts. The Company, once the Belleville Facility recommences operations, is expected to employ a sales team to market its products to the various agriculture, wine and cannabis industries and lawn and garden consumer market for its fertilizer products.

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

Seasonal Trends

Prior to shutting down operations on January 10, 2024, our operating revenues have tended to be somewhat higher in summer months, primarily due to waste volumes resulting from higher construction and demolition waste volumes and the availability of leaf and yard waste along with any contracts involving the grinding of leaf and yard waste. In addition, revenue from the sale of organic compost would be higher beginning in late spring and tapering off in the fall.

Employees

As at December 31, 2025 we had two full-time employees and two independent contractors. At the date of this filing, we have one full-time employee, and two independent contractors. The full-time employee is employed in a management and administrative position. The two independent contractors provide services in management positions. None of our employees are covered by collective bargaining agreements.

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

As required by the MECP, on a tri-annual basis, financial assurance is reviewed and updated. The financial assurance requested by the MECP was updated to $465,220 (C$637,637) and now reduced to $106,877 (C$146,487). On July 2, 2026, the Company issued a certified cheque for $106,877 (C$146,487) and will be delivered to the Client Services & Permissions Branch (“CSPB”) located in Toronto, Ontario , Canada, once agreed to with the MECP.

Insurance

In the past we carried a broad range of insurance coverages, which may include general liability, automobile liability, workers' compensation, real and personal property, directors' and officers' liability, environmental and pollution legal liability and other coverages we believe are customary to the industry. Our exposure to loss for insurance claims would be limited to the per-incident deductible under the related insurance policy. The impact of any known casualty, property, environmental or other contingency may have a material impact on our financial condition, results of operations or cash flows. As a result of the lack of funding, we have not been able to pay the required premiums for any insurance coverage.

Regulation

Our business is subject to extensive and evolving federal, provincial and local environmental, health, safety and transportation laws and regulations. These laws and regulations are administered by the MECP, Environment Canada, and various other federal, provincial and local environmental, zoning, transportation, land use, health and safety agencies in Canada. Many of these agencies regularly examine our operations to monitor compliance with these laws and regulations and have the power to enforce compliance, obtain injunctions or impose civil or criminal penalties in case of non-compliance. During 2020 and 2023, the MECP carried out inspections of our Belleville Facility to address certain items of non-compliance with our ECAs. These inspections and orders issued by the MECP have and will result in significant expenditures to begin addressing the items of non-compliance. Some of the corrective action includes certain sampling, testing, removal of excess waste from the facility and addressing the water level in the facility's stormwater pond which far exceeds the required level as stipulated in its ECA. The Company has completed some of the corrective action and communicates regularly with the MECP and will continue with the remaining corrective action through 2026 pending financing. As at December 31, 2025, the Company has accrued the estimated costs totaling $2,824,245 (C$3,870,950) (2024-$2,344,600; C$3,373,525) in connection with the corrective action. In addition, the Company will also be required to incur significant capital expenditures to ensure the MECP orders are fulfilled and to allow the Belleville Facility to re-open.

On November 5, 2025, the Company's Belleville subsidiary and the CEO received a summons from the Ontario Court of Justice (the "Court"), issued under the Provincial Offenses Act, served by the MECP. The current fine levied by the Court subsequent to the appearance before the Court is $200,640 (C$275,000). The Company has accrued this amount and is included under accrued liabilities in the consolidated balance sheets. The fine may be adjusted after hearing final arguments from the Company and the CEO before the end of September 30, 2026.

Since the primary mission of our business is to manage solid and liquid waste hauled to our Belleville Facility in an environmentally sound manner, our capital expenditures are related, either directly or indirectly, to environmental protection measures, including compliance with federal, provincial and local rules. There are costs associated with siting, design, permitting, operations, monitoring, site maintenance, corrective actions, financial assurance, and facility closure and post-closure obligations. With acquisition, development or expansion of a waste management or waste transfer station, we must often spend considerable time, effort and money to obtain or maintain required permits and approvals. There are no assurances that we will be able to obtain or maintain required governmental approvals. Once obtained, operating permits are subject to renewal, modification, suspension or revocation by the issuing agency. Compliance with current regulations and future requirements will require us to make significant capital and operating expenditures. The re-opening of the Belleville Facility will only occur when the MECP accepts the satisfactory completion of the significant capital and operating expenditures. As a result, this will delay the re-opening of the Belleville Facility and will place us in a competitive disadvantage.

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

Item 1A. Risk Factors

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

You should view these statements with caution. These statements are not guarantees of future performance, circumstances or events. They are based on facts and circumstances known to us as of the date the statements are made. All aspects of our business are subject to uncertainties, risks and other influences, many of which we do not control. Any of these factors, either alone or taken together, could have a material adverse effect on us and could change whether any forward-looking statement ultimately turns out to be true. Additionally, we assume no obligation to update any forward-looking statement as a result of future events, circumstances or developments. The following discussion should be read together with the Consolidated Financial Statements and the notes thereto. Outlined below are some of the risks that we believe could affect our business and financial statements for 2025 and beyond and that could cause actual results to be materially different from those that may be set forth in forward-looking statements made by the Company.

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

To the extent available and where financially possible, we maintain insurance coverage that we believe is customary in our industry. Such insurance does not, however, provide coverage for all liabilities, including certain hazards incidental to our business, and we cannot assure you that our insurance coverage will be adequate to cover claims that may arise or that we will be able to maintain adequate insurance at rates we consider reasonable. As a result of the lack of funding, we have not been able to pay the required premiums for complete insurance coverage.

We may not be able to consummate future acquisitions or successfully integrate acquisitions into our business, which could result in unanticipated expenses and losses.

Part of our strategy is to grow through acquisitions dependent on financing. Consummating acquisitions of related businesses, or our failure to integrate such businesses successfully into our existing businesses, could result in unanticipated expenses and losses. Furthermore, we may not be able to realize any of the anticipated benefits from the acquisitions.

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

In each year since our inception, we have incurred losses and have generated in total, since inception, only $6,342,738 in revenue. For the year ended December 31, 2025, net losses attributable to common stockholders aggregated $5,686,869 (2024-$7,859,171) and at December 31, 2025, the Company's accumulated deficit was $52,116,571 (2024-$46,429,702). We expect to incur further losses in the development of our business. We cannot assure you that we can achieve profitable operations in any future period.

Our independent registered public accounting firm's report contains an explanatory paragraph that expresses substantial doubt as to our ability to continue as a going concern.

Although our consolidated financial statements have been prepared assuming we will continue as a going concern, our independent registered public accounting firm in their report accompanying our consolidated financial statements as of and for the years ended December 31, 2025 and 2024, expressed substantial doubt as to our ability to continue as a going concern as of December 31, 2025 and as of December 31, 2024, as a result of our operating losses since inception, because the Company expects to incur further losses in the development of its business and the Company's ability to settle its current liabilities owing to service providers and creditors. The inclusion of a going concern explanatory paragraph may make it more difficult for us to secure additional financing or enter into strategic relationships on terms acceptable to us, if at all, and may materially and adversely affect the terms of any financing that we may obtain.

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

Information Regarding Forward-Looking Statements

Statements in this Annual Report on Form 10-K may be "forward-looking statements." Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those described above and those risks discussed from time to time in this Annual Report, including the risks described under "Risk Factors," and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Annual Report and in other documents which we file with the SEC.

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

Any forward-looking statements speak only as of the date on which they are made, and except as may be required under applicable securities laws, we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Annual Report.

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

We also have a significant financial obligation relating to closure, post-closure and environmental remediation at our existing facility. This obligation will need to be supported by a letter of credit  or a payment in the form of a certified cheque in favor of the MECP, which the Company is planning to satisfy this requirement as at the date of this filing. Environmental regulatory changes could accelerate or increase such costs, requiring our expenditure to materially exceed any current letter of credit.

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

On or around November 27, 2023 and March 6, 2024, the Company experienced an outflow of leachate impacted water from its stormwater pond into the City of Belleville's roadside ditch and has continued to periodically overflow. The Company has been working with its environmental consultants and its Canadian legal counsel to assess the damage caused, remediate this occurrence and report regularly to the MECP.

As a result of a lightning storm that caused a power outage with the local hydro provider and a consequential power surge at the Company's facility, certain electrical systems were rendered inoperable. Following this incident, the Ministry of Labour, Immigration, Training and Skills Development issued an order relating to elevated ammonia levels detected in one of the Company's composting buildings. The Company ceased accepting waste after January 10, 2024, to address this and other compliance matters issued by the MECP. The Company received orders from the MECP to address repairs, the clean-up of unusable waste on site, re-habilitating its stormwater management system and other matters. Management anticipates these matters will take the balance of the year to be completed and be able to re-open in the first quarter of 2027. This will require significant investment and is dependent on the Company securing funding. Our operating property, vehicle and equipment will require significant investment to carry out repairs and improvements as ordered by the MECP. This will also include replacement of certain equipment at the Company's Belleville Facility.

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

We use computers in substantially all aspects of our business operations. We also use mobile devices, social networking and other online activities to connect with our employees and our customers. Such uses give rise to cybersecurity risks, including security breach, espionage, system disruption, theft and inadvertent release of information. Our business involves the storage and transmission of numerous classes of sensitive and/or confidential information and intellectual property, including customers' personal information, private information about employees, and financial and strategic information about the Company and its business partners. Further, as the Company pursues its strategy to grow through potential acquisitions and to pursue new initiatives that improve our operations and cost structure, the Company is also expanding and improving its information technologies, resulting in a larger technological presence and corresponding exposure to cybersecurity risk. Much of this is dependent on the availability of the necessary funding. If we fail to assess and identify cybersecurity risks associated with acquisitions and new initiatives, we may become increasingly vulnerable to such risks. Additionally, while we have implemented measures to prevent security breaches and cyber incidents, our preventative measures and incident response efforts may not be entirely effective. The theft, destruction, loss, misappropriation, or release of sensitive and/or confidential information or intellectual property, or interference with our information technology systems or the technology systems of third parties on which we rely, could result in business disruption, negative publicity, brand damage, violation of privacy laws, loss of customers, potential litigation and liability and competitive disadvantage.

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

The amount of insurance we are required to maintain for environmental liability is governed by statutory requirements. We believe that the cost for such insurance is high relative to the coverage it would provide and therefore, our coverages, wherever financially possible, are generally maintained at the minimum statutorily required levels. We face the risk of incurring additional costs for environmental damage if our insurance coverage is ultimately inadequate to cover that damage. The inability of our insurers to meet their commitments in a timely manner and the effect of significant claims or litigation against insurance companies may subject us to additional risks. To the extent our insurers are unable to meet their obligations, or our own obligations for claims are more than we estimated, there could be a material adverse effect to our financial results. As a result of the lack of funding, we have not been able to pay the required premiums for complete insurance coverage.

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

Additionally, as of December 31, 2025, we have no debt that is exposed to changes in market interest rates as our interest rates are fixed. On July 2, 2026, the Company prepared a certified cheque to satisfy the financial assurance requirement with the MECP in the amount of $106,877 (C$146,487). The certified cheque will be delivered to the CSPB located in Toronto, Ontario , Canada, once agreed to with the MECP. If interest rates on our debt becomes variable, our interest expense would also increase, increasing our net losses and decreasing our cash flow.

As at December 31, 2025, and the date of this filing, the Company did not have any revolving credit facility to support cash flow requirements. As a result of defaults on all our debt instruments, we could be required to immediately repay such debt which we currently are not able to satisfy. Without waivers from the lenders to those agreements, and/or the availability of other financing, either debt or equity, these defaults have a material adverse effect on our ability to continue to operate.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

We have developed and maintained a Cybersecurity risk management methodology intended to protect the confidentiality, integrity, and availability of our critical systems and information. Our Cybersecurity risk management methodology is integrated into our overall enterprise risk management, and shares common methodologies, reporting channels and governance processes that apply across the Company to other legal, compliance, strategic, operational, and financial risk areas. As part of our overall risk management processes and procedures, we have instituted a Cybersecurity awareness campaign designed to identify, assess and manage material risks from Cybersecurity threats, including by engaging a third-party Cybersecurity service provider, which communicates directly with our management. The cyber risk management methodology involves risk assessments, implementation of security measures and ongoing monitoring of systems and networks, including networks on which we rely. Through our Cybersecurity awareness, the current threat landscape is actively monitored in an effort to identify material risks arising from new and evolving Cybersecurity threats. We may engage external experts, including Cybersecurity assessors, consultants, and auditors to evaluate Cybersecurity measures and risk management processes as needed. We also depend on and engage various third parties, including suppliers, vendors, and service providers in connection with our operations, as needed. Our risk management, legal, and compliance personnel oversee and identify, including through a third-party Cybersecurity service provider, material risks from Cybersecurity threats associated with our use of such entities.

Our Cybersecurity risk management methodology includes:

• risk assessments designed to help identify material Cybersecurity risks to our critical systems, information, services, and our broader enterprise IT environment;

• individuals, including employees, and external third-party service providers (as needed), who are responsible for managing our Cybersecurity risk assessment processes, our security controls, and our response to Cybersecurity incidents;

• the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security controls;

• Cybersecurity awareness training of our employees, incident response personnel, and senior management;

• a Cybersecurity incident response plan that includes procedures for responding to Cybersecurity incidents; and

• a third-party risk management process for service providers, suppliers, and vendors.

We have not identified risks from known Cybersecurity threats, including as a result of any prior Cybersecurity incidents that have materially affected us, including our operations, business strategy, results of operations, or financial condition. We face risks from Cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition.
23

Cybersecurity Governance

Our Board provides strategic oversight on Cybersecurity matters, including material risks associated with Cybersecurity threats. The Board has delegated to the Audit Committee oversight of Cybersecurity and other information technology risks. The Audit Committee oversees management's implementation of our Cybersecurity risk management methodology. Our Board and the Audit Committee receive periodic updates from our Chief Executive Officer and Chief Financial Officer and more frequently as needed, regarding the overall state of our Cybersecurity preparedness, information on the current threat landscape, and material risks from Cybersecurity threats and Cybersecurity incidents. The Audit Committee and our management team are informed about and monitor the prevention, detection, mitigation, and remediation of Cybersecurity incidents, including through the receipt of notifications from third-party service providers and reliance on communications with our risk management, legal, and/or compliance personnel.

The Audit Committee reports to the full Board regarding Cybersecurity activities. The full Board also receives briefings from management on cyber risk issues and best practices. Our management team is responsible for assessing and managing our material risks from Cybersecurity threats. The team has primary responsibility for developing and maintaining our overall Cybersecurity risk methodology and supervises both our internal Cybersecurity personnel and our retained external Cybersecurity consultants. Our management team supervises efforts to prevent, detect, mitigate, and remediate Cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and

Item 2. Properties.

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

Our property and equipment will require significant investment to carry out repairs and improvements as ordered by the MECP. This will also include the replacement of certain equipment at the Company's Belleville Facility.

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

The Company has a claim against it for unpaid legal fees in the amount of $47,600 (C$65,241). The amount is included in accounts payable on the Company's consolidated balance sheets.

On October 4, 2023, an action was launched by one of the October 2021 Investors, who claimed he was owed $1,300,000 plus accrued interest. The principal balance in the accounts and noted under convertible promissory notes, note 10(a) is $2,269,337 (December 31, 2024-$1,957,337), which is after conversions of $318,100 during 2022 and 2023 and includes accrued interest of $969,337 (December 31, 2024-$657,337). The Company has disclosed the fair value of this convertible promissory note as $3,449,419 (December 31, 2024-$2,835,298). The Company intends to repay the balance owed when it is financially able to do so.

On November 27, 2023 and March 6, 2024, the Company experienced an outflow of leachate impacted water from the stormwater pond at the Belleville Facility into the City of Belleville's (the "City") roadside ditch. The Company had been collaborating with its environmental consultants and its Canadian legal counsel to assess the damage caused, remediate this occurrence and report to the MECP.

On October 24, 2023, the Company received a letter from the utility company for unpaid hydro bills in the amount of $244,628 (C$335,291). The amount of this original claim and any amounts subsequently invoiced total $330,904 (C$453,542) as at December 31, 2025, included in accounts payable on the Company's consolidated balance sheets. On November 7, 2025, the Credit Bureau of Canada informed the Company that Hydro-One will consider settling for $264,724 (C$362,834) if settled by November 14, 2025. Management was not able to settle by this date and is considering all its options.

On November 17, 2023, the Company received an amended claim filed against it from 2023 by Tradigital in the sum of $219,834 in owed fees plus the difference in stock price, 300,000 common shares of the Company, plus attorney fees and expenses. The case went to arbitration on March 11, 2024 and the Company defended its position. On April 4, 2024, the International Centre for Dispute Resolution indicated that no additional evidence is to be submitted and the hearings were declared closed as of April 29, 2024. The tribunal endeavored to render the final decision within the timeframe provided for in the rules. Management agrees that outstanding fees, which are included in accounts payable in the consolidated balance sheets, are only in the amount of $30,000, which was agreed to by the parties in earlier communications and through various e-mail correspondence.  In addition, management has no issue with the outstanding common shares to be provided to the claimant totaling 300,000. Management believes that the additional claim amount of $189,834 is without merit. Of the total of 300,000 common shares, 50,000 have been issued and the remaining 250,000 were previously disclosed as shares to be issued in the consolidated statements of stockholders' deficiency. On April 26, 2024, the arbitrator for this claim awarded Tradigital the sum of $118,170 which had been accrued by the Company. In addition, the remaining 250,000 common shares were not required to be issued by the Company and are no longer disclosed as shares to be issued. On September 11, 2025, the Company received a judgement in the amount of $164,933. The Company does not have the funds currently to settle the judgement but had been in discussions with legal counsel to find a resolution.

On April 1, 2024, the Company received notice of a complaint filed against it by one of the March 2022 Investors, seeking damages of no less than $4,545,393. The Company had thirty calendar days to respond and on April 30, 2024, the Company was able to extend the time to respond with opposing counsel, a further fifteen days. The Company has been unable to retain counsel to represent it in this matter. The full amount of the complaint was included in the accounts at December 31, 2023, March 31, 2024 and June 30, 2024. On May 21, 2024, the counsel for the plaintiff requested an entry for a default judgement against the Company. On September 11, 2024, the default judgement was filed in the amount of $2,848,744. In addition, pre-judgement interest was granted in the amount of $87,414 at the rate of 10% per annum on the principal balance from May 22, 2024 through September 11, 2024. On the filing of this default judgement, the March 2022 Investor removed two causes of action previously filed in their complaint which the Company received notice of on April 1, 2024 and accrued for accordingly. The impact of the removal of the two causes of action totaling $2,250,000, plus the additional pre-judgement and other interest charged resulted in a reduction in the previous accrual for loss in the amount of $1,191,033, which was disclosed in the December 31, 2024, consolidated financial statements. During the current year, the Company has accrued interest of 15% on the outstanding balance, as noted in the default judgement. Refer also to other expenses, note 15(b).

On May 16, 2024, the Company was informed by its Canadian legal counsel that the City issued an order against the Belleville Facility, its numbered company, 1684567 and its officers for the repayment of the cost of pumping out contaminated water from the City's roadside ditch, along with legal and other associated costs. On May 31, 2024, the companies and the officers filed notices of appeal to the Ontario Land Tribunal. The Company and its Canadian legal counsel were in discussions with the legal representatives from the City, to come to a resolution before any action by the Ontario Land Tribunal. On August 30, 2024, minutes of settlement were finalized between the City and the Company to settle for an amount of $94,848 (C$130,000) ten days following the sale of the Hamilton Facility. There are certain events of default, including not meeting the timeline set above and if the sale of the Hamilton Facility does not occur before January 31, 2025, it would result in the actual cost incurred by the City to be paid by the Company. The actual costs noted in the minutes of settlement totaled $140,441 (C$192,490). In addition, in connection with the minutes of settlement, the Company and its officers subsequently withdrew their appeals with the Ontario Land Tribunal on September 4, 2024, and the Ontario Land Tribunal closed their case. The Company's Hamilton Facility was not sold by January 31, 2025 and on February 10, 2025, the City issued a second order to the Companies and its two officers for an additional sum of $27,146 (C$37,207) representing additional costs resulting from the spill. The Company's counsel had responded to the City's counsel. On March 10, 2025, the City provided 1684567, the owner of the property at the Belleville Facility with a statement of outstanding property taxes, annual road maintenance assessments, interest, penalties and related costs totaling $164,749 (C$225,807). The outstanding property taxes, including annual road maintenance costs, interest and penalties at December 31, 2025, are included in accounts payable in the consolidated balance sheets.

On June 10, 2024, the Company received a statement of claim from the general contractor, Gillam Construction Group Ltd. ("Gillam"), for the construction of the Hamilton Facility. Gillam also named the Company's two officers as defendants. The Company and its Canadian legal counsel were able to resolve the matter with the Plaintiff with a final settlement of $2,115,840 (C$2,900,000) if paid on or before November 30, 2024. Effective December 1, 2024, as a result of non-payment by the Company, the final settlement became $2,188,800 (C$3,000,000) and accrues interest at a variable rate using the Bank of Nova Scotia prime rate plus four percent (4%), compounded daily, due February 1, 2025. The settlement reached was over and above the original amount included in the accounts of the Company. The Company provided for this excess in the amount of $298,495 (C$409,122) as a loss on settlement during the year ended December 31, 2024. On February 1, 2025, the Company signed an extension to May 29, 2025, to repay the principal amount of $2,188,800 (C$3,000,000) plus accrued interest and legal fees. Effective February 1, 2025, the principal amount is accruing interest at a fixed rate of twelve and one-half percent (12.5%) annually, compounded daily.

On May 29, 2025, the Company signed an extension with Gillam, extending the repayment date from May 29, 2025 to August 15, 2025 on the same terms and conditions as the previous extension dated February 1, 2025. The management of both Gillam and the Company are in discussions to settle the amounts owing tied into the sale of the Hamilton Facility. On March 16, 2026, the Company signed a further extension to the arrangement with Gillam for their outstanding mortgage, to August 15, 2026. The terms and conditions are otherwise unchanged. For the year ended December 31, 2025, interest in the amount of $306,096 (C$419,539) is included under interest expense in the consolidated statements of operations and comprehensive loss.

On September 5, 2024, one of the Company's subsidiaries was served with a construction lien on the property at the Belleville Facility in the amount of $166,279 (C$227,904) representing outstanding accounts payable for environmental services provided by the contractor.

On March 3, 2025, the Company received a notice from the Ontario Supreme Court of Justice for unpaid fees with the Company's prior auditors. The outstanding amount includes fees of $51,861 (C$71,081), which is included under accounts payable in the consolidated balance sheets and interest charged of $52,559 (C$72,038), which has been provided for, in total $104,420 (C$143,119). On May 6, 2025, the Company received an amended notice of motion returnable the week of May 19, 2025. The plaintiff would also seek to recover other costs and disbursements along with additional interest. On September 29, 2025, the Company received notice from the Ontario Superior Court of Justice that the Company's two bank accounts have been garnished for the total noted above.

On March 12, 2025, the City informed 1684567 for outstanding property taxes, other charges including the amounts described above for costs resulting from the spill at the Belleville Facility. The amount noted by the City includes certain costs relating to 2025, in total $314,218 ($430,672). The City demanded payment on or before April 23, 2025. On April 22, 2025, the City and 1684567 signed an extension agreement to provide for the payment of the amounts noted above along with the property taxes to be invoiced by the City during the extension period and any additional interest and penalties. These outstanding costs are being paid monthly, commencing April 22, 2025 through to March 22, 2026 in the amount of $33,392 (C$45,767). The payments have been made monthly with funds provided by the mortgage holders and included in the mortgages payable. Refer also to long-term debt, note 9(a)vi.

In a letter dated March 20, 2025, the Canada Revenue Agency (the "CRA"), informed the Company of outstanding harmonized sales taxes and payroll remittance amounts, including interest and penalties, owing for the Belleville Facility. The total amount is $592,849 (C$812,567) and includes amounts relating to 2025. The Company has included under accounts payable and under accrued liabilities in the consolidated financial statements the amounts owing as at December 31, 2025. Management has been in discussions with the CRA to repay the outstanding amounts over a reasonable amount of time once funding is received.

On August 29, 2025, the Company received a claim from the architectural firm who designed the Hamilton Facility for outstanding accounts payable in the amount of $185,054 (C$253,638) which is included under accounts payable in the Company's consolidated balance sheets. The claimant names the Company and several subsidiaries, along with the Company’s officers and two directors. Management has been in discussions with the claimant's key principal and the architectural firm's counsel to resolve the timing of settlement of the outstanding accounts payable.

On November 5, 2025, the Company's Belleville subsidiary and the CEO received a summons from the Ontario Court of Justice (the "Court"), issued under the Provincial Offenses Act, served by the MECP. The appearance before the Court in Belleville, Ontario, was held on December 1, 2025. The Company has accrued the fine levied by the MECP, in the amount of $200,640 (C$275,000), included under accrued liabilities in the consolidated balance sheets. Management continues to be in discussions with the MECP.  The judicial pre-trial date has been set for September 8, 2026.

On March 3, 2026, the mortgage disclosed under long-term debt, note 9(a) iii, in the amount of $1,459,200 (C$2,000,000) was assumed in an assignment by private lenders in the amount of $1,545,118 (C$2,117,760), including unpaid interest and other costs.

On March 10, 2026, the Company's Belleville Facility and the CEO each received a summons from the Court, served by a representative of the MECP relating to the outstanding financial assurance. The outstanding financial assurance in the amount of $106,877 (C$146,487) is due on or before July 15, 2026. On July 2, 2026, the Company prepared a certified cheque to satisfy the financial assurance requirement with the MECP in the amount of $106,877 (C$146,487). The certified cheque will be delivered to the CSPB located in Toronto, Ontario , Canada, once agreed to with the MECP.  In addition, there is a court date set for August 31, 2026.

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

There were no declared dividends in 2025 and since incorporation. Future decisions to pay cash dividends are at the discretion of our Board of Directors. It is our intention to retain any future profits for use in the development and expansion of our business and for general corporate purposes.

Unregistered Sales of Equity Securities and Use of Proceeds.

During the year ended December 31, 2025, the Company issued a total of 11,000,000 Common Stock for cash proceeds, as follows:

• 11,000,000 common shares issued on private placement for proceeds of $220,000.

The securities above were offered and sold pursuant to an exemption from the registration requirements under Section 4(a)(2) of the Securities Act since, among other things, the transactions did not involve a public offering.

Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This section includes a discussion of our results of operations for the years ended December 31, 2025 and 2024. This discussion may contain forward-looking statements that anticipate results based on management's plans that are subject to uncertainty. We discuss in more detail various factors that could cause actual results to differ materially from expectations in Item 1A. Risk Factors. The following discussion should be read considering those disclosures and together with the Consolidated Financial Statements and the notes thereto.

Overview

Our Company's goals are targeted at serving our customers, our employees, the environment, the communities in which we work and our stockholders. Increasingly, customers want more of their waste materials recovered, while waste streams are becoming more complex, and our aim is to address the current needs, while anticipating the expanding and evolving needs of our customers.

CONSOLIDATED RESULTS OF OPERATIONS - FOR THE YEAR ENDED DECEMBER 31, 2025 COMPARED TO THE YEAR ENDED DECEMBER 31, 2024

	2025	2024
Revenue	$32,340	$79,886

Cost of Sales
Depreciation	257,516	290,866
Direct wages and benefits	54,972	72,928
Equipment rental, delivery, fuel and repairs and maintenance	422,672	923,610
Utilities	3,810	311
Outside contractors	-	5,111
	738,970	1,292,826
Total cost of sales	738,970	1,292,826

Gross loss	(706,630)	(1,212,940)

Operating expenses
Management compensation-stock- based compensation	-	216,000
Management compensation-fees	536,775	547,650
Professional fees	266,317	682,965
Marketing	-	501
Interest expense	1,468,955	1,214,288
Office and administration	423,428	312,216
Rent and occupancy	232,264	240,643
Insurance	-	42,988
Filing fees	38,256	34,520
Amortization of financing costs	-	165,878
Repairs and maintenance	445	709
Director compensation	53,678	68,456
Foreign exchange (income) loss	(757,288)	1,168,768
Total operating expenses	2,262,830	4,695,582

Net Loss from Continued Operations Before Other Expenses	(2,969,460)	(5,908,522)
Other Expenses	(2,717,409)	(386,248)
Net Loss from Continued Operations	(5,686,869)	(6,294,770)
Net Loss from Assets Held For Sale	-	(1,564,401)
Net Loss	(5,686,869)	(7,859,171)

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

As a result of a lightning storm that caused a power outage with the local hydro provider and a consequential power surge at the Company's facility, certain electrical systems were rendered inoperable. Following this incident, the Ministry of Labour, Immigration, Training and Skills Development issued an order relating to elevated ammonia levels detected in one of the Company's composting buildings. The Company ceased accepting waste after January 10, 2024, to address this and other compliance matters issued by the MECP. The Company received orders from the MECP to address repairs, the clean-up of unusable waste on site, re-habilitating its stormwater management system and other matters. Management anticipates these matters will take the balance of the year to be completed and be able to re-open. This will require significant investment and is dependent on the Company securing funding. Our operating property, vehicle and equipment will require significant investment to carry out repairs and improvements as ordered by the MECP. This will also include replacement of certain equipment at the Company's Belleville Facility.

During the year ended December 31, 2025, the Company generated revenue totaling $32,240 from its Belleville Facility compared to $79,886 in the year ended December 31, 2024. The decrease in revenue is due to the result of not accepting waste after January 10, 2024. The current year's revenue is entirely from the sale of carbon credits whereas in the prior year the revenue included both tipping fee revenue from the acceptance of waste and from the sale of carbon credits.

In the normal operation of the Belleville Facility, the Company processes organic and other waste received and produces the end product, compost. The cost of sales totaled $738,970 during the current year compared to $1,292,826 for the prior year. These costs include equipment rental, delivery, fuel, repairs and maintenance, direct wages and benefits, depreciation, utilities and outside contractors. Included are costs for actual and estimated expenditures for completing certain known compliance matters as ordered by the MECP.

Operating expenses decreased by $2,432,752 from $4,695,582 in the year ended December 31, 2024 to $2,262,830 in the year ended December 31, 2025, explained further below.

Management compensation related to stock-based compensation reduced by $216,000, in the year ended December 31, 2025 compared to the year ended December 31, 2024, since any remaining stock-based compensation became fully vested by December 31, 2024. And the management compensation relating to fees decreased by $10,875 impacted only by the translation of the Canadian dollar fees to the United States dollar. In Canadian dollars, the fees were unchanged.

There was no marketing plan in 2025 thus no marketing expenses were incurred.

Professional fees reduced by $416,648, from $682,965 in year ended December 31, 2024 to $266,317 in the year ended December 31, 2025, primarily due to a reduction in legal fees and consulting fees for environmental services incurred in addressing the orders issued by the MECP and the reduction or absence of legal fees defending a previous claim.

Interest expense increased by $254,667, from $1,214,288 in the year ended December 31, 2024 to $1,468,955 in year ended December 31, 2025. This increase was primarily due to the new fourth mortgage for the Belleville Facility received in April 2024 and the interest accruing on the obligation owing to the Company's general contractor for the Hamilton Facility.

Office and administration expenses increased by $111,212, from $312,216 in the year ended December 31, 2024, to $423,428 in year ended December 31, 2025. The increase was primarily due to a fine levied by the MECP during the fourth quarter in the amount of $196,818 (C$275,000) offset by a reduction in wages and administrative expenses in the Belleville Facility due to ceasing operations and a reduction in interest and penalties overall related to unpaid accounts payable.

Rent and occupancy decreased by $8,379, from $240,643 in the year ended December 31, 2024, to $232,264 in the year ended December 31, 2025 impacted primarily by the translation of the Canadian dollar fees to the United States dollar.

The Company has no active insurance policies in place and thus no insurance expense during the current year.

Filing fees increased nominally by $3,736 from $34,520 in the year ended December 31, 2024, to $38,256 in the year ended December 31, 2025. The Company continues to not have any investor relations website service.

The amortization of financing costs reduced by $165,878 as the financing fees had been fully amortized in the prior year.

Directors' compensation reduced by $14,778, from $68,456 in the year ended December 31, 2024, to $53,678 in the year ended December 31, 2025, as there are now three independent directors compared to four in the prior year.

Repairs and maintenance was minimal in both years as no significant repairs were carried out.

The foreign exchange income in the year ended December 31, 2025 of $757,288 represented an increase of $1,926,056 from the loss of $1,168,768 recorded in the year ended December 31, 2024, due primarily to the translation of significant United States dollar denominated transactions and balances during the current year including the convertible promissory notes, compared to the prior year, during a period of a strengthening Canadian dollar compared to the United States dollar. In the prior year the Canadian dollar had weakened compared to the United States dollar.

During the year ended December 31, 2025, the Company recorded a loss on the revaluation of the convertible promissory notes in the amount of $2,369,411 compared to a loss of $1,450,086 in the year ended December 31, 2024. In addition, in the prior year, the company recognized a recovery of a previously recorded provision for loss for a March 2022 convertible promissory note in the amount of $1,191,033 compared to a provision for loss of $440,424 in the current year. In the prior year, the Company recognized a gain of $22,242 on the forgiveness of a portion of the CEBA loans on repayment in January of 2024 and a gain of $151,128 on the disposal of certain long-lived assets at the Belleville Facility. Also, in the prior year, the Company recognized a loss of $300,565 on settlement of claim with the general contractor for the Hamilton Facility. In the current year, the Company recognized an insurance recovery of $92,426 relating to legal fees recovered on a previous claim. Overall, the other expenses increased by $2,331,161 to $2,717,409 during the current year compared to $386,248 during the prior year.

In the prior year, on December 31, 2024, due to the current market conditions, the Company recorded an impairment loss of $nil (2024-$1,564,401), on the assets held for sale.

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

Stock-based compensation

The Company records compensation costs related to stock-based awards in accordance with ASC 718, Compensation-Stock Compensation, whereby the Company measures stock-based compensation cost at the grant date based on the estimated fair value of the award. Compensation cost is recognized on a straight-line basis over the requisite service period of the award. Where necessary, the Company utilizes the Black-Scholes option-pricing model to estimate the fair value of stock options granted, which requires the input of highly subjective assumptions including: the expected option life, the risk-free rate, the dividend yield, the volatility of the Company's stock price and an assumption for employee forfeitures. The risk-free rate is based on the U.S. Treasury bill rate at the date of the grant with maturity dates approximately equal to the expected term of the option. The Company has not historically issued any dividends and does not expect to in the near future. Changes in any of these subjective input assumptions can materially affect the fair value estimates and the resulting stock-based compensation recognized. The Company has not issued any stock options and has no stock options outstanding at December 31, 2025.

Indefinite Asset Impairments

The Company evaluates the intangible assets for impairment annually in the fourth quarter or when triggering events are identified and whether events and circumstances continue to support the indefinite useful life using Level 3 inputs. As at December 31, 2025 and December 31, 2024, the Company had no indefinite assets on its consolidated balance sheets.

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

At December 31, 2025, the Company tested the long-lived assets for impairment to determine whether the carrying value exceeded the fair value. The Company used quoted market values and recent offers for of its long-lived assets and determined that an asset impairment of $nil (2024-$1,564,401) was required to be recognized.

Liquidity and Capital Resources

As at December 31, 2025, the Company had a cash balance of $nil (2024-$1,295) and current liabilities in the amount of $40,448,765 (2024-$33,510,297). As at December 31, 2025, the Company had a working capital deficit of $40,416,007 (2024-$33,441,301). The Company does not currently have sufficient funds to satisfy the current debt obligations. Should the Company's creditors seek or demand payment, the Company does not have the resources to pay for or satisfy any such claims currently. The Company has been in discussions with other creditors and equity investors for new financing options to repay or re-finance certain current debt obligations.

The Company's total assets at December 31, 2025 were $8,840,820 (2024-$8,709,418) and total current liabilities were $40,448,765 (2024-$33,510,297). Significant losses from operations have been incurred since inception and there is an accumulated deficit of $52,116,571 as of December 31, 2025 (2024-$46,429,702). Continuation as a going concern is dependent upon generating significant new revenue, raising external capital and refinancing certain current debt, whilst achieving profitable operations and maintaining current fixed expense levels.

To pay current debt obligations and to fund any future operations, the Company requires significant new funds, which the Company may not be able to obtain. In addition to the funds required to liquidate the $40,448,765 in current liabilities, the Company estimates that approximately $4,000,000 in additional funds must be raised to fund capital requirements and general corporate expenses for the next 12 months.

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

Credit Risk Exposure - is the risk of loss associated with a counterparty's inability to perform its payment obligations. As at December 31, 2025, the Company's credit risk is primarily attributable to cash. As at December 31, 2025, the Company's cash was held with a Canadian chartered bank and a US bank.

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

Summary of Cash and Debt Obligations

The following is a summary of our cash and debt balances as of December 31:

	2025	2024
Cash	$67	$1,295
Debt:
Current portion	$24,970,575	$21,730,791
Long-term portion	-	-
Total debt	$24,970,575	$21,730,791
32

We use long-term borrowings in addition to the cash we are able to generate from operations as part of our overall financial strategy to support and grow our business. The components of our borrowings as of December 31, 2025 and 2024 are described in notes 9, 10, 11 and 12 to the consolidated financial statements.

Changes in our outstanding debt balances from December 31, 2024 to December 31, 2025 were primarily attributable to (i) increase in net debt borrowings of $389,217 and (ii) the impacts of other non-cash changes in our debt balances due to foreign currency translation and the loss on the revaluation of convertible promissory notes.

Refer to Security Purchase Agreements, Mortgages Payable and Other financings noted above for details.

Summary of Cash Flow Activity

The following is a summary of our cash flows for the years ended December 31:

	2025	2024
Net cash used in operating activities (a)	$(2,895)	$(1,849,939)
Net cash provided by investing activities (b)	$-	$151,128
Net cash provided by financing activities (c)	$609,217	$525,455

(a)	Net Cash Used in Operating Activities - The most significant items affecting the comparison of our operating cash flows in 2025 as compared with 2024 are summarized below:

Decrease in Net Loss - Our loss from operations, excluding depreciation and amortization and other expenses decreased by $2,171.302 in 2025, principally driven by a reduced gross loss, reduced professional fees and management compensation and a reduced foreign exchange losses, offset by higher interest expense and office and administration.

Changes in Assets and Liabilities -Our net cash used in operating activities was impacted by changes in assets and liabilities.

(b)	Net Cash Provided by Investing Activities - The Company did not generate any proceeds in 2025 compared to $151,128 in 2024 on the disposal of long-lived assets.

(c)	Net Cash Provided by Financing Activities - The most significant items affecting the comparison of our financing cash flows for the periods presented are summarized below:

Debt Borrowings - In the current year, the Company incurred new net debt borrowings of $389,217 a decrease of $16,238 compared to 2024 and an increase of $100,000 in private placement proceeds in 2025 compared to 2024.

Refer to notes 9, 10 and 12 to the consolidated financial statements for additional information related to our various borrowings.

Summary of Contractual Obligations and Commitments

The following table summarizes our contractual obligations of principal payments as of December 31, 2025 and the anticipated effect of these obligations on our liquidity in future years:

	2026	2027	2028	2029	2030	Thereafter	Total
Contractual Obligations:

Long-term debt (a)	$9,730,662	$-	$-	$-	$-	$-	$9,730,662
Convertible promissory notes (b)	9,907,272	-	-	-	-	-	9,907,272
Loans payable to related parties	781,591						781,591
Management consulting agreements (c)	547,200	-	-	-	-	-	547,200
Various third-party consulting and other agreements	545,000	125,000	125,000	-	-	-	795,000
Anticipated liquidity impact as of December 31, 2025	$21,511,725	$125,000	$125,000	$-	$-	$-	$21,761,725

(a)	This amount represents the scheduled principal payments related to the Company's long-term debt excluding interest.

Refer to note 9 to the consolidated financial statements for additional information on our long-term debt.

(b)	The convertible promissory notes balance includes the principal balances plus accrued interest.

(c)	The management consulting contracts for the CEO and the CFO expired on December 31, 2024 and December 31, 2023 respectively. Although there are no contractual terms, the obligation noted above is based on the month-to-month fees for the services provided by the Company's officers for 2025.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Going Concern

The consolidated financial statements have been prepared in accordance with US GAAP, which assumes that the Company will be able to meet its obligations and continue its operations for the next twelve months.

As at December 31, 2025, the Company had a working capital deficit of $40,416,007 (2024-$33,441,301), incurred a net loss of $5,686,869 (2024-$7,859,171) for the year and had an accumulated deficit of $52,116,571 (December 31, 2024-$46,429,702) and expects to incur further losses in the development of its business.

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

In December 2023, the FASB issued ASU No. 2023-09 ("ASU 2023-09"), Income Taxes (Topic 740): Improvement to Income Tax Disclosures to enhance the transparency and decision usefulness of income tax disclosures. ASU 2023-09 is effective for annual periods beginning after December 15, 2024 on a prospective basis and early adoption is permitted. The Company is currently evaluating the potential effect of this accounting standard update on its consolidated financial statements and related disclosures. The adoption of ASU 2023-09 did not have a material impact on the Company's financial statements and disclosures.

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
December 31, 2025 and 2024
(Expressed in United States Dollars)

CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of SusGlobal Energy Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SusGlobal Energy Corp. (the Company) as of December 31, 2025 and 2024, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2025, and the related consolidated notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company suffered a net loss from operations and used cash in operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty

Basis for Opinion

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Going Concern

Due to factors such as the net loss for the year, negative cash flows from operations, and the net capital deficiency, the Company evaluated the need to include a going concern qualification in the financial statements. See discussion in Note 2.

Auditing management’s determination regarding the inclusion of a going concern qualification requires significant judgement given the fact that the Company uses management estimates of future revenues and expenses, as well as assumptions about future fundraising activity, which are not able to be substantiated.

To evaluate the appropriateness of the going concern qualification, we examined and evaluated the financial information, including management’s plans to mitigate the going concern qualification, and management’s disclosure on going concern.

/s/ M&K CPAS, PLLC

We have served as the Company's auditor since 2022.

The Woodlands, TX

July 14, 2026

SusGlobal Energy Corp.
Consolidated Balance Sheets
As at December 31, 2025 and 2024
(Expressed in United States Dollars)

	2025	2024
ASSETS
Current Assets
Cash	$-	$1,295
Government remittances receivable	9,581	25,881
Prepaid expenses and deposits (note 6)	23,177	41,820
Total Current Assets	32,758	68,996

Long-lived Assets, net (note 7)	2,971,262	3,080,422
Long-lived Assets held for sale (note 7)	5,836,800	5,560,000
Long-Term Assets	8,808,062	8,640,422
Total Assets	$8,840,820	$8,709,418
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
Accounts payable (note 8)	6,012,657	5,195,602
Government remittances payable	414,156	390,621
Accrued liabilities (notes 8, 9, 10, 11, and 12)	9,051,377	6,193,283
Current portion of long-term debt (note 9)-in default	9,730,662	8,920,726
Convertible promissory notes (note 11)-in default	14,458,322	12,088,911
Loans payable to related parties (note 12)	781,591	721,154
Total Current Liabilities	40,448,765	33,510,297
Total Liabilities	40,448,765	33,510,297
Stockholders' Deficiency
Preferred stock, $.0001 par value, 10,000,000 authorized, none issued and outstanding	-	-
Common stock, $.0001 par value, 150,000,000 authorized, 142,332,019 (2024- 131,332,019) shares issued and outstanding (note 13)	14,237	13,137
Additional paid-in capital	19,979,030	19,760,130
Accumulated deficit	(52,116,571)	(46,429,702)
Accumulated other comprehensive income	515,359	1,855,556
Stockholders' deficiency	(31,607,945)	(24,800,879)
Total Liabilities and Stockholders' Deficiency	$8,840,820	$8,709,418
Going concern (note 2)
Commitments (note 14)
Subsequent events (note 20)

The accompanying notes are an integral part of these consolidated financial statements.

 SusGlobal Energy Corp.
Consolidated Statements of Operations and Comprehensive Loss
For the years ended December 31, 2025 and 2024
(Expressed in United States Dollars)

	2025	2024

Revenue	$32,340	$79,886
Cost of Sales
Depreciation	257,516	290,866
Direct wages and benefits	54,972	72,928
Equipment rental, delivery, fuel and repairs and maintenance	422,672	923,610
Utilities	3,810	311
Outside contractors	-	5,111
	738,970	1,292,826
Total cost of sales	738,970	1,292,826
Gross loss	(706,630)	(1,212,940)
Operating expenses
Management compensation-stock- based compensation (notes 8 and 13)	-	216,000
Management compensation-fees (note 8)	536,775	547,650
Professional fees	266,317	682,965
Marketing	-	501
Interest expense (notes 8, 9 and 12)	1,468,955	1,214,288
Office and administration	423,428	312,216
Rent and occupancy (note 8)	232,264	240,643
Insurance	-	42,988
Filing fees	38,256	34,520
Amortization of financing costs	-	165,878
Repairs and maintenance	445	709
Director compensation (note 8)	53,678	68,456
Foreign exchange (income) loss	(757,288)	1,168,768
Total operating expenses	2,262,830	4,695,582
Net Loss from Continued Operations Before Other Expenses	(2,969,460)	(5,908,522)
Other Expenses (note 15)	(2,717,409)	(386,248)
Net Loss from Continued Operations	(5,686,869)	(6,294,770)
Net Loss from Assets Held for Sale	-	(1,564,401)
Net Loss	(5,686,869)	(7,859,171)
Other comprehensive loss
Foreign exchange (loss) income	(1,340,197)	1,905,222
Comprehensive loss	$(7,027,066)	$(5,953,949)
Net loss per share-basic and diluted from continuing operations and from assets held for sale	$(0.04)	$(0.06)

Weighted average number of common shares outstanding- basic and diluted	139,485,444	126,975,736

The accompanying notes are an integral part of these consolidated financial statements.

SusGlobal Energy Corp.
Consolidated Statements of Changes in Stockholders' Deficiency
For the years ended December 31, 2025 and 2024
(Expressed in United States Dollars)

					Accumulated
			Additional		Other
	Number	Common	Paid-	Accumulated	Comprehensive
	of Shares	Shares	in Capital	Deficit	(Loss) Income	Total
Balance-December 31, 2023	125,272,975	$12,531	$19,539,606	$(38,570,531)	$(49,666)	$(19,068,060)
Shares issued on conversion of related party accounts payable to equity	809,044	81	101,049	-	-	101,130
Shares issued on private placement	6,000,000	600	119,400	-	-	120,000
Cancellation of shares for professional services	(750,000)	(75)	75	-	-	-
Other comprehensive loss	-	-	-	-	1,905,222	1,905,222
Net loss	-	-	-	(7,859,171)	-	(7,859,171)
Balance-December 31, 2024	131,332,019	$13,137	$19,760,130	$(46,429,702)	$1,855,556	$(24,800,879)

	Number	Common	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance-December 31, 2024	131,332,019	$13,137	$19,760,130	$(46,429,702)	$1,855,556	$(24,800,879)
Shares issued on private placement	11,000,000	1,100	218,900	-	-	220,000
Other comprehensive loss	-	-	-	-	(1,340,197)	(1,340,197)
Net loss	-	-	-	(5,686,869)	-	(5,686,869)
Balance-December 31, 2025	142,332,019	$14,237	$19,979,030	$(52,116,571)	$515,359	$(31,607,945)

The accompanying notes are an integral part of these consolidated financial statements.

SusGlobal Energy Corp.
Consolidated Statements of Cash Flows
For the years ended December 31, 2025 and 2024
(Expressed in United States Dollars)

	2025	2024
Cash flows from operating activities
Net loss	$(5,686,869)	$(7,859,171)
Adjustments for:
Depreciation	257,516	292,078
Gain on disposal of long-lived assets	-	(151,128)
Gain on forgiveness of long-term debt	-	(22,242)
Provision for losses	440,424	(1,191,033)
Impairment loss on long-lived assets	-	1,564,401
Loss on settlement of claim	-	300,565
Amortization of financing fees	-	165,878
Stock-based compensation	-	216,000
Insurance recovery	(92,426)	-
Loss on revaluation of convertible promissory notes	2,369,411	1,450,086
Changes in non-cash working capital:
Trade receivables	-	53,676
Government remittances receivable	17,253	12,722
Prepaid expenses and deposits	(13,033)	(27,770)
Accounts payable	640,052	1,732,928
Government remittances payable	4,010	(47,059)
Accrued liabilities	2,060,767	1,660,130
Net cash used in operating activities	(2,895)	(1,849,939)
Cash flows from investing activities
Proceeds on disposal of long-lived assets	-	151,128
Net cash provided by investing activities	-	151,128
Cash flows from financing activities
Advance of long-term debt (net of financing fees)	358,855	205,363
Repayment of long-term debt	-	(103,033)
Repayments of obligations under capital lease	-	(63,775)
Advances of convertible promissory notes	-	110,500
Advances of loans payable to related parties (net of financing fees)	48,326	301,891
Repayments of loans payable to related parties	(17,964)	(45,491)
Shares issue on private placement	220,000	120,000
Net cash provided by financing activities	609,217	525,455
Effect of exchange rate on cash	(607,617)	1,173,388
(Decrease) increase in cash	(1,295)	32
Cash-beginning of year	1,295	1,263
Cash-end of year	$0	$1,295

The accompanying notes are an integral part of these consolidated financial statements.

SusGlobal Energy Corp.
Consolidated Statements of Cash Flows
For the years ended December 31, 2025 and 2024
(Expressed in United States Dollars)

	2025	2024
Supplemental Cash Flow Disclosure:
Interest paid	$83,498	$174,021
Supplementary Non-Cash Disclosure:
Common stock issued at fair value for conversion of related party debt and accounts payable	$-	$101,130

The accompanying notes are an integral part of these consolidated financial statements.

SusGlobal Energy Corp.
Notes to the Consolidated Financial Statements
December 31, 2025 and 2024
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

The Company incurred a net loss of $5,686,869 (2024-$7,859,171) for the year ended December 31, 2025 and as at that date had a working capital deficit of $40,416,007 (December 31, 2024-$33,441,301) and an accumulated deficit of $52,116,571 (December 31, 2024-$46,429,702) and expects to incur further losses in the development of its business.

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

SusGlobal Energy Corp.
Notes to the Consolidated Financial Statements
December 31, 2025 and 2024
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

In December 2023, the FASB issued ASU No. 2023-09 ("ASU 2023-09"), Income Taxes (Topic 740): Improvement to Income Tax Disclosures to enhance the transparency and decision usefulness of income tax disclosures. ASU 2023-09 is effective for annual periods beginning after December 15, 2024 on a prospective basis and early adoption is permitted. The Company adopted ASU No, 2023-09 on January 1, 2025 and the adoption of ASU 2023-09 did not have a material impact on the Company's financial statements and disclosures.

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
December 31, 2025 and 2024
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

SusGlobal Energy Corp.
Notes to the Consolidated Financial Statements
December 31, 2025 and 2024
(Expressed in United States Dollars)

4. Significant Accounting Policies, (continued)

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

The carrying amounts of the Company's financial instruments, such as cash, trade receivables, accounts payable and accrued liabilities approximate fair value due to the short-term nature of these instruments. The carrying amount of the long-term term debt, mortgages payable and loans payable to related parties also approximates fair value due to their market interest rate.

In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible and also considers counterparty credit risk in its assessment of fair value. The Company had no financial assets or liabilities recorded at fair value on a recurring basis as at December 31, 2025 and December 31, 2024 except for the convertible promissory notes for which the Company elected the fair value option. The convertible promissory notes for which the fair value option has been elected are carried at fair value based on Level 3 inputs (see note 11).

g)      Inventory

Inventory, which consists of screened organic compost, is stated at the lower of cost and net realizable value. Cost is represented by production cost, which includes equipment rental, delivery, fuel and repairs and maintenance, direct wages and benefits, outside contractors, utilities and manufacturing overhead. Inventory quantities on hand are reviewed on a

SusGlobal Energy Corp.
Notes to the Consolidated Financial Statements
December 31, 2025 and 2024
(Expressed in United States Dollars)

4. Significant Accounting Policies, (continued)

weekly basis and typically there is no need to record provisions for excess or obsolete inventory as the inventory has a long shelf life. The inventory is stored outdoors and accumulated in piles. There has been no cost recorded for any inventory as at December 31, 2025 and 2024.

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
December 31, 2025 and 2024
(Expressed in United States Dollars)

4. Significant Accounting Policies, (continued)

k)      Impairment of long-lived assets

In accordance with ASC 360, "Property, Plant and Equipment", long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable.

The Company evaluates at each balance sheet date whether events or circumstances have occurred that indicate possible impairment. If there are indications of impairment, the Company uses future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the carrying amounts are recoverable. In the event that such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value. On December 31, 2025, the Company tested the long-lived assets for impairment to determine whether the carrying value exceeded the fair value. The Company used quoted market values and independent appraisals of its long-lived assets and determined that no impairment loss was required to be recognized.

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

SusGlobal Energy Corp.
Notes to the Consolidated Financial Statements
December 31, 2025 and 2024
(Expressed in United States Dollars)

4. Significant Accounting Policies, (continued)

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

r)      Stock-based compensation

The Company records compensation costs related to stock-based awards in accordance with ASC 718, Compensation-Stock Compensation, whereby the Company measures stock-based compensation cost at the grant date based on the estimated fair value of the award. Compensation cost is recognized on a straight-line basis over the requisite service period of the award. Where necessary, the Company utilizes the Black-Scholes option-pricing model to estimate the fair value of stock options granted, which requires the input of highly subjective assumptions including: the expected option life, the risk-free rate, the dividend yield, the volatility of the Company's stock price and an assumption for employee forfeitures. The risk-free rate is based on the U.S. Treasury bill rate at the date of the grant with maturity dates approximately equal to the expected term of the option. The Company has not historically issued any dividends and does not expect to in the near future. Changes in any of these subjective input assumptions can materially affect the fair value estimates and the resulting stock-based compensation recognized. The Company has not issued any stock options and has no stock options outstanding at December 31, 2025 and 2024.

s)      Comprehensive Loss

The Company accounts for comprehensive loss in accordance with ASC 220, "Comprehensive Income," which establishes standards for reporting and presentation of comprehensive loss and its components. Comprehensive loss is presented in the consolidated statements of stockholders' deficiency and consists of net loss and foreign currency translation adjustments.

t)      Foreign currency translation

The functional currency of the Company is the Canadian dollar (the "C$") and its presentation or reporting currency is the United States dollar ("$"). Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities are translated using the historical rate on the date of the transaction. All exchange gains or losses arising from translation of these foreign currency transactions are included in net income (loss) for the year. In translating the financial statements of the Company's Canadian subsidiaries from their functional currency into the Company's reporting currency of $, balance sheet accounts are translated using the closing exchange rate in effect at the balance sheet date and income and expense accounts are translated using an average exchange rate prevailing during the reporting period. Adjustments resulting from the translation, if any, are included in cumulative other comprehensive income (loss) in stockholders' deficiency. The Company has not, to the date of these consolidated financial statements, entered into derivative instruments.

SusGlobal Energy Corp.
Notes to the Consolidated Financial Statements
December 31, 2025 and 2024
(Expressed in United States Dollars)

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

Credit risk is the risk of loss associated with a counterparty's inability to perform its payment obligations. As at December 31, 2025, the Company's credit risk is primarily attributable to cash. As at December 31, 2025, the Company's cash was held with a Canadian chartered bank and a United States of America bank.

With regards to credit risk with customers, the customers' credit evaluation is reviewed by management and account monitoring procedures are used to minimize the risk of loss. The Company believes that no additional credit risk beyond the amounts provided for by the allowance for doubtful accounts is inherent in accounts receivable. As at December 31, 2025 and 2024, the allowance for doubtful accounts was $nil (C$nil).

As at December 31, 2025 and 2024, the Company is exposed to concentration risk as it had no customers representing greater than 5% of total trade receivables and no customers as at December 31, 2025 and 2024. The Company had certain customers whose revenue individually represented 10% or more of the Company's total revenue.  These customers (one for 2025) accounted for 100% (2024-96%; 73% 13% and 10%) of total revenue.

Liquidity Risk

Liquidity risk is the risk that the Company will be unable to meet its obligations as they fall due. The Company takes steps to ensure it has sufficient working capital and available sources of financing to meet future cash requirements for capital programs and operations. Management is considering all its options to refinance its obligations and repay creditors. Refer also to going concern, note 2 and subsequent events, note 20.

The Company actively monitors its liquidity to ensure that its cash flows and working capital are adequate to support its financial obligations and the Company's capital programs. To continue operations, the Company will need to raise capital, repay all of its outstanding obligations and complete the refinancing of its real property and organic waste processing and composting facility. There is no assurance of funding being available or available on acceptable terms. Realization values may be substantially different from carrying values as shown. Refer also to going concern, note 2 and subsequent events note 20.

Currency Risk

Although the Company's functional currency is the C$, the Company realizes a portion of its expenses in United States Dollars ("$"). Consequently, certain assets and liabilities are exposed to foreign currency fluctuations. As at December 31, 2025, $2,746,425 (2024-$2,323,951) of the Company's net monetary liabilities were denominated in $. The Company has not entered into any hedging transactions to reduce the exposure to currency risk.

SusGlobal Energy Corp.
Notes to the Consolidated Financial Statements
December 31, 2025 and 2024
(Expressed in United States Dollars)

6. Prepaid Expenses and Deposits

Included in prepaid expenses and deposits are costs related to prepaid rent and professional services retainers along with administrative services to be expensed after December 31, 2025.

7. Long-lived Assets, net

		2025		2024
	Cost	Accumulated	Net book value	Net book value
		depreciation
Land	$1,537,997	$-	$1,537,997	$1,465,060
Composting buildings	2,212,234	1,092,876	1,119,358	1,192,714
Gore cover system	1,027,293	827,236	200,057	288,427
Driveway and paving	338,169	224,319	113,840	134,221
	$5,115,693	$2,144,431	$2,971,262	$3,080,422

During the year ended December 31, 2025, depreciation is disclosed in cost of sales in the amount of $257,516 (C$359,810) (2024-$290,866; C$398,337) and in office and administration in the amount of $nil (C$nil) (2024-$1,212; C$1,656) in the consolidated statements of operations and comprehensive loss. In addition, the Company realized a gain on the disposal of long-lived assets, in the amount of $nil (2024-$151,128). Refer also to other expenses, note 15(f).

Long-lived Assets-held for sale

On July 28, 2024, the Company's real estate broker listed the Company's two properties located in Hamilton, Ontario, Canada, (the "Hamilton Facility") for sale. On the recommendation of the real estate broker, there was no selling price noted. Refer also to subsequent events, notes 20 (b) and (e).

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

SusGlobal Energy Corp.
Notes to the Consolidated Financial Statements
December 31, 2025 and 2024
(Expressed in United States Dollars)

7. Long-lived Assets, net, (continued)

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

8. Related Party Transactions

For the year ended December 31, 2025, the Company incurred $429,420 (C$600,000) (2024-$438,120; C$600,000) respectively, in management fees expense with Travellers International Inc. ("Travellers"), an Ontario company controlled by a director and the president and chief executive officer (the "CEO"); and $107,355 (C$150,000) (2024-$109,530; C$150,000) in management fees expense with the Company's chief financial officer (the "CFO"). As at December 31, 2025, unpaid remuneration and unpaid expenses in the amount of $1,007,247 (C$1,380,547) (2024-$488,294; C$702,581) is included in accounts payable and $332,724 (C$456,036) (2024-$212,695; C$306,036) in accrued liabilities in the consolidated balance sheets.

For the year ended December 31, 2025, the Company incurred $106,281 (C$148,500) (2024-$114,064; C$156,209) in rent expense paid under a lease agreement, currently under a month-to-month lease with Haute Inc. ("Haute"), an Ontario company controlled by the CEO. As at December 31, 2025, $62,411 (C$85,541) (December 31, 2024-$7,881; C$11,338) in outstanding rent expense including the related goods and services tax is included in accounts payable in the consolidated balance sheets.

In addition, during the year ended December 31, 2025, Travellers converted $nil (C$nil) (December 31, 2024-$101,130; C$135,600 in outstanding accounts payable) in outstanding accounts payable for nil (December 31, 2024-809,044) common shares of the Company, based on closing trading prices on the day prior to each conversion.

For those independent directors providing their services throughout 2025, the Company recorded directors' compensation in the amount of $53,678 (C$75,000) (2024-$68,456; C$93,750). As of December 31, 2025, outstanding directors' compensation of $313,395 (C$429,543) (2024-$246,407; C$354,543) is included in accrued liabilities in the consolidated balance sheets.

Furthermore, for the year ended December 31, 2025, the Company recognized management stock-based compensation expense of $nil (2024-$216,000), on the common stock issued to the CEO in 2023

SusGlobal Energy Corp.
Notes to the Consolidated Financial Statements
December 31, 2025 and 2024
(Expressed in United States Dollars)

9. Long-Term Debt

	2025	2024
(a)i.) Mortgage Payable-Past due June 1, 2024	$4,097,638	$3,903,315
(a)ii) Mortgage Payable-Past due March 1, 2024	1,094,400	1,042,500
(a)iii) Mortgage Payable-Past due November 2, 2025	1,459,200	1,390,000
(a)iv) Mortgage Payable-Past due November 2, 2024	766,080	729,750
(a)v) Mortgage Payable-Past due December 14, 2024	1,629,413	1,552,141
(a)vi.) Mortgage Payable-Past due October 2, 2024	683,931	303,020
	9,730,662	8,920,726
Current portion	(9,730,662)	(8,920,726)
Long-Term portion	$-	$-

(a) i On December 1, 2023, this 1st mortgage was renewed with a new maturity date of June 1, 2024, now past due and a fixed interest rate of 13% per annum. On renewal, the 1st mortgage was increased by $303,718 (C$416,280), from $3,793,920 (C$5,200,000) to $4,097,638 (C$5,616,280), to account for increased interest based on the previous variable rate, three months of prepaid interest and a financing fee. The 1st mortgage is secured by the shares held of 1684567, a 1st mortgage on the Belleville Facility and a general assignment of rents. Financing fees on the 1st mortgage, fully amortized by the end of the previous year, totaled $316,516 (C$455,419).

ii On March 1, 2023, the Company obtained a 2nd mortgage in the amount of $1,094,400 (C$1,500,000) bearing interest at the annual rate of 12%, repayable monthly, interest only with a maturity date of March 1, 2024, now past due, secured as noted under paragraph i) above. The Company incurred financing fees of $41,700 (C$60,000), fully amortized by the end of the previous year.

iii On November 2, 2023, the Company completed the purchase of additional land, consisting of a 2.03-acre site in Hamilton, Ontario, Canada for $2,261,760 (C$3,100,000), prior to an additional disbursement of $42,663 (C$58,475) representing land transfer tax. The Company obtained a vendor take-back mortgage in the amount of $1,459,200 (C$2,000,000) bearing interest at 7% annually, payable monthly, interest only and maturing November 2, 2025, now past due. An additional mortgage, as noted below under paragraph iv), was arranged to complete the purchase. Refer also to subsequent events, note 20(a).

iv In connection with the purchase of additional land noted above under paragraph iii) above, a 2nd mortgage was obtained in the amount of $766,080 (C$1,050,000) bearing interest at 13% annually, payable monthly interest only and secured by a 3rd mortgage on the property at the Belleville Facility.

v On December 14, 2023, the Company made arrangements to repay the previous 1st mortgage on the first property purchased in Hamilton, Ontario, Canada on August 17, 2021, for a new 1st mortgage in the amount of $1,629,413 (C$2,233,298) with new creditors. The original 1st mortgage was a vendor take back mortgage, as noted below under paragraph vi).

SusGlobal Energy Corp.
Notes to the Consolidated Financial Statements
December 31, 2025 and 2024
(Expressed in United States Dollars)

9. Long-Term Debt, (continued)

vi On April 2, 2024, the Company received funds in the amount of $143,022 (C$196,028) for a $236,234 ($323,786) 4th mortgage secured by the Belleville Facility bearing interest at 12% annually payable monthly interest only maturing October 2, 2024, cross collateralized by a 3rd mortgage secured by the additional land in Hamilton, Ontario, Canada, net of unpaid interest, a financing fee of $18,765 (C$27,000), fully amortized at the end of the previous year and six months of capitalized interest. Further, additional sums totaling $447,697 (C$613,619) were advanced after April 2, 2024, resulting in a balance of $683,931 (C$937,405) at December 31, 2025. The additional advances by the private lenders were used to fund general and administrative expenses.

As at December 31, 2025, $1,934,432 (C$2,651,359) (December 31, 2024-$867,045; C$1,247,547) of accrued interest is included in accrued liabilities in the consolidated balance sheets.

For the year ended December 31, 2025, $1,096,557 (C$1,532,145) (2024-$1,126,326; C$1,542,490) in interest was incurred on the mortgages payable.

All the long-term debt is in default. Refer also to going concern, note 2 and subsequent events, note 20(e).

10. Convertible Promissory Notes

	2025	2024

(a) Convertible promissory notes-October 28 and 29, 2021	$4,224,384	$3,432,025
(b) Convertible promissory notes-March 3 and 7, 2022	8,424,964	6,927,508
(c) Convertible promissory note-June 23, 2022	1,604,733	1,564,475
(d) Convertible promissory note-April 12, 2024, amended May 23, 2024	204,241	164,903
	$14,458,322	$12,088,911

The convertible promissory notes, which are in default, are accounted for under the fair value option in the consolidated financial statements.

The actual principal outstanding on the balance of the convertible promissory notes as at December 31, 2025 is $9,907,272 (December 31, 2024-$8,733,833), including accrued interest of $3,564,889 (2024-$2,391,450).

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

SusGlobal Energy Corp.
Notes to the Consolidated Financial Statements
December 31, 2025 and 2024
(Expressed in United States Dollars)

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

As a result of the default on November 15, 2022, the Company was informed that the October 29, 2021 investor will now be accruing interest at the default rate of 24% per annum.  In addition, on October 4, 2023, an action was launched by the October 29, 2021 investor, who claimed he was owed $1,300,000 plus accrued interest which is after conversions of $318,100 during 2022 and 2023 and accrued interest of $969,337 as at December 31, 2025 (December 31, 2024-$657,337). The fair value of this convertible promissory note, included in the total in the table above, is $3,449,419 (December 31, 2024-$2,835,298). The Company intends to repay the balance owed when it is financially able to do so.

Further, the October 29, 2021 investor agreed not to convert more than $100,000 in any one conversion notice and the October 29, 2021 investor agreed not to issue an additional conversion notice unless and until any previously issued conversion shares have been sold by the October 29, 2021 investor or exceed 10% of the daily trading volume in selling the shares of the Company's common stock.

SusGlobal Energy Corp.
Notes to the Consolidated Financial Statements
December 31, 2025 and 2024
(Expressed in United States Dollars)

10. Convertible Promissory Notes, (continued)

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

Previously, the conversion price was a 30% discount to the price at which the securities were sold in connection with the Liquidity Event. In consideration for the extension of the maturity date, the Company agreed to issue the investor 500,000 shares of the Company's common stock. The Company used the with-and-without method to allocate the proceeds between the convertible promissory note and the common shares. As a result, all the proceeds were allocated to the convertible promissory note and $nil to the common shares. As a result of the default on July 28, 2023, the Company is now incurring interest at the default rate of 24%. As at December 31, 2025, this note had a principal balance of $509,841 (December 31, 2024-$432,523) including accrued interest of $187,681 (December 31, 2024-$110,363). The fair value of this convertible promissory note, included in the table above, is $774,965 (December 31, 2024-$596,727).

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
December 31, 2025 and 2024
(Expressed in United States Dollars)

10. Convertible Promissory Notes, (continued)

The maturity date of the Notes is the earlier of (i) June 3 and 7, 2022, and (ii) the occurrence of a Liquidity Event (as defined in the Notes) (the "Maturity Date"). The final payment of the Principal Amount (and default interest, if any) shall be paid by the Company to the Investors on the Maturity Date. On an event of default, the principal amount of the March 2022 Investor Notes will increase to 120% of their original principal amounts. The Investors are entitled to, following an event of default, (as defined in the March 2022 Investor Notes) to convert all or any amount of the Principal Amount and any interest accruing at the default interest rate of 24% per annum into Common Stock, at a conversion price (the "Conversion Price") equal to 70% (representing a 30% discount) multiplied by the price per share of the Common Stock at any national security exchange or over-the-counter marketplace for the five (5) trading days immediately prior to the March 2022 Investors' notice of conversion.

On May 11, 2022, the holder of the March 3, 2022 Investor Note and on May 13, 2022, the holder of the March 7, 2022 Investor Note, each provided an amendment for an optional conversion of their investor notes. The conversion price was amended to be (i) the product of the Liquidity Event price multiplied by the discount of 35% (previously 30%) or (2) the greater of (i) the product of the closing price per share of the Company's Common Stock as reported by the applicable trading market on the trading day immediately prior to the conversion date multiplied by the discount (35%) or $1.70 multiplied by the discount (35%), provided that in the event of a conversion, of his investor note, at a time that a Liquidity Event shall not have previously occurred and be continuing, the conversion price for such conversion shall be as provided in amendment for each

Further, on June 29, 2022, the March 2022 Investors revised their March 2022 Investor Notes, to extend the maturity date to August 15, 2022 and increase the principal amount of each of the March 2022 Investor Notes by twenty percent (20%), from a Principal Amount of $2,000,000 to $2,400,000. In addition, the Company agreed to issue 100,000 common shares to the March 2022 Investor. These restricted shares of the Company's common stock will survive a reverse stock split prior to listing. The common shares were issued on July 11, 2022. The restructurings were accounted for as extinguishments as they were renegotiated after maturity.

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

As noted above, on June 8, 2023 the counsel for the March 2022 Investors provided the Company with a notice of default. This resulted in the principal balance of the March 2022 Investor Notes increasing in principal from $2,640,000 in total to $3,168,000, in total. In addition, interest is accruing at the rate of 24% per annum. As at December 31, 2025, the principal balance of the March 2022 investor notes totaled $5,542,698, including accrued interest of $2,374,698 (2024-$4,782,378 including accrued interest of $1,614,378) is included in the convertible promissory notes balance.

SusGlobal Energy Corp.
Notes to the Consolidated Financial Statements
December 31, 2025 and 2024
(Expressed in United States Dollars)

10. Convertible Promissory Notes, (continued)

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

(d) On April 12, 2024, the Company executed one convertible promissory note (the "April 2024 Investor Note") with the June 2022 in the amount of $120,000 bearing interest at 10% per annum and having an OID of 10%. The April 2024 Investor Note was amended by the June 2022 Investor on May 23, 2024 resulting in a principal increase of $12,223. The maturity date of the April 2024 Investor Note is October 12, 2024. The proceeds from the April 2024 Investor Note were used to repay certain outstanding accounts. If this April 2024 Investor Note is not repaid by the maturity date, it will bear interest at the lesser of 18% and the maximum amount permitted under the law from the due date until paid. The June 2022 Investor may convert this April 2024 Investor Note on an event of default. The conversion price, only upon an event of default, will be 90% (a 10% discount) based on the lowest trading price on the previous twenty trading days ending on the date of conversion. The initial reserved amount shall be 5,000,000 shares of common stock. The Company also incurred professional fees of $8,500 which reduced the net proceeds on this April 2024 Investor Note. As at December 31, 2025, the principal balance of the April 2024 Investor Note totaled $165,396 (December 31, 2024- $141,595), including accrued interest of $33,173 (December 31, 2024-$9,372). The Company has disclosed the fair value of this convertible promissory note as $204,241 (December 31, 2024-$164,903).

SusGlobal Energy Corp.
Notes to the Consolidated Financial Statements
December 31, 2025 and 2024
(Expressed in United States Dollars)

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

Gains and losses attributable to changes in credit risk were insignificant during the years ended December 31, 2025 and 2024. The Company recognized a loss of $2,369,411 (2024-$1,450,086) on the convertible promissory notes attributed to the change in fair value of the convertible promissory notes for the year ended December 31, 2025.  In addition, for the year ended December 31, 2025, the Company incurred debt issuance costs of $nil (2024-$8,500), which were expensed as incurred.

11. Fair Value Measurement

The following table presents information about the Company's financial assets and liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation:

SusGlobal Energy Corp.
Notes to the Consolidated Financial Statements
December 31, 2025 and 2024
(Expressed in United States Dollars)

11. Fair Value Measurement (continued)

	Fair Value Measurements as of December 31, 2025 and 2024
	Using			Total	Total
	Level 1	Level 2	Level 3	2025	2024
Assets:	$-	-	-	$-	$-
Liabilities:
Convertible promissory notes	-	-	14,458,322	14,458,322	12,088,911
	$-	-	14,458,322	$14,458,322	$12,088,911

During the years ended December 31, 2025 and 2024, there were no transfers between Level 1, Level 2, or Level 3. There were no other financial assets or liabilities measured at fair value on a recurring basis as of December 31, 2025.

The following table summarizes the change in Level 3 financial instruments during the years ended December 31, 2025 and 2024.

	2025	2024
Fair value at December 31, 2024 and 2023	$12,088,911	$10,519,824
Fair value at issuance	-	182,143
Amendments	-	13,191
Mark to market adjustment	2,369,411	1,373,753
Fair value at December 31, 2025 and 2024	$14,458,322	$12,088,911

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

At the issuance dates of the convertible promissory notes, the probability of default ("PD") was assumed to be 75% (2024-75%), except for those which were amended post maturity, which were assumed to be 100%. The probability of default was determined in reference to a 1-year PD rate for a 'CCC+' rating at issuance, and a combination of 'CC' and 'CCC-' credit ratings at December 31, 2025 and 2024. Increasing (decreasing) the probability of default would result in a significantly higher (lower) fair value measurement.

SusGlobal Energy Corp.
Notes to the Consolidated Financial Statements
December 31, 2025 and 2024
(Expressed in United States Dollars)

11. Fair Value Measurement (continued)

Other significant unobservable inputs include the expected volatility and the credit spread. The expected volatility was based on the historical volatility over a look-back period that was consistent with the balance-remaining term of the instruments. Expected  volatility of 320.8% was used  (2024-range of 220.4% to 247.8%). The discount for lack of marketability was determined using a range of option pricing methodologies using the remaining restriction term corresponding to each instrument on the relevant valuation date. The credit spread was determined in reference to credit yields of companies with similar credit risk at the date of valuation. A premium of 10% (2024-10%) was added to the credit spread as an instrument specific adjustment to reflect the Company's risk of default. A rate of 22.28% (2024-range of 22.95% to 22.95%) was used for the credit spread.

12. Loans Payable to Related Parties

	2025	2024

Directors	$48,500	$48,500
Officers	54,804	23,533
Shareholders	-	3,000
Haute Inc.	678,287	646,121
Total	$781,591	$721,154

The loans owing to directors were received by the Company on June 6, 2022, March 16, 2023 and June 21, 2024, are unsecured, bearing interest at 5% per annum and due on demand.

On December 5, 2023, the Company received a loan from Haute Inc., in the amount of $437,760 (C$600,000) bearing interest at 13% per annum, past due June 5, 2024. The net proceeds were $245,507 (C$336,495) after deducting outstanding interest on existing mortgages for a wholly owned subsidiary, 1684567, and other disbursements in the amount of $148,959 (C$204,165), a financing fee in the amount of $12,510 (C$18,000) plus the applicable harmonized sales taxes of $1,707 (C$2,340). In addition, six months of interest in the amount of $28,454 (C$39,000) was capitalized. During the year ended December 31, 2025 $2,546 (2024-$2,578) was incurred on the directors' loans. As at December 31, 2025, $8,271 (2024-$5,935) of accrued interest is included in accrued liabilities in the consolidated balance sheets.

On January 9, 2024, the Company received a loan from Haute Inc., in the amount of $240,527 (C$329,670) bearing interest at 13% per annum due July 9, 2024. The proceeds received on January 9, 2024 net of capitalized interest of $14,227 (C$19,500) for six months and a financing fee of $6,566 (C$9,000) plus the applicable harmonized sales taxes of $854 (C$1,170) amounted to $218,880 (C$300,000).

During the year ended December 31, 2025, Travellers converted $nil (C$nil (December 31, 2024-$101,130; C$135,600) in outstanding accounts payable for nil (December 31, 2024-809,044) common shares of the Company, based on closing trading prices on the day prior to each conversion.

In addition, in the prior year two shareholders provided $1,500 each to assist in funding certain outstanding accounts.

SusGlobal Energy Corp.
Notes to the Consolidated Financial Statements
December 31, 2025 and 2024
(Expressed in United States Dollars)

13. Capital Stock

As at December 31, 2025, the Company had 150,000,000 common shares authorized with a par value of $.0001 per share and 142,332,019 (December 31, 2024-131,332,019) common shares issued and outstanding.

In addition, the Company raised $220,000 (December 31, 2024-$120,000), on a private placement for 11,000,000 (December 31, 2024-6,000,000) common shares at a price of $0.02 (December 31, 2024-price of $0.02) per share.

During the year ended December 31, 2025, Travellers converted $nil (C$nil) (December 31, 2024-$101,130; C$135,600 in outstanding accounts payable) in outstanding accounts payable for nil (December 31, 2024-809,044) common shares of the Company, based on closing trading prices on the day prior to each conversion.

During the prior year, on January 3, 2023, the Company issued 3,000,000 common shares to the CEO and 100,000 common shares to the CFO in connection with their executive consulting agreements, valued at $14,400, based on the closing trading price on the effective date of their executive consulting agreements. Included under management stock-based compensation in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2025 is an amount of $nil (2024-$216,000) relating to 3,000,000 common shares issued to the CEO on January 3, 2023 in connection with his executive consulting agreement valued at $432,000, based on the closing trading price on the effective date of his consulting agreement.

Further, during the prior year ending December 31, 2024, the Company cancelled 750,000 common shares issued on January 27, 2023, in connection with a consulting agreement for professional services.

14. Commitments

a) Effective January 1, 2023, new executive consulting agreements were finalized for the services of the CEO and the CFO, for two years and one year, respectively. There is no future minimum commitment under these consulting agreements since both the CEO and the CFO are providing their services on a month-to-month basis, for the CEO in the amount of $36,480 (C$50,000) and for the CFO in the amount of $9,120 (C$12,500).

b) The Company has agreed to lease its office premises from Haute on a month-to-month basis, at the monthly rate of $7,296 (C$10,000).

The Company is responsible for all expenses and outlays in connection with its occupancy of the leased premises, including, but not limited to utilities, realty taxes and maintenance.

c) Effective February 3, 2021, upon the successful completion of a Nasdaq listing, the Company has committed a payment of $300,000 to a consulting firm providing advisory and consulting services.

d) On November 5, 2021 the Company committed to the design and construction of its Hamilton, Ontario, Canada facility, including architectural and general contracting fees in the amount of $6,658,464 (C$9,125,809) plus applicable harmonized sales taxes. As noted under note 7, Long-lived Assets, net, the Hamilton Facility, is now held for sale.

SusGlobal Energy Corp.
Notes to the Consolidated Financial Statements
December 31, 2025 and 2024
(Expressed in United States Dollars)

14. Commitments, (continued)

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

The current letter of credit required by the MECP for the Belleville Facility is $465,220 (C$637,637) but the MECP has requested a payment of $106,877 (C$146,487), no later than July 15, 2026, to satisfy the financial assurance with the MECP. The Company is preparing to make the payment before the deadline. Refer also to subsequent events, note 20(f).

The letter of credit is a requirement of the MECP and is in connection with the financial assurance provided by the Company for it to be in compliance with the MECPs environmental objectives. The MECP regularly evaluates the Company's Belleville Facility to ensure compliance is adhered to and the letter of credit is subject to change by the MECP. The financial assurance is based on the estimated environmental remediation and clean-up costs for the Belleville Facility. As a result of inspections carried out by the MECP during the prior years, some of which have resulted in MECP orders having been issued, the Company has accrued estimated and actual costs for corrective measures in orders issued by the MECP $2,824,245 (C$3,870,950) (December 31, 2024-$2,344,600; C$3,373,525). Refer also to subsequent events, note 20(f).

15. Other Expenses

	2025	2024
(a) Loss on revaluation of convertible promissory notes	$(2,369,411)	$(1,450,086)
(b) Provision for loss	(440,424)	-
(c) Insurance claim recovery	92,426	-
(d) Adjustment to provision for loss	-	1,191,033
(e) Loss on settlement of claim	-	(300,565)
(f) Gain on disposal of long-lived assets	-	151,128
(g) Gain on settlement of CEBA loans	-	22,242
	$(2,717,409)	$(386,248)

(a) Loss on revaluation of convertible promissory notes.

(b) The provision for loss relates to one of the March 2022 Investor Notes as disclosed under legal proceedings, note 19.

(c) Relates to an insurance recovery on previously invoiced legal fees relating to a settled claim.

SusGlobal Energy Corp.
Notes to the Consolidated Financial Statements
December 31, 2025 and 2024
(Expressed in United States Dollars)

15. Other Expenses, (continued)

(d) This adjustment on the provision for loss relates to one of the March 2022 Investor Notes, as described below under legal proceedings, note 19.

(e) The loss is on the settlement of the claim with the general contractor for the property under construction at the Hamilton Facility. Refer also to legal proceedings, note 19.

(f) The gain on the disposal of certain long-lived assets resulted from the net proceeds realized on the sale through the auctions arranged by the lessor and the creditor of the long-lived assets.

(h) The gain on forgiveness is the result of repaying the required portion of the CEBA loans within the time required to allow for a forgiven amount of $22,242 (C$30,000).

16 Income Taxes

The Company's income tax provision has been calculated as follows:

	2025	2024
Loss before income taxes	$(5,686,869)	$(7,859,171)
Expected income tax recovery at the statutory rate of 21% (2024-21%)	(1,194,242)	(1,650,426)
Foreign tax rate differences	(189,164)	(322,065)
Prior year adjustments	(235,274)	(707,108)
Foreign exchange effect on deferred tax assets and other	(170,396)	227,964
Permanent differences	193,647	837,774
Change in valuation allowance	1,595,429	1,613,861
Provision for income taxes	$-	$-

Deferred tax assets and liabilities

The tax effects of temporary differences that give rise to significant components of the deferred income tax assets and deferred income tax liabilities are presented below:

	2025	2024
Net operating loss carry forwards	$7,582,247	$6,034,337
Financing costs	29,079	53,071
Depreciable and amortizable assets	237,767	171,062
Land	(60,486)	(57,618)
Other timing differences	259,058	251,384
Total gross deferred income tax assets	8,047,665	6,452,236
Less: valuation allowance	8,047,665	6,452,236
Total deferred income tax liabilities	$-	$-

SusGlobal Energy Corp.
Notes to the Consolidated Financial Statements
December 31, 2025 and 2024
(Expressed in United States Dollars)

16 Income Taxes, (continued)

As at December 31, 2025 and 2024, the valuation allowance was due primarily to the history of losses generated. The valuation allowance is reviewed periodically and if the assessment of the more likely than not criteria changes, the valuation allowance is adjusted accordingly.

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company computes tax asset benefits for net operating losses ("NOL") carried forward.

The Company has US NOL available for carry forward of $14,309,423 (2024-$12,436,427) which can be carried forward indefinitely and Canadian NOL available for carry forward of $17,272,709 (C$23,674,218) (2024-$12,915,801; C$18,583,887) which expire in the years 2037 through 2045.

17. Segmented Information

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

18. Economic Dependence

During the year ended December 31, 2025, the Company generated 100% (2024-96%) of its revenue from one (2024-three) customer.

19. Legal Proceedings

From time to time, the Company may become involved in litigation relating to claims arising from the ordinary course of business. Management believes that there are currently no claims or actions pending against us, the ultimate disposition of which would have a material adverse effect on our results of operations, financial condition or cash flows, except as follows:

The Company has a claim against it for unpaid legal fees in the amount of $47,600 (C$65,241). The amount is included in accounts payable on the Company's consolidated balance sheets.

SusGlobal Energy Corp.
Notes to the Consolidated Financial Statements
December 31, 2025 and 2024
(Expressed in United States Dollars)

19. Legal Proceedings, (continued)

On October 4, 2023, an action was launched by one of the October 2021 Investors, who claimed he was owed $1,300,000 plus accrued interest. The principal balance in the accounts and noted under convertible promissory notes, note 10(a) is $2,269,337 (December 31, 2024-$1,957,337), which is after conversions of $318,100 during 2022 and 2023 and includes accrued interest of $969,337 (December 31, 2024-$657,337). The Company has disclosed the fair value of this convertible promissory note as $3,449,419 (December 31, 2024-$2,835,298). The Company intends to repay the balance owed when it is financially able to do so.

On November 27, 2023 and March 6, 2024, the Company experienced an outflow of leachate impacted water from the stormwater pond at the Belleville Facility into the City of Belleville's (the "City") roadside ditch. The Company has been collaborating with its environmental consultants and its Canadian legal counsel to assess the damage caused, remediate this occurrence and report to the MECP.

On October 24, 2023, the Company received a letter from the utility company for unpaid hydro bills in the amount of $244,628 (C$335,291). The amount of this original claim and any amounts subsequently invoiced total $330,904 (C$453,542) as at December 31, 2025, included in accounts payable on the Company's consolidated balance sheets. On November 7, 2025, the Credit Bureau of Canada informed the Company that Hydro-One will consider settling for $264,724 (C$362,834) if settled by November 14, 2025. Management was not able to settle by this date and is considering all its options.

On November 17, 2023, the Company received an amended claim filed against it from 2023 by Tradigital in the sum of $219,834 in owed fees plus the difference in stock price, 300,000 common shares of the Company, plus attorney fees and expenses. The case went to arbitration on March 11, 2024 and the Company defended its position. On April 4, 2024, the International Centre for Dispute Resolution indicated that no additional evidence is to be submitted and the hearings were declared closed as of April 29, 2024. The tribunal endeavored to render the final decision within the timeframe provided for in the rules. Management agrees that outstanding fees, which are included in accounts payable in the consolidated balance sheets, are only in the amount of $30,000, which was agreed to by the parties in earlier communications and through various e-mail correspondence.  In addition, management has no issue with the outstanding common shares to be provided to the claimant totaling 300,000. Management believes that the additional claim amount of $189,834 is without merit. Of the total of 300,000 common shares, 50,000 have been issued and the remaining 250,000 were previously disclosed as shares to be issued in the consolidated statements of stockholders' deficiency. On April 26, 2024, the arbitrator for this claim awarded Tradigital the sum of $118,170 which had been accrued by the Company. In addition, the remaining 250,000 common shares were not required to be issued by the Company and are no longer disclosed as shares to be issued. On September 11, 2025, the Company received a judgement in the amount of $164,933. The Company does not have the funds currently to settle the judgement but had been in discussions with legal counsel to find a resolution.

On April 1, 2024, the Company received notice of a complaint filed against it by one of the March 2022 Investors, seeking damages of no less than $4,545,393. The Company had thirty calendar days to respond and on April 30, 2024, the Company was able to extend the time to respond with opposing counsel, a further fifteen days. The Company has been unable to retain counsel to represent it in this matter. The full amount of the complaint was included in the accounts at December 31, 2023, March 31, 2024 and June 30, 2024. On May 21, 2024, the counsel for the plaintiff requested an entry for a default judgement against the Company. On September 11, 2024, the default judgement was filed in the amount of $2,848,744. In addition, pre-judgement interest was granted in the amount of $87,414 at the rate of 10% per annum on the principal balance from May 22, 2024 through September 11, 2024. On the filing of this default judgement, the March 2022 Investor removed two causes of action previously filed in their complaint which the Company received notice of on April 1, 2024 and accrued for accordingly. The impact of the removal of the two causes of action totaling $2,250,000, plus the additional pre-judgement and other interest charged resulted in a reduction in the previous accrual for loss in the amount of $1,191,033, which was disclosed in the December 31, 2024 consolidated financial statements. During the current year, the Company has accrued interest of 15% on the outstanding balance, as noted in the default judgement. Refer also to other expenses, note 15(b).

SusGlobal Energy Corp.
Notes to the Consolidated Financial Statements
December 31, 2025 and 2024
(Expressed in United States Dollars)

19. Legal Proceedings, (continued)

On May 16, 2024, the Company was informed by its Canadian legal counsel that the City issued an order against the Belleville Facility, its numbered company, 1684567 and its officers for the repayment of the cost of pumping out contaminated water from the City's roadside ditch, along with legal and other associated costs. On May 31, 2024, the companies and the officers filed notices of appeal to the Ontario Land Tribunal. The Company and its Canadian legal counsel were in discussions with the legal representatives from the City, to come to a resolution before any action by the Ontario Land Tribunal. On August 30, 2024, minutes of settlement were finalized between the City and the Company to settle for an amount of $94,848 (C$130,000) ten days following the sale of the Hamilton Facility. There are certain events of default, including not meeting the timeline set above and if the sale of the Hamilton Facility does not occur before January 31, 2025, it would result in the actual cost incurred by the City to be paid by the Company. The actual costs noted in the minutes of settlement totaled $140,441 (C$192,490). In addition, in connection with the minutes of settlement, the Company and its officers subsequently withdrew their appeals with the Ontario Land Tribunal on September 4, 2024, and the Ontario Land Tribunal closed their case. The Company's Hamilton Facility was not sold by January 31, 2025 and on February 10, 2025, the City issued a second order to the Companies and its two officers for an additional sum of $27,146 (C$37,207) representing additional costs resulting from the spill. The Company's counsel had responded to the City's counsel. On March 10, 2025, the City provided 1684567, the owner of the property at the Belleville Facility with a statement of outstanding property taxes, annual road maintenance assessments, interest, penalties and related costs totaling $164,749 (C$225,807). The outstanding property taxes, including annual road maintenance costs, interest and penalties at December 31, 2025, are included in accounts payable in the consolidated balance sheets.

On June 10, 2024, the Company received a statement of claim from the general contractor, Gillam Construction Group Ltd. ("Gillam"), for the construction of the Hamilton Facility. Gillam also named the Company's two officers as defendants. The Company and its Canadian legal counsel were able to resolve the matter with the Plaintiff with a final settlement of $2,115,840 (C$2,900,000) if paid on or before November 30, 2024. Effective December 1, 2024, as a result of non-payment by the Company, the final settlement became $2,188,800 (C$3,000,000) and accrues interest at a variable rate using the Bank of Nova Scotia prime rate plus four percent (4%), compounded daily, due February 1, 2025. The settlement reached was over and above the original amount included in the accounts of the Company. The Company provided for this excess in the amount of $298,495 (C$409,122) as a loss on settlement during the year ended December 31, 2024. On February 1, 2025, the Company signed an extension to May 29, 2025, to repay the principal amount of $2,188,800 (C$3,000,000) plus accrued interest and legal fees. Effective February 1, 2025, the principal amount is accruing interest at a fixed rate of twelve and one-half percent (12.5%) annually, compounded daily. On May 29, 2025, the Company signed an extension with Gillam, extending the repayment date from May 29, 2025 to August 15, 2025 on the same terms and conditions as the previous extension dated February 1, 2025. The management of both Gillam and the Company are in discussions to settle the amounts owing tied into the sale of the Hamilton Facility. For the year ended December 31, 2025, interest in the amount of $306,096 (C$419,539) is included under interest expense in the consolidated statements of operations and comprehensive loss. Refer also to subsequent events, notes 20(c) and 20(e).

On September 5, 2024, one of the Company's subsidiaries was served with a construction lien on the property at the Belleville Facility in the amount of $166,279 (C$227,904) representing outstanding accounts payable for environmental services provided by the contractor.

On March 3, 2025, the Company received a notice from the Ontario Supreme Court of Justice for unpaid fees with the Company's prior auditors. The outstanding amount includes fees of $51,861 (C$71,081), which is included under accounts payable in the consolidated balance sheets and interest charged of $52,559 (C$72,038), which has been provided for, in total $104,420 (C$143,119). On May 6, 2025, the Company received an amended notice of motion returnable the week of May 19, 2025. The plaintiff would also seek to recover other costs and disbursements along with additional interest. On September 29, 2025, the Company received notice from the Ontario Superior Court of Justice that the Company's two bank accounts have been garnished for the total noted above.

SusGlobal Energy Corp.
Notes to the Consolidated Financial Statements
December 31, 2025 and 2024
(Expressed in United States Dollars)

19. Legal Proceedings, (continued)

On March 12, 2025, the City informed 1684567 for outstanding property taxes, other charges including the amounts described above for costs resulting from the spill at the Belleville Facility. The amount noted by the City includes certain costs relating to 2025, in total $314,218 (C$430,672). The City demanded payment on or before April 23, 2025. On April 22, 2025, the City and 1684567 signed an extension agreement to provide for the payment of the amounts noted above along with the property taxes to be invoiced by the City during the extension period and any additional interest and penalties. These outstanding costs are being paid monthly, commencing April 22, 2025 through to March 22, 2026 in the amount of $33,392 (C$45,767). The payments have been made monthly with funds provided by the mortgage holders and included in the mortgages payable. Refer also to long-term debt, note 9(a)vi.

In a letter dated March 20, 2025, the Canada Revenue Agency (the "CRA"), informed the Company of outstanding harmonized sales taxes and payroll remittance amounts, including interest and penalties, owing for the Belleville Facility. The total amount is $592,849 (C$812,567) and includes amounts relating to 2025. The Company has included under accounts payable and under accrued liabilities in the consolidated financial statements the amounts owing as at December 31, 2025. Management has been in discussions with the CRA to repay the outstanding amounts over a reasonable amount of time once funding is received.

On August 29, 2025, the Company received a claim from the architectural firm who designed the Hamilton Facility for outstanding accounts payable in the amount of $185,054 (C$253,638) which is included under accounts payable in the Company's consolidated balance sheets. The claimant names the Company and several subsidiaries, along with the Company’s officers and two directors. Management has been in discussions with the claimant's key principal and the architectural firm's counsel to resolve the timing of settlement of the outstanding accounts payable.

On November 5, 2025, the Company's Belleville subsidiary and the CEO received a summons from the Ontario Court of Justice (the "Court"), issued under the Provincial Offenses Act, served by the MECP. The appearance before the Court in Belleville, Ontario, was held on December 1, 2025. The Company has accrued the fine levied by the MECP, in the amount of $200,640 (C$275,000), included under accrued liabilities in the consolidated balance sheets. Management continues to be in discussions with the MECP. The judicial pre-trial date has been set for September 8, 2026.

20. Subsequent Events

The Company's management has evaluated subsequent events up to the date the condensed consolidated financial statements were issued, pursuant to the requirements of ASC 855 and has determined the following to be material subsequent events:

(a) On March 3, 2026, the mortgage disclosed under long-term debt, note 9(a) iii, in the amount of $1,459,200 (C$2,000,000) was assumed in an assignment by private lenders in the amount of $1,545,118 (C$2,117,760), including unpaid interest and other costs.

(b) On March 9, 2026, the Company re-listed the Hamilton Facility for sale for a price of $9,120,000 (C$12,500,000).

(c) On March 10, 2026, the Company's Belleville Facility and the CEO each received a summons from the Court, served by a representative of the MECP relating to the outstanding financial assurance. The financial assurance is due on or before July 15, 2026. In addition, there is also a court date scheduled for August 31, 2026.

SusGlobal Energy Corp.
Notes to the Consolidated Financial Statements
December 31, 2025 and 2024
(Expressed in United States Dollars)

20. Subsequent Events, (continued)

(d) On March 16, 2026, the Company signed an extension to the arrangement with Gillam for their outstanding mortgage, to August 15, 2026. The terms and conditions are otherwise unchanged. The Company intends to settle this outstanding mortgage on the sale of the Hamilton Facility.

(e) On June 30, 2026, the Company sold the Hamilton Facility for $7,843,200 (C$10,750,000). In connection with this sale, the Company settled claims and outstanding amounts as agreed to with Gillam and settled mortgages on the Hamilton Facility as agreed to by the private mortgagees.

(f) On June 30, 2026, in connection with the above sale, the Company issued a cheque which was certified on July 2, 2026, for a cash deposit financial assurance to the MECP in the amount of $105,090 (C$146,487). The certified cheque will be delivered to the Client Services & Permissions Branch (CSPB) located in Toronto, Ontario , Canada, once agreed to with the MECP. In addition, the Company issued a certified cheque in the amount of $93,291 (C$130,040) to pay for an assessment from the Corporation of the County of Hastings, located in Hastings County, Ontario, Canada.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of senior management, including our chief executive officer and our chief financial officer, also our principal financial and accounting officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act as of December 31, 2025 (the "Evaluation Date"). Based on this evaluation, Marc Hazout, our chief executive officer and Ike Makrimichalos, our chief financial officer and principal financial and accounting officer, concluded that our internal control over financial reporting was not effective for the year ended December 31, 2025. Such conclusions are noted below.

Report by Management on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The framework used by management to evaluate internal controls over financial reporting is Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations (COSO), as implemented by their subsequent publication Internal Control over Financial Reporting - Guidance for Smaller Public Companies. Based on this evaluation, Marc Hazout, our chief executive officer and Ike Makrimichalos, our chief financial officer and principal financial and accounting officer, concluded that our internal control over financial reporting was not effective for the year ended December 31, 2025. The matters involving internal controls over financial reporting that may be considered material weaknesses included the small size of the Company and the resulting lack of a segregation of duties.

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

Changes in Internal Control over Financial Reporting

There were no changes to the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our fourth fiscal quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our Board of Directors consisted of three independent directors and one director who is from management at December 31, 2025. For the size and scope of our business and operations, we believe a board of approximately five members is more appropriate and small enough to allow for effective communication among the members but large enough so that we get a diverse set of perspectives and experiences around our board room. Our bylaws provide that, in uncontested elections, directors will be elected by a majority of the votes cast, and in contested elections, directors will be elected by a plurality of the votes cast.

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

Name	Age	Position

Marc M. Hazout	61	Chairman of the Board, President, Chief Executive Officer and Director

Ike Makrimichalos	70	Chief Financial Officer

Andrea Calla	73	Director

Gary Herman	61	Director

Susan Harte	61	Director

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

Marc M. Hazout, age 61, founded SusGlobal Energy Corp. in 2014, and currently serves as Chairman, President and CEO. Mr. Hazout brings over 30 years of experience in public markets, finance and business operations to SusGlobal Energy Corp. Over the past several years Mr. Hazout has been involved in acquiring, restructuring and providing management services, as both a Director and an Officer, to several publicly traded companies. In 1998, Mr. Hazout founded and has been President and CEO of Travellers International Inc., a private equity firm headquartered in Toronto. Travellers has been involved in a multitude of successful capital market transactions over the past two decades. Mr. Hazout attended York University in Toronto studying International Relations and Economics. Mr. Hazout speaks English, French, and Hebrew.

The determination was made that Mr. Hazout should serve on our Board of Directors because he possesses significant experience in securities and capital markets.

Ike Makrimichalos, age 70, is a Chartered Professional Accountant (Chartered Accountant), with over 25 years of experience in servicing public and private companies, including manufacturing, automotive, technology & telecommunications and insurance, for Deloitte LLP in Toronto. Mr. Makrimichalos has served as a Chief Financial Officer and Controller in the mining sector for companies with global operations and multiple filing jurisdictions and currently also serves as a Chief Financial Officer in the financial services sector, along with providing financial consulting services for several private companies. Mr. Makrimichalos graduated from the University of Toronto with a Bachelor of Arts degree.

The determination was made that Mr. Ike Makrimichalos join the executive team because he possesses significant experience in financial reporting and accounting matters.

Independent Directors

Andrea Calla, age 73, has been a member of the Board since November 14, 2018. Mr. Calla is President and CEO of the Calla Group and is an accomplished professional with over 35 years of experience in business, more recently a senior executive for ten years with The Tridel Group, one of Canada's largest community builders/developers. He was actively involved in the different company divisions and all facets of the industry. He is also Managing Partner of The Callian Capital Group, a globally active Toronto-based investment and capital management firm. Mr. Calla has held key leadership and entrepreneurial roles driving innovative, practical and effective changes to improve quality of life through various company start-ups across diverse industries, some include: Chairman, Deep Geo Inc., a global nuclear waste management company, Chairman & Co-Founder of TransAsia Investment Partners, Hong Kong, Founding Director of 350 Capital, a "cleantech" investment company, Co-Founder of Nordicon, a design-build company, Canada, US, Mid-East, Founding member of Novator, pioneer in e-commerce and AI, helped make it the 14th fastest growing company in Canada, reported by Profit 100 magazine, Board of Sumbola, an innovative internet e-publishing company, Co-Founder, Board member of Twin Hills Resources, developer of partial upgrading cavitation technology, reducing the viscosity of oil sands bitumen to flow through pipelines without having to be blended with diluent, Board of SEL Global, an innovative Mobile Shopping Solutions Software and Advertising company, software developed in Silicon Valley, Advisory Board of Magnovate, innovative Magnetic Levitation transportation systems, Co-Founder of Fusion Sailboats, designed, developed, manufactured and distributed the Fusion 15, winner of Sailing World's "International Boat of the Year" in 2003, Advisory Board of Dorsay Development Corp., currently planning a purpose-built community in the GTA with a ground-breaking model in place-making. The over 1,200-acre community will combine global best practices in creating a sustainable community that is economically, environmentally, socially healthy and resilient. Throughout his career, Andrea has been committed to City and Community building, improving the quality of life in urban regions and continually driving innovative, practical and effective change in different sectors through his leadership and entrepreneurial skills. Andréa holds a Bachelor of Architecture from the University of Toronto, a Master of Science from Columbia University, New York and an Executive MBA from Ivey School of Business, Western University.

The determination was made that Mr. Calla should serve on our Board of Directors due to his extensive technical and business experience, which will be extremely valuable as the Company continues to grow.

Gary Herman, age 61, has served on our Board since April 2021. Mr. Herman is a seasoned investor with many years of investment and business experience. From 2005 to 2020 he co-managed Strategic Turnaround Equity Partners, LP (Cayman) and its affiliates. From January 2011 to August 2013, he was a managing member of Abacoa Capital Management, LLC, which managed Abacoa Capital Master Fund, Ltd., focused on a Global-Macro investment strategy. From 2005 to 2020, Mr. Herman was affiliated with Arcadia Securities LLC, a New York-based broker-dealer. From 1997 to 2002, he was an investment banker with Burnham Securities, Inc. From 1993 to 1997, he was a managing partner of Kingshill Group, Inc., a merchant banking and financial firm with offices in New York and Tokyo. Mr. Herman has a B.S. from the University at Albany with a major in Political Science and minors in Business and Music. Mr. Herman has many years of experience serving on the boards of public and private companies. He presently sits on the boards of Advent Technologies Holdings, Inc. (OTCQB: ADN) and Wellgistics, Inc. (NASDAQ: WGRX).

We believe Mr. Herman's extensive board and investment experience makes him well qualified to serve as a member of our Board of Directors.

Susan Harte, age 61, has been a member of the Board since June 1, 2021. Ms. Harte is a nationally recognized leader in site selection, location economics and incentives. She is currently a principal of the international site selection consulting firm Hickey & Associates. For over 25 years, she has combined her expertise in commercial real estate, site selection and economic development, to assist her clients with leveraging location as a competitive advantage. Throughout her practice, Ms. Harte has led her clients to achieving better business outcomes by integrating strategic planning techniques and implementation frameworks to drive internal stakeholder consensus around location decisions. She has managed major site selection projects for many Fortune 500 companies involving complex multi-jurisdictional competitive strategies. Pursuant to this work, she has structured, negotiated and secured over US$1billion in location incentives such as real estate and personal property tax abatements, sales tax exemptions, grants and specialty bond financing for her clients' projects. Prior to her current position, Ms. Harte was a Senior Vice President at CBRE, the world's largest commercial real estate services and investment firm, in the global Location Advisory and Transactions Services group. She previously was Director of the Business Economic Incentives Practice at Jones Lang LaSalle having joined the company after seven years with the New York City boutique law firm of Stadtmauer Bailkin. She also served a term as the Director of National Incentives Practice at Grant Thornton one of the largest accounting firms in the world and as Director of Industry Development at Empire State Development Corporation, New York State's economic development agency.

We believe that these experiences make Ms. Harte well-qualified to serve as a member of the Board.

Director Compensation Policy

The Company's current director compensation policy includes a fee of $17,893 (C$25,000) to all independent directors annually. The director compensation for the years ended December 31, 2025 and 2024 are as follows:

Director Compensation

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
(a)	(b)(ii)	(c)	(d)	(e)	(f)	(g)	(h)

Marc Hazout	-	-	-	-	-	-	-
Andrea Calla	2025-$17,893(i) (C$25,000) 2024-$18,255(i) (C$25,000)	-	-	-	-	-	2025-$17,893 (C$25,000) 2024-$18,255 (C$25,000)
Gary Herman	2025-$17,893(i) (C$25,000) 2024-$18,255(i) (C$25,000)	--	-	-	-	-	2025-$17,893 (C$25,000) 2024-$18,255 (C$25,000)
Susan Harte Bruce Rintoul	2025-$18,255(i) (C$25,000) 2024- $18,255(i) (C$25,000) 2024-$13,691 (i)(ii) (C$18,750)	- -	-	-	-	-	2025-$17,893 (C$25,000) 2024-$18,255 (C$25,000) 2024-$13,691 (C$18,750

(i)  The fees earned for services are unpaid at December 31, 2025 and at the date of this filing.

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

Based solely on the Company's review of the copies of such Forms and written representations from certain reporting persons, the Company believes that all filings required to be made by the Company's Section 16(a) reporting persons during the Company's fiscal year ended December 31, 2025 were made on a timely basis.

Insider Trading Policy

We have adopted an insider trading policy for directors, officers and employees of the Company that govern the purchase, sale and/or other dispositions of the Company's securities and other securities by our directors, executive officers, employees and any member of his or her immediate family living in his or her household. A copy of such policy is filed hereto as Exhibit 19.1 and is incorporated herein by this reference.

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth certain summary information with respect to the compensation paid to the Company's Chief Executive Officer and President (Marc Hazout) and Chief Financial Officer (Ike Makrimichalos) for services rendered in all capacities to the Company for the fiscal years ended December 31, 2025 and 2024. Messrs. Hazout and Makrimichalos constituted our named executive officers for each of 2025 and 2024:

Summary Compensation Table

Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan Compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Marc Hazout Chairman, President and Chief Executive Officer	2025	429,420 (C$600,000)	-	-	-	-	-	-	429,420 (C$600,000)
	2024	438,120 (C$600,000)	-	-	-	-	-	-	438,120 (C$600,000)

Ike Makrimichalos, Chief Financial Officer	2025	107,355 (C$150,000)	-	-	-	-	-	-	107,355 (C$150,000)
	2024	109,530 (C$150,000)	-	-	-	-	-	-	109,530 (C$150,000)

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

Pursuant to the terms of the CEO's Consulting Agreement, for his services as the CEO, the compensation was at a rate of $29,640 (C$40,000) per month for twelve (12) months, beginning on the Effective Date, January 1, 2023, and was at a rate of $36,510 (C$50,000) per month for twelve (12) months, beginning January 1, 2024. In addition, the Company granted the CEO 3,000,000 restricted shares of the Company's Common Stock, par value of $0.0001 per share (the "Common Stock") on the Effective Date. These restricted shares were issued on January 3, 2023. The Company has also agreed to reimburse the CEO for certain out-of-pocket expenses incurred by the CEO.

The CEO's Consulting Agreement is for a term of twenty-four (24) months. Upon a Constructive Discharge (as defined in the CEO's Consulting Agreement) and subject to certain notification requirements and the Company's opportunity to cure the Constructive Discharge, the CEO will be entitled to a compensation of twelve (12) months' fees, as well as any bonus compensation owing.

Since the expiry of his consulting services agreement, the CEO continues to offer his services on a month-to-month basis at a rate of $35,785 (C$50,000) per month.

The Company entered into an Executive Consulting Agreement (the "CFO Consulting Agreement"), by and between the Company and the CFO of the Company, effective January 1, 2023. Pursuant to the terms of the CFO Consulting Agreement, the CFO was entitled to fees of $9,263 (C$12,500) per month for his services. In addition, the Company granted the CFO 100,000 restricted shares of the Company's Common Stock, par value of $0.0001 per share on the Effective Date. The Company has also agreed to reimburse the CFO for certain out-of-pocket expenses incurred by the CFO. The CFO's Consulting Agreement replaced the consulting agreement which expired on December 31, 2022.

The CFO's Consulting Agreement was for a term of twelve (12) months. Upon a Constructive Discharge (as defined in the CFO's Consulting Agreement) and subject to certain notification requirements and the Company's opportunity to cure the Constructive Discharge, the CFO will be entitled to a compensation of two (2) months' fees, as well as any bonus compensation owing.

Since the expiry of his contract, the CFO continues to offer his services to the Company on a month-to-month basis at the rate of $8,946 (C$12,500) per month.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding beneficial ownership of SusGlobal Energy Corp's securities as of the date of this filing:

• by each person who is known by us to beneficially own more than 5% of our securities;

• by each of our officers and directors; and

• by all of our officers and directors as a group.

	Amount And
Title of Class Name And	Nature Of		Approximate
Address of Beneficial	Beneficial		Percent of
Owner (1)	Ownership (2)		Class (%)
Common	Marc Hazout	41,225,742(3)	28.96
Common	Ike Makrimichalos	750,000	0.53
Common	Andrea Calla	133,992(4)	0.09
Common	Susan Harte	50,000	0.04
Common	Gary Herman	750,000(5)	0.53
	All officers and directors as a group
Common	(6 persons)	42,909,734	30.15%

(1)	Except as noted above, the address for the above identified officers and directors of the Company is c/o 200 Davenport Road, Toronto, ON, Canada M5R 1J2.

(2)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to the shares shown. Except where indicated by footnote and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of voting securities shown as beneficially owned by them. Percentages are based upon the assumption that each shareholder has exercised all of the currently exercisable options he or she owns which are currently exercisable or exercisable within 60 days and that no other shareholder has exercised any options he or she owns.

(3)	The shares are in the name of Travellers International Inc., a company controlled by Marc Hazout the president and chief executive officer.

(4)	The shares are in the name of the Calla Group, a company for whom the director is the president and chief executive officer.

(5)	The shares are in the names of 720 Advisors, LLC and GH Ventures, LLC, companies for whom the director is a shareholder.

The above-referenced table is based on 142,332,019 issued and outstanding shares of common stock on the date of this filing.

EQUITY

As of December 31, 2025 and the date of this filing, the Company had 142,332,019 common shares issued and outstanding.

STOCK OPTIONS AND WARRANTS

As at December 31, 2025, and the date of this filing, the Company has no stock options or warrants outstanding.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

For the year ended December 31, 2025, the Company incurred $429,420 (C$600,000) (2024-$438,120; C$600,000) respectively, in management fees expense with Travellers International Inc. ("Travellers"), an Ontario company controlled by a director and the president and chief executive officer (the "CEO"); and $107,355 (C$150,000) (2024-$109,530; C$150,000) in management fees expense with the Company's chief financial officer (the "CFO"). As at December 31, 2025, unpaid remuneration and unpaid expenses in the amount of $1,007,247 (C$1,380,547) (2024-$488,294; C$702,581) is included in accounts payable and $332,724 (C$456,036) (2024-$212,695; C$306,036) in accrued liabilities in the consolidated balance sheets.

For the year ended December 31, 2025, the Company incurred $106,281 (C$148,500) (2024-$114,064; C$156,209) in rent expense paid under a lease agreement, currently under a month-to-month lease with Haute Inc. ("Haute"), an Ontario company controlled by the CEO. As at December 31, 2025, $62,411 (C$85,541) (December 31, 2024-$7,881; C$11,338) in outstanding rent expense including the related goods and services tax is included in accounts payable in the consolidated balance sheets.

In addition, during the year ended December 31, 2025, Travellers converted $nil (C$nil) (December 31, 2024-$101,130; C$135,600 in outstanding accounts payable) in outstanding accounts payable for nil (December 31, 2024-809,044) common shares of the Company, based on closing trading prices on the day prior to each conversion.

For those independent directors providing their services throughout 2025, the Company recorded directors' compensation in the amount of $53,678 (C$75,000) (2024-$68,456; C$93,750). As of December 31, 2025, outstanding directors' compensation of $313,395 (C$429,543) (2024-$246,407; C$354,543) is included in accrued liabilities in the consolidated balance sheets.

Furthermore, for the year ended December 31, 2025, the Company recognized management stock-based compensation expense of $nil (2024-$216,000), on the common stock issued to the CEO in 2023

Item 14. Principal Accounting Fees and Services.

The aggregate fees billed by the Company's external auditors in each of the last two fiscal years are as follows:

	2025	2024
Audit fees(1)	$54,570	$63,400
Audit-related fees(2)	$32,508	$38,700
Tax fees	$5,000	$5,000
All other fees(3)	$-	$-
Total	$92,078	$107,100

(1)	Audit fees consisted of the audit work on annual financial statements.
(2)	Audit-related fees consist of reviews of quarterly financial statements.
(3)	All other fees relate to tax filings other than income tax.

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

        (a) (2) Consolidated Financial Statement Schedules:

        None

        (a) (3) Exhibits:

Exhibit No.	Description [NTD - any of the Exhibit 4s and 10s that are no longer in effect can be deleted]

3.1	Form of Certificate of Incorporation of SusGlobal Energy Corp. (filed as Exhibit 3.1 to the Registrant's Post Effective Amendments for Registration Statement filed with the SEC on June 7, 2017 and incorporated herein by reference).

3.2	Form of Bylaws of SusGlobal Energy Corp. (filed as Exhibit 3.2 to the Registrant's S-4/A filed with the SEC on December 23, 2016 and incorporated herein by reference).

4.1	Specimen Common Stock certificate (filed as Exhibit 4.1 to the Registrant's S-4/A filed with the SEC on December 23, 2016 and incorporated herein by reference).

4.2	Description of Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (filed as Exhibit 4.2 to the Registrant's 10-K filed with the SEC on April 15, 2021 and incorporated by reference).

4.3	Mortgage Increase. (Filed as Exhibit 4.6 to the Registrant's Form 8-K. (filed with the SEC on August 20, 2021).

4.4	Form of Convertible Promissory Note issued by SusGlobal Energy Corp. on November 3, 2021 (filed as Exhibit 4.8 to the Registrant's 8-K filed with the SEC on November 9, 2021 and incorporated by reference).

4.5	Form of Convertible Promissory Note issued by SusGlobal Energy Corp. on December 2, 2021 (filed as Exhibit 4.9 to the Registrant's 8-K filed with the SEC on December 8, 2021 and incorporated by reference).

4.6	Form of Convertible Promissory Note issued by SusGlobal Energy Corp. on March 8, 2022 (filed as Exhibit 4.10 to the Registrant's 8-K filed with the SEC on March 15, 2022 and incorporated by reference).

4.7	Form of Convertible Promissory Note issued by SusGlobal Energy Corp. on March 8, 2022 (filed as Exhibit 4.11 to the Registrant's Form 8-K filed with the SEC on March 15, 2022 and incorporated by reference).

4.8	Form of Convertible Promissory Note issued by SusGlobal Energy Corp. on June 2022 (filed as Exhibit 4.12 to the Registrant's Form 8-K filed with the SEC on June 30, 2022 and incorporated by reference).

4.9	Amendments to the OID Convertible Promissory Notes, dated September 15, 2022 (filed as Exhibit 4.13 to the Registrant's Form 8-K Filed with the SEC on September 21, 2022.

4.10	Amendments to the OID Convertible Promissory notes, dated December 22, 2022 and December 29, 2022 (filed as Exhibit 4.14 to the Registrant's Form 8-K filed with the SEC on January 5, 2023 and incorporated by reference).

4.11	Mortgage charge dated November 2, 2023, by R. Williamson Consultants Ltd., P.I.C.K.S. Inc., and 2654666 Ontario Inc., (the lenders) and SusGlobal Energy Canada Corp., (the borrower-2nd mortgage) and 1684567 Ontario Inc., (collateral 3rd mortgage).

4.12	Mortgage renewal/extension agreement dated December 1, 2023, between R. Williamson Consultants Limited., P.I.C.K.S. Inc., Canada Western Trust Company (107861, 107862, 107863, 111,831, 113116 and 117354), Giovanni and Assunta Paglia, Joanne Brocca, Steve Silvani and Katelyn, (the lenders) and 1684567 Ontario Inc., and SusGlobal Energy Belleville Ltd., (the borrowers) and SusGlobal Energy Corp., (the guarantor).

4.13	Form of Convertible Promissory Note issued by SusGlobal Energy Corp., on April 12, 2024.

4.14	Promissory note between SusGlobal Energy Canada Corp., and Marc Hazout, dated December 6, 2023.

4.15	Promissory note between SusGlobal Energy Canada Corp., and Marc Hazout, dated January 9, 2024.

4.16	Mortgage agreement dated April 2, 2024 between R. Williamson Consultants Limited, P.I.C.K.S. Inc., and Treegrove Enterprises Inc., (the lenders) and 1684567 Ontario Inc., (the borrower).

4.17	First amendment, dated May 23, 2024, to convertible promissory note by and between SusGlobal Energy Corp., and AJB Capital Investments LLC, on April 12, 2024 (filed as Exhibit 4.1 to the Registrant's Form 10-Q filed with the SEC on June 7, 2024 and incorporated by reference).

10.1	Loan/Mortgage Commitment between Table Rock Holdings Inc., 1916761 Ontario Limited and D&D Brannan Consultants Inc., (the lenders) and 1684567 Ontario Inc., and SusGlobal Energy Belleville Ltd. (the borrowers) and SusGlobal Energy Corp. (the guarantor) (filed as Exhibit 10.1 to the Registrant's Form 10-Q filed with the SEC on August 14, 2019 and incorporated herein by reference).

10.2	General Security Agreement between Table Rock Holdings Inc., P.I.C.K.S. Inc., Canadian Western Trust Company, Giovanni and Assunta Paglia, Bob MacNelly and Shanna Young (the Secured Party), 1684567 Ontario Inc. (the Debtor) and SusGlobal Energy Corp., (the Guarantor) (filed as Exhibit 10.2 to the Registrant's Form 10-K filed with the SEC on April 7, 2020 and incorporated herein by reference).).

10.3	Guarantee by and between SusGlobal Energy Corp., and Private Lenders, dated August 13, 2021. (Filed as Exhibit 10.3 to the Registrant's Form 8-K filed with the SEC on August 20, 2021).

10.4	Form of Securities Purchase Agreement, effective March 8, 2022 (filed as Exhibit 10.5 to the Registrant's Form 8-K filed with the SEC on March 15, 2022).

10.5	Form of Securities Purchase Agreement, signed in June 2022 (filed as Exhibit 10.6 to the Registrant's Form 8-K filed with the SEC on June 30, 2022 and incorporated herein by reference).

10.6**	Executive Chairman Consulting Agreement between SusGlobal Energy Canada Corp., Travellers International Inc. and Marc Hazout effective January 1, 2023.

10.7**	Executive Consulting Agreement between SusGlobal Energy Canada Corp., and Ike Makrimichalos effective January 1, 2023.

10.8	Mortgage Commitment between R. Williamson Consultants Limited., P.I.C.K.S. Inc., and Canadian Western Trust Company (the lenders") and 1684567 Ontario Inc. (the "borrower") and SusGlobal Energy Corp. (the "guarantor"), on March 1, 2023.

10.9	Mortgage commitment by and between R. Williamson Consultants Limited, P.I.C.K.S. Inc., and 2654666 Ontario Inc., (the lenders) and 1684567 Ontario Inc., (the borrower) and SusGlobal Energy Canada Corp., (the guarantor) on November 2, 2023 for the land purchase (Filed as Exhibit 10.3 to the Registrant's Form 10-Q filed with the SEC on November 14, 2023 and incorporated by reference).

10.10	Form of Securities Purchase Agreement dated April 12, 2024.

19.1	Insider Trading Policy (Filed as Exhibit 19.1 to the Registrant's Form 10-K filed with the SEC on May 14, 2025 and incorporated herein by reference).

14.1	Code of Ethics. (Filed as Exhibit 14.1 to the Registrant's Form 10-K filed with the SEC on April 1, 2019 and incorporated herein by reference).

21.1	Subsidiaries of the Registrant (filed as Exhibit 21 to the Registrant's Form 10-K filed with the SEC on April 14, 2022).

31.1*	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

31.2*	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

32+	Certification by the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Management contract or compensatory plan or arrangement.
+	In accordance with SEC Release 33-8238, Exhibit 32 is being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUSGLOBAL ENERGY CORP.

July 14, 2026	By:	/s/ Marc Hazout
Marc Hazout
Executive Chairman, President and Chief Executive Officer

July 14, 2026	By:	/s/ Ike Makrimichalos
Ike Makrimichalos
Chief Financial Officer (Principal
Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Marc Hazout	Chairman of the Board, President and Chief Executive Officer	July 14, 2026
Marc Hazout	(principal executive officer) and Director

/s/ Ike Makrimichalos	Chief Financial Officer	July 14, 2026
Ike Makrimichalos	(principal financial and accounting officer)

/s/ Andrea Calla	Director	July 14, 2026
Andrea Calla

/s/ Gary Herman	Director	July 14, 2026
Gary Herman

/s/ Susan Harte	Director	July 14, 2026
Susan Harte

