Form 10-Q
period 2026-03-31
SusGlobal Energy Corp.
filed 2026-07-14
CIK 1652539

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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
Yes [  ]    No [X]

The number of shares of the registrant's common stock outstanding as of July 14, 2026 was 142,332,019.

2

SusGlobal Energy Corp.

INDEX TO FORM 10-Q

For the Three-Month Periods Ended March 31, 2026 and 2025

3

SUSGLOBAL ENERGY CORP.

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026 and 2025

(Expressed in United States Dollars)

(unaudited)

4

SusGlobal Energy Corp.

Interim Condensed Consolidated Balance Sheets

As at March 31, 2026 and December 31, 2025

(Expressed in United States Dollars)

(unaudited)

	March 31, 2026	December 31, 2025
ASSETS
Current Assets
Government remittances receivable	$7,952	9,581
Prepaid expenses and deposits (note 6)	27,170	23,177
Total Current Assets	35,122	32,758

Long-lived Assets, net (note 7)	2,857,047	2,971,262
Long-lived Assets held for sale (note 7)	5,739,200	5,836,800
Long-Term Assets	8,596,247	8,808,062
Total Assets	$8,631,369	$8,840,820
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities

Accounts payable (note 8)	$6,159,845	$6,012,657
Government remittances payable	412,943	414,156
Accrued liabilities (notes 8, 9, 12 and 18)	9,349,077	9,051,377
Current portion of long-term debt (note 9)-in default	9,742,824	9,730,662
Convertible promissory notes (note 10)-in default	14,760,920	14,458,322
Loans payable to related parties (note 12)	777,843	781,591
Total Current Liabilities	41,203,452	40,448,765
Total Liabilities	41,203,452	40,448,765

Stockholders' Deficiency
Preferred stock, $.0001 par value, 10,000,000 authorized, none issued and outstanding	-	-
Common stock, $.0001 par value, 150,000,000 authorized, 142,332,019 (2025- 142,332,019) shares issued and outstanding (note 13)	14,237	14,237
Additional paid-in capital	19,979,030	19,979,030
Accumulated deficit	(53,633,130)	(52,116,571)
Accumulated other comprehensive income	1,067,780	515,359

Stockholders' deficiency	(32,572,083)	(31,607,945)

Total Liabilities and Stockholders' Deficiency	$8,631,369	$8,840,820

Going concern (note 2)

Commitments (note 14)

Subsequent events (note 19)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

5

SusGlobal Energy Corp.
Interim Condensed Consolidated Statements of Operations and Comprehensive Loss

For the three-month periods ended March 31, 2026 and 2025

(Expressed in United States Dollars)

(unaudited)

	For the three-month periods ended
	March 31, 2026	March 31, 2025
Revenue	$-	$6,345

Cost of Sales
Depreciation	65,575	62,679
Direct wages and benefits	7,640	10,238
Equipment rental, delivery, fuel and repairs and maintenance	-	376,881
Utilities	1,314	922
Total cost of sales	74,529	450,720

Gross loss	(74,529)	(444,375)

Operating expenses
Management compensation-fees (note 8)	136,688	130,650
Professional fees	68,625	106,395
Interest expense (notes 8, 9, and 18)	399,408	348,090
Office and administration (note 8)	56,410	69,132
Rent and occupancy (note 8)	46,893	55,513
Filing fees	8,266	7,021
Directors' compensation (note 8)	13,669	13,065
Repairs and maintenance	-	261
Foreign exchange loss (income)	300,875	(20,197)
Total operating expenses	1,030,834	709,930

Net loss from operations before other expenses	(1,105,363)	(1,154,305)
Other expenses (note 15)	(411,196)	(727,353)
Net loss	(1,516,559)	(1,881,658)
Other comprehensive income
Foreign exchange income (loss)	552,421	(19,924)

Comprehensive loss	$(964,138)	$(1,901,582)

Net loss per share-basic and diluted	$(0.01)	$(0.01)

Weighted average number of common shares outstanding- basic and diluted	142,332,019	134,065,351

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

6

SusGlobal Energy Corp.

Interim Condensed Consolidated Statements of Changes in Stockholders' Deficiency

For the three-month periods ended March 31, 2026 and 2025

(Expressed in United States Dollars)

(unaudited)

	Number of Shares	Common Shares	Additional Paid- in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Stockholders' Deficiency

Balance-December 31, 2025	142,332,019	$14,237	$19,979,030	$(52,116,571)	$515,359	$(31,607,945)
Other comprehensive loss	-	-	-	-	552,421	552,421
Net loss	-	-	-	(1,516,559)		(1,516,559)
Balance-March 31, 2026	142,332,019	$14,237	$19,979,030	$(53,633,130)	$1,067,780	$(32,572,083)

Balance-December 31, 2024	131,332,019	$13,137	$19,760,130	$(46,429,702)	$1,855,556	$(24,800,879)
Shares issued on private placement	6,000,000	600	119,400	-	-	120,000
Other comprehensive loss	-	-	-	-	(19,924)	(19,924)
Net loss	-	-	-	(1,881,658)	-	(1,881,658)
Balance-March 31, 2025	137,332,019	$13,737	$19,879,530	$(48,311,360)	$1,835,632	$(26,582,461)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

7

SusGlobal Energy Corp.

Interim Condensed Consolidated Statements of Cash Flows

For the three-month periods ended March 31, 2026 and 2025

(Expressed in United States Dollars)

(unaudited)

	For the three-month period ended March 31, 2026	For the three-month period ended March 31, 2025
Cash flows from operating activities
Net loss	$(1,516,559)	$(1,881,658)
Adjustments for:
Depreciation	65,575	62,679
Provision for loss	108,598	108,598
Loss on revaluation of convertible promissory notes	302,598	618,755
Changes in non-cash working capital:
Government remittances receivable	1,493	4,489
Prepaid expenses and deposits	(8,748)	4,250
Accounts payable	251,485	221,979
Government remittances payable	5,804	(4,102)
Accrued liabilities	347,716	743,601
Net cash used in operating activities	(442,038)	(121,409)
Cash flows from financing activities
Advances of long-term debt	177,702	-
Advances of loans payable to related parties	8,748	14,633
Repayment of advances of loans payable to related parties	-	(14,633)
Proceeds on private placement	-	120,000
Net cash provided by financing activities	186,450	120,000
Effect of exchange rate on cash	255,588	1,067
Decrease in cash	-	(342)
Cash-beginning of period	-	1,295

Cash-end of period	$-	$953
Supplemental Cash Flow Disclosure:
Interest paid	$42,222	$24,388

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

8

SusGlobal Energy Corp.

Notes to the Interim Condensed Consolidated Financial Statements

March 31, 2026 and 2025

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

The Company incurred a net loss of $1,516,559 (2025-$1,881,658) for the three-month ended March 31, 2026 and as at that date had a working capital deficit of $41,168,330 (December 31, 2025-$40,416,007) and an accumulated deficit of $53,633,130 (December 31, 2025-$52,116,571) and expects to incur further losses in the development of its business.

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

SusGlobal Energy Corp.

Notes to the Interim Condensed Consolidated Financial Statements

March 31, 2026 and 2025

(Expressed in United States Dollars)

(unaudited)

3. Significant Accounting Policies

These interim condensed consolidated financial statements do not include all the information and footnotes required by US GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements of the Company for the years ended December 31, 2025 and 2024 and their accompanying notes.

4. Recently Issued Accounting Pronouncements

The Company has reviewed recently issued accounting pronouncements and plans to adopt those that are applicable to it. The Company does not expect the adoption of any of these pronouncements to have an impact on its results of operations or financial position.

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

The Company is not exposed to significant interest rate risk on its long-term debt as at March 31, 2026 and December 31, 2025.

Credit risk is the risk of loss associated with a counterparty's inability to perform its payment obligations. As at March 31, 2026, the Company's credit risk is primarily attributable to cash. As at March 31, 2026, the Company's cash was held with a reputable Canadian chartered bank and a United States of America bank.

With regards to credit risk with customers, the customers' credit evaluation is reviewed by management and account monitoring procedures are used to minimize the risk of loss. The Company believes that no additional credit risk beyond amounts provided for by the allowance for doubtful accounts are inherent in accounts receivable. As at March 31, 2026 and December 31, 2025, there was no allowance for doubtful accounts.

As at March 31, 2026, the Company is not exposed to concentration risk as it had no customer balances as at March 31, 2026 and December 31, 2025. The Company had no revenue for the three-month period ended March 31, 2026. For the three-month period ended March 31, 2025, the Company had one customer and this customer accounted for 100% of total revenue.

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

SusGlobal Energy Corp.

Notes to the Interim Condensed Consolidated Financial Statements

March 31, 2026 and 2025

(Expressed in United States Dollars)

(unaudited)

5. Financial Instruments, (continued)

Currency Risk

Although the Company's functional currency is the C$, the Company realizes a portion of its expenses in United States Dollars ("$"). Consequently, certain assets and liabilities are exposed to foreign currency fluctuations. As at March 31, 2026 $2,901,512 (December 31, 2025-$2,746,425) of the Company's net monetary liabilities were denominated in $. The Company has not entered into any hedging transactions to reduce the exposure to currency risk.

6. Prepaid Expenses and Deposits

Included in prepaid expenses and deposits are costs, primarily for administrative services to be expensed after March 31, 2026.

7. Long-lived Assets, net

		March 31, 2026		December 31, 2025
	Cost	Accumulated depreciation	Net book value	Net book value

Land	$1,512,279	$-	$1,512,279	$1,537,997
Composting buildings	2,175,243	1,107,230	1,068,013	1,119,358
Gore cover system	1,010,115	838,656	171,459	200,057
Driveway and paving	332,515	227,219	105,296	113,850
	$5,030,152	$2,173,105	$2,857,047	$2,971,262

Depreciation for the three-month period ended March 31, 2026, is disclosed in cost of sales in the amount of $65,575 (C$89,952) (2025-$62,679; C$89,952) in the interim condensed consolidated statements of operations and comprehensive loss.

Long-lived Assets-held for sale

On July 28, 2024, the Company's real estate broker listed the Company's two properties located in Hamilton, Ontario, Canada, (the "Hamilton Facility") for sale. On the recommendation of the real estate broker, there was no selling price noted. When the listing expired on February 5, 2025, the Company extended the listing to March 31, 2025. The Company did not renew the listing once expired on March 31, 2025. On October 16, 2025, the Company received a conditional offer to purchase the Hamilton Facility in the form of an Agreement of Purchase and Sale (the "APS") directly from a buyer. Refer also to subsequent events, note 19(a).

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

March 31, 2026 and 2025

(Expressed in United States Dollars)

(unaudited)

7. Long-lived Assets, net, (continued)

Actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.

8. Related Party Transactions

For the three-month period ended March 31, 2026, the Company incurred $109,350 (C$150,000) (2025-$104,520; C$150,000) in management fees expense with Travellers International Inc. ("Travellers"), an Ontario company controlled by a director and the president and chief executive officer (the "CEO"); and $27,338 (C$37,500)  (2025-$26,130; C$37,500) in management fees expense with the Company's chief financial officer (the "CFO"). As at March 31, 2026, unpaid remuneration and unpaid expenses in the amount of $1,112,028 (C$1,550,081) (December 31, 2025-$1,007,247; C$1,380,547) is included in accounts payable and $354,063 (C$493,536) (December 31, 2025-$332,724; C$456,036) is included in accrued liabilities in the interim condensed consolidated balance sheets.

For the three-month period ended March 31, 2026, the Company incurred $25,616 (C$35,138) (2025-$24,511; C$35,176), in rent expense paid under a lease agreement with Haute Inc. ("Haute"), an Ontario company controlled by the CEO. The lease agreement had expired and the Company is currently on a month-to-month arrangement. As at March 31, 2026, $43,617 (C$60,722) (December 31, 2025-$62,411; C$85,541) in outstanding rent expense including the related goods and services tax is included in accounts payable in the interim condensed consolidated balance sheets.

For the independent directors, the Company recorded directors' compensation during the three-month period ended March 31, 2026 of $13,669 (C$18,750) (2025-$13,065; C$18,750). As at March 31, 2026, outstanding directors' compensation of $321,606 (C$448,293) (December 31, 2025-$313,395; C$429,543) is included in accrued liabilities in the interim condensed consolidated balance sheets.

During the three-month period ended March 31, 2026, advances on loans payable to related parties totaled $8,748 (C$12,000) (2025-$14,633; C$21,000) and repayment of loans payable to related parties totaled $nil (C$nil) (2025-$14,633; C$21,000).

9. Long-Term Debt

	March 31, 2026	December 31, 2025
(a)i) Mortgage Payable-Past due June 1, 2024	$4,029,118	$4,097,638
(a)ii) Mortgage Payable-Past due March 1, 2024	1,076,100	1,094,400
(a)iii) Mortgage Payable-Past due November 2, 2025	1,510,673	1,459,200
(a)iv) Mortgage Payable-Past due November 2, 2024	753,270	766,080
(a)v) Mortgage Payable-Past due December 14, 2024	1,602,168	1,629,413
(a)vi) Mortgage Payable-Past due October 2, 2024	771,495	683,931
	9,742,824	9,730,662
Current portion	(9,742,824)	(9,730,662)
Long-Term portion	$-	$-

Refer also to going concern, note 2.

(a) i. On December 1, 2023, this 1st mortgage was renewed with a new maturity date of June 1, 2024 and a fixed interest rate of 13% per annum. On renewal, the 1st mortgage was increased by $298,640 (C$416,280), from $3,730,480 (C$5,200,000) to $4,029,118 (C$5,616,280), to account for increased interest based on the previous variable rate, three months of prepaid interest and a financing fee. The 1st mortgage is secured by the shares held of 1684567, a 1st mortgage on the Belleville Facility and a general assignment of rents. Financing fees on the 1st mortgage totaled $326,718 (C$455,419) and have been fully amortized at December 31, 2024.

SusGlobal Energy Corp.

Notes to the Interim Condensed Consolidated Financial Statements

March 31, 2026 and 2025

(Expressed in United States Dollars)

(unaudited)

9. Long-Term Debt, (continued)

ii. On March 1, 2023, the Company obtained a 2nd mortgage in the amount of $1,076,100 (C$1,500,000) bearing interest at the annual rate of 12%, repayable monthly, interest only with a maturity date of March 1, 2024, secured as noted under paragraph i) above. The Company incurred financing fees of $43,044 (C$60,000) and have been fully amortized by December 31, 2024.  An additional mortgage, as noted below under paragraph iv), was arranged to complete the purchase.

iii. On November 2, 2023, the Company completed the purchase of additional land, consisting of a 2.03-acre site in Hamilton, Ontario, Canada for $2,223,940 (C$3,100,000), prior to an additional disbursement of $41,950 (C$58,475) representing land transfer tax. The Company obtained a vendor take-back mortgage in the amount of $1,434,800 (C$2,000,000) bearing interest at 7% annually, payable monthly, interest only and maturing November 2, 2025. On March 9, 2026, this mortgage was assigned to certain private lenders in the amount of $1,510,673 (C$2,105,767), including any unpaid accrued interest and other charges.

iv. In connection with the purchase of additional land noted above under paragraph iii) above, a 2nd mortgage was obtained in the amount of $753,270 (C$1,050,000) bearing interest at 13% annually, payable monthly interest only and secured by a 3rd mortgage on the property at the Belleville Facility.

v. On December 14, 2023, the Company made arrangements to repay the previous 1st mortgage on the first property purchased in Hamilton, Ontario, Canada on August 17, 2021, for a new 1st mortgage in the amount of $1,602,168 (C$2,233,298) with new creditors. The original 1st mortgage was a vendor take back mortgage in the amount of $1,434,800 (C$2,000,000).

vi. On April 2, 2024, the Company received funds in the amount of $140,630 (C$196,028) for a $232,284 (C$323,786) 4th mortgage secured by the Belleville Facility bearing interest at 12% annually payable monthly interest only maturing October 2, 2024, cross collateralized by a 3rd mortgage secured by the additional land in Hamilton, Ontario, Canada, net of any unpaid interest, a financing fee of $19,370 (C$27,000) and six months of capitalized interest. Further, additional sums totaling $539,211 (C$751,619) were advanced after April 2, 2024, resulting in a balance of $771,495 (C$1,075,405) at March 31, 2026.

As at March 31, 2026, $2,129,439 (C$2,968,273) (December 31, 2025-$1,934,432; C$2,651,359) of accrued interest is included in accrued liabilities in the interim condensed consolidated balance sheets.

For the three-month period ended March, 2026, $298,767 (C$409,831) (2025-$266,686; C$382,729) in interest was incurred on the mortgages payable.

10. Convertible Promissory Notes

	March 31, 2026	December 31, 2025

(a) Convertible promissory note-October 28 and 29, 2021	$4,333,637	$4,224,384
(b) Convertible promissory note-March 3 and 7, 2022	8,612,440	8,424,964
(c) Convertible promissory note- June 23, 2022	1,604,733	1,604,733
(d) Convertible promissory note-April 12, 2024, amended May 23, 2024	210,110	204,241
	$14,760,920	$14,458,322

The convertible promissory notes are accounted for under the fair value option in the interim condensed consolidated balance sheets. The actual principal outstanding on the balance of the notes as at March 31, 2026 was $10,246,190 including accrued interest of $3,931,852 (2025-$9,907,272, including accrued interest of $3,564,889).

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

March 31, 2026 and 2025

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

As a result of the default on November 15, 2022, the Company was informed that the October 29, 2021 investor will now be accruing interest at the default rate of 24% per annum.  In addition, on October 4, 2023, an action was launched by the October 29, 2021 investor, who claimed he was owed $1,300,000 plus accrued interest which is after conversions of $318,100 during 2022 and 2023 and accrued interest of $1,046,269 as at March 31, 2026 (December 31, 2025-$969,337). The fair value of this convertible promissory note, included in the total in the table above, is $3,526,351 (December 31, 2025-$3,449,419). The Company intends to repay the balance owed when it is financially able to do so.

Further, the October 29, 2021 investor agreed not to convert more than $100,000 in any one conversion notice and the October 29, 2021 investor agreed not to issue an additional conversion notice unless and until any previously issued conversion shares have been sold by the October 29, 2021 investor or exceed 10% of the daily trading volume in selling the shares of the Company's common stock.

On December 22, 2022, the October 28, 2021 investor, whose October 28, 2021 investor note had a previous Principal Amount of $294,118 and a maturity date of July 28, 2022, provided the Company with an amendment whereby the maturity date of the October 28, 2021 investor note was extended to the earlier of July 28, 2023 or the occurrence of a Liquidity Event. In addition, the Company agreed that the investor could convert his October 28, 2021, investor note into shares of the Company's common stock at any time at the investor's option. Previously, the October 28, 2021 Note was only convertible upon the occurrence of the Liquidity Event. The Company also agreed to change the conversion price to be the lowest trading bid price of the Company's common stock on the trading day immediately prior to the conversion date multiplied with a 35% discount to that lowest price. Previously, the conversion price was a 30% discount to the price at which the securities were sold in connection with the Liquidity Event. In consideration for the extension of the maturity date, the Company agreed to issue the investor 500,000 shares of the

SusGlobal Energy Corp.

Notes to the Interim Condensed Consolidated Financial Statements

March 31, 2026 and 2025

(Expressed in United States Dollars)

(unaudited)

10. Convertible Promissory Notes, (continued)

Company's common stock. The Company used the with-and-without method to allocate the proceeds between the convertible promissory note and the common shares. As a result, all the proceeds were allocated to the convertible promissory note and $nil to the common shares. As a result of the default on July 28, 2023, the Company is now incurring interest at the default rate of 24%. As at March 31, 2026, this note had a principal balance of $578,485 (December 31, 2025-$509,841) including accrued interest of $256,325 (December 31, 2025-$187,681). The fair value of this convertible promissory note, included in the table above, is $807,286 (December 31, 2025-$774,965).

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

SusGlobal Energy Corp.

Notes to the Interim Condensed Consolidated Financial Statements

March 31, 2026 and 2025

(Expressed in United States Dollars)

(unaudited)

10. Convertible Promissory Notes, (continued)

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

As noted above, on June 8, 2023 the counsel for the March 2022 Investors provided the Company with a notice of default. This resulted in the principal balance of the March 2022 Investor Notes increasing in principal from $2,640,000 in total to $3,168,000, in total. In addition, interest is accruing at the rate of 24% per annum. As at March 31, 2026, the principal balance of the March 2022 investor notes totaled $5,730,174, including accrued interest of $2,562,174 (December 31, 2025-$5,542,698 including accrued interest of $2,374,698) is included in the convertible promissory notes balance.

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

The June 2022 Investor may convert the principal amount and any accrued but unpaid interest into the Company's common stock from time to time following an event of default ("Event of Default"), as defined in the June 2022 Investor Note, with interest accruing at the default interest rate of 15% per annum from the Event of Default, at a conversion price (the "Conversion Price") equal to the lesser of 90% (representing a 10% discount) multiplied by the price per share of the Common Stock at the public offering associated with the Event of Default.

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

March 31, 2026 and 2025

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

(d)    On April 12, 2024, the Company executed one convertible promissory note (the "April 2024 Investor Note") with the June 2022 in the amount of $120,000 bearing interest at 10% per annum and having an OID of 10%. The April 2024 Investor Note was amended by the June 2022 Investor on May 23, 2024 resulting in a principal increase of $12,223. The maturity date of the April 2024 Investor Note is October 12, 2024. The proceeds from the April 2024 Investor Note were used to repay certain outstanding accounts. If this April 2024 Investor Note is not repaid by the maturity date, it will bear interest at the lesser of 18% and the maximum amount permitted under the law from the due date until paid. The June 2022 Investor may convert this April 2024 Investor Note on an event of default. The conversion price, only upon an event of default, will be 90% (a 10% discount) based on the lowest trading price on the previous twenty trading days ending on the date of conversion. The initial reserved amount shall be 5,000,000 shares of common stock. The Company also incurred professional fees of $8,500 which reduced the net proceeds on this April 2024 Investor Note. As at March 31, 2026, the principal balance of the April 2024 Investor Note totaled $171,262, including accrued interest of $39,039 (December 31, 2025- $165,396 including accrued interest of $33,170).

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

Gains and losses attributable to changes in credit risk were insignificant during the three -month periods ended March 31, 2026 and 2025. The Company recognized a loss of $302,598 (2025-$618,755) attributed to the change in fair value of the convertible promissory notes for the three -month periods ended March 31, 2026 and 2025.

SusGlobal Energy Corp.

Notes to the Interim Condensed Consolidated Financial Statements

March 31, 2026 and 2025

(Expressed in United States Dollars)

(unaudited)

11. Fair Value Measurement

The following table presents information about the Company's financial assets and liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation:

		Fair value as at March 31, 2026 and December 31, 2025 Using:
		Level 3	March 31, 2026	December 31, 2025
Assets:	$		$-	$-
Liabilities:
Convertible promissory notes		14,760,920	14,760,920	14,458,322
		$14,760,920	$14,760,920	$14,458,322

During the three-month periods ended March 31, 2026 and 2025, there were no transfers between Level 1, Level 2, or Level 3. There were no financial assets or other liabilities measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025.

The following table summarizes the change in Level 3 financial instruments during the three-month period ended March 31, 2026 and year ended December 31, 2025.

	March 31, 2026	December 31, 2025
Fair value at December 31, 2025 and 2024	$14,458,322	$12,088,911
Mark to market	302,598	2,369,411
Fair value at March 31, 2026 and December 31, 2025	$14,760,920	$14,458,322

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

At the issuance dates of the convertible promissory notes, the probability of default ("PD") was assumed to be 75% (December 31, 2025-75%), except for those which were amended post maturity, which were assumed to be 100%. The probability of default was determined in reference to a 1-year PD rate for a 'CCC+' rating at issuance, and a combination of 'CC' and 'CCC' credit ratings at March 31, 2026 and December 31, 2025. Increasing (decreasing) the probability of default would result in a significantly higher (lower) fair value measurement.

Other significant unobservable inputs include the expected volatility and the credit spread. The expected volatility was based on the historical volatility over a look-back period that was consistent with the balance-remaining term of the instruments. Expected volatility of 189.2%  (December 31, 2025-320.8%) was used for the expected volatility. The discount for lack of marketability was determined using a range of option pricing methodologies using the remaining restriction term corresponding to each instrument on the relevant valuation date. The credit spread was determined in reference to credit yields of companies with similar credit risk at the date of valuation. A premium of 10% (December 31, 2025-10%) was added to the credit spread as an instrument specific adjustment to reflect the Company's risk of default. A value of 22.28% (December 31, 2025-22.28%) was used for the credit spread.

SusGlobal Energy Corp.

Notes to the Interim Condensed Consolidated Financial Statements

March 31, 2026 and 2025

(Expressed in United States Dollars)

(unaudited)

12. Loans Payable to Related Parties

	March 31, 2026	December 31, 2025
Directors	$48,500	$48,500
Officers	53,789	54,804
Shareholder	8,609	-
Haute Inc.	666,945	678,287
Total	$777,843	$781,591

The loans owing to directors were received by the Company on June 6, 2022, March 16, 2023 and June 21, 2024, are unsecured, bearing interest at 5% per annum and due on demand. During the three-month period ended March 31, 2026, $600 (2025-$773) in interest was incurred on the loans owing to directors.

On December 5, 2023, the Company received a loan from Haute Inc., in the amount of $430,440 (C$600,000) bearing interest at 13% per annum, due June 5, 2024. The net proceeds were $241,402 (C$336,495) after deducting outstanding interest on existing mortgages for a wholly owned subsidiary, 1684567, and other disbursements in the amount of $146,468 (C$204,165), a financing fee in the amount of $12,913 (C$18,000) plus the applicable harmonized sales taxes of $1,681 (C$2,340). In addition, six months of interest in the amount of $27,979 (C$39,000) was capitalized.

On January 9, 2024, the Company received a loan from Haute Inc., in the amount of $236,505 (C$329,670) bearing interest at 13% per annum due July 9, 2024. The proceeds received on January 9, 2024 net of capitalized interest of $13,989 (C$19,500) for six months and a financing fee of $6,457 (C$9,000) plus the applicable harmonized sales taxes of $839 (C$1,170) amounted to $215,220 (C$300,000).

During the three-month period ended March 31, 2026, $21,936 (C$30,214) (2025-$21,017; C$30,214) in interest was incurred on the two loans from Haute Inc.

During the three-month period ended March 31, 2026, advances on loans payable to related parties totaled $8,748 (C$12,000) (2025-$14,633; C$21,000) and repayment of loans payable to related parties totaled $nil (C$nil) (2025-$14,633; C$21,000).

13. Capital Stock

As at March 31, 2026, the Company had 150,000,000 common shares authorized with a par value of $.0001 per share and 142,332,019 (December 31, 2025-142,332,019) common shares issued and outstanding.

During the three-month period ended March 31, 2026, the Company raised $nil (2025-$120,000) in one private placement in the prior three-month period ended March 31, 2025 for the issuance of 6,000,000 common shares to Travellers, at a price of $0.02 per share.

14. Commitments

a)	There are no future minimum commitments for the CEO and the CFO as they are providing their services on a month-to-month as their previous executive consulting agreements have expired. The monthly fee for the CEO is $35,870 (C$50,000) and for the CFO $8,968 (C$12,500).

b)	The Company has agreed to lease its office premises from Haute on a month-to-month basis, at the monthly rate of $7,174 (C$10,000). The Company is responsible for all expenses and outlays in connection with its occupancy of the leased premises, including, but not limited to utilities, realty taxes and maintenance.

c)	Effective February 3, 2021, upon the successful completion of a Nasdaq listing, the Company has committed a payment of $300,000 to a consulting firm providing advisory and consulting services.

d)	On November 5, 2021, the Company committed to the design and construction of its Hamilton Facility including architectural and general contracting fees in the amount of $6,546,855 (C$9,125,809) plus applicable harmonized sales taxes. As noted under note 7, Long-lived Assets, net, the Hamilton Facility, is now held for sale. Refer also to subsequent events, note 19 (a).

SusGlobal Energy Corp.

Notes to the Interim Condensed Consolidated Financial Statements

March 31, 2026 and 2025

(Expressed in United States Dollars)

(unaudited)

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

The current letter of credit required by the MECP for the Belleville Facility is $457,441 (C$637,637) but the MECP has requested a payment of $105,090 (C$146,487), no later than July 15, 2026, to satisfy the financial assurance with the MECP. The Company is preparing to make the payment before the deadline. Refer also to subsequent events, note 19 (b).

The letter of credit is a requirement of the MECP and is in connection with the financial assurance provided by the Company for it to be in compliance with the MECPs environmental objectives. The MECP regularly evaluates the Company's Belleville Facility to ensure compliance is adhered to and the letter of credit is subject to change by the MECP. The financial assurance is based on the estimated environmental remediation and clean-up costs for the Belleville Facility. As a result of inspections carried out by the MECP during the prior years, some of which have resulted in MECP orders having been issued, the Company has accrued estimated and actual costs for corrective measures in orders issued by the MECP $2,777,020 (C$3,870,950) (December 31, 2025-$2,824,245; C$3,870,950). Refer also to subsequent events, note 19(b).

15. Other Expenses

	March 31, 2026	March 31, 2025
(a) Loss on revaluation of convertible promissory notes	$(302,598)	$(618,755)
(b) Provision for loss	(108,598)	(108,598)
	$(411,196)	$(727,353)

(a) Loss on revaluation of convertible promissory notes. Refer also to convertible promissory notes, note 10.

(b) The provision for loss relates to one of the March 2022 Investor Notes as disclosed under note18, legal proceedings.

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

The Company operates as one operating segment: renewable energy and operates in one country, Canada. Operating segments are defined as components of an enterprise for which separate financial information is regularly evaluated by the CODM, which is the Company's CEO, in deciding how to allocate resources and assess performance. The Company's CODM evaluates the Company's financial information and resources and assesses the performance of these resources on a consolidated basis. There is no expense or asset information that is supplemental to those disclosed in these consolidated financial statements, that are regularly provided to the CODM. The allocation of resources and assessment of performance of the operating segment is based on consolidated net loss as shown in the interim condensed consolidated statement of operations and comprehensive loss. The CODM considers net loss in the annual forecasting process and reviews actual results when making decisions about allocating resources. Since the Company operates as one operating segment, financial segment information, including profit or loss and asset information, can be found in the consolidated financial statements.

SusGlobal Energy Corp.

Notes to the Interim Condensed Consolidated Financial Statements

March 31, 2026 and 2025

(Expressed in United States Dollars)

(unaudited)

17. Economic Dependence

The Company did not generate any revenue for the three-month period ended March 31, 2026. In the prior three-month period ended March 31 2025, the company generated 100% of its revenue from one customer.

18. Legal Proceedings

From time to time, the Company may become involved in litigation relating to claims arising from the ordinary course of business. Management believes that there are currently no claims or actions pending against us, the ultimate disposition of which would have a material adverse effect on our results of operations, financial condition or cash flows, except as follows:

The Company has a claim against it for unpaid legal fees in the amount of $46,804 (C$65,241). The amount is included in accounts payable on the Company's interim condensed consolidated balance sheets.

On October 4, 2023, an action was launched by one of the October 2021 Investors, who claimed he was owed $1,300,000 plus accrued interest. The principal balance in the accounts and noted under convertible promissory notes, note 10(a) is $2,346,269 (December 31, 2025-$2,269,337), which is after conversions of $318,100 during 2022 and 2023 and includes accrued interest of $1,046,269 (December 31, 2025-$969,337). The Company has disclosed the fair value of this convertible promissory note as $3,526,351 (December 31, 2025-$3,449,419). The Company intends to repay the balance owed when it is financially able to do so.

On November 27, 2023 and March 6, 2024, the Company experienced an outflow of leachate impacted water from the stormwater pond at the Belleville Facility into the City of Belleville's (the "City") roadside ditch. The Company has been collaborating with its environmental consultants and its Canadian legal counsel to assess the damage caused, remediate this occurrence and report to the MECP.

On October 24, 2023, the Company received a letter from the utility company for unpaid hydro bills in the amount of $240,538 (C$335,291). The amount of this original claim and any amounts subsequently invoiced total $325,371 (C$453,542) as at December 31, 2025, included in accounts payable on the Company's consolidated balance sheets. On November 7, 2025, the Credit Bureau of Canada informed the Company that Hydro-One will consider settling for $260,297 (C$362,834) if settled by November 14, 2025. Management was not able to settle by this date and is considering all its options.

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

SusGlobal Energy Corp.

Notes to the Interim Condensed Consolidated Financial Statements

March 31, 2026 and 2025

(Expressed in United States Dollars)

(unaudited)

18. Legal Proceedings, (continued)

On May 16, 2024, the Company was informed by its Canadian legal counsel that the City issued an order against the Belleville Facility, its numbered company, 1684567 and its officers for the repayment of the cost of pumping out contaminated water from the City's roadside ditch, along with legal and other associated costs. On May 31, 2024, the companies and the officers filed notices of appeal to the Ontario Land Tribunal. The Company and its Canadian legal counsel were in discussions with the legal representatives from the City, to come to a resolution before any action by the Ontario Land Tribunal. On August 30, 2024, minutes of settlement were finalized between the City and the Company to settle for an amount of $93,262 (C$130,000) ten days following the sale of the Hamilton Facility. There are certain events of default, including not meeting the timeline set above and if the sale of the Hamilton Facility does not occur before January 31, 2025, it would result in the actual cost incurred by the City to be paid by the Company. The actual costs noted in the minutes of settlement totaled $138,092 (C$192,490). In addition, in connection with the minutes of settlement, the Company and its officers subsequently withdrew their appeals with the Ontario Land Tribunal on September 4, 2024, and the Ontario Land Tribunal closed their case. The Company's Hamilton Facility was not sold by January 31, 2025 and on February 10, 2025, the City issued a second order to the Companies and its two officers for an additional sum of $26,692 (C$37,207) representing additional costs resulting from the spill. The Company's counsel had responded to the City's counsel. On March 10, 2025, the City provided 1684567, the owner of the property at the Belleville Facility with a statement of outstanding property taxes, annual road maintenance assessments, interest, penalties and related costs totaling $161,994 (C$225,807). The outstanding property taxes, including annual road maintenance costs, interest and penalties at December 31, 2025, are included in accounts payable in the interim condensed consolidated balance sheets.

On June 10, 2024, the Company received a statement of claim from the general contractor, Gillam Construction Group Ltd. ("Gillam"), for the construction of the Hamilton Facility. Gillam also named the Company's two officers as defendants. The Company and its Canadian legal counsel were able to resolve the matter with the Plaintiff with a final settlement of $2,080,460 (C$2,900,000) if paid on or before November 30, 2024. Effective December 1, 2024, as a result of non-payment by the Company, the final settlement became $2,152,200 (C$3,000,000) and accrues interest at a variable rate using the Bank of Nova Scotia prime rate plus four percent (4%), compounded daily, due February 1, 2025. The settlement reached was over and above the original amount included in the accounts of the Company. The Company provided for this excess in the amount of $293,504 (C$409,122) as a loss on settlement during the year ended December 31, 2024. On February 1, 2025, the Company signed an extension to May 29, 2025, to repay the principal amount of $2,152,200 (C$3,000,000) plus accrued interest and legal fees. Effective February 1, 2025, the principal amount is accruing interest at a fixed rate of twelve and one-half percent (12.5%) annually, compounded daily. On May 29, 2025, the Company signed an extension with Gillam, extending the repayment date from May 29, 2025 to August 15, 2025 on the same terms and conditions as the previous extension dated February 1, 2025. The management of both Gillam and the Company are in discussions to settle the amounts owing tied into the sale of the Hamilton Facility. Refer also to subsequent events, note 19(a).

For the three-month period ended March 31, 2026, interest in the amount of $78,017 (C$107,019) (2025-$59,578: C$85,503) is included under interest expense in the interim condensed consolidated statements of operations and comprehensive loss. Refer also to subsequent events, notes 19(a).  On March 16, 2026, the Company signed an extension to the arrangement with Gillam for their outstanding mortgage, to August 15, 2026. The terms and conditions are otherwise unchanged. The Company intends to settle this outstanding mortgage on the sale of the Hamilton Facility.

On September 5, 2024, one of the Company's subsidiaries was served with a construction lien on the property at the Belleville Facility in the amount of $163,498 (C$227,904) representing outstanding accounts payable for environmental services provided by the contractor.

On March 3, 2025, the Company received a notice from the Ontario Supreme Court of Justice for unpaid fees with the Company's prior auditors. The outstanding amount includes fees of $50,994 (C$71,081), which is included under accounts payable in the interim condensed consolidated balance sheets and interest charged of $51,680 (C$72,038), which has been provided for, in total $102,675 (C$143,119). On May 6, 2025, the Company received an amended notice of motion returnable the week of May 19, 2025. The plaintiff would also seek to recover other costs and disbursements along with additional interest. On September 29, 2025, the Company received notice from the Ontario Superior Court of Justice that the Company's two bank accounts have been garnished for the total noted above. Management has been in discussions to settle this outstanding balance.

SusGlobal Energy Corp.

Notes to the Interim Condensed Consolidated Financial Statements

March 31, 2026 and 2025

(Expressed in United States Dollars)

(unaudited)

18. Legal Proceedings, (continued)

On March 12, 2025, the City informed 1684567 for outstanding property taxes, other charges including the amounts described above for costs resulting from the spill at the Belleville Facility. The amount noted by the City includes certain costs relating to 2025, in total $308,964 (C$430,672). The City demanded payment on or before April 23, 2025. On April 22, 2025, the City and 1684567 signed an extension agreement to provide for the payment of the amounts noted above along with the property taxes to be invoiced by the City during the extension period and any additional interest and penalties. These outstanding costs are being paid monthly, commencing April 22, 2025 through to March 22, 2026 in the amount of $32,833 (C$45,767). The payments have been made monthly with funds provided by the mortgage holders and included in the mortgages payable. Refer also to long-term debt, note 9(a)vi.

In a letter dated March 20, 2025, the Canada Revenue Agency (the "CRA"), informed the Company of outstanding harmonized sales taxes and payroll remittance amounts, including interest and penalties, owing for the Belleville Facility. The total amount is $582,936 (C$812,567) and includes amounts relating to 2025. The Company has included under accounts payable and under accrued liabilities in the interim condensed consolidated financial statements the amounts owing as at December 31, 2025. Management has been in discussions with the CRA to repay the outstanding amounts over a reasonable amount of time once funding is received.

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

On November 5, 2025, the Company's Belleville subsidiary and the CEO received a summons from the Ontario Court of Justice (the "Court"), issued under the Provincial Offenses Act, served by the MECP. The appearance before the Court in Belleville, Ontario, was held on December 1, 2025. The Company has accrued the fine levied by the MECP, in the amount of $200,640 (C$275,000), included under accrued liabilities in the consolidated balance sheets.  The judicial pre-trial date has been set for September 8, 2026.

19. Subsequent Events

The Company's management has evaluated subsequent events up to the date the interim condensed consolidated financial statements were issued, pursuant to the requirements of ASC 855 and has determined the following to be material subsequent events:

(a) On June 30, 2026, the Company sold the Hamilton Facility for $7,712,050 (C$10,750,000). In connection with this sale, the Company settled claims and outstanding amounts agreed to with Gillam and settled mortgages on the Hamilton Facility as agreed to by the private mortgagees.

(b) On June 30, 2026, in connection with the above sale, the Company issued a cheque which was certified on July 2, 2026, for a cash deposit for the financial assurance to the MECP in the amount of $105,090 (C$146,487). The certified cheque will be delivered to the Client Services & Permissions Branch (CSPB) located in Toronto, Ontario , Canada, once agreed to with the MECP. In addition, the Company issued a certified cheque in the amount of $93,291 (C$130,040) to pay for an assessment from the Corporation of the County of Hastings, located in Hastings County, Ontario, Canada.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this Management's Discussion and Analysis ("MD&A"), other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "would," "expect," "intend," "could," "estimate," "should," "anticipate," or "believe," and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. Readers should carefully review the risk factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the Securities and Exchange Commission on July 14, 2026.

The following MD&A is intended to help readers understand the results of our operation and financial condition, and is provided as a supplement to, and should be read in conjunction with, our Interim Unaudited Financial Statements and the accompanying Notes to Interim Unaudited Financial Statements under Part 1, Item 1 of this Quarterly Report on Form 10-Q.

Growth and percentage comparisons made herein generally refer to the three-month period ended March 31, 2026 compared with the three-month period ended March 31, 2025 unless otherwise noted. Unless otherwise indicated or unless the context otherwise requires, all references in this document to "we," "us," "our," the "Company," and similar expressions refer to SusGlobal Energy Corp., and depending on the context, its subsidiaries.

SPECIAL NOTICE ABOUT GOING CONCERN AUDIT OPINION

OUR AUDITORS ISSUED OPINIONS EXPRESSING SUBSTANTIAL DOUBT AS TO OUR ABILITY TO CONTINUE IN BUSINESS AS A GOING CONCERN FOR THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024. YOU SHOULD READ THIS QUARTERLY REPORT ON FORM 10-Q WITH THE "GOING CONCERN" ISSUES IN MIND.

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

On July 28, 2024, the Company's real estate broker listed the Company's Hamilton Facility for sale. On the recommendation of the real estate broker, there was no selling price noted.  The Hamilton Facility was re-listed on March 9, 2026 for a price of $8,967,500 (C$12,500,000) and on June 30, 2026 was sold for $7,712,050 (C$10,750,000).

On June 19, 2026, the Company received net proceeds of $17,130 (C$23,878), including the harmonized sales taxes, on the sale of 9,062 carbon credits.

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

As a result of an order issued by the Ministry of Labour, Immigration, Training and Skills Development, specifically relating to high ammonia levels in one of the Company's composting buildings, the Company ceased accepting waste after January 10, 2024, to address this and other compliance matters issued by the Ministry of the Environment, Conservation and Parks (the "MECP"). The Company also received orders from the MECP to address repairs, the clean-up of unusable waste on site, re-habilitating its stormwater management system and other matters. Management anticipates these matters will take several months to be completed and be able to re-open. This will require significant investment and is dependent on the Company securing funding. Our operating property, vehicle and equipment will require significant investment to carry out repairs and improvements as ordered by the MECP. This will also include the replacement of certain equipment at the Company's Belleville Facility.

Financings

(a) Securities Purchase Agreements

As at March 31, 2026, the Company had and currently has 6 security purchase agreements outstanding with 4 investors. The outstanding principal balance at March 31, 2026 of the convertible promissory notes was $10,246,190, including accrued interest of $3,931,852 with a fair value of $14,760,920. Please refer to the interim condensed consolidated financial statements, convertible promissory notes, note 10 and fair value measurement, note 11 for details on the convertible promissory notes.

(b) Mortgages

As at March 31, 2026, the Company had a total of six mortgages totaling $9,742,824 (C$13,580,742). The mortgages are all past due. Please refer to long-term debt, note 9, for details on the mortgages.

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

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2026 and December 31, 2025, the Company had  cash balances of $nil. and current debt obligations and other current liabilities in the amount of $41,203,358 (December 31, 2025-$40,448,765). As at March 31 2026, the Company had a working capital deficit of $41,168,330 (December 31, 2025-$40,416,007). The Company does not currently have sufficient funds to satisfy the current debt obligations.

The Company's total assets as at March 31, 2026 were $8,631,369 (December 31, 2025-$8,840,820) and total current liabilities were $41,203,452 (December 31, 2025-$40,448,765). Significant losses from operations have been incurred since inception and there is an accumulated deficit of $53,633,130 as at March 31, 2026 (December 31, 2025 -$52,116,571). Continuation as a going concern is dependent upon generating significant new revenue and generating external capital and securing debt to satisfy its creditors' demands and to achieve profitable operations while maintaining current fixed expense levels.

To pay for current liabilities and to fund any future operations, the Company requires significant new funds, which the Company may not be able to obtain. In addition to the funds required to liquidate the $41,203,452 in current debt obligations and other current liabilities, the Company estimates that approximately $4,000,000 must be raised to fund capital requirements and general corporate expenses for the next 12 months.

In the normal course of business, we are exposed to market risks, including changes in interest rates, certain commodity prices and Canadian currency rates. The Company does not use derivatives to manage these risks.

As at March 31, 2026, the Company's debt obligations totaled $25,281,587 (December 31, 2025-$24,970,575).  All debt obligations are past due.

The current letter of credit required by the MECP for the Belleville Facility was $457,441 (C$637,637) and now $105,090 (C$146,487). On June 30, 2026, the Company issued a cheque which was certified on July 2, 2026, for a cash deposit for the financial assurance to the MECP in the amount of $105,090 (C$146,487). The certified cheque will be delivered to the Client Services & Permissions Branch (CSPB) located in Toronto, Ontario , Canada, once agreed to with the MECP. In addition, the Company issued a certified cheque in the amount of $93,291 (C$130,040) to pay for an assessment from the Corporation of the County of Hastings, located in Hastings County, Ontario, Canada.

The letter of credit is a requirement of the MECP and is in connection with the financial assurance provided by the Company for it to be in compliance with the MECPs environmental objectives. The MECP regularly evaluates the Company's Belleville Facility to ensure compliance is adhered to and the letter of credit is subject to change by the MECP.  As a result of inspections carried out by the MECP during the prior years, some of which have resulted in MECP orders having been issued, the Company has accrued estimated and actual costs for corrective measures in orders issued by the MECP in the amount of $2,777,020 (C$3,870,950) (December 31, 2025-$2,824,245; C$3,870,950).

CONSOLIDATED RESULTS OF OPERATIONS - FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2026 COMPARED TO THE THREE-MONTH PERIOD ENDED MARCH 31, 2025

	For the three-month periods ended
	March 31, 2026	March 31, 2025

Revenue	$-	$6,345

Cost of Sales
Depreciation	65,575	62,679
Direct wages and benefits	7,640	10,238
Equipment rental, delivery, fuel and repairs and maintenance	-	376,881
Utilities	1,314	922
Total cost of sales	74,529	450,720

Gross loss	(74,529)	(444,375)

Operating expenses
Management compensation-fees	136,688	130,650
Professional fees	68,625	106,395
Interest expense	399,408	348,090
Office and administration	56,410	69,132
Rent and occupancy	46,893	55,513
Filing fees	8,266	7,021
Directors' compensation	13,669	13,065
Repairs and maintenance	-	261
Foreign exchange loss (income)	300,875	(20,197)
Total operating expenses	1,030,834	709,930

Net loss from operating activities	(1,105,363)	(1,154,305)

Other expenses	(411,196)	(727,353)
Net loss	$(1,516,559)	$(1,881,658)

As a result of an order issued by the Ministry of Labour, Immigration, Training and Skills Development, specifically relating to high ammonia levels in one of the Company's composting buildings at its Belleville Facility, the Company ceased accepting waste after January 10, 2024, to address this and other compliance matters issued by the MECP. The Company also received orders from the MECP to address repairs, the clean-up of unusable waste on site, re-habilitating its stormwater management system and other matters. Management anticipates these matters will take the balance of the year and into early 2026 to be completed and be able to reopen in early 2027. This will require significant investment and is dependent on the Company securing funding. The Company will require significant investment to carry out repairs and improvements, some of which as ordered by the MECP. This will also include replacement of certain equipment at the Belleville Facility.

The Company did not earn any revenue during the three-month period ended March 31, 2026 and $6,345 during the three-month period ended March 31, 2025 from the sale of carbon credits. Under normal operating conditions of the Belleville Facility, the Company processes organic and other waste received and produces the end product, compost. The cost of sales totaled $74,529 for the three-month period ended March 31, 2026, compared to $450,720 for the three-month period ended March 31, 2025. These costs include equipment rental, delivery, fuel, repairs and maintenance, direct wages and benefits, depreciation, utilities and outside contractors. Included are costs for actual and estimated expenditures for completing certain known compliance matters as ordered by the MECP, which did not increase in the current three-month period.

Operating expenses increased by $320,904 from $709,930 in the three-month period ended March 31, 2025 to $1,030,834 in the three-month period ended March 31, 2026, explained further below.

Management compensation relating to fees reduced by $6,038 impacted only by the translation of the Canadian dollar fees to the United States dollar. In Canadian dollars, the fees were unchanged.

Professional fees reduced by $37,770, from $106,395 in the three-month period ended March 31, 2025, to $68,625 in the three-month period ended March 31, 2026, primarily due to a reduction in legal fees and consulting fees for environmental services incurred in addressing the orders issued by the MECP.

Interest expense increased by $51,318 from $348,090 in the three-month period ended March 31, 2025, to $399,408 in the three-month period ended March 31, 2026. This increase was primarily due to the interest accruing on the obligation owing to the Company's general contractor for the Hamilton Facility and the increased mortgage balance during the current three-month period.

Office and administration expenses decreased by $12,722 from $69,132 in the three-month period ended March 31, 2025 to $56,410 in the three-month period ended March 31, 2026. The decrease was primarily due to a decrease in interest and penalties related to unpaid accounts payable and government remittances payable.

Rent and occupancy decreased by $8,620 from $55,513 in the three-month period ended March 31, 2025, to $46,893 in the three-month period ended March 31, 2026 primarily due to reductions in both property taxes and rent expense.

The Company has no active insurance policies in place and thus no insurance expense in the current and prior three-month periods

Filing fees increased by a nominal amount $1,245 from $7,021 in the three-month period ended March 31, 2025, to $8,266 in the three-month period ended March 31, 2026.

Directors' compensation increased by a nominal amount by $604 from $13,065 in the three-month period ended March 31, 2025, to $13,669 in the three-month period ended March 31, 2026, due to the weakening of the Canadian dollar compared to the United States dollar as the fees in Canadian dollars have not changed.

There were no repairs and maintenance in the current three-month period ended March 31 2026 compared to $261 in the three-month period ended March 31, 2025.

The foreign exchange income in the three-month period ended March 31, 2025, in the amount of $20,197 reduced to an expense of $300,875 in the three-month period ended March 31, 2026, a change of $321,072, due primarily to the translation of significant United States dollar denominated balances, such as the convertible promissory notes during a period where the Canadian dollar weakened compared to the United States dollar.

During the current three-month period ended March 31, 2026, the Company recorded a loss on the revaluation of the convertible promissory notes in the amount of $302,598 compared to a loss of $618,755 in the three-month period ended March 31, 2025. In addition, the company recognized a provision for loss for a March 2022 convertible promissory note in the amount of $108,598 in both three-month periods ended March 31, 2025 and March 31, 2026.  Overall, the other expenses decreased by $316,157.

As at March 31, 2026, the Company had a working capital deficit of $41,168,330 (December 31, 2025-$40,416,007), incurred a net loss of $1,516,559 (March 31, 2025-$1,881,658) for the three-month period ended March 31, 2026 and had an accumulated deficit of $53,633,130 (December 31, 2025-$52,116,571) and expects to incur further losses in the development of its business.

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

Stock-based compensation

The Company records compensation costs related to stock-based awards in accordance with ASC 718, Compensation-Stock Compensation, whereby the Company measures stock-based compensation cost at the grant date based on the estimated fair value of the award. Compensation cost is recognized on a straight-line basis over the requisite service period of the award. Where necessary, the Company utilizes the Black-Scholes option-pricing model to estimate the fair value of stock options granted, which requires the input of highly subjective assumptions including: the expected option life, the risk-free rate, the dividend yield, the volatility of the Company's stock price and an assumption for employee forfeitures. The risk-free rate is based on the U.S. Treasury bill rate at the date of the grant with maturity dates approximately equal to the expected term of the option. The Company has not historically issued any dividends and does not expect to in the near future. Changes in any of these subjective input assumptions can materially affect the fair value estimates and the resulting stock- based compensation recognized. The Company has not issued any stock options and has no stock options outstanding at March 31, 2026.

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

There were no new accounting pronouncements adopted during the three-month period ended March 31, 2026.

EQUITY

As at March 31, 2026, the Company had 142,332,019 common shares issued and outstanding. As of the date of this filing, the Company also had 142,332,019 common shares issued and outstanding.

STOCK OPTIONS, WARRANTS AND RESTRICTED STOCK UNITS

The Company has no stock options, warrants or restricted stock units outstanding as at March 31, 2026 and as of the date of this filing.

RELATED PARTY TRANSACTIONS

For the three-month period ended March 31, 2026, the Company incurred $109,350 (C$150,000) (2025-$104,520; C$140,000) in management fees expense with Travellers International Inc. ("Travellers"), an Ontario company controlled by a director and the president and chief executive officer (the "CEO"); and $27,338 (C$37,500) (2025-$26,130; C$37,500) in management fees expense with the Company's chief financial officer (the "CFO"). As at March 31, 2026, unpaid remuneration and unpaid expenses in the amount of $1,112,028 (C$1,550,081) (December 31, 2025-$1,007,247; C$1,380,547) is included in accounts payable and $354,063 (C$493,536) (December 31, 2025-$332,724; C$456,036) is included in accrued liabilities in the interim condensed consolidated balance sheets.

For the three-month period ended March 31, 2026, the Company incurred $25,616 (C$35,138) (2025-$24,511; C$35,176), in rent expense paid under a lease agreement with Haute Inc. ("Haute"), an Ontario company controlled by the CEO. The lease agreement had expired and the Company is currently on a month-to-month arrangement. As at March 31, 2026, $43,617 (C$60,722) (December 31, 2025-$62,411; C$85,541) in outstanding rent expense including the related goods and services tax is included in accounts payable in the interim condensed consolidated balance sheets.

For the independent directors, the Company recorded directors' compensation during the three-month period ended March 31, 2026 of $13,669 (C$18,750) (2025-$13,065; C$18,750). As at March 31, 2026, outstanding directors' compensation of $321,606 (C$448,293) (December 31, 2025-$313,395; C$429,543) is included in accrued liabilities in the interim condensed consolidated balance sheets.

During the three-month period ended March 31, 2026, advances on loans payable to related parties totaled $8,748 (C$12,000) (2025-$14,633; C$21,000) and repayment of loans payable to related parties totaled $nil (C$nil) (2025-$14,633; C$21,000).

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

Changes in Internal Control over Financial Reporting

During the three-month period ended March 31, 2026, there were no changes made by management to its internal controls over financial reporting.

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

The Company has a claim against it for unpaid legal fees in the amount of $46,804 (C$65,241). The amount is included in accounts payable on the Company's interim condensed consolidated balance sheets.

On October 4, 2023, an action was launched by one of the October 2021 Investors, who claimed he was owed $1,300,000 plus accrued interest. The principal balance in the accounts and noted under convertible promissory notes, note 10(a) is $2,346,269 (December 31, 2025-$2,269,337), which is after conversions of $318,100 during 2022 and 2023 and includes accrued interest of $1,046,269 (December 31, 2025-$969,337). The Company has disclosed the fair value of this convertible promissory note as $3,526,351 (December 31, 2025-$3,449,419). The Company intends to repay the balance owed when it is financially able to do so.

On November 27, 2023 and March 6, 2024, the Company experienced an outflow of leachate impacted water from the stormwater pond at the Belleville Facility into the City of Belleville's (the "City") roadside ditch. The Company has been collaborating with its environmental consultants and its Canadian legal counsel to assess the damage caused, remediate this occurrence and report to the MECP.

On October 24, 2023, the Company received a letter from the utility company for unpaid hydro bills in the amount of $240,538 (C$335,291). The amount of this original claim and any amounts subsequently invoiced total $325,371 (C$453,542) as at December 31, 2025, included in accounts payable on the Company's interim condensed consolidated balance sheets. On November 7, 2025, the Credit Bureau of Canada informed the Company that Hydro-One will consider settling for $260,297 (C$362,834) if settled by November 14, 2025. Management was not able to settle by this date and is considering all its options.

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

On May 16, 2024, the Company was informed by its Canadian legal counsel that the City issued an order against the Belleville Facility, its numbered company, 1684567 and its officers for the repayment of the cost of pumping out contaminated water from the City's roadside ditch, along with legal and other associated costs. On May 31, 2024, the companies and the officers filed notices of appeal to the Ontario Land Tribunal. The Company and its Canadian legal counsel were in discussions with the legal representatives from the City, to come to a resolution before any action by the Ontario Land Tribunal. On August 30, 2024, minutes of settlement were finalized between the City and the Company to settle for an amount of $93,262 (C$130,000) ten days following the sale of the Hamilton Facility. There are certain events of default, including not meeting the timeline set above and if the sale of the Hamilton Facility does not occur before January 31, 2025, it would result in the actual cost incurred by the City to be paid by the Company. The actual costs noted in the minutes of settlement totaled $138,092 (C$192,490). In addition, in connection with the minutes of settlement, the Company and its officers subsequently withdrew their appeals with the Ontario Land Tribunal on September 4, 2024, and the Ontario Land Tribunal closed their case. The Company's Hamilton Facility was not sold by January 31, 2025 and on February 10, 2025, the City issued a second order to the Companies and its two officers for an additional sum of $26,692 (C$37,207) representing additional costs resulting from the spill. The Company's counsel had responded to the City's counsel. On March 10, 2025, the City provided 1684567, the owner of the property at the Belleville Facility with a statement of outstanding property taxes, annual road maintenance assessments, interest, penalties and related costs totaling $161,994 (C$225,807). The outstanding property taxes, including annual road maintenance costs, interest and penalties at December 31, 2025, are included in accounts payable in the interim condensed consolidated balance sheets.

On June 10, 2024, the Company received a statement of claim from the general contractor, Gillam Construction Group Ltd. ("Gillam"), for the construction of the Hamilton Facility. Gillam also named the Company's two officers as defendants. The Company and its Canadian legal counsel were able to resolve the matter with the Plaintiff with a final settlement of $2,080,460 (C$2,900,000) if paid on or before November 30, 2024. Effective December 1, 2024, as a result of non-payment by the Company, the final settlement became $2,152,200 (C$3,000,000) and accrues interest at a variable rate using the Bank of Nova Scotia prime rate plus four percent (4%), compounded daily, due February 1, 2025. The settlement reached was over and above the original amount included in the accounts of the Company. The Company provided for this excess in the amount of $293,504 (C$409,122) as a loss on settlement during the year ended December 31, 2024. On February 1, 2025, the Company signed an extension to May 29, 2025, to repay the principal amount of $2,152,200 (C$3,000,000) plus accrued interest and legal fees. Effective February 1, 2025, the principal amount is accruing interest at a fixed rate of twelve and one-half percent (12.5%) annually, compounded daily. On May 29, 2025, the Company signed an extension with Gillam, extending the repayment date from May 29, 2025 to August 15, 2025 on the same terms and conditions as the previous extension dated February 1, 2025. The management of both Gillam and the Company are in discussions to settle the amounts owing tied into the sale of the Hamilton Facility. Refer also to subsequent events, note 19(a).

For the three-month period ended March 31, 2026, interest in the amount of $78,017 (C$107,019) (2025-$59,578: C$85,503) is included under interest expense in the interim condensed consolidated statements of operations and comprehensive loss. Refer also to subsequent events, notes 19(a).  On March 16, 2026, the Company signed an extension to the arrangement with Gillam for their outstanding mortgage, to August 15, 2026. The terms and conditions are otherwise unchanged. The Company intends to settle this outstanding mortgage on the sale of the Hamilton Facility.

On September 5, 2024, one of the Company's subsidiaries was served with a construction lien on the property at the Belleville Facility in the amount of $163,498 (C$227,904) representing outstanding accounts payable for environmental services provided by the contractor.

On March 3, 2025, the Company received a notice from the Ontario Supreme Court of Justice for unpaid fees with the Company's prior auditors. The outstanding amount includes fees of $50,994 (C$71,081), which is included under accounts payable in the interim condensed consolidated balance sheets and interest charged of $51,680 (C$72,038), which has been provided for, in total $102,675 (C$143,119). On May 6, 2025, the Company received an amended notice of motion returnable the week of May 19, 2025. The plaintiff would also seek to recover other costs and disbursements along with additional interest. On September 29, 2025, the Company received notice from the Ontario Superior Court of Justice that the Company's two bank accounts have been garnished for the total noted above. Management has been in discussions to settle this outstanding balance.

On March 12, 2025, the City informed 1684567 for outstanding property taxes, other charges including the amounts described above for costs resulting from the spill at the Belleville Facility. The amount noted by the City includes certain costs relating to 2025, in total $308,964 (C$430,672). The City demanded payment on or before April 23, 2025. On April 22, 2025, the City and 1684567 signed an extension agreement to provide for the payment of the amounts noted above along with the property taxes to be invoiced by the City during the extension period and any additional interest and penalties. These outstanding costs are being paid monthly, commencing April 22, 2025 through to March 22, 2026 in the amount of $32,833 (C$45,767). The payments have been made monthly with funds provided by the mortgage holders and included in the mortgages payable. Refer also to long-term debt, note 9(a)vi.

In a letter dated March 20, 2025, the Canada Revenue Agency (the "CRA"), informed the Company of outstanding harmonized sales taxes and payroll remittance amounts, including interest and penalties, owing for the Belleville Facility. The total amount is $582,936 (C$812,567) and includes amounts relating to 2025. The Company has included under accounts payable and under accrued liabilities in the interim condensed consolidated financial statements the amounts owing as at December 31, 2025. Management has been in discussions with the CRA to repay the outstanding amounts over a reasonable amount of time once funding is received.

On August 29, 2025, the Company received a claim from the architectural firm who designed the Hamilton Facility for outstanding accounts payable in the amount of $185,054 (C$253,638) which is included under accounts payable in the Company's interim condensed  consolidated balance sheets. The claimant names the Company and several subsidiaries, along with the Company’s officers and two directors. Management has been in discussions with the claimant's key principal and the architectural firm's counsel to resolve the timing of settlement of the outstanding accounts payable.

On November 5, 2025, the Company's Belleville subsidiary and the CEO received a summons from the Ontario Court of Justice (the "Court"), issued under the Provincial Offenses Act, served by the MECP. The appearance before the Court in Belleville, Ontario, was held on December 1, 2025. The Company has accrued the fine levied by the MECP, in the amount of $200,640 (C$275,000), included under accrued liabilities in the interim condensed consolidated balance sheets.  The judicial pre-trial date has been set for September 8, 2026.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three-month period ended March 31, 2026, the Company did not have any unregistered sales of equities.

Item 3. Defaults upon Senior Securities.

Refer to the Financings section, including (a) Securities Purchase Agreements and (b) Mortgages, under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

