Form 10-Q
period 2026-06-30
SusGlobal Energy Corp.
filed 2026-08-13
CIK 1652539

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

Yes [  ]    No [X]

The number of shares of the registrant's common stock outstanding as of August 13, 2026 was 142,332,019.

2

SusGlobal Energy Corp.

INDEX TO FORM 10-Q

For the Three-Month and Six-Month Periods Ended June 30, 2026 and 2025

3

SUSGLOBAL ENERGY CORP.

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026 and 2025

(Expressed in United States Dollars)

(unaudited)

4

SusGlobal Energy Corp.

Interim Condensed Consolidated Balance Sheets

As at June 30, 2026 and December 31, 2025

(Expressed in United States Dollars)

(unaudited)

	June 30, 2026	December 31, 2025
ASSETS
Current Assets
Cash	$213,375	-
Government remittances receivable	37,622	9,581
Prepaid expenses and deposits (note 6)	40,210	23,177
Total Current Assets	291,207	32,758

Long-lived Assets, net (note 7)	2,739,187	2,971,262
Long-lived Assets held for sale (note 7)	-	5,836,800
Long-Term Assets	2,739,187	8,808,062
Total Assets	$3,030,394	$8,840,820
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
Accounts payable	$2,701,589	$4,943,000
Accounts payable-related parties (note 8)	1,316,826	1,069,657
Government remittances payable	420,802	414,156
Accrued liabilities (notes 9, 12 and 18)	7,307,719	8,405,258
Accrued liabilities-related parties (note 8)	702,348	646,119
Current portion of long-term debt (note 9)-in default	5,728,295	9,730,662
Convertible promissory notes (note 10)-in default	14,968,408	14,458,322
Loans payable to related parties (note 12)	82,722	781,591
Total Current Liabilities	33,228,709	40,448,765
Total Liabilities	33,228,709	40,448,765

Stockholders' Deficiency
Preferred stock, $.0001 par value, 10,000,000 authorized, none issued and outstanding	-	-
Common stock, $.0001 par value, 150,000,000 authorized, 142,332,019 (2025- 142,332,019) shares issued and outstanding (note 13)	14,237	14,237
Additional paid-in capital	19,979,030	19,979,030
Accumulated deficit	(51,819,958)	(52,116,571)
Accumulated other comprehensive income	1,628,376	515,359
Stockholders' deficiency	(30,198,315)	(31,607,945)
Total Liabilities and Stockholders' Deficiency	$3,030,394	$8,840,820

Going concern (note 2)

Commitments (note 14)

Subsequent events (note 19)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

5

SusGlobal Energy Corp.
Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

For the three and six-month periods ended June 30, 2026 and 2025

(Expressed in United States Dollars)

(unaudited)

	For the three-month periods ended		For the six-month periods ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025

Revenue	$17,331	$25,995	$17,331	$32,340

Cost of Sales
Depreciation (note 7)	65,000	65,017	130,575	127,696
Direct wages and benefits	4,061	15,871	11,701	26,109
Equipment rental, delivery, fuel and repairs and maintenance	-	26,649	-	403,530
Utilities	1,303	944	2,617	1,866
Total cost of sales	70,364	108,481	144,893	559,201

Gross loss	(53,033)	(82,486)	(127,562)	(526,861)
Operating expenses
Management compensation-fees (note 8)	135,487	135,525	272,175	266,175
Professional fees	(7,725)	64,535	60,900	170,930
Interest expense (notes 8, 9, 10, 13 and 17)	528,481	369,001	927,889	717,091
Office and administration (note 7)	23,417	32,111	79,827	101,243
Rent and occupancy (note 8)	83,087	66,003	129,980	121,516
Filing fees	5,191	9,928	13,457	16,949
Directors' compensation (note 8)	13,549	13,553	27,218	26,618
Repairs and maintenance	-	161	-	422
Foreign exchange (income) loss	353,433	(767,824)	654,308	(788,021)
Total operating expenses	1,134,920	(77,007)	2,165,754	632,923
Net loss from operating activities	(1,187,953)	(5,479)	(2,293,316)	(1,159,784)
Other income (expenses) (note 15)	3,001,125	(814,012)	2,589,929	(1,541,365)
Net income (loss)	1,813,172	(819,491)	296,613	(2,701,149)
Other comprehensive income (loss)
Foreign exchange income (loss)	560,596	(1,418,394)	1,113,017	(1,438,318)

Comprehensive income (loss)	$2,373,768	$(2,237,885)	$1,409,630	$(4,139,467)
Net income (loss) per share
Basic	$0.01	$(0.01)	$0.00	$(0.02)
Diluted	$0.00	$(0.01)	$0.00	$(0.02)
Weighted average number of common shares outstanding
Basic	142,332,019	139,090,260	142,332,019	136,591,688
Diluted	682,315,094	139,090,260	682,315,094	136,591,688

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

6

SusGlobal Energy Corp.

Interim Condensed Consolidated Statements of Changes in Stockholders' Deficiency

For the three and six-month periods ended June 30, 2026 and 2025

(Expressed in United States Dollars)

(unaudited)

	Number of Shares	Common Shares	Additional Paid- in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Stockholders' Deficiency

Balance-December 31, 2025	142,332,019	$14,237	$19,979,030	$(52,116,571)	$515,359	$(31,607,945)
Other comprehensive income	-	-	-	-	552,421	552,421
Net loss	-	-	-	(1,516,559)		(1,516,559)
Balance-March 31, 2026	142,332,019	$14,237	$19,979,030	$(53,633,130)	$1,067,780	$(32,572,083)
Other comprehensive income	-	-	-	-	560,596	560,596
Net Income	-	-	-	1,813,172	-	1,813,172
Balance-June 30, 2026	142,332,019	14,237	19,979,030	(51,819,958)	1,628,376	(30,198,315)

Balance-December 31, 2024	131,332,019	$13,137	$19,760,130	$(46,429,702)	$1,855,556	$(24,800,879)
Shares issued on private placement	6,000,000	600	119,400	-	-	120,000
Other comprehensive loss	-	-	-	-	(19,924)	(19,924)
Net loss	-	-	-	(1,881,658)	-	(1,881,658)
Balance-March 31, 2025	137,332,019	$13,737	$19,879,530	$(48,311,360)	$1,835,632	$(26,582,461)
Shares issued on private placement	5,000,000	500	99,500	-	-	100,000
Other comprehensive loss	-	-	-	-	(1,418,394)	(1,418,394)
Net loss	-	-	-	(819,491)	-	(819,491)
Balance-June 30, 2025	142,332,019	14,237	19,979,030	(49,130,851)	(3,254,026)	(28,720,346)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

7

SusGlobal Energy Corp.

Interim Condensed Consolidated Statements of Cash Flows

For the six-month periods ended June 30, 2026 and 2025

(Expressed in United States Dollars)

(unaudited)

	For the six-month period ended June 30, 2026	For the six-month period ended June 30, 2025
Cash flows from operating activities
Net income (loss)	$296,613	$(2,701,149)
Adjustments for:
Depreciation	130,575	127,696
Gain on sale of Hamilton Facility	(1,829,626)	-
Forgiveness of accrued interest on the sale of the Hamilton Facility	(1,191,850)	-
Adjustment to previously recorded provision for loss	(296,941)	-
Provision for loss	218,402	191,637
Loss on revaluation of convertible promissory notes	510,086	1,349,728
Changes in non-cash working capital:
Other receivables	-	(25,876)
Government remittances receivable	(29,272)	9,577
Prepaid expenses and deposits	(26,660)	(3,804)
Accounts payable	(1,234,834)	251,853
Accounts payable-related parties	(601,891)	54,500
Government remittances payable	22,019	(3,453)
Accrued liabilities	481,503	988,094
Accrued liabilities-related parties	46,278	86,696
Net cash used in operating activities	(3,505,598)	325,499
Cash flows from investing activities
Proceeds on sale of long-lived assets held for sale	7,636,026	-
Net cash provided by investing activities	7,636,026	-
Cash flows from financing activities
Advances of long-term debt	600,962	126,179
Repayments of long-term debt	(4,372,750)	-
Advances of loans payable to related parties	26,627	19,014
Repayment of advances of loans payable to related parties	(714,207)	(17,745)
Proceeds on private placement	-	220,000
Net cash provided by financing activities	(4,459,368)	347,448
Effect of exchange rate on cash	542,315	(665,135)
Increase in cash	213,375	7,812
Cash-beginning of period	-	1,295

Cash-end of period	$213,375	$9,107
Supplemental Cash Flow Disclosure:
Interest paid	$42,037	$41,405

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

8

SusGlobal Energy Corp. Notes to the Interim Condensed Consolidated Financial Statements June 30, 2026 and 2025 (Expressed in United States Dollars) (unaudited)

1. Nature of Business and Basis of Presentation

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

The Company incurred a net income of $296,613 (2025-net loss of $2,701,149) for the six-months ended June 30, 2026 and as at that date had a working capital deficit of $32,937,502 (December 31, 2025-$40,416,007) and an accumulated deficit of $51,819,958 (December 31, 2025-$52,116,571) and expects to incur further losses in the development of its business.

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

June 30, 2026 and 2025

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

The Company is not exposed to significant interest rate risk on its long-term debt as at June 30, 2026 and December 31, 2025.

Credit risk is the risk of loss associated with a counterparty's inability to perform its payment obligations. As at June 30, 2026, the Company's credit risk is primarily attributable to cash. As at June 30, 2026, the Company's cash was held with a reputable Canadian chartered bank.

With regards to credit risk with customers, the customers' credit evaluation is reviewed by management and account monitoring procedures are used to minimize the risk of loss. The Company believes that no additional credit risk beyond amounts provided for by the allowance for doubtful accounts are inherent in accounts receivable. As at June 30, 2026 and December 31, 2025, there was no allowance for doubtful accounts.

As at June 30, 2026, the Company is not exposed to concentration risk as it had no customer balances as at June 30, 2026 and December 31, 2025. The Company had one customer whose revenue individually represented 10% or more of the Company's total revenue. This customer accounted for 100% (June 30, 2025-100% from one customer) of total revenue.

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

SusGlobal Energy Corp.

Notes to the Interim Condensed Consolidated Financial Statements

June 30, 2026 and 2025

(Expressed in United States Dollars)

(unaudited)

5. Financial Instruments, (continued)

The Company actively monitors its liquidity to ensure that its cash flows and working capital are adequate to support its financial obligations and the Company's capital programs. To continue operations, the Company will need to raise capital and complete the refinancing and refurbishment of its real property and organic waste processing and composting facility (the "Belleville Facility"). There is no assurance of funding being available or available on acceptable terms. Realization values may be substantially different from carrying values as shown. Refer also to going concern, note 2.

Currency Risk

Although the Company's functional currency is the C$, the Company realizes a portion of its expenses in United States Dollars ("$").  Consequently, certain assets and liabilities are exposed to foreign currency fluctuations. As at June 30, 2026 $2,935,703 (December 31, 2025-$2,746,425) of the Company's net monetary liabilities were denominated in $. The Company has not entered into any hedging transactions to reduce the exposure to currency risk.

6. Prepaid Expenses and Deposits

Included in prepaid expenses and deposits are costs, primarily for administrative services to be expensed after June 30, 2026.

7. Long-lived Assets, net

		June 30, 2026		December 31, 2025
	Cost	Accumulated depreciation	Net book value	Net book value

Land	$1,483,400	$-	$1,483,400	$1,537,997
Composting buildings	2,133,702	1,118,091	1,015,611	1,119,358
Gore cover system	990,825	847,411	143,414	200,057
Driveway and paving	326,165	229,403	96,762	113,850
	$4,934,092	$2,194,905	$2,739,187	$2,971,262

Depreciation for the three and six-month periods ended June 30, 2026, is disclosed in cost of sales in the amounts of $65,000 (C$89,953) and $130,575 (C$179,905) (2025-$65,017; C$89,952 and $127,696; C$179,904) respectively, in the interim condensed consolidated statements of operations and comprehensive income (loss).

Long-lived Assets-held for sale

On July 28, 2024, the Company's real estate broker listed the Company's two properties located in Hamilton, Ontario, Canada (the "Hamilton Facility") for sale. On the recommendation of the real estate broker, there was no selling price noted.  The Hamilton Facility was re-listed on March 9, 2026 for a price of $8,796,625 (C$12,500,000) and on June 30, 2026 was sold for $7,564,775 (C$10,750,000). The net proceeds from the sale after deducting the real estate commission and legals amounted to $7,636,026 (C$10,520,840), resulting in a gain of $1,829,626 (C$2,520,840). Refer also to other income (expenses), note 15(b).

8. Related Party Transactions

For the three and six-month periods ended June 30, 2026, the Company incurred $110,390 (C$150,000) and $217,740 (C$300,000)  (2025-$108,420; C$150,000 and $212,940; C$300,000) respectively, in management fees expense with Travellers International Inc. ("Travellers"), an Ontario company controlled by a director and the president and chief executive officer (the "CEO"); and $27,097 (C$37,500) and $54,435 (C$75,000) (2025-$27,105; C$37,500 and $53,235; C$75,000) respectively, in management fees expense with the Company's chief financial officer (the "CFO"). As at June 30, 2026, unpaid remuneration and unpaid expenses in the amount of $1,210,069 (C$1,719,581) (December 31, 2025-$1,007,247; C$1,380,547) is included in accounts payable and $373,690 (C$531,036) (December 31, 2025-$332,724; C$456,036) is included in accrued liabilities in the interim condensed consolidated balance sheets.

SusGlobal Energy Corp.

Notes to the Interim Condensed Consolidated Financial Statements

June 30, 2026 and 2025

(Expressed in United States Dollars)

(unaudited)

8. Related Party Transactions, (continued)

For the three and six-month periods ended June 30, 2026, the Company incurred $28,450 (C$39,353) and $54,066 (C$74,491) (2025-$32,717; C$45,449 and $57,228; C$80,625) respectively, in rent expense paid under a lease agreement with Haute Inc. ("Haute"), an Ontario company controlled by the CEO. The lease agreement had expired and the Company is currently on a month-to-month arrangement. As at June 30, 2026, $106,757 (C$151,708) (December 31, 2025-$62,411; C$85,541) in outstanding rent expense including the related goods and services tax is included in accounts payable in the interim condensed consolidated balance sheets.

For the independent directors, the Company recorded directors' compensation during the three and six-month periods ended June 30, 2026 of $13,549 (C$18,750) and $27,218 (C$37,500) (2025-$13,353; C$18,750 and $26,618; C$37,500) respectively. As at June 30, 2026, outstanding directors' compensation of $328,658 (C$467,043) (December 31, 2025-$313,395; C$429,543) is included in accrued liabilities in the interim condensed consolidated balance sheets.

During the six-month period ended June 30, 2026, advances on loans payable to related parties totaled $26,627 (C$36,687) (2025-$19,014; C$26,788) and repayment of loans payable to related parties totaled $714,207 (C$984,027) (2025-$17,745; C$25,000).

9. Long-Term Debt

	June 30, 2026	December 31, 2025
(a)i) Mortgage Payable-due on demand	$3,952,176	$4,097,638
(a)ii) Mortgage Payable-due on demand	1,055,550	1,094,400
(a)iii) Mortgage Payable-due on demand	-	1,459,200
(a)iv) Mortgage Payable-due on demand	485,553	766,080
(a)v) Mortgage Payable-due on demand	-	1,629,413
(a)vi) Mortgage Payable-due on demand	235,016	683,931
	5,728,295	9,730,662
Current portion	(5,728,295)	(9,730,662)
Long-Term portion	$-	$-

Refer also to going concern, note 2.

(a) i. On December 1, 2023, this 1st mortgage was renewed with a new maturity date of June 1, 2024 and a fixed interest rate of 13% per annum. On renewal, the 1st mortgage was increased by $292,936 (C$416,280), from $3,659,240 (C$5,200,000) to $3,952,176 (C$5,616,280), to account for increased interest based on the previous variable rate, three months of prepaid interest and a financing fee. The 1st mortgage is secured by the shares held of 1684567, a 1st mortgage on the Belleville Facility and a general assignment of rents. Financing fees on the 1st mortgage totaled $320,478 (C$455,419) and have been fully amortized at December 31, 2024. This mortgage is currently due on demand.

ii.  On March 1, 2023, the Company obtained a 2nd mortgage in the amount of $1,055,550 (C$1,500,000) bearing interest at the annual rate of 12%, repayable monthly, interest only with a maturity date of March 1, 2024, secured as noted under paragraph i) above. The Company incurred financing fees of $42,222 (C$60,000) and have been fully amortized by December 31, 2024.  This mortgage is due on demand.

iii.  On November 2, 2023, the Company completed the purchase of additional land, consisting of a 2.03-acre site in Hamilton, Ontario, Canada for $2,181,470 (C$3,100,000), prior to an additional disbursement of $41,149 (C$58,475) representing land transfer tax. The Company obtained a vendor take-back mortgage in the amount of $1,407,400 (C$2,000,000) bearing interest at 7% annually, payable monthly, interest only and maturing November 2, 2025. On March 9, 2026, this mortgage was assigned to certain private lenders in the amount of $1,481,828 (C$2,105,767), including any unpaid accrued interest and other charges. An additional mortgage, as noted below under paragraph iv), was arranged to complete the purchase. This mortgage was discharged on the sale of the Hamilton Facility.

SusGlobal Energy Corp.

Notes to the Interim Condensed Consolidated Financial Statements

June 30, 2026 and 2025

(Expressed in United States Dollars)

(unaudited)

9. Long-Term Debt, (continued)

iv.  In connection with the purchase of additional land noted above under paragraph iii) above, a 2nd mortgage was obtained in the amount of $738,885 (C$1,050,000) bearing interest at 13% annually, payable monthly interest only and secured by a 3rd mortgage on the property at the Belleville Facility. This mortgage was discharged on the sale of the Hamilton Facility replaced by a new mortgage of $485,553 (C$690,000) secured by a 3rd mortgage on the property at the Belleville Facility. This mortgage is due on demand.

v.    On December 14, 2023, the Company made arrangements to repay the previous 1st mortgage on the first property purchased in Hamilton, Ontario, Canada on August 17, 2021, for a new 1st mortgage in the amount of $1,571,572 (C$2,233,298) with certain private lenders.  The original 1st mortgage was a vendor take back mortgage in the amount of $1,407,400 (C$2,000,000). This mortgage was discharged on the sale of the Hamilton Facility.

vi. On April 2, 2024, the Company received funds in the amount of $137,945 (C$196,028) for a $227,848 (C$323,786) 4th mortgage secured by the Belleville Facility bearing interest at 12% annually payable monthly interest only maturing October 2, 2024, cross collateralized by a 3rd mortgage secured by the additional land in Hamilton, Ontario, Canada, net of any unpaid interest, a financing fee of $19,000 (C$27,000) and six months of capitalized interest. Further, additional sums totaling $528,914 (C$751,619) were advanced after April 2, 2024, resulting in a balance of $756,762 (C$1,075,405) prior to discharging $521,746 (C$741,433) of this mortgage in connection with the sale of the Hamilton Facility. As at June 30, 2026, the balance of this mortgage is $235,016 (C$333,971) and is due on demand.

On the sale of the Hamilton Facility, the mortgage holders forgave accrued interest of $536,217 (C$738,795), included under other income (expenses), note 15(c).

As at June 30, 2026, $1,636,046 (C$2,324,919) (December 31, 2025-$1,934,432; C$2,651,359) of accrued interest is included in accrued liabilities in the interim condensed consolidated balance sheets.

For the three and six-month periods ended June 30, 2026, $425,376 (C$587,887) and $724,143 (C$997,717) (2025-$261,053; C$360,775 and $527,739; C$743,504) respectively, in interest was incurred on the mortgages payable.

10. Convertible Promissory Notes

	June 30, 2026	December 31, 2025

(a) Convertible promissory note-October 28 and 29, 2021	$4,463,828	$4,224,384
(b) Convertible promissory note-March 3 and 7, 2022	8,706,020	8,424,964
(c) Convertible promissory note- June 23, 2022	1,582,586	1,604,733
(d) Convertible promissory note-April 12, 2024, amended May 23, 2024	215,974	204,241
	$14,968,408	$14,458,322

The convertible promissory notes are accounted for under the fair value option in the interim condensed consolidated balance sheets. The actual principal outstanding on the balance of the notes as at June 30, 2026 was $10,552,150 including accrued interest of $4,237,812 (2025-$9,907,272, including accrued interest of $3,564,889).

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

June 30, 2026 and 2025

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

As a result of the default on November 15, 2022, the Company was informed that the October 29, 2021 investor will now be accruing interest at the default rate of 24% per annum.  In addition, on October 4, 2023, an action was launched by the October 29, 2021 investor, who claimed he was owed $1,300,000 plus accrued interest which is after conversions of $318,100 during 2022 and 2023 and accrued interest of $1,124,055 as at June 30, 2026 (December 31, 2025-$969,337). The fair value of this convertible promissory note, included in the total in the table above, is $3,565,003 (December 31, 2025-$3,449,419). The Company intends to repay the balance owed when it is financially able to do so.

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

June 30, 2026 and 2025

(Expressed in United States Dollars)

(unaudited)

10. Convertible Promissory Notes, (continued)

Previously, the conversion price was a 30% discount to the price at which the securities were sold in connection with the Liquidity Event. In consideration for the extension of the maturity date, the Company agreed to issue the investor 500,000 shares of the Company's common stock. The Company used the with-and-without method to allocate the proceeds between the convertible promissory note and the common shares. As a result, all the proceeds were allocated to the convertible promissory note and $nil to the common shares. As a result of the default on July 28, 2023, the Company is now incurring interest at the default rate of 24%. As at June 30, 2026, this note had a principal balance of $611,165 (December 31, 2025-$509,841) including accrued interest of $317,047 (December 31, 2025-$187,681). The fair value of this convertible promissory note, included in the table above, is $898,825 (December 31, 2025-$774,965).

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

June 30, 2026 and 2025

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

As noted above, on June 8, 2023 the counsel for the March 2022 Investors provided the Company with a notice of default. This resulted in the principal balance of the March 2022 Investor Notes increasing in principal from $2,640,000 in total to $3,168,000, in total. In addition, interest is accruing at the rate of 24% per annum. As at June 30, 2026, the principal balance of the March 2022 investor notes totaled $5,919,734, including accrued interest of $2,751,733 (December 31, 2025-$5,542,698 including accrued interest of $2,374,698) is included in the convertible promissory notes balance.

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

June 30, 2026 and 2025

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

(d)    On April 12, 2024, the Company executed one convertible promissory note (the "April 2024 Investor Note") with the June 2022 in the amount of $120,000 bearing interest at 10% per annum and having an OID of 10%. The April 2024 Investor Note was amended by the June 2022 Investor on May 23, 2024 resulting in a principal increase of $12,223. The maturity date of the April 2024 Investor Note is October 12, 2024. The proceeds from the April 2024 Investor Note were used to repay certain outstanding accounts. If this April 2024 Investor Note is not repaid by the maturity date, it will bear interest at the lesser of 18% and the maximum amount permitted under the law from the due date until paid. The June 2022 Investor may convert this April 2024 Investor Note on an event of default. The conversion price, only upon an event of default, will be 90% (a 10% discount) based on the lowest trading price on the previous twenty trading days ending on the date of conversion. The initial reserved amount shall be 5,000,000 shares of common stock. The Company also incurred professional fees of $8,500 which reduced the net proceeds on this April 2024 Investor Note. As at June 30, 2026, the principal balance of the April 2024 Investor Note totaled $177,196, including accrued interest of $44,973 (December 31, 2025- $165,396 including accrued interest of $33,170).

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

June 30, 2026 and 2025

(Expressed in United States Dollars)

(unaudited)

10. Convertible Promissory Notes, (continued)

Gains and losses attributable to changes in credit risk were insignificant during the three and six-month periods ended June 30, 2026 and 2025. The Company recognized a loss of $207,488 and $510,086 (2025- $730,973 and $1,349,728) attributed to the change in fair value of the convertible promissory notes for the three and six-month periods ended June 30, 2026 and 2025 respectively.

11. Fair Value Measurement

The following table presents information about the Company's financial assets and liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation:

		Fair value as at June 30, 2026 and December 31, 2025 Using:
		Level 3	June 30, 2026	December 31, 2025
Assets:	$		$-	$-
Liabilities:
Convertible promissory notes		14,968,408	14,968,408	14,458,322
		$14,968,408	$14,968,408	$14,458,322

During the six-month periods ended June 30, 2026 and 2025, there were no transfers between Level 1, Level 2, or Level 3. There were no financial assets or other liabilities measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025.

The following table summarizes the change in Level 3 financial instruments during the six-month period ended June 30, 2026 and year ended December 31, 2025.

	June 30, 2026	December 31, 2025
Fair value at December 31, 2025 and 2024	$14,458,322	$12,088,911
Mark to market	510,086	2,369,411
Fair value at June 30, 2026 and December 31, 2025	$14,968,408	$14,458,322

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

At the issuance dates of the convertible promissory notes, the probability of default ("PD") was assumed to be 75% (December 31, 2025-75%), except for those which were amended post maturity, which were assumed to be 100%. The probability of default was determined in reference to a 1-year PD rate for a 'CCC+' rating at issuance, and a combination of 'CC' and 'CCC' credit ratings at June 30, 2026 and December 31, 2025. Increasing (decreasing) the probability of default would result in a significantly higher (lower) fair value measurement.

Other significant unobservable inputs include the expected volatility and the credit spread. The expected volatility was based on the historical volatility over a look-back period that was consistent with the balance-remaining term of the instruments. Expected volatility of 239.3%  (December 31, 2025-320.8%) was used for the expected volatility. The discount for lack of marketability was determined using a range of option pricing methodologies using the remaining restriction term corresponding to each instrument on the relevant valuation date. The credit spread was determined in reference to credit yields of companies with similar credit risk at the date of valuation.

SusGlobal Energy Corp.

Notes to the Interim Condensed Consolidated Financial Statements

June 30, 2026 and 2025

(Expressed in United States Dollars)

(unaudited)

11. Fair Value Measurement, (continued)

A premium of 10% (December 31, 2025-10%) was added to the credit spread as an instrument specific adjustment to reflect the Company's risk of default. A value of 22.28% (December 31, 2025-22.28%) was used for the credit spread.

12. Loans Payable to Related Parties

	June 30, 2026	December 31, 2025
Directors	$48,500	$48,500
Officers	25,777	54,804
Shareholder	8,445	-
Haute Inc.	-	678,287
Total	$82,722	$781,591

The loans owing to directors were received by the Company on June 6, 2022, March 16, 2023 and June 21, 2024, are unsecured, bearing interest at 5% per annum and due on demand. During the three and six-month periods ended June 30, 2026, $605 and $1,203 (2025-$505 and $1,278) respectively, in interest was incurred on the loans owing to directors.

On December 5, 2023, the Company received a loan from Haute, in the amount of $422,220 (C$600,000) bearing interest at 13% per annum, due June 5, 2024. The net proceeds were $236,792 (C$336,495) after deducting outstanding interest on existing mortgages for a wholly owned subsidiary, 1684567, and other disbursements in the amount of $143,671 (C$204,165), a financing fee in the amount of $12,667 (C$18,000) plus the applicable harmonized sales taxes of $1,647 (C$2,340). In addition, six months of interest in the amount of $27,444 (C$39,000) was capitalized. This loan was repaid in connection with the sale of the Hamilton Facility on June 30, 2026.

On January 9, 2024, the Company received a loan from Haute, in the amount of $231,989 (C$329,670) bearing interest at 13% per annum due July 9, 2024. The proceeds received on January 9, 2024 net of capitalized interest of $13,722 (C$19,500) for six months and a financing fee of $6,457 (C$9,000) plus the applicable harmonized sales taxes of $839 (C$1,170) amounted to $211,110 (C$300,000). This loan was repaid in connection with the sale of the Hamilton Facility on June 30, 2026. In addition, accrued interest of $178,752 (C$246,283) was forgiven, included under other income (expenses), note 15(c).

During the three and six-month periods ended June 30, 2026, $21,833 (C$30,214) and $43,859 (C$60,429) (2025-$21,875; C$30,214 and $42,892; C$60,429) respectively, in interest was incurred on the two loans from Haute.

During the six-month period ended June 30, 2026, advances on loans payable to related parties totaled $26,627 (C$36,687) (2025-$19,014; C$26,788) and repayment of loans payable to related parties totaled $714,207 (C$984,027) (2025-$17,745; C$25,000).

13. Capital Stock

As at June 30, 2026, the Company had 150,000,000 common shares authorized with a par value of $.0001 per share and 142,332,019 (December 31, 2025-142,332,019) common shares issued and outstanding.

During the three and six-month periods ended June 30, 2026, the Company raised $nil and $nil (2025-$120,000 and $220,000 for three private placements) respectively, for the issuance of nil and nil (2025-5,000,000 and 11,000,000) respectively, common shares to Travellers, at a price of $0.02 per share.

14. Commitments

a)	There are no future minimum commitments for the CEO and the CFO as they are providing their services on a month-to-month basis, as their previous executive consulting agreements have expired. The monthly fee for the CEO is $35,185 (C$50,000) and for the CFO $8,796 (C$12,500).

SusGlobal Energy Corp.

Notes to the Interim Condensed Consolidated Financial Statements

June 30, 2026 and 2025

(Expressed in United States Dollars)

(unaudited)

14. Commitments, (continued)

b)	The Company has agreed to lease its office premises from Haute on a month-to-month basis, at the monthly rate of $7,037 (C$10,000). The Company is responsible for all expenses and outlays in connection with its occupancy of the leased premises, including, but not limited to utilities, realty taxes and maintenance.

c)	Effective February 3, 2021, upon the successful completion of a Nasdaq listing, the Company has committed a payment of $300,000 to a consulting firm providing advisory and consulting services.

d)	Effective November 1, 2022, the Company acquired the exclusive rights to the use of a well-known athlete's name, endorsement and the like, for the purposes of advertisement, promotion and sale of the Company's products. In return, the Company issued 500,000 common shares of the Company and the individual's company is entitled to the following fees:

• $125,000 sixty days subsequent to the Company's shares listed on the Nasdaq or another senior exchange.

• $125,000 on the one-year anniversary of the first payment above and,

• $125,000 on the one-year anniversary of the second payment above.

There is also an arrangement to issue 250,000 warrants to the company once the Company's shares are listed on the Nasdaq or another major exchange.

The Company is required to satisfy the financial assurance with the MECP. The Company provided a certified cheque in the amount of $103,083 (C$146,487). Refer also to subsequent events, note 19 (b).

A letter of credit or cash deposit is a requirement of the MECP and is in connection with the financial assurance provided by the Company for it to be in compliance with the MECPs environmental objectives. The MECP regularly evaluates the Company's Belleville Facility to ensure compliance is adhered to and the amount subject to change by the MECP. The financial assurance is based on the estimated environmental remediation and clean-up costs for the Belleville Facility. As a result of inspections carried out by the MECP during the prior years, some of which have resulted in MECP orders having been issued, the Company has accrued estimated and actual costs for corrective measures in orders issued by the MECP as at June 30, 2026 of $2,723,988 (C$3,870,950) (December 31, 2025-$2,824,245; C$3,870,950).

15. Other Income (Expenses)

	June 30, 2026	June 30, 2025
(a) Loss on revaluation of convertible promissory notes	$(510,086)	$(1,349,728)
(b) Gain on the sale of the Hamilton Facility	1,829,626	-
(c) Forgiveness of accrued interest in connection with the sale of the Hamilton Facility	1,191,850	-
(d) Adjustment to previously recorded provision for loss	296,941	-
(e) Provision for loss	(218,402)	(191,637)

	$2,589,929	$(1,541,365)

(a)  Loss on revaluation of convertible promissory notes. Refer also to convertible promissory notes, note 10.

(b) As noted under long-lived assets, note 7, the Company sold the Hamilton Facility on June 30, 2026, resulting in a gain of $1,829,626 (C$2,520,840).

(c) In connection with the sale of the Hamilton Facility, the debt holders, including mortgagees, the general contractor and another lender, forgave most of their accrued interest and certain portions of their debt, to facilitate the completion of the sale.

(d) This relates to a provision originally recorded relating to outstanding amount to the general contractor on the Hamilton Facility, that is adjusted as the general contractor accepted less than the Company had recorded in the accounts.

(e) The provision for loss relates to one of the March 2022 Investor Notes as disclosed under note 18, legal proceedings.

SusGlobal Energy Corp.

Notes to the Interim Condensed Consolidated Financial Statements

June 30, 2026 and 2025

(Expressed in United States Dollars)

(unaudited)

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

The Company operates as one operating segment: renewable energy and operates in one country, Canada. Operating segments are defined as components of an enterprise for which separate financial information is regularly evaluated by the CODM, which is the Company's CEO, in deciding how to allocate resources and assess performance. The Company's CODM evaluates the Company's financial information and resources and assesses the performance of these resources on a consolidated basis. There is no expense or asset information that is supplemental to those disclosed in these consolidated financial statements, that are regularly provided to the CODM. The allocation of resources and assessment of performance of the operating segment is based on consolidated net loss as shown in the interim condensed consolidated statement of operations and comprehensive income (loss). The CODM considers net loss in the annual forecasting process and reviews actual results when making decisions about allocating resources. Since the Company operates as one operating segment, financial segment information, including profit or loss and asset information, can be found in the consolidated financial statements.

17. Economic Dependence

The Company generated 100% and nil% of its revenue from one customer, during the three and six-month periods ended June 30, 2026 (2025-80% and 100% from one customer) respectively.

18. Legal Proceedings

From time to time, the Company may become involved in litigation relating to claims arising from the ordinary course of business. Management believes that there are currently no claims or actions pending against us, the ultimate disposition of which would have a material adverse effect on our results of operations, financial condition or cash flows, except as follows:

The Company has a claim against it for unpaid legal fees in the amount of $45,910 (C$65,241). The amount is included in accounts payable on the Company's interim condensed consolidated balance sheets.

On October 4, 2023, an action was launched by one of the October 2021 Investors, who claimed he was owed $1,300,000 plus accrued interest. The principal balance in the accounts and noted under convertible promissory notes, note 10(a) is $2,424,055 (December 31, 2025-$2,269,337), which is after conversions of $318,100 during 2022 and 2023 and includes accrued interest of $1,124,055 (December 31, 2025-$969,337). The Company has disclosed the fair value of this convertible promissory note as $3,565,003 (December 31, 2025-$3,449,419). The Company intends to repay the balance owed when it is financially able to do so.

On November 27, 2023 and March 6, 2024, the Company experienced an outflow of leachate impacted water from the stormwater pond at the Belleville Facility into the City of Belleville's (the "City") roadside ditch. The Company has been collaborating with its environmental consultants and its Canadian legal counsel to assess the damage caused, remediate this occurrence and report to the MECP.

On October 24, 2023, the Company received a letter from the utility company for unpaid hydro bills in the amount of $235,944 (C$335,291). The amount of this original claim and any amounts subsequently invoiced total $319,158 (C$453,542) as at December 31, 2025, included in accounts payable on the Company's consolidated balance sheets. On November 7, 2025, the Credit Bureau of Canada informed the Company that Hydro-One will consider settling for $255,326 (C$362,834) if settled by November 14, 2025. Management was not able to settle by this date and is considering all its options.

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

SusGlobal Energy Corp.

Notes to the Interim Condensed Consolidated Financial Statements

June 30, 2026 and 2025

(Expressed in United States Dollars)

(unaudited)

18. Legal Proceedings, (continued)

On April 1, 2024, the Company received notice of a complaint filed against it by one of the March 2022 Investors, seeking damages of no less than $4,545,393. The Company had thirty calendar days to respond and on April 30, 2024, the Company was able to extend the time to respond with opposing counsel, a further fifteen days. The Company has been unable to retain counsel to represent it in this matter. The full amount of the complaint was included in the accounts at December 31, 2023, March 31, 2024 and June 30, 2024. On May 21, 2024, the counsel for the plaintiff requested an entry for a default judgement against the Company. On September 11, 2024, the default judgement was filed in the amount of $2,848,744. In addition, pre-judgement interest was granted in the amount of $87,414 at the rate of 10% per annum on the principal balance from May 22, 2024 through September 11, 2024. On the filing of this default judgement, the March 2022 Investor removed two causes of action previously filed in their complaint which the Company received notice of on April 1, 2024 and accrued for accordingly. The impact of the removal of the two causes of action totaling $2,250,000, plus the additional pre-judgement and other interest charged resulted in a reduction in the previous accrual for loss in the amount of $1,191,033, which was disclosed in the December 31, 2024 consolidated financial statements. During the current year, the Company has accrued interest of 15% on the outstanding balance, as noted in the default judgement. Refer also to other income (expenses), note 15(e).

On May 16, 2024, the Company was informed by its Canadian legal counsel that the City issued an order against the Belleville Facility, its numbered company, 1684567 and its officers for the repayment of the cost of pumping out contaminated water from the City's roadside ditch, along with legal and other associated costs. On May 31, 2024, the companies and the officers filed notices of appeal to the Ontario Land Tribunal. The Company and its Canadian legal counsel were in discussions with the legal representatives from the City, to come to a resolution before any action by the Ontario Land Tribunal. On August 30, 2024, minutes of settlement were finalized between the City and the Company to settle for an amount of $91,481 (C$130,000) ten days following the sale of the Hamilton Facility. There are certain events of default, including not meeting the timeline set above and if the sale of the Hamilton Facility does not occur before January 31, 2025, it would result in the actual cost incurred by the City to be paid by the Company. The actual costs noted in the minutes of settlement totaled $135,455 (C$192,490). In addition, in connection with the minutes of settlement, the Company and its officers subsequently withdrew their appeals with the Ontario Land Tribunal on September 4, 2024, and the Ontario Land Tribunal closed their case. The Company's Hamilton Facility was not sold by January 31, 2025 and on February 10, 2025, the City issued a second order to the Companies and its two officers for an additional sum of $26,183 (C$37,207) representing additional costs resulting from the spill. The Company's counsel had responded to the City's counsel. On March 10, 2025, the City provided 1684567, the owner of the property at the Belleville Facility with a statement of outstanding property taxes, annual road maintenance assessments, interest, penalties and related costs totaling $158,900 (C$225,807). The amounts previously owed to the City in connection with the above have been settled and paid in full.

On June 10, 2024, the Company received a statement of claim from the general contractor, Gillam Construction Group Ltd. ("Gillam"), for the construction of the Hamilton Facility. Gillam also named the Company's two officers as defendants. The Company and its Canadian legal counsel were able to resolve the matter with the Plaintiff with a final settlement of $2,040,370 (C$2,900,000) if paid on or before November 30, 2024. Effective December 1, 2024, as a result of non-payment by the Company, the final settlement became $2,111,100 (C$3,000,000) and accrues interest at a variable rate using the Bank of Nova Scotia prime rate plus four percent (4%), compounded daily, due February 1, 2025. The settlement reached was over and above the original amount included in the accounts of the Company. The Company provided for this excess in the amount of $287,899 (C$409,122) as a loss on settlement during the year ended December 31, 2024. On February 1, 2025, the Company signed an extension to May 29, 2025, to repay the principal amount of $2,111,100 (C$3,000,000) plus accrued interest and legal fees. Effective February 1, 2025, the principal amount is accruing interest at a fixed rate of twelve and one-half percent (12.5%) annually, compounded daily. On May 29, 2025, the Company signed an extension with Gillam, extending the repayment date from May 29, 2025 to August 15, 2025 on the same terms and conditions as the previous extension dated February 1, 2025.  As a result of the sale of the Hamilton Facility on June 30, 2026, Gillam accepted a payment of $1,853,546 (C$2,634,000) in full satisfaction of all outstanding amounts owed to Gillam. In addition, accrued interest and related costs totaling $476,881 (C$657,042) were forgiven by Gillam, included under other income (expenses), note 15(c).

SusGlobal Energy Corp.

Notes to the Interim Condensed Consolidated Financial Statements

June 30, 2026 and 2025

(Expressed in United States Dollars)

(unaudited)

18. Legal Proceedings, (continued)

For the three and six-month periods ended June 30, 2026, interest in the amount of $80,667 (C$111,614) and $158,684 (C$218,633) (2025-$85,568; C$119,036 and $145,182 (C$204,538) respectively, is included under interest expense in the interim condensed consolidated statements of operations and comprehensive income (loss).

On September 5, 2024, one of the Company's subsidiaries was served with a construction lien on the property at the Belleville Facility in the amount of $160,376 (C$227,904) representing outstanding accounts payable for environmental services provided by the contractor.

On March 3, 2025, the Company received a notice from the Ontario Supreme Court of Justice for unpaid fees with the Company's prior auditors. The outstanding amount includes fees of $50,020 (C$71,081), which is included under accounts payable in the interim condensed consolidated balance sheets and interest charged of $50,693 (C$72,038), which has been provided for, in total $100,713 (C$143,119). On May 6, 2025, the Company received an amended notice of motion returnable the week of May 19, 2025. The plaintiff would also seek to recover other costs and disbursements along with additional interest. On September 29, 2025, the Company received notice from the Ontario Superior Court of Justice that the Company's two bank accounts have been garnished for the total noted above. Management has been in discussions to settle this outstanding balance.

On March 12, 2025, the City informed 1684567 for outstanding property taxes, other charges including the amounts described above for costs resulting from the spill at the Belleville Facility. The amount noted by the City includes certain costs relating to 2025, in total $303,064 (C$430,672). The City demanded payment on or before April 23, 2025. On April 22, 2025, the City and 1684567 signed an extension agreement to provide for the payment of the amounts noted above along with the property taxes to be invoiced by the City during the extension period and any additional interest and penalties. These outstanding costs are being paid monthly, commencing April 22, 2025 through to March 22, 2026 in the amount of $32,206 (C$45,767). The payments have been made monthly with funds provided by the mortgage holders and included in mortgages payable. By the end of March 2026, the Company made the payments requested by the City in full.

In a letter dated March 20, 2025, the Canada Revenue Agency (the "CRA"), informed the Company of outstanding harmonized sales taxes and payroll remittance amounts, including interest and penalties, owing for the Belleville Facility. The total amount is $571,803 (C$812,567) and includes amounts relating to 2025. The Company has included under accounts payable and under accrued liabilities in the interim condensed consolidated financial statements the amounts owing as at June 30, 2026. Management has been in discussions with the CRA to repay the outstanding amounts over a reasonable amount of time once funding is received.

On August 29, 2025, the Company received a claim from the architectural firm who designed the Hamilton Facility for outstanding accounts payable in the amount of $178,485 (C$253,638) which is included under accounts payable in the Company's interim condensed consolidated balance sheets. The claimant names the Company and several subsidiaries, along with the Company's officers and two directors. Management has been in discussions with the claimant's key principal and the architectural firm's counsel to resolve the timing of settlement of the outstanding accounts payable.

On November 5, 2025, the Company's Belleville subsidiary and the CEO received a summons from the Ontario Court of Justice (the "Court"), issued under the Provincial Offenses Act, served by the MECP. The appearance before the Court in Belleville, Ontario, was held on December 1, 2025. The Company has accrued the fine levied by the MECP, in the amount of $193,518 (C$275,000), included under accrued liabilities in the consolidated balance sheets.  The judicial pre-trial date has been set for September 8, 2026.

SusGlobal Energy Corp.

Notes to the Interim Condensed Consolidated Financial Statements

June 30, 2026 and 2025

(Expressed in United States Dollars)

(unaudited)

19. Subsequent Events

The Company's management has evaluated subsequent events up to the date the interim condensed consolidated financial statements were issued, pursuant to the requirements of ASC 855 and has determined the following to be material subsequent events:

(a) On July 7, 2026, the Company delivered a certified cheque in the amount of $91,509 (C$130,040) to pay for an assessment from the Corporation of the County of Hastings, located in Hastings County, Ontario, Canada.

(b) On July 22, 2026, the Company delivered a certified cheque in the amount of $103,083 (C$146,487) to the Client Services & Permissions Branch of the MECP to satisfy its financial assurance requirement.

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

Growth and percentage comparisons made herein generally refer to the three and six-month period ended June 30, 2026 compared with the three and six-month period ended June 30, 2025 unless otherwise noted. Unless otherwise indicated or unless the context otherwise requires, all references in this document to "we," "us," "our," the "Company," and similar expressions refer to SusGlobal Energy Corp., and depending on the context, its subsidiaries.

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

On July 28, 2024, the Company's real estate broker listed the Company's Hamilton Facility for sale. On the recommendation of the real estate broker, there was no selling price noted.  The Hamilton Facility was re-listed on March 9, 2026 for a price of $8,796,250 (C$12,500,000) and on June 30, 2026 was sold for $7,564,775 (C$10,750,000).

On June 19, 2026, the Company received net proceeds of $17,331 (C$23,878), including the harmonized sales taxes, on the sale of 9,062 carbon credits.

On March 10, 2025, the Company signed a service agreement which provides for the overall rehabilitation to operational readiness of the Company's Belleville facility in Belleville, Ontario Canada (the "Belleville Facility"). Once the Belleville Facility becomes operationally ready and all government orders have been fulfilled, the Company intends to retain a third party to operate the Belleville Facility including an operate and manage agreement.

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

Financings

(a) Securities Purchase Agreements

As at June 30, 2026, the Company had and currently has 6 security purchase agreements outstanding with 4 investors. The outstanding principal balance at June 30, 2026 of the convertible promissory notes was $10,552,150, including accrued interest of $4,237,812 with a fair value of $14,968,408. Please refer to the interim condensed consolidated financial statements, convertible promissory notes, note 10 and fair value measurement, note 11 for details on the convertible promissory notes.

(b) Mortgages

As at June 30, 2026, the Company had a total of four mortgages totaling $5,728,295 (C$8,140,252). The mortgages are all past due and due on demand. Please refer to long-term debt, note 9, for details on the mortgages.

Operations

The Company owns Environmental Compliance Approvals (the "ECAs") issued by the MECP from the Province of Ontario, in place to accept up to 70,000 metric tonnes ("MT") of waste annually from the provinces of Ontario, Quebec and from New York state, and to operate a waste transfer station with the capacity to process up to an additional 50,000 MT of waste annually. Once built, pending funding, the location of the waste transfer station will be alongside the Organic and Non-Hazardous Waste Processing and Composting Facility which is  in Belleville, Ontario, Canada.

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

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2026, the Company had cash balances of $213,375 (December 31, 2025-$nil) and current debt obligations and other current liabilities in the amount of $33,228,709 (December 31, 2025-$40,448,765). As at June 30, 2026, the Company had a working capital deficit of $32,937,502 (December 31, 2025-$40,416,007). The Company does not currently have sufficient funds to satisfy the current debt obligations.

The Company's total assets as at June 30, 2026 were $3,030,394 (December 31, 2025-$8,840,820) and total current liabilities were $33,228,709 (December 31, 2025-$40,448,765). Significant losses from operations have been incurred since inception and there is an accumulated deficit of $51,819,958 as at June 30, 2026 (December 31, 2025 -$52,116,571). Continuation as a going concern is dependent upon generating significant new revenue and generating external capital and securing debt to satisfy its creditors' demands and to achieve profitable operations while maintaining current fixed expense levels.

To pay for current liabilities and to fund any future operations, the Company requires significant new funds, which the Company may not be able to obtain. In addition to the funds required to liquidate the $33,228,709 in current debt obligations and other current liabilities, the Company estimates that approximately $4,000,000 must be raised to fund capital requirements and general corporate expenses for the next 12 months.

In the normal course of business, we are exposed to market risks, including changes in interest rates, certain commodity prices and Canadian currency rates. The Company does not use derivatives to manage these risks.

As at June 30, 2026, the Company's debt obligations totaled $20,779,425 (December 31, 2025-$24,970,575).  All debt obligations are past due.

The Company is required to satisfy the financial assurance with the MECP. The Company provided a certified cheque in the amount of $103,083 (C$146,487) to the MECP on July 22, 2026.

A letter of credit or cash deposit is a requirement of the MECP and is in connection with the financial assurance provided by the Company for it to be in compliance with the MECPs environmental objectives. The MECP regularly evaluates the Company's Belleville Facility to ensure compliance is adhered to and the amount is subject to change by the MECP.  As a result of inspections carried out by the MECP during the prior years, some of which have resulted in MECP orders having been issued, the Company has accrued estimated and actual costs for corrective measures in orders issued by the MECP in the amount of $2,723,988 (C$3,870,950) (December 31, 2025-$2,824,245; C$3,870,950).

CONSOLIDATED RESULTS OF OPERATIONS - FOR THE THREE-MONTH PERIOD ENDED JUNE 30, 2026 COMPARED TO THE THREE-MONTH PERIOD ENDED JUNE 30, 2025

	For the three-month periods ended
	June 30, 2026	June 30, 2025

Revenue	$17,331	$25,995

Cost of Sales
Depreciation	65,000	65,017
Direct wages and benefits	4,061	15,871
Equipment rental, delivery, fuel and repairs and maintenance	-	26,649
Utilities	1,303	944
Total cost of sales	70,364	108,481

Gross loss	(53,033)	(82,486)

Operating expenses
Management compensation-fees	135,487	135,525
Professional fees	(7,725)	64,535
Interest expense	528,481	369,001
Office and administration	23,417	32,111
Rent and occupancy	83,087	66,003
Filing fees	5,191	9,928
Directors' compensation	13,549	13,553
Repairs and maintenance	-	161
Foreign exchange loss (income)	353,433	(767,824)
Total operating expenses	1,134,920	(77,007)

Net loss from operating activities	(1,187,953)	(5,479)

Other expenses	3,001,125	(814,012)
Net loss	$1,813,172	$(819,491)

As a result of an order issued by the Ministry of Labour, Immigration, Training and Skills Development, specifically relating to high ammonia levels in one of the Company's composting buildings at its Belleville Facility, the Company ceased accepting waste after January 10, 2024, to address this and other compliance matters issued by the MECP. The Company also received orders from the MECP to address repairs, the clean-up of unusable waste on site, re-habilitating its stormwater management system and other matters. Management anticipates these matters will take the balance of the year to be completed and be able to reopen in early 2027. This will require significant investment and is dependent on the Company securing funding. The Company will require significant investment to carry out repairs and improvements, some of which as ordered by the MECP. This will also include replacement of certain equipment at the Belleville Facility.

The Company earned revenue of $17,331 in the three-month period ended June 30, 2026 compared to $25,994 in the three-month period ended June 30, 2025. The revenue in both periods was generated from the sale of carbon credits. Under normal operating conditions of the Belleville Facility, the Company processes organic and other waste received and produces the end product, compost.

The cost of sales totaled $70,364 for the three-month period ended June 30, 2026, compared to $108,481 for the three-month period ended June 30, 2025. These costs include equipment rental, delivery, fuel, repairs and maintenance, direct wages and benefits, depreciation, utilities and outside contractors. Included are costs for actual and estimated expenditures for completing certain known compliance matters as ordered by the MECP, which did not increase in the current three-month period.

Operating expenses increased by $1,211,927 from a credit of $77,007 in the three-month period ended June 30, 2025 to $1,134,920 in the three-month period ended June 30, 2026, explained further below.

Management compensation relating to fees increased by a nominal amount, impacted only by the translation of the Canadian dollar fees to the United States dollar. In Canadian dollars, the fees were unchanged.

Professional fees reduced by $72,260 from $64,535 in the three-month period ended June 30, 2025, to a credit of $7,725 in the three-month period ended June 30, 2026, primarily due to a reduction in legal fees and consulting fees for environmental services incurred in addressing the orders issued by the MECP and adjustments to previous professional fee accruals.

Interest expense increased by $159,480 from $369,001 in the three-month period ended June 30, 2025, to $528,481 in the three-month period ended June 30, 2026. This increase was primarily due to the interest accruing on the obligation owing to the Company's general contractor for the Hamilton Facility and the increased mortgage balance during the current three-month period. In addition, the mortgagees requested an adjustment to their accrued interest which was then capitalized to one of their mortgages. This was immediately before certain accrued interest they forgave in connection with the sale of the Hamilton Facility.

Office and administration expenses reduced by $8,694 from $32,111 in the three-month period ended June 30, 2025 to $23,417 in the three-month period ended June 30, 2026. The decrease was primarily due to a reduction in interest and penalties on overdue accounts and by a reduction in wages and administrative expenses in the Belleville Facility with the resignation of the lone employee.

Rent and occupancy increased by $17,084 from $66,003 in the three-month period ended June 30, 2025, to $83,087 in the three-month period ended June 30, 2026 primarily due to increases in both property taxes and rent expense and adjustments made to previous accruals.

The Company has no active insurance policies in place and thus no insurance expense in the current and prior three-month periods.

Filing fees decreased by $4,737 from $9,928 in the three-month period ended June 30, 2025, to $5,191 in the three-month period ended June 30, 2026.

Directors' compensation decreased by a nominal amount of $4 from $13,553 in the three-month period ended June 30, 2025, to $13,549 in the three-month period ended June 30, 2026, due to the weakening of the Canadian dollar compared to the United States dollar as the fees in Canadian dollars have not changed.

There were no repairs and maintenance in the current three-month period ended June 30, 2026 compared to $161 in the three-month period ended June 30, 2025.

The foreign exchange income in the three-month period ended June 30, 2025, in the amount of $767,824 reduced to an expense of $353,433 in the three-month period ended June 30, 2026, a change of $1,121,257, due primarily to the translation of significant United States dollar denominated balances, such as the convertible promissory notes during a period where the Canadian dollar weakened compared to the United States dollar.

During the current three-month period ended June 30, 2026, the Company recorded a loss on the revaluation of the convertible promissory notes in the amount of $207,488 compared to a loss of $730,973 in the three-month period ended June 30, 2025. In addition, the Company recognized a provision for loss for a March 2022 convertible promissory note in the amount of $108,598 in both three-month period ended June 30, 2025 and $109,804 in the three-month period ended June 30, 2026.  Further in connection with the sale of the Hamilton Facility, the Company recognized a gain on the sale of $1,829,626, forgiveness of interest and certain debt of $1,191,850 and a reversal of a previous provision of $296,941, in connection with additional debt owed to the general contractor for the Hamilton Facility. Overall, the other expenses decreased by $3,815,137 from a loss of $814,012 in the three-month period ended June 30, 2025 to income of $3,001,125.

CONSOLIDATED RESULTS OF OPERATIONS - FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 2026 COMPARED TO THE SIX-MONTH PERIOD ENDED JUNE 30, 2025

	For the six-month periods ended
	June 30, 2026	June 30, 2025

Revenue	$17,331	$32,340

Cost of Sales
Depreciation	130,575	127,696
Direct wages and benefits	11,701	26,109
Equipment rental, delivery, fuel and repairs and maintenance	-	403,530
Utilities	2,617	1,866
Total cost of sales	144,893	559,201

Gross loss	(127,562)	(526,861)

Operating expenses
Management compensation-fees	272,175	266,175
Professional fees	60,900	170,930
Interest expense	927,889	717,091
Office and administration	79,827	101,243
Rent and occupancy	129,980	121,516
Filing fees	13,457	16,949
Directors' compensation	27,218	26,618
Repairs and maintenance	-	422
Foreign exchange loss (income)	654,308	(788,021)
Total operating expenses	2,165,754	632,923

Net loss from operating activities	(2,293,316)	(1,159,784)

Other income (expenses)	2,589,929	(1,541,365)
Net income (loss)	$296,613	$(2,701,149)

As a result of an order issued by the Ministry of Labour, Immigration, Training and Skills Development, specifically relating to high ammonia levels in one of the Company's composting buildings at its Belleville Facility, the Company ceased accepting waste after January 10, 2024, to address this and other compliance matters issued by the MECP. The Company also received orders from the MECP to address repairs, the clean-up of unusable waste on site, re-habilitating its stormwater management system and other matters. Management anticipates these matters will take the balance of the year to be completed and be able to reopen in early 2027. This will require significant investment and is dependent on the Company securing funding. The Company will require significant investment to carry out repairs and improvements, some of which as ordered by the MECP. This will also include replacement of certain equipment at the Belleville Facility.

During the six-month period ended June 30, 2026, the Company generated $17,331 of revenue from its Belleville Facility compared to $32,340 in the six-month period ended June 30, 2025. The decrease in revenue is due to the result of not accepting waste after January 10, 2024. The revenue in both periods was generated from the sale of carbon credits.

The cost of sales totaled $144,893 for the six-month period ended June 30, 2026, compared to $559,201 for the six-month period ended June 30, 2025. These costs include equipment rental, delivery, fuel, repairs and maintenance, direct wages and benefits, depreciation, utilities and outside contractors. Included are costs for actual and estimated expenditures for completing certain known compliance matters as ordered by the MECP, which did not increase in the current six-month period.

Operating expenses increased by $1,532,831 from $632,923 in the six-month period ended June 30, 2025 to $2,165,764 in the six-month period ended June 30, 2026, explained further below.

Management compensation relating to fees increased by a nominal amount, impacted only by the translation of the Canadian dollar fees to the United States dollar. In Canadian dollars, the fees were unchanged.

Professional fees reduced by $110,030 from $170,930 in the six-month period ended June 30, 2025 to $60,900 in the six-month period ended June 30, 2026, primarily due to a reduction in legal fees and consulting fees for environmental services incurred in addressing the orders issued by the MECP and the absence of certain billings from US counsel.

Interest expense increased by $210,798 from $717,091 in the six-month period ended June 30, 2025, to $927,889 in the six-month period ended June 30, 2026. This increase was primarily due to the interest accruing on the obligation owing to the Company's general contractor for the Hamilton Facility and the increased mortgage balance during the current six-month period. In addition, the mortgagees requested an adjustment to their accrued interest which was then capitalized to one of their mortgages. This was immediately before certain accrued interest they forgave in connection with the sale of the Hamilton Facility.

Office and administration expenses reduced by $21,416 from $101,243 in the six-month period ended June 30, 2025 to $79,827 in the six-month period ended June 30, 2026. The decrease was primarily due to a reduction in wages and administrative expenses in the Belleville Facility with the resignation of the lone employee and a reduction in interest and penalties on overdue accounts.

Rent and occupancy increased by $8,464 from $121,516 in the six-month period ended June 30, 2025 to $129,980 in the six-month period ended June 30, 2026 due to increases in rent expense for the Company's corporate office and property taxes on the Hamilton and Belleville Facilities.

The Company has no active insurance policies in place and thus no insurance expense in the current and prior six-month periods.

Filing fees decreased by a nominal amount of $3,492 from $16,949 in the six-month period ended June 30, 2025 to $13,457 in the six-month period ended June 30, 2026, primarily due to the absence of an investor relations website service in the current six-month period ended June 30, 2026.

Directors' compensation increased nominally by $600 from $26,618 in the six-month period ended June 30, 2025 to $27,218 in the six-month period ended June 30, 2026.

There were minimal repairs of $422 in the six-month period ended June 30, 2025 compared to $nil in the six-month period ended June 30, 2026.

The foreign exchange income in the six-month period ended June 30, 2025 in the amount of $788,021 reduced to a loss of $654,308 in the six-month period ended June 30, 2026, a reduction of $1,442,329, due primarily to the translation of significant United States dollar denominated balances, such as the convertible promissory notes during a period where the Canadian dollar strengthened compared to the United States dollar.

During the current six-month period ended June 30, 2026, the Company recorded a loss on the revaluation of the convertible promissory notes in the amount of $510,086 compared to a loss of $1,349,728 in the six-month period ended June 30, 2025. In addition, the Company recognized a provision for loss for a March 2022 convertible promissory note in the amount of $218,402 in the six-month period ended June 30, 2026 compared to $191,637 in the six-month period ended June 30, 2025.  Further in connection with the sale of the Hamilton Facility, the Company recognized a gain on the sale of $1,829,629, forgiveness of interest and certain debt of $1,191,850 and a reversal of a previous provision of $296,941, in connection with additional debt owed to the general contractor for the Hamilton Facility. Overall, the other expenses decreased by $4,131,294 from a loss of $1,541,365 in the six-month period ended June 30, 2025 to income of $2,589,929 in the six-month period ended June 30, 2026.

As at June 30, 2026, the Company had a working capital deficit of $32,937,502 (December 31, 2025-$40,416,007), net income of $296,613 (June 30, 2025-net loss of $2,701,149) for the six-month period ended June 30, 2026 and had an accumulated deficit of $51,819,958 (December 31, 2025-$52,116,571) and expects to incur further losses in the development of its business.

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

Stock-based compensation

The Company records compensation costs related to stock-based awards in accordance with ASC 718, Compensation-Stock Compensation, whereby the Company measures stock-based compensation cost at the grant date based on the estimated fair value of the award. Compensation cost is recognized on a straight-line basis over the requisite service period of the award. Where necessary, the Company utilizes the Black-Scholes option-pricing model to estimate the fair value of stock options granted, which requires the input of highly subjective assumptions including: the expected option life, the risk-free rate, the dividend yield, the volatility of the Company's stock price and an assumption for employee forfeitures. The risk-free rate is based on the U.S. Treasury bill rate at the date of the grant with maturity dates approximately equal to the expected term of the option. The Company has not historically issued any dividends and does not expect to in the near future. Changes in any of these subjective input assumptions can materially affect the fair value estimates and the resulting stock- based compensation recognized. The Company has not issued any stock options and has no stock options outstanding at June 30, 2026.

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

Convertible Promissory Notes

The Company has elected the fair value option to account for its convertible promissory notes issued after December 31, 2020. In accordance with ASC 825, the convertible promissory notes are marked-to-market at each reporting date with changes in fair value recorded as a component of other income (expenses), in the interim condensed consolidated statements of operations and comprehensive income (loss). The Company has elected to include interest expense in the changes in fair value. Transaction costs are incurred as expensed. The Company did not elect the fair value option for the convertible promissory notes issued in 2019. These notes are measured at amortized cost.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The following section provides a description of new accounting pronouncements ("Accounting Standard Update" or "ASU") issued by the Financial Accounting Standards Board ("FASB") that are applicable to the Company.

There were no new accounting pronouncements adopted during the three-month period ended June 30, 2026.

EQUITY

As at June 30, 2026, the Company had 142,332,019 common shares issued and outstanding. As of the date of this filing, the Company also had 142,332,019 common shares issued and outstanding.

STOCK OPTIONS, WARRANTS AND RESTRICTED STOCK UNITS

The Company has no stock options, warrants or restricted stock units outstanding as at June 30, 2026 and as of the date of this filing.

RELATED PARTY TRANSACTIONS

For the three and six-month periods ended June 30, 2026, the Company incurred $110,390 (C$150,000) and $217,740 (C$300,000)  (2025-$108,420; C$150,000 and $212,940; C$300,000) respectively, in management fees expense with Travellers International Inc. ("Travellers"), an Ontario company controlled by a director and the president and chief executive officer (the "CEO"); and $27,097 (C$37,500) and $54,435 (C$75,000) (2025-$27,105; C$37,500 and $53,235; C$75,000) respectively, in management fees expense with the Company's chief financial officer (the "CFO"). As at June 30, 2026, unpaid remuneration and unpaid expenses in the amount of $1,210,069 (C$1,719,581) (December 31, 2025-$1,007,247; C$1,380,547) is included in accounts payable and $373,690 (C$531,036) (December 31, 2025-$332,724; C$456,036) is included in accrued liabilities in the interim condensed consolidated balance sheets.

For the three and six-month periods ended June 30, 2026, the Company incurred $28,450 (C$39,353) and $54,066 (C$74,491) (2025-$32,717; C$45,449 and $57,228; C$80,625) respectively, in rent expense paid under a lease agreement with Haute Inc. ("Haute"), an Ontario company controlled by the CEO. The lease agreement had expired and the Company is currently on a month-to-month arrangement. As at June 30, 2026, $106,757 (C$151,708) (December 31, 2025-$62,411; C$85,541) in outstanding rent expense including the related goods and services tax is included in accounts payable in the interim condensed consolidated balance sheets.

For the independent directors, the Company recorded directors' compensation during the three and six-month periods ended June 30, 2026 of $13,549 (C$18,750) and $27,218 (C$37,500) (2025-$13,353; C$18,750 and $26,618; C$37,500) respectively. As at June 30, 2025, outstanding directors' compensation of $328,658 (C$467,043) (December 31, 2025-$313,395; C$429,543) is included in accrued liabilities in the interim condensed consolidated balance sheets.

During the six-month period ended June 30, 2026, advances on loans payable to related parties totaled $26,627 (C$36,687) (2025-$19,014; C$26,788) and repayment of loans payable to related parties totaled $714,207 (C$984,027) (2025-$17,745; C$25,000).

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

Changes in Internal Control over Financial Reporting

During the six-month period ended June 30, 2026, there were no changes made by management to its internal controls over financial reporting.

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

The Company has a claim against it for unpaid legal fees in the amount of $45,910 (C$65,241). The amount is included in accounts payable on the Company's interim condensed consolidated balance sheets.

On October 4, 2023, an action was launched by one of the October 2021 Investors, who claimed he was owed $1,300,000 plus accrued interest. The principal balance in the accounts and noted under convertible promissory notes, note 10(a) is $2,424,055 (December 31, 2025-$2,269,337), which is after conversions of $318,100 during 2022 and 2023 and includes accrued interest of $1,124,055 (December 31, 2025-$969,337). The Company has disclosed the fair value of this convertible promissory note as $3,565,003 (December 31, 2025-$3,449,419). The Company intends to repay the balance owed when it is financially able to do so.

On November 27, 2023 and March 6, 2024, the Company experienced an outflow of leachate impacted water from the stormwater pond at the Belleville Facility into the City of Belleville's (the "City") roadside ditch. The Company has been collaborating with its environmental consultants and its Canadian legal counsel to assess the damage caused, remediate this occurrence and report to the MECP.

On October 24, 2023, the Company received a letter from the utility company for unpaid hydro bills in the amount of $235,944 (C$335,291). The amount of this original claim and any amounts subsequently invoiced total $319,158 (C$453,542) as at December 31, 2025, included in accounts payable on the Company's consolidated balance sheets. On November 7, 2025, the Credit Bureau of Canada informed the Company that Hydro-One will consider settling for $255,326 (C$362,834) if settled by November 14, 2025. Management was not able to settle by this date and is considering all its options.

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

On April 1, 2024, the Company received notice of a complaint filed against it by one of the March 2022 Investors, seeking damages of no less than $4,545,393. The Company had thirty calendar days to respond and on April 30, 2024, the Company was able to extend the time to respond with opposing counsel, a further fifteen days. The Company has been unable to retain counsel to represent it in this matter. The full amount of the complaint was included in the accounts at December 31, 2023, March 31, 2024 and June 30, 2024. On May 21, 2024, the counsel for the plaintiff requested an entry for a default judgement against the Company. On September 11, 2024, the default judgement was filed in the amount of $2,848,744. In addition, pre-judgement interest was granted in the amount of $87,414 at the rate of 10% per annum on the principal balance from May 22, 2024 through September 11, 2024. On the filing of this default judgement, the March 2022 Investor removed two causes of action previously filed in their complaint which the Company received notice of on April 1, 2024 and accrued for accordingly. The impact of the removal of the two causes of action totaling $2,250,000, plus the additional pre-judgement and other interest charged resulted in a reduction in the previous accrual for loss in the amount of $1,191,033, which was disclosed in the December 31, 2024 consolidated financial statements. During the current year, the Company has accrued interest of 15% on the outstanding balance, as noted in the default judgement. Refer also to other income (expenses), note 15(e).

On May 16, 2024, the Company was informed by its Canadian legal counsel that the City issued an order against the Belleville Facility, its numbered company, 1684567 and its officers for the repayment of the cost of pumping out contaminated water from the City's roadside ditch, along with legal and other associated costs. On May 31, 2024, the companies and the officers filed notices of appeal to the Ontario Land Tribunal. The Company and its Canadian legal counsel were in discussions with the legal representatives from the City, to come to a resolution before any action by the Ontario Land Tribunal. On August 30, 2024, minutes of settlement were finalized between the City and the Company to settle for an amount of $91,481 (C$130,000) ten days following the sale of the Hamilton Facility. There are certain events of default, including not meeting the timeline set above and if the sale of the Hamilton Facility does not occur before January 31, 2025, it would result in the actual cost incurred by the City to be paid by the Company. The actual costs noted in the minutes of settlement totaled $135,455 (C$192,490). In addition, in connection with the minutes of settlement, the Company and its officers subsequently withdrew their appeals with the Ontario Land Tribunal on September 4, 2024, and the Ontario Land Tribunal closed their case. The Company's Hamilton Facility was not sold by January 31, 2025 and on February 10, 2025, the City issued a second order to the Companies and its two officers for an additional sum of $26,183 (C$37,207) representing additional costs resulting from the spill. The Company's counsel had responded to the City's counsel. On March 10, 2025, the City provided 1684567, the owner of the property at the Belleville Facility with a statement of outstanding property taxes, annual road maintenance assessments, interest, penalties and related costs totaling $158,900 (C$225,807). The amounts previously owed to the City in connection with the above have been settled and paid in full.

On June 10, 2024, the Company received a statement of claim from the general contractor, Gillam Construction Group Ltd. ("Gillam"), for the construction of the Hamilton Facility. Gillam also named the Company's two officers as defendants. The Company and its Canadian legal counsel were able to resolve the matter with the Plaintiff with a final settlement of $2,040,370 (C$2,900,000) if paid on or before November 30, 2024. Effective December 1, 2024, as a result of non-payment by the Company, the final settlement became $2,111,100 (C$3,000,000) and accrues interest at a variable rate using the Bank of Nova Scotia prime rate plus four percent (4%), compounded daily, due February 1, 2025. The settlement reached was over and above the original amount included in the accounts of the Company. The Company provided for this excess in the amount of $287,899 (C$409,122) as a loss on settlement during the year ended December 31, 2024. On February 1, 2025, the Company signed an extension to May 29, 2025, to repay the principal amount of $2,111,100 (C$3,000,000) plus accrued interest and legal fees. Effective February 1, 2025, the principal amount is accruing interest at a fixed rate of twelve and one-half percent (12.5%) annually, compounded daily. On May 29, 2025, the Company signed an extension with Gillam, extending the repayment date from May 29, 2025 to August 15, 2025 on the same terms and conditions as the previous extension dated February 1, 2025.  As a result of the sale of the Hamilton Facility on June 30, 2026, Gillam accepted a payment of $1,853,546 (C$2,634,000) in full satisfaction of all outstanding amounts owed to Gillam. In addition, accrued interest and related costs totaling $476,881 (C$657,042) were forgiven by Gillam, included under other income (expenses), note 15(c).

For the three and six-month periods ended June 30, 2026, interest in the amount of $80,667 (C$111,614) and $158,684 (C$218,633) (2025-$85,568; C$119,036 and $145,182 (C$204,538) respectively, is included under interest expense in the interim condensed consolidated statements of operations and comprehensive income (loss).

On September 5, 2024, one of the Company's subsidiaries was served with a construction lien on the property at the Belleville Facility in the amount of $160,376 (C$227,904) representing outstanding accounts payable for environmental services provided by the contractor.

On March 3, 2025, the Company received a notice from the Ontario Supreme Court of Justice for unpaid fees with the Company's prior auditors. The outstanding amount includes fees of $50,020 (C$71,081), which is included under accounts payable in the interim condensed consolidated balance sheets and interest charged of $50,693 (C$72,038), which has been provided for, in total $100,713 (C$143,119). On May 6, 2025, the Company received an amended notice of motion returnable the week of May 19, 2025. The plaintiff would also seek to recover other costs and disbursements along with additional interest. On September 29, 2025, the Company received notice from the Ontario Superior Court of Justice that the Company's two bank accounts have been garnished for the total noted above. Management has been in discussions to settle this outstanding balance.

On March 12, 2025, the City informed 1684567 for outstanding property taxes, other charges including the amounts described above for costs resulting from the spill at the Belleville Facility. The amount noted by the City includes certain costs relating to 2025, in total $303,064 (C$430,672). The City demanded payment on or before April 23, 2025. On April 22, 2025, the City and 1684567 signed an extension agreement to provide for the payment of the amounts noted above along with the property taxes to be invoiced by the City during the extension period and any additional interest and penalties. These outstanding costs are being paid monthly, commencing April 22, 2025 through to March 22, 2026 in the amount of $32,206 (C$45,767). The payments have been made monthly with funds provided by the mortgage holders and included in mortgages payable. By the end of March 2026, the Company made the payments requested by the City in full.

In a letter dated March 20, 2025, the Canada Revenue Agency (the "CRA"), informed the Company of outstanding harmonized sales taxes and payroll remittance amounts, including interest and penalties, owing for the Belleville Facility. The total amount is $571,803 (C$812,567) and includes amounts relating to 2025. The Company has included under accounts payable and under accrued liabilities in the interim condensed consolidated financial statements the amounts owing as at June 30, 2026. Management has been in discussions with the CRA to repay the outstanding amounts over a reasonable amount of time once funding is received.

On August 29, 2025, the Company received a claim from the architectural firm who designed the Hamilton Facility for outstanding accounts payable in the amount of $178,485 (C$253,638) which is included under accounts payable in the Company's interim condensed consolidated balance sheets. The claimant names the Company and several subsidiaries, along with the Company's officers and two directors. Management has been in discussions with the claimant's key principal and the architectural firm's counsel to resolve the timing of settlement of the outstanding accounts payable.

On November 5, 2025, the Company's Belleville subsidiary and the CEO received a summons from the Ontario Court of Justice (the "Court"), issued under the Provincial Offenses Act, served by the MECP. The appearance before the Court in Belleville, Ontario, was held on December 1, 2025. The Company has accrued the fine levied by the MECP, in the amount of $193,518 (C$275,000), included under accrued liabilities in the consolidated balance sheets.  The judicial pre-trial date has been set for September 8, 2026.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three-month period ended June 30, 2026, the Company did not have any unregistered sales of equities.

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

SUSGLOBAL ENERGY CORP.

August 13, 2026	By:	/s/ Marc Hazout
Marc Hazout
Executive Chairman, President and Chief Executive Officer

August 13, 2026	By:	/s/ Ike Makrimichalos
Ike Makrimichalos
Chief Financial Officer (Principal Financial and Accounting Officer)

