Form 10-Q
period 2026-09-30
SusGlobal Energy Corp.
filed 2026-11-12
CIK 1652539

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

Yes [  ]    No [X]

The number of shares of the registrant's common stock outstanding as of November  12, 2026, was 142,332,019.

SusGlobal Energy Corp.

INDEX TO FORM 10-Q

For the Three-Month and Nine-Month Periods Ended September 30, 2026 and 2025

SUSGLOBAL ENERGY CORP.

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026 and 2025

(Expressed in United States Dollars)

(unaudited)

SusGlobal Energy Corp.

Interim Condensed Consolidated Balance Sheets

As at September 30, 2026 and December 31, 2025

(Expressed in United States Dollars)

(unaudited)

	September 30, 2026	December 31, 2025
ASSETS
Current Assets
Government remittances receivable	$11,149	9,581
Prepaid expenses and deposits (note 6)	132,831	23,177
Total Current Assets	143,980	32,758

Long-lived Assets, net (note 7)	-	2,971,262
Long-lived Assets held for sale (note 7)	2,680,070	5,836,800
Long-Term Assets	2,680,070	8,808,062
Total Assets	$2,824,050	$8,840,820
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
Accounts payable	$2,650,706	$4,943,000
Accounts payable-related parties (note 8)	1,429,296	1,069,657
Government remittances payable	421,616	414,156
Accrued liabilities (notes 9, 12 and 18)	7,710,480	8,405,258
Accrued liabilities-related parties (note 8)	663,802	646,119
Current portion of long-term debt (note 9)-in default	5,762,622	9,730,662
Convertible promissory notes (note 10)-in default	15,216,339	14,458,322
Loans payable to related parties (note 12)	82,775	781,591
Total Current Liabilities	33,937,636	40,448,765
Total Liabilities	33,937,636	40,448,765

Stockholders' Deficiency
Preferred stock, $.0001 par value, 10,000,000 authorized, none issued and outstanding	-	-
Common stock, $.0001 par value, 150,000,000 authorized, 142,332,019 (2025- 142,332,019) shares issued and outstanding (note 13)	14,237	14,237
Additional paid-in capital	19,979,030	19,979,030
Accumulated deficit	(52,710,843)	(52,116,571)
Accumulated other comprehensive income	1,603,990	515,359
Stockholders' deficiency	(31,113,586)	(31,607,945)
Total Liabilities and Stockholders' Deficiency	$2,824,050	$8,840,820

Going concern (note 2)

Commitments (note 14)

Subsequent events (note 19)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SusGlobal Energy Corp.
Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

For the three and nine-month periods ended September 30, 2026 and 2025

(Expressed in United States Dollars)

(unaudited)

	For the three-month periods ended		For the nine-month periods ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Revenue	$(88)	$-	$17,243	$32,340
Cost of Sales
Depreciation (note 7)	64,289	65,306	194,864	193,002
Direct wages and benefits	(60)	13,243	11,641	39,352
Equipment rental, delivery, fuel and repairs and maintenance	(1,482)	10,582	(1,482)	414,112
Utilities	214	988	2,831	2,854
Total cost of sales	62,961	90,119	207,854	649,320
Gross loss	(63,049)	(90,119)	(190,611)	(616,980)
Operating expenses
Management compensation (note 8)	134,006	136,125	406,181	402,300
Professional fees	41,348	47,965	102,248	218,895
Interest expense (notes 8, 9, 10, 13 and 17)	183,137	369,985	1,111,026	1,087,076
Office and administration (note 7)	75,622	73,176	155,449	174,419
Rent and occupancy (note 8)	26,907	67,786	156,887	189,302
Filing fees	5,150	9,915	18,607	26,864
Directors' compensation (note 8)	13,400	13,612	40,618	40,230
Repairs and maintenance	-	23	-	445
Foreign exchange (income) loss	(27,593)	282,965	626,715	(505,056)
Total operating expenses	451,977	1,001,552	2,617,731	1,634,475
Net loss from operating activities	(515,026)	(1,091,671)	(2,808,342)	(2,251,455)
Other (expenses) income (note 15)	(375,859)	(711,022)	2,214,070	(2,252,387)
Net loss	(890,885)	(1,802,693)	(594,272)	(4,503,842)
Other comprehensive income (loss)
Foreign exchange (loss) income	(24,386)	588,799	1,088,631	(849,519)

Comprehensive (loss) income	$(915,271)	$(1,213,894)	$494,359	$(5,353,361)
Net (loss) income per share
Basic and diluted	$(0.01)	$(0.01)	$(0.00)	$(0.03)
Weighted average number of common shares outstanding
Basic and diluted	142,332,019	142,332,019	142,332,019	138,526,158

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SusGlobal Energy Corp.

Interim Condensed Consolidated Statements of Changes in Stockholders' Deficiency

For the three and nine-month periods ended September 30, 2026 and 2025

(Expressed in United States Dollars)

(unaudited)

	Number of Shares	Common Shares	Additional Paid- in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Stockholders' Deficiency
Balance-December 31, 2025	142,332,019	$14,237	$19,979,030	$(52,116,571)	$515,359	$(31,607,945)
Other comprehensive income	-	-	-	-	552,421	552,421
Net loss	-	-	-	(1,516,559)		(1,516,559)
Balance-March 31, 2026	142,332,019	$14,237	$19,979,030	$(53,633,130)	$1,067,780	$(32,572,083)
Other comprehensive income	-	-	-	-	560,596	560,596
Net Income	-	-	-	1,813,172	-	1,813,172
Balance-June 30, 2026	142,332,019	14,237	19,979,030	(51,819,958)	1,628,376	(30,198,315)
Other comprehensive loss	-	-	-	-	(24,386)	(24,386)
Net loss	-	-	-	(890,885)	-	(890,885)
Balance-September 30, 2026	142,332,019	14,237	19,979,030	(52,710,843)	1,603,990	(31,113,586)

Balance-December 31, 2024	131,332,019	$13,137	$19,760,130	$(46,429,702)	$1,855,556	$(24,800,879)
Shares issued on private placement	6,000,000	600	119,400	-	-	120,000
Other comprehensive loss	-	-	-	-	(19,924)	(19,924)
Net loss	-	-	-	(1,881,658)	-	(1,881,658)
Balance-March 31, 2025	137,332,019	$13,737	$19,879,530	$(48,311,360)	$1,835,632	$(26,582,461)
Shares issued on private placement	5,000,000	500	99,500	-	-	100,000
Other comprehensive loss	-	-	-	-	(1,418,394)	(1,418,394)
Net loss	-	-	-	(819,491)	-	(819,491)
Balance-June 30, 2025	142,332,019	14,237	19,979,030	(49,130,851)	417,238	(28,720,346)
Other comprehensive income	-	-	-	-	588,799	588,799
Net Loss	-	-	-	(1,802,693)	-	(1,802,693)
Balance-September 30, 2025	142,332,019	14,237	19,979,030	(50,933,544)	1,006,037	(29,934,240)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SusGlobal Energy Corp.

Interim Condensed Consolidated Statements of Cash Flows

For the nine-month periods ended September 30, 2026 and 2025

(Expressed in United States Dollars)

(unaudited)

	For the nine-month period ended September 30, 2026	For the nine-month period ended September 30, 2025
Cash flows from operating activities
Net loss	$(594,272)	$(4,503,842)
Adjustments for:
Depreciation	194,864	193,002
Gain on sale of Hamilton Facility	(1,820,299)	-
Forgiveness of accrued interest on the sale of the Hamilton Facility	(1,185,774)	-
Adjustment to previously recorded provision for loss	(295,427)	-
Provision for loss	329,413	337,256
Loss on revaluation of convertible promissory notes	758,017	2,007,427
Insurance recovery		(92,296)
Changes in non-cash working capital:
Government remittances receivable	(1,939)	4,410
Prepaid expenses and deposits	(123,513)	(4,001)
Accounts payable	(2,176,417)	(1,072)
Accounts payable-related parties	405,718	439,881
Government remittances payable	22,067	14,407
Accrued liabilities	732,674	1,379,413
Accrued liabilities-related parties	40,618	146,806
Net cash used in operating activities	(3,714,270)	(78,609)
Cash flows from investing activities
Proceeds on sale of long-lived assets held for sale	7,597,099	-
Net cash provided by investing activities	7,597,099	-
Cash flows from financing activities
Advances of long-term debt	623,894	242,763
Repayments of long-term debt	(4,350,458)	-
Advances of loans payable to related parties	26,521	28,020
Repayment of advances of loans payable to related parties	(710,566)	(17,880)
Proceeds on private placement	-	220,000
Net cash provided by financing activities	(4,410,609)	472,903
Effect of exchange rate on cash	527,780	(390,178)
Increase in cash	-	4,116
Cash-beginning of period	-	1,295

Cash-end of period	$-	$5,411
Supplemental Cash Flow Disclosure:
Interest paid	$-	$75,096

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SusGlobal Energy Corp.
Notes to the Interim Condensed Consolidated Financial Statements
September 30, 2026 and 2025
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

The Company incurred a net loss of $594,272 (2025-net loss of $4,503,842) for the nine-months ended September 30, 2026 and as at that date had a working capital deficit of $33,793,656 (December 31, 2025-$40,416,007) and an accumulated deficit of $52,710,843 (December 31, 2025-$52,116,571) and expects to incur further losses in the development of its business.

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

September 30, 2026 and 2025

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

Interest, Credit and Concentration Risk

Interest rate risk is the risk borne by an interest-bearing asset or liability because of fluctuations in interest rates. Financial assets and financial liabilities with variable interest rates expose the Company to cash flow interest rate risk.

The Company is not exposed to significant interest rate risk on its long-term debt as at September 30, 2026 and December 31, 2025.

Credit risk is the risk of loss associated with a counterparty's inability to perform its payment obligations. As at September 30, 2026, the Company's credit risk is primarily attributable to cash. As at September 30, 2026, the Company's cash was held with a reputable Canadian chartered bank.

With regards to credit risk with customers, the customers' credit evaluation is reviewed by management and account monitoring procedures are used to minimize the risk of loss. The Company believes that no additional credit risk beyond amounts provided for by the allowance for doubtful accounts are inherent in accounts receivable. As at September 30, 2026 and December 31, 2025, there was no allowance for doubtful accounts.

As at September 30, 2026, the Company is not exposed to concentration risk as it had no customer balances as at September 30, 2026 and December 31, 2025. The Company had one customer whose revenue individually represented 10% or more of the Company's total revenue. This customer accounted for 100% (September 30, 2025-100% from the same one customer) of total revenue.

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

SusGlobal Energy Corp.

Notes to the Interim Condensed Consolidated Financial Statements

September 30, 2026 and 2025

(Expressed in United States Dollars)

(unaudited)

5. Financial Instruments, (continued)

Currency Risk

Although the Company's functional currency is the C$, the Company realizes a portion of its expenses in United States Dollars ("$").  Consequently, certain assets and liabilities are exposed to foreign currency fluctuations. As at September 30, 2026 $3,081,608 (December 31, 2025-$2,746,425) of the Company's net monetary liabilities were denominated in $. The Company has not entered into any hedging transactions to reduce the exposure to currency risk.

6. Prepaid Expenses and Deposits

Included in prepaid expenses and deposits are costs, primarily for administrative services to be expensed after September 30, 2026. In addition, a deposit of $103,244 (C$146,487) was provided to the MECP for the Company's financial assurance requirement.

7. Long-lived Assets, net

		September 30, 2026		December 31, 2025
	Cost	Accumulated depreciation	Net book value	Net book value

Land	$-	$-	$-	$1,537,997
Composting buildings	-	-	-	1,119,358
Gore cover system	-	-	-	200,057
Driveway and paving	-	-	-	113,850
	$-	$-	$-	$2,971,262

Depreciation for the three and nine-month periods ended September 30, 2026, is disclosed in cost of sales in the amounts of $64,289 (C$89,952) and $194,864 (C$269,857) (2025-$65,306; C$89,952 and $193,002; C$269,857) respectively, in the interim condensed consolidated statements of operations and comprehensive (loss) income.

Long-lived Assets-held for sale

On July 28, 2024, the Company's real estate broker listed the Company's two properties located in Hamilton, Ontario, Canada (the "Hamilton Facility") for sale. On the recommendation of the real estate broker, there was no selling price noted.  The Hamilton Facility was re-listed on March 9, 2026 for a price of $8,810,100 (C$12,500,000) and on June 30, 2026 was sold for $7,576,600 (C$10,750,000). The net proceeds from the sale after deducting the real estate commission and legals amounted to $7,597,099 (C$10,520,840), resulting in a gain of $1,820,299 (C$2,520,840). Refer also to other income (expenses), note 15(b).

On September 16, 2026, the Company's real estate broker listed the Company's Belleville Facility for sale. On the recommendation of the real estate broker, there was no selling price noted.

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

September 30, 2026 and 2025

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

8. Related Party Transactions

For the three and nine-month periods ended September 30, 2026, the Company incurred $107,205 (C$150,000) and $324,945 (C$450,000)  (2025-$108,900; C$150,000 and $321,840; C$450,000) respectively, in management fees expense with Travellers International Inc. ("Travellers"), an Ontario company controlled by a director and the president and chief executive officer (the "CEO"); and $26,801 (C$37,500) and $81,236 (C$112,500) (2025-$27,225; C$37,500 and $80,460; C$112,500) respectively, in management fees expense with the Company's chief financial officer (the "CFO"). As at September 30, 2026, unpaid remuneration and unpaid expenses in the amount of $1,331,719 (C$1,889,499) (December 31, 2025-$1,007,247; C$1,380,547) is included in accounts payable and $400,704 (C$568,536) (December 31, 2025-$332,724; C$456,036) is included in accrued liabilities in the interim condensed consolidated balance sheets.

For the three and nine-month periods ended September 30, 2026, the Company incurred $30,570 (C$42,718) and $84,636 (C$117,209) (2025-$27,005; C$37,150 and $84,233; C$117,775) respectively, in rent expense paid under a lease agreement with Haute Inc. ("Haute"), an Ontario company controlled by the CEO. The lease agreement had expired and the Company is currently on a month-to-month arrangement. As at September 30, 2026, $97,577 (C$138,446) (December 31, 2025-$62,411; C$85,541) in outstanding rent expense including the related goods and services tax is included in accounts payable in the interim condensed consolidated balance sheets.

For the independent directors, the Company recorded directors' compensation during the three and nine-month periods ended September 30, 2026 of $13,400 (C$18,750) and $40,618 (C$56,250) (2025-$13,612; C$18,750 and $40,230; C$56,250) respectively. As at September 30, 2026, outstanding directors' compensation of $342,387 (C$485,793) (December 31, 2025-$313,395; C$429,543) is included in accrued liabilities in the interim condensed consolidated balance sheets.

During the nine-month period ended September 30, 2026, advances on loans payable to related parties totaled $26,521 (C$36,727) (2025-$28,020; C$39,178) and repayment of loans payable to related parties totaled $710,566 (C$984,027) (2025-$17,880; C$25,000).

9. Long-Term Debt

	September 30, 2026	December 31, 2025
(a)i) Mortgage Payable-due on demand	$3,958,354	$4,097,638
(a)ii) Mortgage Payable-due on demand	1,057,200	1,094,400
(a)iii) Mortgage Payable-due on demand	-	1,459,200
(a)iv) Mortgage Payable-due on demand	511,685	766,080
(a)v) Mortgage Payable-due on demand	-	1,629,413
(a)vi) Mortgage Payable-due on demand	235,383	683,931
	5,762,622	9,730,662
Current portion	(5,762,622)	(9,730,662)
Long-Term portion	$-	$-

Refer also to going concern, note 2.

SusGlobal Energy Corp.

Notes to the Interim Condensed Consolidated Financial Statements

September 30, 2026 and 2025

(Expressed in United States Dollars)

(unaudited)

9. Long-Term Debt, (continued)

(a) i. On December 1, 2023, this 1st mortgage was renewed with a new maturity date of June 1, 2024 and a fixed interest rate of 13% per annum. On renewal, the 1st mortgage was increased by $293,394 (C$416,280), from $3,664,960 (C$5,200,000) to $3,958,354 (C$5,616,280), to account for increased interest based on the previous variable rate, three months of prepaid interest and a financing fee. The 1st mortgage is secured by the shares held of 1684567, a 1st mortgage on the Belleville Facility and a general assignment of rents.  This mortgage is currently due on demand.

ii. On March 1, 2023, the Company obtained a 2nd mortgage in the amount of $1,057,200 (C$1,500,000) bearing interest at the annual rate of 12%, repayable monthly, interest only with a maturity date of March 1, 2024, secured as noted under paragraph i) above.  This mortgage is currently due on demand.

iii. On November 2, 2023, the Company completed the purchase of additional land, consisting of a 2.03-acre site in Hamilton, Ontario, Canada for $2,184,880 (C$3,100,000), prior to an additional disbursement of $41,213 (C$58,475) representing land transfer tax. The Company obtained a vendor take-back mortgage in the amount of $1,409,600 (C$2,000,000) bearing interest at 7% annually, payable monthly, interest only and maturing November 2, 2025. On March 9, 2026, this mortgage was assigned to certain private lenders in the amount of $1,484,145 (C$2,105,767), including any unpaid accrued interest and other charges. An additional mortgage, as noted below under paragraph iv), was arranged to complete the purchase. This mortgage was discharged on the sale of the Hamilton Facility on June 30, 2026.

iv. In connection with the purchase of additional land noted above under paragraph iii) above, a 2nd mortgage was obtained in the amount of $740,040 (C$1,050,000) bearing interest at 13% annually, payable monthly interest only and secured by a 3rd mortgage on the property at the Belleville Facility. This mortgage was discharged on the sale of the Hamilton Facility on June 30, 2026 and  replaced by a new mortgage of $486,312 (C$690,000) secured by a 3rd mortgage on the property at the Belleville Facility. This mortgage is currently due on demand. An additional advance in the amount of $25,373 (C$36,000) was received during the three-month period ended September 30, 2026 resulting in a balance of $511,685 (C$726,000) on September 30, 2026.

v. On December 14, 2023, the Company made arrangements to repay the previous 1st mortgage on the first property purchased in Hamilton, Ontario, Canada on August 17, 2021, for a new 1st mortgage in the amount of $1,574,028 (C$2,233,298) with certain private lenders.  The original 1st mortgage was a vendor take back mortgage in the amount of $1,409,600 (C$2,000,000). This mortgage was discharged on the sale of the Hamilton Facility on June 30, 2026.

vi. On April 2, 2024, the Company received funds in the amount of $138,160 (C$196,028) for a $228,204 (C$323,786) 4th mortgage secured by the Belleville Facility bearing interest at 12% annually payable monthly interest only maturing October 2, 2024, cross collateralized by a 3rd mortgage secured by the additional land in Hamilton, Ontario, Canada, net of any unpaid interest, a financing fee of $19,030 (C$27,000) and six months of capitalized interest. Further, additional sums totaling $529,741 (C$751,618) were advanced after April 2, 2024, resulting in a balance of $757,945 (C$1,075,405) prior to discharging $522,562 (C$741,433) of this mortgage in connection with the sale of the Hamilton Facility on June 30, 2026. As at September  30, 2026, the balance of this mortgage is $235,383 (C$333,971) and is due on demand.

On the sale of the Hamilton Facility on June 30, 2026, the mortgage holders forgave accrued interest of $533,484 (C$738,795), included under other income (expenses), note 15(c).

As at September 30, 2026, $1,821,367 (C$2,584,232) (December 31, 2025-$1,934,432; C$2,651,359) of accrued interest is included in accrued liabilities in the interim condensed consolidated balance sheets.

For the three and nine-month periods ended September 30, 2026, $183,559 (C$259,314) and $907,699 (C$1,257,027) (2025-$269,066; C$370,597 and $796,805; C$1,114,101) respectively, in interest was incurred on the mortgages payable.

SusGlobal Energy Corp.

Notes to the Interim Condensed Consolidated Financial Statements

September 30, 2026 and 2025

(Expressed in United States Dollars)

(unaudited)

10. Convertible Promissory Notes

	September 30, 2026	December 31, 2025

(a) Convertible promissory note-October 28 and 29, 2021	$4,563,199	$4,224,384
(b) Convertible promissory note-March 3 and 7, 2022	8,861,874	8,424,964
(c) Convertible promissory note- June 23, 2022	1,577,836	1,604,733
(d) Convertible promissory note-April 12, 2024, amended May 23, 2024	213,430	204,241
	$15,216,339	$14,458,322

The convertible promissory notes are accounted for under the fair value option in the interim condensed consolidated balance sheets. The actual principal outstanding on the balance of the notes as at September 30, 2026 was $10,861,471 including accrued interest of $4,547,133 (2025-$9,907,272, including accrued interest of $3,564,889).

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

September 30, 2026 and 2025

(Expressed in United States Dollars)

(unaudited)

10. Convertible Promissory Notes, (continued)

As a result of the default on November 15, 2022, the Company was informed that the October 29, 2021 investor will now be accruing interest at the default rate of 24% per annum.  In addition, on October 4, 2023, an action was launched by the October 29, 2021 investor, who claimed he was owed $1,300,000 plus accrued interest which is after conversions of $318,100 during 2022 and 2023 and accrued interest of $1,202,696 as at September 30, 2026 (December 31, 2025-$969,337). The fair value of this convertible promissory note, included in the total in the table above, is $3,629,064 (December 31, 2025-$3,449,419). The Company intends to repay the balance owed when it is financially able to do so.

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

Previously, the conversion price was a 30% discount to the price at which the securities were sold in connection with the Liquidity Event. In consideration for the extension of the maturity date, the Company agreed to issue the investor 500,000 shares of the Company's common stock. The Company used the with-and-without method to allocate the proceeds between the convertible promissory note and the common shares. As a result, all the proceeds were allocated to the convertible promissory note and $nil to the common shares. As a result of the default on July 28, 2023, the Company is now incurring interest at the default rate of 24%. As at September 30, 2026, this note had a principal balance of $644,204 (December 31, 2025-$509,841) including accrued interest of $350,086 (December 31, 2025-$187,681). The fair value of this convertible promissory note, included in the table above, is $934,135 (December 31, 2025-$774,965).

On June 8, 2023, the October 29, 2021 investor's counsel sent the Company a notice of default on the October 29, 2021 investor note and the March 2022 Investor Notes, described below. The default was caused by the holders of these promissory notes not being able to receive shares of the Company's common stock, par value $0.0001 (the "Common Stock") pursuant to the conversion terms of these promissory notes. All cure periods available pursuant to the promissory notes had expired prior to June 8, 2023. The October 29, 2021, investor note had a principal balance of $1,300,000 before the default and the March 2022 Investor Notes, whose principal balance totaled $2,640,000 prior to the notice of default, increased by 20% or $528,000 in total because of the notice of default. In addition, default interest at the rate of 24% per annum continues to accrue on the October 29, 2021 investor note and the March 2022 Investor Notes.

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

September 30, 2026 and 2025

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

As noted above, on June 8, 2023 the counsel for the March 2022 Investors provided the Company with a notice of default. This resulted in the principal balance of the March 2022 Investor Notes increasing in principal from $2,640,000 in total to $3,168,000, in total. In addition, interest is accruing at the rate of 24% per annum. As at September 30, 2026, the principal balance of the March 2022 investor notes totaled $6,111,376, including accrued interest of $2,943,375 (December 31, 2025-$5,542,698 including accrued interest of $2,374,698) is included in the convertible promissory notes balance.

SusGlobal Energy Corp.

Notes to the Interim Condensed Consolidated Financial Statements

September 30, 2026 and 2025

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

(d) On April 12, 2024, the Company executed one convertible promissory note (the "April 2024 Investor Note") with the June 2022 in the amount of $120,000 bearing interest at 10% per annum and having an OID of 10%. The April 2024 Investor Note was amended by the June 2022 Investor on May 23, 2024 resulting in a principal increase of $12,223. The maturity date of the April 2024 Investor Note is October 12, 2024. The proceeds from the April 2024 Investor Note were used to repay certain outstanding accounts. If this April 2024 Investor Note is not repaid by the maturity date, it will bear interest at the lesser of 18% and the maximum amount permitted under the law from the due date until paid. The June 2022 Investor may convert this April 2024 Investor Note on an event of default. The conversion price, only upon an event of default, will be 90% (a 10% discount) based on the lowest trading price on the previous twenty trading days ending on the date of conversion. The initial reserved amount shall be 5,000,000 shares of common stock. The Company also incurred professional fees of $8,500 which reduced the net proceeds on this April 2024 Investor Note. As at September 30, 2026, the principal balance of the April 2024 Investor Note totaled $183,195, including accrued interest of $50,972 (December 31, 2025- $165,396 including accrued interest of $33,170).

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

September 30, 2026 and 2025

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

Gains and losses attributable to changes in credit risk were insignificant during the three and nine-month periods ended September 30, 2026 and 2025. The Company recognized a loss of $247,931 and $758,017 (2025- $657,699 and $2,007,427) attributed to the change in fair value of the convertible promissory notes for the three and nine-month periods ended September 30, 2026 and 2025 respectively.

11. Fair Value Measurement

The following table presents information about the Company's financial assets and liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation:

		Fair value as at September 30, 2026 and December 31, 2025 Using:
		Level 3	September 30, 2026	December 31, 2025
Assets:	$		$-	$-
Liabilities:
Convertible promissory notes		15,216,339	15,216,339	14,458,322
		$15,216,339	$15,216,339	$14,458,322

During the nine-month periods ended September 30, 2026 and 2025, there were no transfers between Level 1, Level 2, or Level 3. There were no financial assets or other liabilities measured at fair value on a recurring basis as of September 30, 2026 and December 31, 2025.

The following table summarizes the change in Level 3 financial instruments during the nine-month period ended September 30, 2026 and year ended December 31, 2025.

	September 30, 2026	December 31, 2025
Fair value at December 31, 2025 and 2024	$14,458,322	$12,088,911
Mark to market	758,017	2,369,411
Fair value at September 30, 2026 and December 31, 2025	$15,216,339	$14,458,322

SusGlobal Energy Corp.

Notes to the Interim Condensed Consolidated Financial Statements

September 30, 2026 and 2025

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

The probability of default was determined in reference to a 1-year PD rate for a 'CCC+' rating at issuance, and a combination of 'CC' and 'CCC' credit ratings at September 30, 2026 and December 31, 2025. Increasing (decreasing) the probability of default would result in a significantly higher (lower) fair value measurement.

Other significant unobservable inputs include the expected volatility and the credit spread. The expected volatility was based on the historical volatility over a look-back period that was consistent with the balance-remaining term of the instruments. Expected volatility of 261.5% (December 31, 2025-320.8%) was used for the expected volatility. The discount for lack of marketability was determined using a range of option pricing methodologies using the remaining restriction term corresponding to each instrument on the relevant valuation date. The credit spread was determined in reference to credit yields of companies with similar credit risk at the date of valuation.

A premium of 10% (December 31, 2025-10%) was added to the credit spread as an instrument specific adjustment to reflect the Company's risk of default. A value of 22.28% (December 31, 2025-22.28%) was used for the credit spread.

12. Loans Payable to Related Parties

	September 30, 2026	December 31, 2025
Directors	$48,500	$48,500
Officers	25,817	54,804
Shareholder	8,458	-
Haute Inc.	-	678,287
Total	$82,775	$781,591

The loans owing to directors were received by the Company on June 6, 2022, March 16, 2023 and June 21, 2024, are unsecured, bearing interest at 5% per annum and due on demand. During the three and nine-month periods ended September 30, 2026, $611 and $1,814 (2025-$763 and $2,041) respectively, in interest was incurred on the loans owing to directors.

On December 5, 2023, the Company received a loan from Haute, in the amount of $422,880 (C$600,000) bearing interest at 13% per annum, due June 5, 2024. The net proceeds were $237,162 (C$336,495) after deducting outstanding interest on existing mortgages for a wholly owned subsidiary, 1684567, and other disbursements in the amount of $143,895 (C$204,165), a financing fee in the amount of $12,686 (C$18,000) plus the applicable harmonized sales taxes of $1,649 (C$2,340). In addition, six months of interest in the amount of $27,487 (C$39,000) was capitalized. This loan was repaid in connection with the sale of the Hamilton Facility on June 30, 2026.

On January 9, 2024, the Company received a loan from Haute, in the amount of $232,351 (C$329,670) bearing interest at 13% per annum due July 9, 2024. The proceeds received on January 9, 2024 net of capitalized interest of $13,744 (C$19,500) for six months and a financing fee of $6,343 (C$9,000) plus the applicable harmonized sales taxes of $825 (C$1,170) amounted to $211,440 (C$300,000).

SusGlobal Energy Corp.

Notes to the Interim Condensed Consolidated Financial Statements

September 30, 2026 and 2025

(Expressed in United States Dollars)

(unaudited)

12. Loans Payable to Related Parties, (continued)

This loan was repaid in connection with the sale of the Hamilton Facility on June 30, 2026. In addition, accrued interest of $177,841 (C$246,283) was forgiven, included under other income (expenses), note 15(c).

During the three and nine-month periods ended September 30, 2026, $nil (C$nil) and $43,636 (C$60,429) (2025-$21,936; C$30,214 and $64,828; C$90,643) respectively, in interest was incurred on the two loans from Haute.

During the nine-month period ended September 30, 2026, advances on loans payable to related parties totaled $26,521 (C$36,727) (2025-$28,020; C$39,178) and repayment of loans payable to related parties totaled $710,566 (C$984,027) (2025-$17,880; C$25,000).

13. Capital Stock

As at September 30, 2026, the Company had 150,000,000 common shares authorized with a par value of $.0001 per share and 142,332,019 (December 31, 2025-142,332,019) common shares issued and outstanding.

During the three and nine-month periods ended September 30, 2026, the Company raised $nil and $nil (2025-$nil and $220,000 for three private placements) respectively, for the issuance of nil and nil (2025-nil and 11,000,000) respectively, common shares to Travellers, at a price of $0.02 per share.

14. Commitments

a)

There are no future minimum commitments for the CEO and the CFO as they are providing their services on a month-to-month basis, as their previous executive consulting agreements have expired. The monthly fee for the CEO is $35,240 (C$50,000) and for the CFO $8,810 (C$12,500).

b)

The Company has agreed to lease its office premises from Haute on a month-to-month basis, at the monthly rate of $7,048 (C$10,000). The Company is responsible for all expenses and outlays in connection with its occupancy of the leased premises, including, but not limited to utilities, realty taxes and maintenance.

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

• $125,000 sixty days after the Company's shares listed on the Nasdaq or another senior exchange.

• $125,000 on the one-year anniversary of the first payment above and,

• $125,000 on the one-year anniversary of the second payment above.

There is also an arrangement to issue 250,000 warrants to the company once the Company's shares are listed on the Nasdaq or another major exchange.

The Company is required to satisfy the financial assurance with the MECP to be in compliance with the MECPs environmental objectives. On July 22, 2026, the Company provided a certified cheque to the MECP in the amount of $103,244 (C$146,487). The MECP regularly evaluates the Company's Belleville Facility to ensure compliance is adhered to and the amount is subject to change by the MECP. The financial assurance is based on the estimated environmental remediation and clean-up costs for the Belleville Facility. This financial assurance is included under prepaid expenses and deposits, note 6.

As a result of inspections carried out by the MECP during the prior years, some of which have resulted in MECP orders having been issued, the Company has accrued estimated and actual costs for corrective measures in orders issued by the MECP as at September 30, 2026 of $2,728,246 (C$3,870,950) (December 31, 2025-$2,824,245; C$3,870,950).

SusGlobal Energy Corp.

Notes to the Interim Condensed Consolidated Financial Statements

September 30, 2026 and 2025

(Expressed in United States Dollars)

(unaudited)

15. Other Income (Expenses)

	September 30, 2026	September 30, 2025
(a) Loss on revaluation of convertible promissory notes	$(758,017)	$(2,007,427)
(b) Gain on the sale of the Hamilton Facility	1,820,299	-
(c) Forgiveness of accrued interest in connection with the sale of the Hamilton Facility	1,185,774	-
(d) Adjustment to previously recorded provision for loss	295,427	-
(e) Provision for loss	(329,413)	(337,256)
(f) Insurance claim recovery	-	92,296
	$2,214,070	$(2,252,387)

(a) Loss on revaluation of convertible promissory notes. Refer also to convertible promissory notes, note 10.

(b) As noted under long-lived assets, note 7, the Company sold the Hamilton Facility on June 30, 2026, resulting in a gain of $1,820,299 (C$2,520,840).

(c) In connection with the sale of the Hamilton Facility, the debt holders, including mortgagees, the general contractor and Haute, forgave most of their accrued interest and certain portions of their debt, to facilitate the completion of the sale totaling $1,185,774 (C$1,642,119).

(d) This relates to a provision originally recorded relating to outstanding amount to the general contractor on the Hamilton Facility, that is adjusted as the general contractor accepted less than the Company had recorded in the accounts.

(e) The provision for loss relates to one of the March 2022 Investor Notes as disclosed under legal proceedings, note18.

(f) Relates to an insurance recovery on previously invoiced legal fees relating to a settled claim

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

The Company operates as one operating segment: renewable energy and operates in one country, Canada. Operating segments are defined as components of an enterprise for which separate financial information is regularly evaluated by the CODM, which is the Company's CEO, in deciding how to allocate resources and assess performance. The Company's CODM evaluates the Company's financial information and resources and assesses the performance of these resources on a consolidated basis. There is no expense or asset information that is supplemental to those disclosed in these consolidated financial statements, that are regularly provided to the CODM. The allocation of resources and assessment of performance of the operating segment is based on consolidated net loss as shown in the interim condensed consolidated statement of operations and comprehensive (loss) income. The CODM considers net loss in the annual forecasting process and reviews actual results when making decisions about allocating resources. Since the Company operates as one operating segment, financial segment information, including profit or loss and asset information, can be found in the consolidated financial statements.

17. Economic Dependence

The Company generated nil% and 100% of its revenue from one customer, during the three and nine-month periods ended September 30, 2026 (2025-nil% and 100% from the same customer) respectively.

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

SusGlobal Energy Corp.

Notes to the Interim Condensed Consolidated Financial Statements

September 30, 2026 and 2025

(Expressed in United States Dollars)

(unaudited)

18. Legal Proceedings

On October 4, 2023, an action was launched by one of the October 2021 Investors, who claimed he was owed $1,300,000 plus accrued interest. The principal balance in the accounts and noted under convertible promissory notes, note 10(a) is $2,502,696 (December 31, 2025-$2,269,337), which is after conversions of $318,100 during 2022 and 2023 and includes accrued interest of $1,202,696 (December 31, 2025-$969,337). The Company has disclosed the fair value of this convertible promissory note as $3,629,064 (December 31, 2025-$3,449,419). The Company intends to repay the balance owed when it is financially able to do so.

On November 27, 2023 and March 6, 2024, the Company experienced an outflow of leachate impacted water from the stormwater pond at the Belleville Facility into the City of Belleville's (the "City") roadside ditch. The Company has been collaborating with its environmental consultants and its Canadian legal counsel to assess the damage caused, remediate this occurrence and report to the MECP.

On October 24, 2023, the Company received a letter from the utility company for unpaid hydro bills in the amount of $236,313 (C$335,291). The amount of this original claim and any amounts subsequently invoiced total $319,656 (C$453,542) as at December 31, 2025, included in accounts payable on the Company's consolidated balance sheets. On November 7, 2025, the Credit Bureau of Canada informed the Company that Hydro-One will consider settling for $255,725 (C$362,834) if settled by November 14, 2025. Management was not able to settle by this date and is considering all its options.

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

On April 1, 2024, the Company received notice of a complaint filed against it by one of the March 2022 Investors, seeking damages of no less than $4,545,393. The Company had thirty calendar days to respond and on April 30, 2024, the Company was able to extend the been unable to retain counsel to represent it in this matter. The full amount of the complaint was included in the accounts at December 31, 2023, March 31, 2024 and June 30, 2024. On May 21, 2024, the counsel for the plaintiff requested an entry for a default judgement against the Company. On September 11, 2024, the default judgement was filed in the amount of $2,848,744. In addition, pre-judgement interest was granted in the amount of $87,414 at the rate of 10% per annum on the principal balance from May 22, 2024 through September 11, 2024. On the filing of this default judgement, the March 2022 Investor removed two causes of action previously filed in their complaint which the Company received notice of on April 1, 2024 and accrued for accordingly. The impact of the removal of the two causes of action totaling $2,250,000, plus the additional pre-judgement and other interest charged resulted in a reduction in the time to respond with opposing counsel, a further fifteen days. The Company has previous accrual for loss in the amount of $1,191,033, which was disclosed in the December 31, 2024 consolidated financial statements. During the current year, the Company has accrued interest of 15% on the outstanding balance, as noted in the default judgement. Refer also to other income (expenses), note 15(e).

SusGlobal Energy Corp.

Notes to the Interim Condensed Consolidated Financial Statements

September 30, 2026 and 2025

(Expressed in United States Dollars)

(unaudited)

18. Legal Proceedings, (continued)

On June 10, 2024, the Company received a statement of claim from the general contractor, Gillam Construction Group Ltd. ("Gillam"), for the construction of the Hamilton Facility. Gillam also named the Company's two officers as defendants. The Company and its Canadian legal counsel were able to resolve the matter with the Plaintiff with a final settlement of $2,043,920 (C$2,900,000) if paid on or before November 30, 2024. Effective December 1, 2024, as a result of non-payment by the Company, the final settlement became $2,114,400 (C$3,000,000) and accrues interest at a variable rate using the Bank of Nova Scotia prime rate plus four percent (4%), compounded daily, due February 1, 2025. The settlement reached was over and above the original amount included in the accounts of the Company. The Company provided for this excess in the amount of $300,565 (C$409,122) as a loss on settlement during the year ended December 31, 2024. On February 1, 2025, the Company signed an extension to May 29, 2025, to repay the principal amount of $2,114,400 (C$3,000,000) plus accrued interest and legal fees. Effective February 1, 2025, the principal amount is accruing interest at a fixed rate of twelve and one-half percent (12.5%) annually, compounded daily. On May 29, 2025, the Company signed an extension with Gillam, extending the repayment date from May 29, 2025 to August 15, 2025 on the same terms and conditions as the previous extension dated February 1, 2025.  As a result of the sale of the Hamilton Facility on June 30, 2026, Gillam accepted a payment of $1,856,443 (C$2,634,000) in full satisfaction of all outstanding amounts owed to Gillam. In addition, accrued interest and related costs totaling $474,449 (C$657,042) were forgiven by Gillam, included under other income (expenses), note 15(c).

For the three and nine-month periods ended September 30, 2026, interest in the amount of $nil (C$nil) and $157,877 (C$218,633) (2025-$78,220; C$107,825 and $223,402 (C$312,363) respectively, is included under interest expense in the interim condensed consolidated statements of operations and comprehensive income (loss).

On September 5, 2024, one of the Company's subsidiaries was served with a construction lien on the property at the Belleville Facility in the amount of $160,627 (C$227,904) representing outstanding accounts payable for environmental services provided by the contractor. This balance is included under accounts payable.

On March 3, 2025, the Company received a notice from the Ontario Supreme Court of Justice for unpaid fees with the Company's prior auditors. The outstanding amount includes fees of $50,098 (C$71,081), which is included under accounts payable in the interim condensed consolidated balance sheets and interest charged of $50,772 (C$72,038), which has been provided for, in total $100,870 (C$143,119). On May 6, 2025, the Company received an amended notice of motion returnable the week of May 19, 2025. The plaintiff would also seek to recover other costs and disbursements along with additional interest. On September 29, 2025, the Company received notice from the Ontario Superior Court of Justice that the Company's two bank accounts have been garnished for the total noted above. Management has been in discussions to settle this outstanding balance.

In a letter dated March 20, 2025, the Canada Revenue Agency (the "CRA"), informed the Company of outstanding harmonized sales taxes and payroll remittance amounts, including interest and penalties, owing for the Belleville Facility. The total amount was $572,697 (C$812,567) and included amounts relating to 2025. The Company has included under accounts payable and under accrued liabilities in the interim condensed consolidated financial statements the amounts owing as at September 30, 2026. Management has been in discussions with the CRA to repay the outstanding amounts over a reasonable amount of time once funding is received.

On August 29, 2025, the Company received a claim from the architectural firm who designed the Hamilton Facility for outstanding accounts payable in the amount of $178,764 (C$253,638) which is included under accounts payable in the Company's interim condensed consolidated balance sheets. The claimant names the Company and several subsidiaries, along with the Company's two officers, which includes one director. Management has been in discussions with the claimant's key principal and the architectural firm's counsel to resolve the timing of settlement of the outstanding accounts payable.

On November 5, 2025, the Company's Belleville subsidiary and the CEO received a summons from the Ontario Court of Justice (the "Court"), issued under the Provincial Offenses Act, served by the MECP. The appearance before the Court in Belleville, Ontario, was held on December 1, 2025. The Company has accrued the fine levied by the MECP, in the amount of $193,820 (C$275,000), included under accrued liabilities in the consolidated balance sheets.  The judicial pre-trial date occurred on September 8, 2026. On October 26, 2026, the CEO attended at the Provincial Offenses Court for Hastings County. At this hearing, a four-day trial date was set for July 12-15, 2027. A trial confirmation date was scheduled for February 22, 2027.

SusGlobal Energy Corp.

Notes to the Interim Condensed Consolidated Financial Statements

September 30, 2026 and 2025

(Expressed in United States Dollars)

(unaudited)

19. Subsequent Events

The Company's management has evaluated subsequent events up to the date the interim condensed consolidated financial statements were issued, pursuant to the requirements of ASC 855 and has determined the following to be material subsequent events:

(a) On October 26, 2026, the CEO attended at the Provincial Offenses Court for Hastings County in connection with the summons issued under the Provincial Offenses Act to the Company's Belleville subsidiary and the CEO. At this hearing, a four-day trial date was set for July 12-15, 2027 and a trial confirmation date was scheduled for February 22, 2027. Refer also to legal proceedings, note 18.

(b) On November 6, 2026, the Company received net proceeds of $3,811 (C$5,407), including the applicable sale tax, on the sale of 549 carbon credits.

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

Growth and percentage comparisons made herein generally refer to the three and nine-month periods ended September 30, 2026 compared with the three and nine-month periods ended September 30, 2025 unless otherwise noted. Unless otherwise indicated or unless the context otherwise requires, all references in this document to "we," "us," "our," the "Company," and similar expressions refer to SusGlobal Energy Corp., and depending on the context, its subsidiaries.

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

RECENT BUSINESS DEVELOPMENTS

On November 6, 2026, the Company received net proceeds of $3,811 (C$5,407), including the applicable sale tax, on the sale of 549 carbon credits.

On September 21, 2022, the Company announced that its wholly owned subsidiary SusGlobal Energy Belleville Ltd. ("SusGlobal Belleville") has generated its first Verified Emission Reductions and Removals ("VERRs") and sold its first carbon credits as part of the Anew™ SusGlobal Belleville Composting Offset Project in Ontario (the "Project"). The Project generated approximately 137,000 VERRS from 2017 through 2022 with an approximate market value of between $2.47 (C$3.50) and $8.50 (C$12.06) per VERR. From September 2022 through the date of this filing, the Company has sold 74,013 VERRS. The Project report was submitted to the GHG CleanProjects® Registry, a business unit of the Standards Division of the Canadian Standards Association ("CSA"). The Project is part of the Offset Development and Marketing Agreement with Anew Canada ULC (formerly known as Blue Source Canada ULC) ("Anew Canada") for developed and marketed greenhouse gas ("GHG") offset credits from the Company's 49-acre Organic & Non-Hazardous Waste Processing & Composting Facility in Belleville, Ontario. The Project and report are listed on the GHG CleanProject® Registry, https://www.csaregistries.ca/GHG_VR_Listing/CleanProjectDetail?ProjectId=909.

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

The Company owned a 41,535 square foot facility (approximately 27% complete) on 5.29 acres in Hamilton, Ontario (the "Hamilton Facility"), which included an Environmental Compliance Approval to process 65,884 MT per annum of organic waste, 24 hours per day 7 days a week. The Hamilton Facility had been originally designed to produce, distribute and warehouse the Company's SusGro™ organic liquid fertilizer and other products that were anticipated to be provided under private label and to be sold through big box retailers, consumer lawn and garden suppliers, and for end use to the wine, cannabis and agriculture industries.

On July 28, 2024, the Company's real estate broker listed the Company's Hamilton Facility for sale. On the recommendation of the real estate broker, there was no selling price noted.  The Hamilton Facility was re-listed on March 9, 2026 for a price of $8,810,000 (C$12,500,000) and on June 30, 2026 was sold for $7,576,600 (C$10,750,000).

On June 19, 2026, the Company received net proceeds of $17,243 (C$23,878), including the harmonized sales taxes, on the sale of 9,062 carbon credits.

On March 10, 2025, the Company signed a service agreement which provides for the overall rehabilitation to operational readiness of the Company's Belleville facility in Belleville, Ontario Canada (the "Belleville Facility"). Once the Belleville Facility becomes operationally ready and all government orders have been fulfilled, the Company intends to retain a third party to operate the Belleville Facility under an operate and manage agreement.

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

Financings

(a) Securities Purchase Agreements

As at September 30, 2026, the Company had and currently has 6 security purchase agreements outstanding with 4 investors. The outstanding principal balance at September 30, 2026 of the convertible promissory notes was $10,861,471, including accrued interest of $4,547,133 with a fair value of $15,216,339. Please refer to the interim condensed consolidated financial statements, convertible promissory notes, note 10 and fair value measurement, note 11 for details on the convertible promissory notes.

(b) Mortgages

As at September 30, 2026, the Company had a total of four mortgages totaling $5,762,622 (C$8,176,252). The mortgages are all past due and due on demand. Please refer to long-term debt, note 9, for details on the mortgages.

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

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2026, the Company had cash balances of $nil (December 31, 2025-$nil) and current debt obligations and other current liabilities in the amount of $33,937,636 (December 31, 2025-$40,448,765). As at September 30, 2026, the Company had a working capital deficit of $33,793,656 (December 31, 2025-$40,416,007). The Company does not currently have sufficient funds to satisfy the current debt obligations.

The Company's total assets as at September 30, 2026 were $2,824,050 (December 31, 2025-$8,840,820) and total current liabilities were $33,937,636 (December 31, 2025-$40,448,765). Significant losses from operations have been incurred since inception and there is an accumulated deficit of $52,710,843 as at September 30, 2026 (December 31, 2025 -$52,116,571). Continuation as a going concern is dependent upon generating significant new revenue and generating external capital and securing debt to satisfy its creditors' demands and to achieve profitable operations while maintaining current fixed expense levels.

To pay for current liabilities and to fund any future operations, the Company requires significant new funds, which the Company may not be able to obtain. In addition to the funds required to liquidate the $33,937,636 in current debt obligations and other current liabilities, the Company estimates that approximately $4,000,000 in additional funds must be raised to fund capital requirements and general corporate expenses for the next 12 months.

In the normal course of business, we are exposed to market risks, including changes in interest rates, certain commodity prices and Canadian currency rates. The Company does not use derivatives to manage these risks.

As at September 30, 2026, the Company's debt obligations totaled $21,061,736 (December 31, 2025-$24,970,575).  All debt obligations are past due.

On July 22, 2026, the Company delivered a certified cheque in the amount of $103,083 (C$146,487) to the MECP to satisfy the financial assurance requirement. The financial assurance is a requirement of the MECP  provided by the Company for it to be in compliance with the MECPs environmental objectives. The MECP regularly evaluates the Company's Belleville Facility to ensure compliance is adhered to and the amount is subject to change by the MECP.  As a result of inspections carried out by the MECP during the prior years, some of which have resulted in MECP orders having been issued, the Company has accrued estimated and actual costs for corrective measures in orders issued by the MECP in the amount of $2,728,246 (C$3,870,950) (December 31, 2025-$2,824,245; C$3,870,950).

CONSOLIDATED RESULTS OF OPERATIONS - FOR THE THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2026 COMPARED TO THE THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2025

	For the three-month periods ended
	September 30, 2026	September 30, 2025

Revenue	$(88)	$-

Cost of Sales
Depreciation	64,289	65,306
Direct wages and benefits	(60)	13,243
Equipment rental, delivery, fuel and repairs and maintenance	(1,482)	10,582
Utilities	214	988
Total cost of sales	62,961	90,119

Gross loss	(63,049)	(90,119)

Operating expenses
Management compensation	134,006	136,125
Professional fees	41,348	47,965
Interest expense	183,137	369,985
Office and administration	75,622	73,176
Rent and occupancy	26,907	67,786
Filing fees	5,150	9,915
Directors' compensation	13,400	13,612
Repairs and maintenance	-	23
Foreign exchange (income) loss	(27,593)	282,965
Total operating expenses	451,977	1,001,552

Net loss from operating activities	(515,026)	(1,091,671)

Other expenses	(375,859)	(711,022)
Net loss	$(890,885)	$(1,802,693)

As a result of an order issued by the Ministry of Labour, Immigration, Training and Skills Development, specifically relating to high ammonia levels in one of the Company's composting buildings at its Belleville Facility, the Company ceased accepting waste after January 10, 2024, to address this and other compliance matters issued by the MECP. The Company also received orders from the MECP to address repairs, the clean-up of unusable waste on site, re-habilitating its stormwater management system and other matters. Management anticipates these matters will take the balance of the year to be completed and be able to reopen by mid-2027. This will require significant investment and is dependent on the Company securing funding. The Company will require significant investment to carry out repairs and improvements, some of which as ordered by the MECP. This will also include replacement of certain equipment at the Belleville Facility.

The Company didn't earn any revenue in each of the three-month periods ended September 30, 2026 and 2025 with only a negative $88 as a result of the impact of foreign exchange translation. Under normal operating conditions of the Belleville Facility, the Company processes organic and other waste received and produces the end product, compost.

The cost of sales totaled $62,961 for the three-month period ended September 30, 2026, compared to $90,119 for the three-month period ended September 30, 2025 primarily due to lower direct wages and benefits since there are no longer staff employed at the Belleville Facility and lower equipment rental, delivery, fuel and repairs and maintenance due to the absence of activity. Cost of sales typically includes equipment rental, delivery, fuel, repairs and maintenance, direct wages and benefits, depreciation and utilities. Included are costs for actual and estimated expenditures for completing certain known compliance matters as ordered by the MECP, which did not increase in the current three-month period.

Operating expenses decreased by $549,575 from $1,001,552 in the three-month period ended September 30, 2025 to $451,977 in the three-month period ended September 30, 2026, explained further below.

Management compensation reduced by a nominal amount, impacted only by the translation of the Canadian dollar fees to the United States dollar. In Canadian dollars, the fees were unchanged.

Professional fees reduced by a nominal amount of $6,617 from $47,965 in the three-month period ended September 30, 2025 to $41,348 in the three-month period ended September 30, 2026, primarily due to a reduction in legal fees and consulting fees for environmental services incurred in addressing the orders issued by the MECP.

Interest expense decreased by $186,848 from $369,985 in the three-month period ended September 30, 2025, to $183,137 in the three-month period ended September 30, 2026 primarily due to the discharge of the mortgages and loans on the disposal of the Hamilton Facility on June 30, 2026.

Office and administration expenses increased by a nominal amount of $2,446 from $73,176 in the three-month period ended September 30, 2025 to $75,622 in the three-month period ended September 30, 2026. The increase was due to the adjustments to insurance related to prior years offset by a reduction in interest and penalties on overdue accounts and by a reduction in wages and administrative expenses in the Belleville Facility with the resignation of the lone employee.

Rent and occupancy decreased by $40,879 from $67,786 in the three-month period ended September 30, 2025, to $26,907 in the three-month period ended September 30, 2026 primarily due to the absence of property taxes due to the sale of the Hamilton Facility on June 30, 2026 and adjustments made to previous accruals.

The Company has no active insurance policies in place and thus no insurance expense in the current and prior three-month periods.

Filing fees decreased by $4,765 from $9,915 in the three-month period ended September 30, 2025, to $5,150 in the three-month period ended September 30, 2026 due primarily to the refund of a portion of the OTC annual fee resulting from the Company's downgraded listing.

Directors' compensation decreased by a nominal amount of $212 from $13,612 in the three-month period ended September 30, 2025, to $13,400 in the three-month period ended September 30, 2026, due to the weakening of the Canadian dollar compared to the United States dollar as the fees in Canadian dollars have not changed.

There were no repairs and maintenance in the current three-month period ended September 30, 2026 compared to $23 in the three-month period ended September 30, 2025.

The foreign exchange expense in the three-month period ended September 30, 2025, in the amount of $282,965 reduced to income of $27,593 in the three-month period ended September 30, 2026, a change of $310,558, due primarily to the translation of significant United States dollar denominated balances, such as the convertible promissory notes during a period where the Canadian dollar strengthened compared to the United States dollar.

During the current three-month period ended September 30, 2026, the Company recorded a loss on the revaluation of the convertible promissory notes in the amount of $247,931 compared to a loss of $657,699 in the three-month period ended September 30, 2025. In addition, the Company recognized a provision for loss for a March 2022 convertible promissory note in the amount of $111,011 in the three-month period ended September 30, 2026 and $145,619 in the three-month period ended September 30, 2025.  Further, in connection with the sale of the Hamilton Facility, the Company recognized a reduction on the gain on the sale of $9,327, a reduction on the forgiveness of interest and certain debt of $6,076 and an adjustment to a previous provision of $1,514, in connection with additional debt owed to the general contractor for the Hamilton Facility. These adjustments in connection with the disposal of the Hamilton Facility were due to the change in the translation rate from the Canadian dollar to the United States dollar. In addition, the Company recorded an insurance claim recovery of $92,296 in the three-month period ended September 30, 2025. Overall, the other expenses decreased by $335,163 from a loss of $711,022 in the three-month period ended September 30, 2025 to a loss of $375,859 in the three-month period ended September 30, 2026.

CONSOLIDATED RESULTS OF OPERATIONS - FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2026 COMPARED TO THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2025

	For the nine-month periods ended
	September 30, 2026	September 30, 2025

Revenue	$17,243	$32,340

Cost of Sales
Depreciation	194,864	193,002
Direct wages and benefits	11,641	39,352
Equipment rental, delivery, fuel and repairs and maintenance	(1,482)	414,112
Utilities	2,831	2,854
Total cost of sales	207,854	649,320

Gross loss	(190,611)	(616,980)

Operating expenses
Management compensation	406,181	402,300
Professional fees	102,248	218,895
Interest expense	1,111,026	1,087,076
Office and administration	155,449	174,419
Rent and occupancy	156,887	189,302
Filing fees	18,607	26,864
Directors' compensation	40,618	40,230
Repairs and maintenance	-	445
Foreign exchange loss (income)	626,715	(505,056)
Total operating expenses	2,617,731	1,634,475

Net loss from operating activities	(2,808,342)	(2,251,455)

Other income (expenses)	2,214,070	(2,252,387)
Net loss	$(594,272)	$(4,503,842)

As a result of an order issued by the Ministry of Labour, Immigration, Training and Skills Development, specifically relating to high ammonia levels in one of the Company's composting buildings at its Belleville Facility, the Company ceased accepting waste after January 10, 2024, to address this and other compliance matters issued by the MECP. The Company also received orders from the MECP to address repairs, the clean-up of unusable waste on site, re-habilitating its stormwater management system and other matters. Management anticipates these matters will take the balance of the year to be completed and be able to reopen in mid- 2027. This will require significant investment and is dependent on the Company securing funding. The Company will require significant investment to carry out repairs and improvements, some of which as ordered by the MECP. This will also include replacement of certain equipment at the Belleville Facility.

During the nine-month period ended September 30, 2026, the Company generated $17,243 of revenue from its Belleville Facility compared to $32,340 in the nine-month period ended September 30, 2025. The revenue in both periods was generated from the sale of carbon credits.

The cost of sales totaled $207,854 for the nine-month period ended September 30, 2026, compared to $649,320 for the nine-month period ended September 30, 2025 primarily due to lower direct wages and benefits since there are no longer staff employed at the Belleville Facility and lower equipment rental, delivery, fuel and repairs and maintenance due to the absence of activity.. Cost of sales typically  includes equipment rental, delivery, fuel, repairs and maintenance, direct wages and benefits, depreciation and utilities. Included are costs for actual and estimated expenditures for completing certain known compliance matters as ordered by the MECP, which did not increase in the current nine-month period.

Operating expenses increased by $983,256 from $1,634,475 in the nine-month period ended September 30, 2025 to $2,617,731 in the nine-month period ended September 30, 2026, explained further below.

Management compensation increased by a nominal amount, impacted only by the translation of the Canadian dollar fees to the United States dollar. In Canadian dollars, the fees were unchanged.

Professional fees reduced by $116,647 from $218,895 in the nine-month period ended September 30, 2025 to $102,248 in the nine-month period ended September 30, 2026, primarily due to a reduction in legal fees and consulting fees for environmental services incurred in addressing the orders issued by the MECP and the absence of certain billings from US counsel.

Interest expense increased by $23,950 from $1,087,076 in the nine-month period ended September 30, 2025, to $1,111,026 in the nine-month period ended September 30, 2026. This increase was primarily due to the interest accruing on the obligation owing to the Company's general contractor for the Hamilton Facility and the increased mortgage balance on the Belleville Facility during the current nine-month period. In addition, the mortgagees requested an adjustment to their accrued interest which was then capitalized to one of their mortgages. This was immediately before certain accrued interest they forgave in connection with the sale of the Hamilton Facility on June 30, 2026

Office and administration expenses decreased by $18,970 from $174,419 in the nine-month period ended September 30, 2025 to $155,449 in the nine-month period ended September 30, 2026. The decrease was primarily due to a reduction in wages and administrative expenses in the Belleville Facility with the resignation of the lone employee and a reduction in interest and penalties on overdue accounts offset by adjustments to insurance related to prior years.

Rent and occupancy decreased by $32,415 from $189,302 in the nine-month period ended September 30, 2025 to $156,887 in the nine-month period ended September 30, 2026 due primarily to the absence of property taxes on the Hamilton Facility subsequent to the sale on June 30, 2026.

The Company has no active insurance policies in place and thus no insurance expense in the current and prior nine-month periods.

Filing fees decreased by $8,257 from $26,864 in the nine-month period ended September 30, 2025 to $18,607 in the nine-month period ended September 30, 2026, primarily due to the refund of a portion of the OTC annual fee resulting from the Company's downgraded listing and the absence of an investor relations website in the current period.

Directors' compensation increased nominally by $388 from $40,230 in the nine-month period ended September 30, 2025 to $40,618 in the nine-month period ended September 30, 2026 due to the weakening of the Canadian dollar compared to the United States dollar as the fees in Canadian dollars have not changed.

There were no repairs and maintenance in the current nine-month period ended September 30, 2026 compared to $445 in the nine-month period ended September 30, 2025.

The foreign exchange income in the nine-month period ended September 30, 2025, in the amount of $505,056 reduced to an expense of $626,715 in the nine-month period ended September 30, 2026, a change of $1,131,771, due primarily to the translation of significant United States dollar denominated balances, such as the convertible promissory notes during a period where the Canadian dollar weakened compared to the United States dollar.

During the current nine-month period ended September 30, 2026, the Company recorded a loss on the revaluation of the convertible promissory notes in the amount of $758,017 compared to a loss of $2,007,427 in the nine-month period ended September 30, 2025. In addition, the Company recognized a provision for loss for a March 2022 convertible promissory note in the amount of $329,413 in the nine-month period ended September 30, 2026 compared to $337,256 in the nine-month period ended September 30, 2025.  Further in connection with the sale of the Hamilton Facility on June 30, 2026, the Company recognized a gain on the sale of $1,820,299, forgiveness of interest and certain debt of $1,185,774 and a reversal of a previous provision of $295,427, in connection with additional debt owed to the general contractor for the Hamilton Facility. In addition, the Company recorded an insurance claim recovery of $92,296 in the three-month period ended September 30, 2025. Overall, the other expenses decreased by $4,466,457 from a loss of $2,252,387 in the nine-month period ended September 30, 2025 to income of $2,214,070 in the nine-month period ended September 30, 2026.

As at September 30, 2026, the Company had a working capital deficit of $33,793,656 (December 31, 2025-$40,416,007), net loss of $594,272 (September 30, 2025-net loss of $4,503,842) for the nine-month period ended September 30, 2026 and had an accumulated deficit of $52,710,843 (December 31, 2025-$52,116,571) and expects to incur further losses in the development of its business.

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

Stock-based compensation

The Company records compensation costs related to stock-based awards in accordance with ASC 718, Compensation-Stock Compensation, whereby the Company measures stock-based compensation cost at the grant date based on the estimated fair value of the award. Compensation cost is recognized on a straight-line basis over the requisite service period of the award. Where necessary, the Company utilizes the Black-Scholes option-pricing model to estimate the fair value of stock options granted, which requires the input of highly subjective assumptions including: the expected option life, the risk-free rate, the dividend yield, the volatility of the Company's stock price and an assumption for employee forfeitures. The risk-free rate is based on the U.S. Treasury bill rate at the date of the grant with maturity dates approximately equal to the expected term of the option. The Company has not historically issued any dividends and does not expect to in the near future. Changes in any of these subjective input assumptions can materially affect the fair value estimates and the resulting stock-based compensation recognized. The Company has not issued any stock options and has no stock options outstanding at September 30, 2026 or as at the date of this filing.

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

There were no new accounting pronouncements adopted during the nine-month period ended September 30, 2026.

EQUITY

As at September 30, 2026, the Company had 142,332,019 common shares issued and outstanding. As of the date of this filing, the Company also had 142,332,019 common shares issued and outstanding.

STOCK OPTIONS, WARRANTS AND RESTRICTED STOCK UNITS

The Company has no stock options, warrants or restricted stock units outstanding as at September 30, 2026 and as of the date of this filing.

RELATED PARTY TRANSACTIONS

For the three and nine-month periods ended September 30, 2026, the Company incurred $107,205 (C$150,000) and $324,945 (C$450,000)  (2025-$108,900; C$150,000 and $321,840; C$450,000) respectively, in management fees expense with Travellers International Inc. ("Travellers"), an Ontario company controlled by a director and the president and chief executive officer (the "CEO"); and $26,801 (C$37,500) and $81,236 (C$112,500) (2025-$27,225; C$37,500 and $80,460; C$112,000) respectively, in management fees expense with the Company's chief financial officer (the "CFO"). As at September 30, 2026, unpaid remuneration and unpaid expenses in the amount of $1,331,719 (C$1,889,499) (December 31, 2025-$1,007,247; C$1,380,547) is included in accounts payable and $400,704 (C$568,536) (December 31, 2025-$332,724; C$456,036) is included in accrued liabilities in the interim condensed consolidated balance sheets.

For the three and nine-month periods ended September 30, 2026, the Company incurred $30,570 (C$42,718) and $84,636 (C$117,209) (2025-$27,005; C$37,150 and $84,233; C$117,775) respectively, in rent expense paid under a lease agreement with Haute Inc. ("Haute"), an Ontario company controlled by the CEO. The lease agreement had expired and the Company is currently on a month-to-month arrangement. As at September 30, 2026, $97,577 (C$138,446) (December 31, 2025-$62,411; C$85,541) in outstanding rent expense including the related goods and services tax is included in accounts payable in the interim condensed consolidated balance sheets.

For the independent directors, the Company recorded directors' compensation during the three and nine-month periods ended September 30, 2026 of $13,400 (C$18,750) and $40,618 (C$56,250) (2025-$13,612; C$18,750 and $40,230; C$56,250) respectively. As at September 30, 2026, outstanding directors' compensation of $342,387 (C$485,793) (December 31, 2025-$313,395; C$429,543) is included in accrued liabilities in the interim condensed consolidated balance sheets.

During the nine-month period ended September 30, 2026, advances on loans payable to related parties totaled $26,521 (C$36,727) (2025-$28,020; C$39,178) and repayment of loans payable to related parties totaled $710,566 (C$984,027) (2025-$17,880; C$25,000).

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

Changes in Internal Control over Financial Reporting

During the nine-month period ended September 30, 2026, there were no changes made by management to its internal controls over financial reporting.

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

The Company has a claim against it for unpaid legal fees in the amount of $45,982 (C$65,241). The amount is included in accounts payable on the Company's interim condensed consolidated balance sheets.

On October 4, 2023, an action was launched by one of the October 2021 Investors, who claimed he was owed $1,300,000 plus accrued interest. The principal balance in the accounts and noted under convertible promissory notes, note 10(a) is $2,502,696 (December 31, 2025-$2,269,337), which is after conversions of $318,100 during 2022 and 2023 and includes accrued interest of $1,202,696 (December 31, 2025-$969,337). The Company has disclosed the fair value of this convertible promissory note as $3,629,064 (December 31, 2025-$3,449,419). The Company intends to repay the balance owed when it is financially able to do so.

On November 27, 2023 and March 6, 2024, the Company experienced an outflow of leachate impacted water from the stormwater pond at the Belleville Facility into the City of Belleville's (the "City") roadside ditch. The Company has been collaborating with its environmental consultants and its Canadian legal counsel to assess the damage caused, remediate this occurrence and report to the MECP.

On October 24, 2023, the Company received a letter from the utility company for unpaid hydro bills in the amount of $236,313 (C$335,291). The amount of this original claim and any amounts subsequently invoiced total $319,656 (C$453,542) as at December 31, 2025, included in accounts payable on the Company's consolidated balance sheets. On November 7, 2025, the Credit Bureau of Canada informed the Company that Hydro-One will consider settling for $255,725 (C$362,834) if settled by November 14, 2025. Management was not able to settle by this date and is considering all its options.

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

On June 10, 2024, the Company received a statement of claim from the general contractor, Gillam Construction Group Ltd. ("Gillam"), for the construction of the Hamilton Facility. Gillam also named the Company's two officers as defendants. The Company and its Canadian legal counsel were able to resolve the matter with the Plaintiff with a final settlement of $2,040,370 (C$2,900,000) if paid on or before November 30, 2024. Effective December 1, 2024, as a result of non-payment by the Company, the final settlement became $2,114,100 (C$3,000,000) and accrues interest at a variable rate using the Bank of Nova Scotia prime rate plus four percent (4%), compounded daily, due February 1, 2025. The settlement reached was over and above the original amount included in the accounts of the Company. The Company provided for this excess in the amount of $300,565 (C$409,122) as a loss on settlement during the year ended December 31, 2024. On February 1, 2025, the Company signed an extension to May 29, 2025, to repay the principal amount of $2,114,4100 (C$3,000,000) plus accrued interest and legal fees. Effective February 1, 2025, the principal amount is accruing interest at a fixed rate of twelve and one-half percent (12.5%) annually, compounded daily. On May 29, 2025, the Company signed an extension with Gillam, extending the repayment date from May 29, 2025 to August 15, 2025 on the same terms and conditions as the previous extension dated February 1, 2025.  As a result of the sale of the Hamilton Facility on June 30, 2026, Gillam accepted a payment of $1,856,443 (C$2,634,000) in full satisfaction of all outstanding amounts owed to Gillam. In addition, accrued interest and related costs totaling $474,449 (C$657,042) were forgiven by Gillam, included under other income (expenses), note 15(c).

For the three and nine-month periods ended September 30, 2026, interest in the amount of $nil (C$nil) and $157,877 (C$218,633) (2025-$78,220; C$107,825 and $223,402 (C$312,363) respectively, is included under interest expense in the interim condensed consolidated statements of operations and comprehensive income (loss).

On September 5, 2024, one of the Company's subsidiaries was served with a construction lien on the property at the Belleville Facility in the amount of $160,627 (C$227,904) representing outstanding accounts payable for environmental services provided by the contractor. This balance is included under accounts payable.

On March 3, 2025, the Company received a notice from the Ontario Supreme Court of Justice for unpaid fees with the Company's prior auditors. The outstanding amount includes fees of $50,098 (C$71,081), which is included under accounts payable in the interim condensed consolidated balance sheets and interest charged of $50,772 (C$72,038), which has been provided for, in total $100,870 (C$143,119). On May 6, 2025, the Company received an amended notice of motion returnable the week of May 19, 2025. The plaintiff would also seek to recover other costs and disbursements along with additional interest. On September 29, 2025, the Company received notice from the Ontario Superior Court of Justice that the Company's two bank accounts have been garnished for the total noted above. Management has been in discussions to settle this outstanding balance.

In a letter dated March 20, 2025, the Canada Revenue Agency (the "CRA"), informed the Company of outstanding harmonized sales taxes and payroll remittance amounts, including interest and penalties, owing for the Belleville Facility. The total amount was $572,697 (C$812,567) and included amounts relating to 2025. The Company has included under accounts payable and under accrued liabilities in the interim condensed consolidated financial statements the amounts owing as at September 30, 2026. Management has been in discussions with the CRA to repay the outstanding amounts over a reasonable amount of time once funding is received.

On August 29, 2025, the Company received a claim from the architectural firm who designed the Hamilton Facility for outstanding accounts payable in the amount of $178,764 (C$253,638) which is included under accounts payable in the Company's interim condensed consolidated balance sheets. The claimant names the Company and several subsidiaries, along with the Company's two officers, which includes one director. Management has been in discussions with the claimant's key principal and the architectural firm's counsel to resolve the timing of settlement of the outstanding accounts payable.

On November 5, 2025, the Company's Belleville subsidiary and the CEO received a summons from the Ontario Court of Justice (the "Court"), issued under the Provincial Offenses Act, served by the MECP. The appearance before the Court in Belleville, Ontario, was held on December 1, 2025. The Company has accrued the fine levied by the MECP, in the amount of $193,820 (C$275,000), included under accrued liabilities in the consolidated balance sheets.  The judicial pre-trial date occurred on September 8, 2026. On October 26, 2026, the CEO attended at the Provincial Offenses Court for Hastings County. At this hearing, a four-day trial date was set for July 12-15, 2027. A trial confirmation date was scheduled for February 22, 2027.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine-month period ended September 30, 2026, the Company did not have any unregistered sales of equities.

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

SUSGLOBAL ENERGY CORP.

November 12, 2026	By:	/s/ Marc Hazout
Marc Hazout
Executive Chairman, President and Chief Executive Officer

November 12, 2026	By:	/s/ Ike Makrimichalos
Ike Makrimichalos
Chief Financial Officer (Principal Financial and Accounting Officer)